Form 10-K
period 2000-12-31
MARINE PRODUCTS CORP
filed 2001-03-28
CIK 1129155

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                       -----------------------------------

                           Commission File No. 1-16263
                           MARINE PRODUCTS CORPORATION

         DELAWARE                                         58-2572419
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                             2170 PIEDMONT ROAD, NE,
                             ATLANTA, GEORGIA 30324
                                 (404) 321-2140

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
COMMON STOCK, $0.10 PAR VALUE                    AMERICAN STOCK EXCHANGE
  (17,012,277 shares outstanding
    as of February 28, 2001)

The aggregate market value of shares of common stock held by non-affiliates at February 28, 2001 was $29,175,386

           Securities registered pursuant to section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference

Portions of the Registrant's Form 10 filed on February 13, 2001 are incorporated by reference into Part III, Items 10 through 13 of this report.

                                     PART I

References in this document to "we," "our", "us," "Marine Products," or "the Company" mean Marine Products Corporation ("MPC") and its sole subsidiary, Chaparral Boats, Inc. ("Chaparral").

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence our performance in the future.

The words "may," "should," "will," "expect," "believe," "anticipate," "intend," "plan," "believe," "seek," "project," "estimate," and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See "Risk Factors" below.

ITEM 1. BUSINESS

Marine Products is a Delaware corporation, incorporated on August 31, 2000, in connection with a spin-off from RPC Inc. ("RPC").

In January 2000, RPC announced plans to spin-off Chaparral, the recreational powerboat manufacturing business of RPC, to RPC's stockholders. RPC accomplished the spin-off by contributing 100% of the issued and outstanding stock of Chaparral to Marine Products, a newly formed wholly owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. As part of the transaction, effective February 28, 2001 RPC's stockholders received
0.6 share of Marine Products common stock for every one share of RPC common stock owned as of February 16, 2001, the record date for the spin-off.

Marine Products, through its wholly-owned subsidiary Chaparral, designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat and cruiser markets. Available industry statistics measure Chaparral as the third largest sterndrive boatbuilder in the United States.

Chaparral sells its three lines of powerboats to an international network of independent authorized dealers. These lines consist of sportboats, deckboats and cruisers. A variety of new models are introduced each year; however; models are generally in production for several years before being replaced, updated or discontinued. Chaparral's dealer network now includes approximately 150 domestic dealers and 30 international dealers.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral's first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time the company grew by offering exceptional quality and consumer value. In 1976 Chaparral moved to Nashville, Georgia where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With 35 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.

Since RPC's purchase of Chaparral in 1986, Chaparral has been able to focus primarily on improving operations and profitability without concerns about the availability of capital. The management team has consistently improved manufacturing efficiency, refined current products and evaluated future product offerings, all of which have led to increasing revenue and profits. For the five years ended December 31, 2000, Marine Products has generated 12 percent compounded annual growth in net sales.

Marine Products' basic mission is to enhance its customers' boating experience by providing them with high quality, innovative powerboats. Marine Products intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide. Marine Products was incorporated in 2000 and is intended to serve as a public holding company for Chaparral and other operating companies that may be acquired in the future.

PRODUCTS

Marine Products offers a comprehensive range of motorized recreational boats. Marine Products distinguishes itself by offering a wide range of products to the family recreational market and cruiser market.

The following table provides a brief description of each of our brands and its particular market focus:

                                                               APPROXIMATE
                               NUMBER OF       OVERALL           RETAIL
           BRAND                MODELS          LENGTH         PRICE RANGE                    DESCRIPTION
---------------------------  -------------  --------------  ------------------ -----------------------------------------

Signature -- Cruisers              5           24'-35'          $45,000 -      Fiberglass, accommodation-focused
                                                                $201,000       cruisers. Marketed to experienced boat
                                                                               owners through trade magazines and boat
                                                                               show exhibitions.

 SS -- Sportboats                 15           18'-28'          $16,000 -      Fiberglass runabouts, cruisers and
                                                                 $94,000       performance boats. Encompasses
                                                                               affordable, entry-level to mid-range
                                                                               sportboats. Marketed as high value
                                                                               runabouts for family groups.

 Sunesta -- Deckboats              5           21'-26'          $30,000 -      Fiberglass deck boats. Encompasses
                                                                 $53,000       affordable, entry-level to mid-range
                                                                               deck boats.  Marketed as high value
                                                                               family pleasure boats with the handling
                                                                               of a runabout, the style of a sport boat
                                                                               and the roominess of a cruiser.


MANUFACTURING

All of Chaparral's manufacturing facilities are located in Nashville, Georgia. A total of five different plants are utilized to manufacture the interiors, design new models and to create the fiberglass hulls and decks and to assemble the various end products. Quality control is conducted throughout the manufacturing process. When fully assembled and inspected, the boats are loaded onto either company owned trailers or third party marine transport trailers for delivery to the dealers.

The manufacturing process begins with design of the ultimate product. Plugs are constructed in the research and development area from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gelcoat to the mold. Then numerous layers of fiberglass and resin are applied during the lamination process over the gelcoat. After curing, the hulls and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

SUPPLIERS

Marine Products' two most significant components used in manufacturing boats, based on cost, are engines and fiberglass. For each of these raw materials there is an adequate supply available in the market. Marine Products has not experienced any material shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers switching model mixes or introducing new product lines. These temporary shortages have not impacted sales. Marine Products obtains most of its fiberglass from a leading domestic supplier. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quantities.

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer order. Marine
Products does not have any engine supply contracts. Engines are purchased through the American Boatbuilders Association ("ABA"), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchased volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing engines from the ABA on a voluntary basis in order to receive purchase volume discounts. Marine Products does not have a supply contract with the ABA. See "Growth Strategies" below.

In the event of a sudden interruption in the supply of engines from these suppliers, our sales and profitability could be negatively impacted.

SALES AND DISTRIBUTION

Sales are made through approximately 150 dealers throughout the United States. Marine Products also has approximately 30 international dealers. Most of these dealers are not exclusive to Marine Products and carry the boats of other companies, including some which may be competitive with Marine Products' products. The territories served by any dealer are not exclusive to the dealer. However, Marine Products uses discretion in locating new dealers in an effort to protect the interests of the existing dealers. Eight independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales force is directed by Chaparral's National Sales Coordinator, who is responsible for developing a full dealer organization for SS Sportboats, Signature Cruisers and Deckboats. The marketing of boats to retail customers is primarily the responsibility of the dealer, whose efforts are supplemented by Marine Products through advertising in boating magazines and participation in regional, national, and international boat shows.

Marine Products' sales orders are based on strong interest by its dealers. Although cancelable at any time, substantially all boats are pre-sold to a dealer before entering the production line. Historically, dealers have in most cases taken delivery of all their orders. In the past, Marine Products has been able to resell any boat for which the order has been cancelled. To date, cancellations have not had any material effect on Marine Products.

Marine Products continues to seek new dealers in many areas throughout Europe, South America, Asia and the Mideast. In general, Marine Products requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuation. Marine Products believes that within several years, foreign sales could produce additional sales growth.

Most of Marine Products' domestic shipments are made pursuant to commercial dealer "floor plan financing" programs in which Marine Products participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products. Generally, payment is made to Marine Products within 5 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer's floor plan credit facilities are secured by the dealer's inventory, letters of credit, and perhaps other personal and real property. In connection with the dealer's floor plan arrangements, Marine Products has agreed to repurchase any of its boats which a lender repossesses from a dealer and returns to Marine Products. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Marine Products participates in floor plan arrangements with several major third-party lenders on behalf of its dealers, most of whom have financing arrangements with more than one lender. As of December 31, 2000, Marine Products' obligation to repurchase boats under the floor plan financing programs described above was approximately $3,481,000. Unlike Marine Products' obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers.

Marine Products' dealer incentive programs are designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons and level out Marine Products' manufacturing between the peak and offpeak periods. For the 2001 model year (which commenced July 1, 2000), dealers had an option whereby Marine Products made arrangements to pay all interest charged to dealers by certain floor plan lenders until April 1, 2001. This and other incentives to the dealers have resulted in relatively level month to month production and sales. After the free interest program ends, interest costs revert to the dealer at the rates set by the lender. The dealers will make curtailment payments (principal payments) on the boats as required by their particular commercial lenders. Similar sales promotion programs were in effect during the past five years.

As of December 31, 2000, the sales order backlog was 1,470 boats with an estimated revenue value of $41,400,000. This represents a fourteen week backlog based on recent production levels. Marine Products normally does not manufacture boats for inventory.

PRODUCT WARRANTY

Marine Products provides a five year transferable hull and deck structural warranty against defects in material and workmanship. A one year warranty on components is provided as well. The engine manufacturer warrants engines included in the boats. Warranty costs of $1,483,000 or 1 percent of sales were recorded in fiscal 2000. Warranty costs were $1,475,000 and $1,449,000 in 1999 and 1998, respectively, or 1 percent of sales in both years. Marine Products' warranty costs as a percentage of sales are considered low relative to the marine industry, reflecting Marine Products' superior construction of its boats.

RESEARCH AND DEVELOPMENT

Essentially the same technologies and processes are used to produce fiberglass boats by all boat manufacturers. The most common method is open-face molding. This is usually a labor-intensive, manual process whereby employees hand spray and apply fiberglass and resin in layers on open molds to create boat hulls, decks, stringers and other smaller fiberglass components. This process can result in inconsistencies in the size and weight of parts, which may lead to higher warranty costs. Open-face molding is typically capable of producing approximately 3 hulls per week.

Chaparral has been a leading innovator in the recreational boating industry. One of the Chaparral's most innovative designs is the full-length Extended V-Plane running surface. Typically, sterndrive boats have a several foot gap on the bottom rear of the hull where the engine enters the water. With Chaparral's design, the running surface extends the full length to the rear of the boat. The benefit of this innovation is more space, better performance and a more comfortable ride.

Marine Products had research and development expenditures of $1,428,000, $1,500,000, and $1,018,000 for the fiscal years ended December 31, 2000, 1999, and 1998, respectively.

INDUSTRY OVERVIEW

The National Marine Manufacturers Association ("NMMA") estimates that the total U.S. recreational boating industry generated approximately $26 billion in sales in 2000, including retail sales of new and used boats, motors and engines, accessories, and related boating expenditures, such as fuel, insurance, docking, storage, and repairs.

The recreational boat manufacturing market remains highly fragmented with little consolidation having occurred to date. We estimate that the boat manufacturing industry includes more than 400 manufacturers, most of whom are small privately held companies with varying degrees of professional management and manufacturing skills.

The NMMA conducts various surveys of boating industry trends. It is estimated that 72 million people in the United States participate in recreational boating. There are currently over 16 million boats owned in the U.S. of which 1.7 million are equipped with sterndrive engines.

According to the NMMA, sales of boats with sterndrive engines totaled 77,800 units in 2000 with a total retail value of $2.2 billion, or an average retail price per boat of approximately $29,000. During the first six months of 2000, sales of sterndrive boats in the 18 to 23 foot size range represented 60 percent of the units and 42 percent of the factory value sold. Ten of the twenty-five boat models currently offered by Chaparral fall within this range of sizes. Management believes that the five largest states for boat sales are Michigan, California, Florida, Minnesota, and Texas. Chaparral has dealers in each of these states.

Sales trends in the recreational boating industry are influenced by several factors, including general economic growth, consumer confidence, household incomes, tax laws, and demographics. Interest rates and fuel prices also have a direct impact on boat sales, as well as trends at the local, regional and national level. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

Management believes Chaparral is well positioned to take advantage of the following conditions, which continue to characterize the industry:

     o    labor-intensive    manufacturing   processes   that   remain   largely
          unautomated;

     o increasingly strict environmental standards derived from governmental regulations and customer sensitivities;

     o a lack of focus on coordinated customer service and support by dealers and manufacturers; and

     o a high degree of fragmentation and competition among the hundreds of recreational boat manufacturers.

GROWTH STRATEGIES

Marine Products' operating strategy emphasizes innovative designs and high quality manufacturing processes, by delivering a superior quality product while lowering manufacturing costs through increased efficiencies in our facilities. We have been leveraging our buying power through economies of scale. Chaparral is one of the largest independent boat manufacturers that does not manufacture its own engines. Management believes this, together with its membership in the

ABA, positions Chaparral as a significant third party customer of major engine suppliers. Chaparral is a founding member of the ABA which collectively represents 13 independent boat manufacturers which have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin, and many other components. Chaparral intends to continue seeking the most advantageous purchasing arrangements from its suppliers. Chaparral is also a significant consumer of fiberglass materials, and management intends to capitalize on relationships with fiberglass suppliers to assist Marine Products' growth.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its international presence by continuing to build dedicated sales, marketing and distribution systems. Marine Products has a distribution network of approximately 180 dealers located throughout the U.S. and internationally. Our strategy is to increase the number and quality of our dealers. Marine Products seeks to capitalize on this strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales. Marine Products intends to continue to strengthen its dealer network and build brand loyalty with both dealers and customers.

As part of Marine Products' overall strategy, Marine Products will also consider making strategic acquisitions in order to complement existing product Lines, expand Marine Products' geographic presence in the marketplace and strengthen capabilities.

COMPETITION

The recreational boat industry is highly fragmented, resulting in intense competition for customers, quality products and boat show space. There is significant competition both within markets we currently serve and in new markets that we may enter. Chaparral competes with several large national or regional manufacturers that have substantial financial, marketing and other resources. However, we believe that our corporate infrastructure and marketing and sales capabilities, our cost structure and our nationwide presence enable us to compete effectively against these companies. In each of our markets, Marine Products competes on the basis of responsiveness to customer needs and the quality and range of products and services offered. Additionally, Marine
Products faces general competition from all other recreational businesses seeking to attract consumers' leisure time and discretionary spending dollars.

According to Statistical Surveys, the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales for the six months ended June 30, 2000. Several of theses manufacturers are part of larger integrated boat building companies and are marked with asterisks. Management believes the companies set forth below represent approximately 65 percent of all U.S. retail sterndrive boat registrations.

1.  Bayliner*
2.  Sea Ray*
3.  Chaparral
4.  Four Winns**
5.  Crownline
6.  Maxum*
7.  Glastron***
8.  Rinker
9.  Stingray
10. Regal

-----------

*      a subsidiary of Brunswick Corporation
**     a subsidiary of Outboard Marine Corporation
***    a subsidiary of Genmar Industries

ENVIRONMENTAL AND REGULATORY MATTERS

Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive or reactive and are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency ("EPA") and state pollution control agencies which require reports and inspect facilities to monitor compliance with their regulations. The Occupational Safety and Health Administration ("OSHA") standards limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Marine Products' manufacturing facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. Marine Products believes that its facilities comply with substantially all regulations. Marine Products' cost of compliance with environmental regulations has not been material.

In connection with the expansion of the Signature Cruisers manufacturing facility, Marine Products is spending approximately $700,000 to install an air purification system. This equipment is designed to comply with OSHA and EPA regulatory limits. Although capital expenditures related to compliance with environmental laws are expected to increase during the coming years, we do not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety regulations in connection with our ongoing operations.

Recreational powerboats sold in the U.S. must be certified by the manufacturer to meet U.S. Coast Guard specifications. In addition, boats manufactured for sale in the European Community must be certified to meet CE Certification standards. These certifications specify standards for the design and construction of powerboats. All boats sold by Marine Products meet these standards. In addition, their safety is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. While Marine Products has instituted recalls for defective component parts produced by other manufacturers, there has never been a safety related recall resulting from Chaparral's design or manufacturing process. None of the recalls has had a material adverse effect on Marine Products.

EMPLOYEES

As of December 31, 2000, Marine Products has approximately 800 employees, of which five are management and 27 are administrative. None of Marine Products' employees is party to a collective bargaining agreement. All of Marine Products' workforce are currently employed in the U.S., and Marine Products believes that its relations with its employees are good.

PROPRIETARY MATTERS

Marine Products owns a number of trademarks and trade names that Marine Products believes are important to its business. Except for the Chaparral trademark, however, Marine Products is not dependent upon any single trademark or trade name or group of trademarks or trade names. The Chaparral trademark is currently registered in the U.S.. The current duration for such registration ranges from seven to 15 years in the U.S., but each registration may be renewed an unlimited number of times. Other trademarks and trade names used in Marine Products' business are registered and maintained in the U.S.


RISK FACTORS

Marine Products' Dependence On Its Network Of Independent Boat Dealers May Affect Its Growth Plans And Revenues

Virtually all of Marine Products' revenue is derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Dealer competition continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. We face intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral trade name and the quality of their marketing and servicing efforts are essential to Marine Products' ability to generate revenue. A deterioration in the number or quality of Marine Products' network of independent boat dealers would have a material adverse effect on its powerboat sales. Marine Products' inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers could substantially impair its ability to execute its growth plans.

Although Marine Products' management believes that the quality of its products and services in the recreational powerboat market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current revenue levels. In addition, independent dealers in the recreational boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of Marine Products' dealers in the future if the surviving entity in any such consolidation purchases similar products from a Marine Products competitor. See "Growth Strategies" above.

Marine Products Sales Are Affected By Weather Conditions

Marine Products' business is subject to weather patterns which may adversely affect its sales. For example, drought conditions, or merely reduced rainfall levels, or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in some locations.

Marine Products Has Potential Liability for Personal Injury and Property Damage Claims

The products we sell or service may expose Marine Products to potential liabilities for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected Marine Products' business. Marine Products will maintain product liability insurance that it believes to be adequate. However, there can be no assurance that Marine Products will not experience legal claims in excess of its insurance coverage or that claims will be covered by insurance. Furthermore, any significant claims against Marine Products could result in negative publicity, which could cause Marine Products' revenues to decline.

Because Marine Products Relies On Third Party Vendors, Marine Products May Be Unable To Obtain Adequate Raw Materials

Marine Products is dependent on third party vendors to provide raw materials and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products' boats. While Marine Products' management believes that vendor relationships currently in place are sufficient to provide the materials necessary to meet present production demands, there can be no assurance that these relationships will continue or that the quantity or quality of materials available from these vendors will be sufficient to meet Marine Products' future needs irrespective of whether Marine Products successfully implements its growth and acquisition strategies. Disruptions in current vendor relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in construction materials or the inability of Marine Products' management to purchase construction materials required to complete its growth and acquisition strategies could cause a reduction in Marine Products' profit margins or reduce the number of powerboats Marine Products may be able to produce for sale.

Marine Products May Be Unable To Identify Or Complete Acquisitions

Marine Products intends to pursue acquisitions and form strategic alliances that will enable Marine Products to acquire complementary skills and capabilities, offer new products, expand its customer base and obtain other competitive advantages. There can be no assurance, however, that Marine Products will be able successfully to identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into its existing operations or expand into new markets. Once integrated, acquired operations may not achieve anticipated levels of revenue, profitability or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management resources and possible adverse effects on earnings and earnings per share resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business. The failure to integrate acquisitions successfully may divert management's attention from Marine Products' existing business and may damage Marine Products' relationships with its key customers and suppliers.

Marine Products Success Will Depend On Its Key Personnel, And The Loss Of Any Key Personnel May Affect Its Powerboat Sales

Marine Products' success will depend to a significant extent on the continued service of key management personnel. The loss or interruption of the services of any senior management personnel or the inability to attract and retain other qualified management, sales, marketing and technical employees could disrupt Marine Products' operations and cause a decrease in its sales and profit margins.

Marine Products' Ability To Attract And Retain Qualified Employees Is Crucial To Its Results Of Operations And Future Growth

Marine Products relies on the existence of an available hourly workforce to manufacture its products. As with many businesses, we are challenged to find qualified employees. There are no assurances that Marine Products will be able to attract and retain qualified employees to meet current and/or future growth needs.

If Marine Products Is Unable To Comply With Environmental And Other Regulatory Requirements Its Business May Be Exposed to Liability and Fines

Marine Products' operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. While Marine Products believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state, and local regulations, there can be no assurance that Marine Products will be able to continue to maintain all requisite licenses and permits. The failure to satisfy these and other regulatory requirements could cause Marine Products to incur fines or penalties or could increase the cost of operations. The adoption of additional laws, rules and regulations could also increase Marine Products' costs.

As with boat construction in general, our manufacturing processes involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes. Accordingly, we are subject to regulations regarding these substances, and the misuse or mishandling of such substances could expose Marine Products to liability or fines.

Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby reducing future sales.

Marine  Products  Management  Has  A  Substantial  Ownership  Interest;   Public
Stockholders May Have No Effective Voice In Marine Products Management

Marine Products' executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 62 percent of Marine Products' outstanding common stock. As a result, these stockholders will effectively control the operations of Marine

Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over Marine Products at a premium. In addition, the availability of Marine Products common stock to the investing public is limited to those shares not held by the executive officers, directors and their affiliates, which could negatively impact Marine Products' stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of Marine Products common stock.

Provisions In Marine Products' Certificate of Incorporation And Bylaws May Inhibit A Takeover Of Marine Products

Marine Products' certificate of incorporation, bylaws and other documents contain provisions that may make more difficult or expensive, or that may otherwise discourage, a tender offer, change in control or takeover attempt that is opposed by Marine Products' board of directors.

ITEM 2. PROPERTIES

Marine Products' principal executive office is located in Atlanta, Georgia. This office is currently shared with RPC and is leased from a third party. The monthly rent paid to the third party is allocated proportionately between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $2,000 per month in rent. Marine Products may cancel this arrangement at any time. Chaparral owns and maintains approximately 670,000 square feet of manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. Chaparral's operations are conducted among twelve facilities located on its Nashville site. There are five main manufacturing plants where Chaparral's boats are built. The largest of the manufacturing plants, which was put into service in fiscal year 2000, sits on approximately 10 acres and comprises 253,000 square feet. It is used to build Marine Products' larger SS-Sportboat series boats, which are 22 to 28 feet in length. Chaparral's total square footage under roof is allocated as follows: manufacturing - 486,000, research and development - 65,000, warehousing - 75,000, office and other - 44,000.

ITEM 3. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcomes of such litigation will have a material adverse effect on the financial position or results of operations of Marine Products.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Each of the executive officers of Marine Products was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next annual meeting of stockholders or until his or her earlier removal by the Board of Directors or his or her resignation. The following table lists the executive officers of Marine Products and their ages, offices, and terms of office.

  Name and Office with Registrant     Age           Date First Elected
                                                         to Office
        R. Randall Rollins
       Chairman of the Board          69                  2/28/01

        Richard A. Hubbell
             President
      Chief Executive Officer         56                  2/28/01

        James A. Lane, Jr.
     Executive Vice President         58                  2/28/01

          Linda H. Graham
          Vice President
             Secretary                64                  2/28/01

          Ben M. Palmer
          Vice President
  Chief Financial Officer,
Treasurer and Assistant Secretary     40                  2/28/01



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MPC common stock is listed on the American Stock Exchange under the ticker symbol "MPX". At February 28, 2001 there were 17,012,277 shares of common stock outstanding.

On August 31, 2000, in connection with the incorporation of Marine Products Corporation ("Marine Products"), Marine Products issued 100 shares of its common stock to RPC, Inc. in return for payment of $10.00. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected combined financial data of Marine Products. The historical information may not be indicative of Marine Products' future results of operations. This information set forth below should be read in conjunction with "Management's Discussion And Analysis of Financial Condition And Results of Operations," the Combined Financial Statements and the notes thereto, included elsewhere in this document. Per share data has not been presented since the companies that comprise Marine Products were wholly owned subsidiaries of RPC and have been recapitalized as part of the spin-off.

                                                                         YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                                         (AUDITED)                             (UNAUDITED)
                                                   -------------------------------------------------------    --------------
                                                     2000           1999            1998          1997            1996
                                                   ----------    -----------     -----------    ----------    --------------

STATEMENT OF INCOME DATA:
Net Sales                                      $    148,276       $ 122,878       $ 103,497       $95,029      $    86,225
Cost of Goods Sold                                  115,876          93,247          77,776        72,899           67,426
                                                   ----------    -----------     -----------    ----------    --------------
Gross Profit                                        32,400           29,631          25,721        22,130           18,799
Selling , General and Administrative Expenses       16,945           15,147          13,578        11,716           10,765
                                                   ----------    -----------     -----------    ----------    --------------
Operating Income                                    15,455           14,484          12,143        10,414            8,034
Interest Income                                        280              233             240           214              133
Gain on Settlement of Claim                          6,817               --              --            --               --
                                                   ----------    -----------     -----------    ----------    --------------
Income Before Income Taxes                          22,552           14,717          12,383        10,628            8,167
Income Tax Provision                                 8,591            5,599           4,709         4,067            3,103
                                                   ----------    -----------     -----------    ----------    --------------
NET INCOME                                     $    13,961          $ 9,118         $ 7,674       $ 6,561      $     5,064
                                                   ==========    ===========     ===========    ==========    ==============

OTHER FINANCIAL DATA:
Net Cash Provided by Operating Activities      $    15,464        $   9,235         $ 8,382       $ 7,180             (a)
Net Cash Used for Investing Activities               4,198            1,665           2,192           667             (a)
Net Cash Used for Financing Activities              13,600            7,619           5,414         7,555             (a)

BALANCE SHEET DATA:
Total Assets                                   $   103,449        $  88,168         $77,585       $68,452      $    61,719
Total Stockholder's Equity                          92,593           78,632          69,514        61,840           55,279
---------------------

(a) Not readily available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based upon and should be read in conjunction with "Selected Financial Data," "Combined Financial Statements", and the notes thereto. See also "Forward-Looking Statements" above.

Marine Products,  through its wholly-owned  subsidiary  Chaparral,  is a leading manufacturer of recreational fiberglass powerboats in the stern-drive, sportboat, deckboat and cruiser markets. Marine Products' mission is to maximize the boating experience by providing its customers with high quality, innovative powerboats and related products and services.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

Net Sales. Marine Products generated net sales of $148,276,000 in 2000 compared to $122,878,000 in 1999, a $25,398,000 or 21 percent increase. Despite recent industry sales weakness, Chaparral has continued to generate sales increases by gaining market share. The net sales increase in 2000 compared to 1999 resulted primarily from a 19 percent increase in the volume of boats sold coupled with a 2 percent increase in the average sales price. Recent weakness in consumer confidence caused by higher consumer borrowing costs and stock market volatility is putting pressure on industry and Marine Products' sales.

Cost of Goods Sold. Cost of goods sold was $115,876,000 in 2000 compared to $93,247,000 in 1999. The increase in cost of goods sold, as a percent of net sales, from 76 percent in 1999 to 78 percent in 2000 is due primarily to lower manufacturing efficiency caused by manufacturing space constraints. During the third quarter of 2000, additional manufacturing space was opened to provide needed capacity to efficiently build a larger number of boats.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16,945,000 in 2000 compared to $15,147,000 in 1999, an increase of $1,798,000 or 12 percent. Selling, general and administrative expenses were 11 percent and 12 percent of net sales in 2000 and 1999 respectively. Compensation costs increased $2,541,000 or 35 percent from $7,288,000 in 1999 to $9,829,000 in 2000. The increase in compensation costs resulted from an increase in commissions expense consistent with the increase in net sales and an increase in officers' bonuses due to the increase in operating income. The remaining increase relates to higher warranty expense consistent with higher net sales.

Operating Income. Operating income was $15,455,000 in 2000, an increase of $971,000 or 7 percent compared to $14,484,000 in 1999. The increase in operating profit results from the improvement in net sales and gross margin offset slightly by the increase in selling, general and administrative expenses.

Gain on Settlement of Claim. In the first quarter of 2000, Marine Products recorded a pre-tax gain of $6,817,000 relating to settlement of a claim. The gain is a result of Marine Products' receipt of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation, a major engine supplier, to the members of the ABA.

Interest Income. Interest income was $280,000 in 2000 compared to $233,000 in 1999. Marine Products generates interest income from investment of its available cash primarily in overnight securities. The amount of cash available for investment has varied depending upon the cash requirements of Marine Products and RPC.

Net Income. Net income was $13,961,000 in 2000 compared to $9,118,000 in 1999. The improvement in net income was due to the increase in operating profit and the impact of the after-tax gain on settlement of claim totaling $4,227,000 recognized in the first quarter of 2000. The income tax rate of 38 percent was the same in both periods.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales. Marine Products generated net sales of $122,878,000 in 1999 compared to $103,497,000 in 1998, a $19,381,000 or 19 percent increase. The total number of boats sold by Marine Products in 1999 increased 8 percent compared to 1998 while the average sales price also increased 8 percent. The average sales price increase resulted from selling a larger number of higher priced Cruisers and Sunestas in 1999 compared to 1998. Lastly, there were price increases in July 1999 and December 1999 that averaged approximately 2 percent each, as a result of higher materials costs, product upgrades and other product changes. In addition, net sales in 1999 increased compared to 1998 as a result of increased sales of parts and accessories and the favorable response to the dealer incentive programs designed to encourage sales during the off season periods. The increase in net sales during 1999 was similar to the overall industry growth.

Cost of Goods Sold. Cost of goods sold was $93,247,000 in 1999 compared to $77,776,000 in 1998. Cost of goods sold in 1999 increased $15,471,000 or 20 percent compared to 1998, which is comparable to the increase in net sales. As a percent of net sales, cost of goods sold was 76 percent in 1999 compared to 75 percent in 1998. The one percent increase in cost of goods sold as a percentage of net sales in 1999 compared to 1998 can be attributed to the introduction of several new boat models with enhanced features, which were more expensive to manufacture.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $15,147,000 in 1999 compared to $13,578,000 in 1998, a $1,569,000 or 12 percent increase. Compensation costs increased $963,000 or 15 percent from $6,325,000 in 1998 to $7,288,000 in 1999. Compensation costs include payroll, sales commissions, and officers' bonuses. The increases in compensation costs resulted from an increase in commissions expense consistent with the increase in net sales and an increase in officers' bonuses due to the increase in operating income. In addition, research and development expenses increased $481,000 or 47 percent from $1,018,000 to $1,500,000 due to the introduction of several new boat models with enhanced features. As a percent of net sales, selling, general and administrative expenses was 12 percent in 1999 compared to 13 percent in 1998.

Operating Income. Operating income was $14,484,000 in 1999, an increase of $2,341,000 or 19 percent compared to $12,143,000 in 1998. The increase in 1999 operating income resulted from increased net sales, partially offset by a decrease in the gross margin percentage. However, operating income was also favorably impacted by the reduction in Marine Products' selling, general, and administrative expenses, as a percentage of net sales.

Interest Income. Interest income was $233,000 in 1999 compared to $240,000 in 1998. Marine Products has generated interest income from investment of its available cash primarily in overnight securities. The amount of cash available for investment has varied depending upon the cash requirements of Marine Products and RPC.

Net Income. Net income was $9,118,000 for 1999 compared to $7,674,000 for 1998. The increase in net income can be primarily attributed to the improvement in 1999 operating income compared to 1998. The income tax rate of 38 percent was the same in 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15,464,000 in 2000 compared to $9,235,000 in 1999. The increase is primarily due to the increase in net income for 2000 which included the $4,227,000 after tax gain on settlement of claim.

Net cash used for investing activities increased from $1,665,000 in 1999 to $4,198,000 in 2000. This increase is due primarily to an increase in capital expenditures relating to the purchase and renovation of an additional manufacturing facility which opened on September 1, 2000. The remaining capital expenditures relate to purchases of various other manufacturing equipment and transport vehicles. During fiscal year 2001, Marine Products plans to construct a 130,000 square foot manufacturing addition to accommodate the building of Signature Cruisers up to 40 feet in length. This expansion, which is expected to be completed during the third quarter of fiscal 2001, will cost approximately $4,000,000. Funding for future capital requirements over the next twelve months is expected to be provided by available cash and marketable securities and cash flow from operations.

Net cash used for financing activities was $13,600,000 in 2000 compared to $7,619,000 in 1999. The increase is due to the increase in the receivable from RPC. See Footnote 5 to the Combined Financial Statements.

SEASONALITY

Marine Products' quarterly operating results are affected by weather and the general economic conditions in the U.S. Although quarterly operating results for the second quarter have historically recorded the highest sales volume for the year, our quarterly operating results are generally distributed evenly throughout the year. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

INFLATION

Inflation has not had a material effect on Marine Product's operations. If inflation increases, Marine Products will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation. Inflation can also impact Marine Products' sales and profitability. New boat buyers typically finance their purchases. Because higher inflation results in higher interest rates, the cost of boat ownership increases. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Marine Products to significant market risk. Marine Products' primary market risk is interest rate risk. Marine Products currently minimizes such risk by investing its available cash in overnight securities. As a result, Marine Products believes it has no material interest rate risk to manage.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             COMBINED BALANCE SHEETS
                           MARINE PRODUCTS CORPORATION

                                                          (in thousands)
                                                      ----------------------
DECEMBER 31,                                          2000              1999
------------                                          ----              ----

ASSETS
Cash and cash equivalents                       $     1,097        $    3,431
Accounts receivable, less allowance for
  doubtful accounts of $67 and $69
  in 2000 and 1999, respectively                      1,746             1,417
Inventories                                          15,064            13,703
Deferred income taxes                                 2,425             2,642
Prepaid expenses and other current assets               668               551
                                                -----------       -----------
Current assets                                       21,000            21,744
Property, plant and equipment, net                    9,796             6,714
Goodwill, net of accumulated amortization
    of $9,695 in 2000 and $9,011 in 1999              3,992             4,676
Receivable from RPC, Inc.                            68,276            54,676
Other assets                                            385               358
                                                -----------       -----------
Total assets                                    $   103,449        $   88,168
                                                ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable                                $     2,910        $    2,372
Other accrued expenses                                7,602             6,858
                                                -----------       -----------
Current liabilities                                  10,512             9,230
Deferred income taxes                                   344               306
                                                -----------       -----------
Total liabilities                                    10,856             9,536
                                                -----------       -----------
Commitments and contingencies
RPC, Inc. equity investment                          92,593            78,632
                                                -----------       -----------
Total stockholder's equity                           92,593            78,632
                                                -----------       -----------
Total liabilities and stockholder's equity      $   103,449        $   88,168
                                                ===========       ===========


The accompanying notes are an integral part of these statements.

                          COMBINED STATEMENTS OF INCOME
                           MARINE PRODUCTS CORPORATION

                                                                   (in thousands)
                                                  -------------------------------------------
YEARS ENDED DECEMBER 31,                                   2000            1999          1998

Net sales                                         $     148,276   $     122,878  $    103,497
Cost of goods sold                                      115,876          93,247        77,776
Selling, general and administrative expenses             16,945          15,147        13,578
                                                   ------------    ------------   -----------
Operating income                                         15,455          14,484        12,143
Gain on settlement of claim                               6,817               -             -
Interest income                                             280             233           240
                                                   ------------    ------------   -----------
Income before income taxes                               22,552          14,717        12,383
Income tax provision                                      8,591           5,599         4,709
                                                   ------------    ------------   -----------
Net income                                        $      13,961   $       9,118  $      7,674
                                                   ============    ============   ===========

PROFORMA EARNINGS PER SHARE (UNAUDITED)
    Basic                                         $        0.82   $        0.54  $       0.45
                                                   ============    ============   ===========
    Diluted                                       $        0.82   $        0.54  $       0.45
                                                   ============    ============   ===========


                   COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                           MARINE PRODUCTS CORPORATION
                                                        (in thousands)
                                                       RPC, Inc. Equity
                                                          Investment
                                                          ----------

Balance at December 31, 1997                            $      61,840
Net Income                                                      7,674
                                                         ------------
Balance at December  31,1998                                   69,514
Net Income                                                      9,118
                                                         ------------
Balance at December 31, 1999                                   78,632
Net Income                                                     13,961
                                                         ------------
Balance at December 31, 2000                            $      92,593
                                                         ------------

The accompanying notes are an integral part of these statements.

                        COMBINED STATEMENTS OF CASH FLOWS
                           MARINE PRODUCTS CORPORATION
                                                                         (in thousands)
                                                              ----------------------------------
YEARS ENDED DECEMBER 31,                                      2000           1999           1998
------------------------                                      ----           ----           ----

OPERATING ACTIVITIES
Net income                                                 $  13,961     $   9,118      $   7,674
Noncash charges (credits) to earnings:
     Depreciation and amortization                             1,800         1,545          1,399
     Gain on sale of equipment and property                       -           (141)            -
     Deferred income tax provision (benefit)                     255          (166)          (436)

(Increase) decrease in assets:
     Accounts receivable                                        (329)          769           (583)
     Inventories                                              (1,361)       (3,015)          (936)
     Prepaid expenses and other current assets                  (117)         (278)           109
     Other noncurrent assets                                    (27)           (29)           (31)

Increase (decrease) in liabilities:
     Accounts payable                                           538            652            548
     Other accrued expenses                                     744            780            638
                                                            ---------     ---------      ---------
Net cash provided by operating activities                     15,464         9,235          8,382
                                                            ---------     ---------      ---------

INVESTING ACTIVITIES
Capital expenditures                                           (4,198)      (1,810)        (2,192)
Proceeds from sale of equipment and property                     -             145             -
                                                            ---------     ---------      ---------
Net cash used for investing activities                         (4,198)      (1,665)        (2,192)
                                                            ---------     ---------      ---------
FINANCING ACTIVITIES
Increase in receivable from RPC, Inc.                         (13,600)      (7,619)        (5,414)
                                                            ---------     ---------      ---------
Net cash used for financing activities                        (13,600)      (7,619)        (5,414)
                                                            ---------     ---------      ---------
Net (decrease) increase in cash and cash equivalents           (2,334)         (49)           776
Cash and cash equivalents at beginning of year                  3,431        3,480          2,704
                                                            ---------     ---------      ---------
Cash and cash equivalents at end of year                   $    1,097    $   3,431      $   3,480
                                                            ==========    =========      =========

The accompanying notes are an integral part of these statements

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                           MARINE PRODUCTS CORPORATION
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


NOTE 1: RPC INC.'S SPIN-OFF OF ITS POWERBOAT MANUFACTURING BUSINESS

In January 2000, the Board of Directors of RPC, Inc. ("RPC") announced that it planned to spin off to RPC stockholders the business conducted through Chaparral Boats, Inc. ("Chaparral"), RPC's Powerboat Manufacturing Segment (the "spin-off"). RPC's Board of Directors subsequently approved the spin-off on February 12, 2001. RPC accomplished the spin-off by contributing 100% of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) ("Marine Products"), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date. Based on an Internal Revenue Service Private Letter ruling, subject to certain assumptions, the spin-off will be tax-free to RPC and RPC's stockholders, except for cash received for any fractional shares. Immediately after the spin-off was completed, RPC owned no shares of Marine Products Common Stock, and Marine Products became an independent public company. A total of 17,012,277 shares of Marine Products Common Stock were distributed in connection with the spin-off.

In conjunction with the spin-off, RPC and Marine Products have entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. These include the Distribution Agreement and Plan of Reorganization, the Transition Support Services Agreement, the Employee Benefits Agreement, and the Tax Sharing and Indemnification Agreement.

The Distribution Agreement and Plan of Reorganization provides for, among other things, the principal corporate transactions required to effect the spin-off including the distribution ratio of Marine Products shares to RPC shares, the contribution of cash by RPC to Marine Products at the date of the spin-off, and the cancellation of any remaining intercompany balances.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc. to Marine Products until the agreement is terminated by either party.

The Employee Benefits Agreement provides for, among other things, Marine Products to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan. It also sets forth the method of handling the stock options and other stock incentive awards issued to RPC employees that will be employed by Marine Products subsequent to the spin-off.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through the date of the spin-off and responsibility for any adjustments as a result of audit by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party's action.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Combination and Presentation

The combined financial statements include the accounts of Marine Products and substantially all of the assets, liabilities, revenues, and expenses of Chaparral (collectively "Marine Products" or the "Company"). Marine Products, through Chaparral, operates in a single industry segment as a leading manufacturer of recreational powerboats and related products and services to a broad range of consumers worldwide.

The combined financial statements have been prepared on the historical cost basis, and present the Company's financial position, results of operations and cash flows directly related to RPC, Inc.'s Powerboat Manufacturing Segment operations.

The combined financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of Marine Products in the future or had it operated as a separate, independent company during the periods presented. The combined financial statements included herein do not reflect any changes that may occur in the financing and operations of Marine Products as a result of the spin-off.

During 2000, 1999 and 1998, Marine Products was allocated $2,372,000, $1,966,000 and $1,777,000 respectively, of RPC, Inc. corporate costs. The allocation was based on Marine Products' revenue as a percent of RPC, Inc.'s total revenue and the allocated costs are included in Selling, General, and Administrative expenses in the accompanying combined statements of income. Management believes that such allocation methodology is reasonable. The costs allocated to Marine Products for these services are not necessarily indicative of the costs that would have been incurred if Marine Products had been a separate, independent entity and had otherwise independently managed these functions. Going forward, Marine Products will reimburse RPC, Inc. for its allocable share of costs incurred for services rendered on behalf of Marine Products. The Company and RPC, Inc. have entered into a Transition Support Services Agreement that sets forth the basis for these cost allocations.

Nature of Operations

Marine Products is principally engaged in manufacturing powerboats and providing related products and services. Marine Products distributes fiberglass stern-drive boats through a network of domestic and foreign independent dealers.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." As the Company has only one reportable segment - its power boat manufacturing business - the majority of the disclosures required by SFAS No. 131 do not apply to the Company. In regard to the general disclosures required by SFAS No. 131, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or the Company's foreign operations.

Revenue Recognition

The Company's revenue recognition policy is in accordance with the Securities and Exchange Commission's recently released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which clarifies the basic criteria for recognizing revenue. Marine Products recognizes revenue when an agreement exists, prices are determinable, services and products are delivered and collectibility is reasonably assured.

Cash Equivalents

Highly liquid investments with original maturities of 3 months or less are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market value.

Long-Lived Assets

Long-lived assets and goodwill are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and goodwill, to determine if any impairments are other than temporary. Management believes that the long-lived assets and goodwill in the accompanying balance sheets are appropriately valued.

Property, Plant and Equipment

Property, plant, and equipment is carried at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the assets. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized.
Depreciation expense on operating equipment used in production is included in the "cost of goods sold" caption in the accompanying statements of income. All other depreciation is included in selling, general and administrative expenses in the accompanying combined statements of income.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is presented net of accumulated amortization and is being amortized using the straight-line method over 20 years. Amortization expense was $684,000 in 2000, $685,000 in 1999, and $684,000 in 1998.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25. Entities electing to use APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

Accrued Dealer Discounts

Sales incentives including dealer discounts are provided for in the period the related sales are recorded.

Allowance for Boat Repurchases

The Company is obligated under certain circumstances to repurchase boats from finance companies where dealers have financed boats under floor plan finance arrangements. The Company maintains an allowance for estimated losses on boats repurchased.

Warranty Accruals

The Company warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for a period of five years. The Company accrues for these estimated future warranty costs at the time of the sale.

Insurance Accruals

The Company fully insures its risks related to general liability, product liability, workers' compensation, and vehicle liability, whereas the health insurance plan is self funded up to a maximum annual claim amount for each covered employee and related dependents. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred and may subsequently be revised based on developments relating to such claims.

Research and Development Costs

The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,428,000 in 2000, $1,500,000 in 1999, and $1,018,000 in 1998.

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Income tax expense was calculated as if Marine Products filed separate income tax returns.

Earnings Per Share

Proforma Earnings Per Share for all periods presented have been calculated using 17,012,277 shares outstanding, which was the number of shares distributed in connection with the spin-off. While the actual number of outstanding stock options and other stock awards cannot be calculated at this time, it is anticipated that they will not have a material dilutive effect.

New Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended, SFAS No. 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have a material impact on the financial position or results of operations of the Company.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,                          2000                  1999
------------                          ----                  ----
                                            (in thousands)

Raw materials                          $7,320             $7,584
Work in process                         1,474              1,977
Finished goods                          6,270              4,142
                                      -------            -------
Total inventories                     $15,064            $13,703
                                      =======            =======

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

                                         Estimated
December 31,                            Useful Lives       2000          1999
------------                            ------------       ----          ----
                                                             (in thousands)
                                                           -------------------
Operating equipment and property          5-10          $  5,506       $ 3,842
Buildings                                   20             7,679         5,109
Furniture and fixtures                     5-7               744           363
Vehicles                                     5             2,790         2,655
Land                                       N/A               329           278
Construction in progress                   N/A                 -           603
                                                        --------       -------
Gross property, plant and equipment                       17,048        12,850
Less:  accumulated depreciation                            7,252         6,136
                                                        --------       -------
Net property, plant and equipment                       $  9,796       $ 6,714
                                                        ========       =======

Depreciation  expense was $1,116,000 in 2000,  $860,000 in 1999, and $715,000 in
1998.

NOTE 5: RECEIVABLE FROM RPC, INC.

     At December 31, 2000 and 1999, the combined balance sheets reflect a Receivable from RPC, Inc. This represents the amount of cash transferred from the Company to RPC, Inc. since RPC Inc.'s acquisition of Chaparral in 1986. At the spin-off, RPC, Inc. established a cash balance at Marine Products of approximately $15 million by contributing approximately $13.8 million. The remaining Receivable from RPC, Inc. totaling approximately $53.6 million was cancelled.

NOTE 6: OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2000 and 1999 consisted of the following:

December 31                                    2000              1999
-----------                                    ----              ----
                                                  (in thousands)
                                             ----------------------------
Accrued payroll and related expenses         $   1,039          $    967
Accrued dealer discounts                         2,532             2,285
Accrued insurance expenses                         928               597
Accrued warranty expenses                        2,363             2,214
Allowance for repurchases                          500               500
Other                                              240               295
                                              ---------          --------
Other accrued expenses                       $   7,602          $  6,858
                                              =========          ========


NOTE 7: INCOME TAXES

The following table lists the components of the provision for income taxes:


Year ended December 31,                2000           1999           1998
-----------------------                ----           ----           ----
                                                 (in thousands)
                                                 --------------
Current:
     Federal                       $ 7,639          $    5,304        $ 4,753
     State                             697                 461            392
 Deferred                              255                (166)          (436)
                                  ----------       ------------      ----------
Total income tax provision         $ 8,591          $    5,599        $ 4,709
                                  ==========       ============      ==========

A reconciliation between the federal statutory rate and Marine Products' effective tax rate is as follows:

Year ended December 31,                   2000          1999           1998
-----------------------                  ------        ------         ------
Federal statutory rate                   35.0%          35.0%          35.0%
State income taxes                        3.0            2.0            2.1
Goodwill amortization                     1.2            3.0            3.6
Benefit of foreign sales corporation     (0.5)          (1.2)          (1.5)
Other                                    (0.6)          (0.8)          (1.2)
                                        -------        -------        -------
Effective tax rate                       38.1%          38.0%          38.0%
                                        =======        =======        =======


The components of the net deferred tax assets (liabilities) are as follows:

December 31,                                     2000               1999
------------                                     ----               ----
                                                      (in thousands)
                                                      --------------
Current deferred tax assets:
     State, local & other taxes                 $    54           $   269
     Accrued warranty expenses                    1,006             1,139
     Accrued dealer discounts                       135               235
     Allowance for repurchases                      190               190
     All others                                   1,040               809
                                               ---------         ---------
Total current deferred tax assets               $ 2,425           $ 2,642
                                               =========         =========
Noncurrent deferred tax assets (liabilities):
     Self-insurance reserves                    $   107           $   172
     Depreciation                                  (451)             (478)
                                               ---------         ---------
Total noncurrent deferred tax liabilities       $  (344)          $  (306)
                                               =========         =========


RPC, Inc. has paid substantially all income taxes historically on behalf of Marine Products.

The Company and RPC, Inc. have entered into a tax-sharing and indemnification agreement whereby any subsequent income tax adjustments resulting in a change in income tax assets or liabilities of either RPC, Inc. or Marine Products prior to spin-off will be settled through an exchange of cash.


NOTE 8: COMMITMENTS AND CONTINGENCIES

Lawsuits

The Company is a defendant in some lawsuits, which allege that plaintiffs have been damaged as a result of the use of the Company's products. The Company is vigorously contesting these actions. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position or results of operations or liquidity of Marine Products.

Dealer Floor Plan Financing

To assist dealers in obtaining financing for the purchase of its boats, the Company has entered into agreements with various dealers and financing institutions to guarantee varying amounts of the dealers' purchase debt obligations. The Company's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in new condition, in exchange for the Company's assumption of the unpaid debt obligation on those boats. As of December 31, 2000, guarantees outstanding totaled $3,481,000.

Employment Agreements

The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10% of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses). During the years ended December 31, 2000, 1999, and 1998 the expense associated with this profit-sharing plan totaled $6,402,000, $4,342,000, and $3,711,000, respectively, and is included in selling, general and administrative expenses in the accompanying combined statements of income.

NOTE 9: EMPLOYEE BENEFIT PLANS

Retirement Plan

Marine Products participates in a tax-qualified defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. that covers substantially all employees with at least one year of service. Benefits are based on an employee's years of service and compensation near retirement. The Company has the right to terminate or modify the plan at any time. The Company's funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. No contributions were required by the Company in 2000, 1999 and 1998.

401(k) Plan

Marine Products participates in a defined contribution 401(k) plan sponsored by RPC, Inc. that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 40 percent of each employee's contributions up to 3 percent of the employee's compensation. Employees vest in the Company contributions after five years of service. The charges to expense for Marine Products' contributions to the 401(k) plan were $76,000 in 2000, $74,000 in 1999, and $74,000 in 1998.

Employee Stock Incentive Plan

Historically, certain RPC employees, including employees of Marine Products, have participated in the RPC, Inc. Employee Stock Incentive Plan (the "Plan"). In conjunction with the spin-off, Marine Products has adopted a ten year Employee Stock Incentive Plan under which 2,000,000 shares of common stock have been reserved for issuance to Marine Products employees. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive stock options and restricted stock. Following the spin-off, outstanding stock option grants under the Plan held by Marine Products employees will be replaced with Marine Products stock option grants. The Marine Products grants will have the same relative ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price and the same vesting provisions, option periods and other applicable terms and conditions as the RPC stock option grants being replaced. At December 31, 2000 there were 246,664 RPC stock options held by Marine Products employees subject to replacement with Marine Products stock option grants. Marine Products cannot determine the number of shares of its common stock that will be subject to substitute grant.

Marine Products adopted the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation," but continues to measure stock-based compensation cost in accordance with APB Opinion No. 25 and its related interpretations. If Marine Products had measured compensation cost for the RPC, Inc. stock options granted to its employees under the fair value based method prescribed by SFAS 123, Marine Products' reported net income and pro forma net income would have been as follows:

                                   2000             1999            1998
                                   ----             ----            ----
Net income as reported        $   13,961       $      9,118     $    7,674
Pro forma                         13,863              9,022          7,599

The fair value of RPC, Inc. stock options granted to Marine Products employees used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 based on the following weighted average assumptions used by RPC, Inc:

                                     2000            1999           1998
                                     ----            ----           ----
Risk free interest rate              N/A             4.6%           5.4%
Expected dividend yield              N/A               1%             2%
Expected lives                       N/A          7 years        7 years
Expected volatility                  N/A           34-37%         31-34%



The  weighted-average  fair value of RPC, Inc.  stock options  granted to Marine
Products employees during 1999 and 1998 were $159,000, and $361,000, respectively. There were no options granted in 2000. The pro forma amounts above are not necessarily representative of the effects of stock-based awards on future pro forma net income because (1) future grants of employee stock options by Marine Products management may not be comparable to awards made to employees while Marine Products was a part of RPC, Inc. and (2) the assumptions used to compute the fair value of any stock option awards will be specific to Marine Products and therefore may not be comparable to the RPC, Inc. assumptions used.


NOTE 10: GAIN ON SETTLEMENT OF CLAIM

In the first quarter of 2000, RPC recorded an after-tax gain of $4,227,000. The gain is a result of Chaparral Boats' receipt, in the first quarter of 2000, of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation (Brunswick), a major engine supplier, to the members of the American Boatbuilders Association (ABA), a buying group which includes Chaparral Boats. Under the terms of this agreement between the ABA and Brunswick, additional payments were to be made to the ABA depending on the final judgment or settlement of a lawsuit brought by Independent Boatbuilders Association (IBBI), another buying group supplied engines by Brunswick. In March 2000, the U.S. Court of Appeals for the Eighth Circuit ordered the trial court to enter a judgment for Brunswick, thereby reversing the initial decision in favor of IBBI. It is unlikely that any additional payments will be received by the Company in connection with this settlement.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers is incorporated by reference to the Information Statement attached as Annex A to the Marine Products Form 10 filed with the SEC on February 13, 2001. Certain information about executive officers is contained on page 12 of this document.

ITEM 11. EXECUTIVE COMPENSATION

The response to Item 11 is incorporated by reference to the Information Statement attached as Annex A to the Marine Products Form 10 filed with the SEC on February 13, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to Item 12 is incorporated by reference to the Information Statement attached as Annex A to the Marine Products Form 10 filed with the SEC on February 13, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to Item 13 is incorporated by reference to the Information Statement attached as Annex A to the Marine Products Form 10 filed with the SEC on February 13, 2001.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

FINANCIAL STATEMENTS                                                                                  PAGE
--------------------                                                                                  ----
Combined Balance Sheets as of December 31, 2000 and 1999                                               17
Combined Statements of Income for the three years ended December 31, 2000                              18
Combined Statements of Stockholder's Equity for the three years ended December 31, 2000                18
Combined Statements of Cash Flows for the three years ended December 31, 2000                          19
Notes to Combined Financial Statements                                                                 20

SCHEDULES
---------
Schedule II - Valuation and Qualifying Accounts                                                        30

                                    EXHIBITS

Exhibit
Number    Description
--------  -----------
 3.1 Articles of Incorporation of Marine Products Corporation (incorporated here in by reference to exhibit 3.1 to the Form 10 filed on February 13, 2001).

 3.2      Bylaws  of  Marine  Products   Corporation   (incorporated  herein  by
          reference to Exhibit 3.2 to the Form 10 filed on February 13, 2001).

   4 Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).

10.1      Marine  Products   Corporation  2001  Employee  Stock  Incentive  Plan
          (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).

10.2 Agreement Regarding Distribution and Plan of Reorganization, dated February 12 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on February 13, 2001).

10.3 Employee Benefits Agreement, dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on February 13, 2001).

10.4 Transition Support Services Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13,
          2001).

10.5 Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).

10.6 Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).

21        Subsidiaries of Marine Products Corporation.

24        Powers of Attorney for Directors


REPORTS ON FORM 8-K

No reports on Form 8-K were required to be filed by Marine Products for the quarter ended December 31, 2000. Any schedules or exhibits not shown above have been omitted because they are not applicable.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

For the years ended December 31, 2000, 1999 and 1998

                                                           Balance at        Charged to            Net            Balance
                                                           Beginning         Costs and        (Write-Offs)/       at End of
Description                                                of Period          Expenses          Recoveries          Period
-----------                                                ---------          --------          ----------          ------
Year ended December 31, 2000
    Allowance for Doubtful Accounts                   $        69       $        -         $       (2)        $       67

Year ended December 31, 1999
    Allowance for Doubtful Accounts                   $        77       $        -         $       (8)        $       69

Year ended December 31, 1998
    Allowance for Doubtful Accounts                   $        79       $        -         $       (2)        $       77


Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Marine Products Corporation
        By:

        /s/ R. Randall Rollins
        --------------------------------------------
        R. Randall Rollins
        Chairman of the Board of Directors
         March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. Randall Rollins    /s/ Richard A. Hubbell    /s/ Ben M. Palmer
----------------------    ----------------------    ----------------------
R. Randall Rollins        Richard A. Hubbell        Ben M. Palmer
Chairman of The Board     President                 Chief Financial Officer
  of Directors            (Principal Executive      (Principal Financial and
                          Officer)                  Accounting Officer)
March 26, 2001            March 26, 2001            March 26, 2001


The Directors of RPC, Inc. (listed below) executed a power of attorney appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

Wilton Looney, Director                   James B. Williams, Director
Gary W. Rollins, Director                 James A. Lane, Jr., Director
Henry B. Tippie, Director                 Linda H. Graham, Director

/s/ Richard A. Hubbell
------------------------------
Richard A. Hubbell
Director and as Attorney-in-fact
March 26, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marine Products Corporation:

     We have audited the accompanying combined balance sheets of the business conducted through RPC's Powerboat Manufacturing Segment, which was reorganized as Marine Products Corporation (a Delaware corporation) as of December 31, 2000 and 1999, and the related combined statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the business conducted through RPC's Powerboat Manufacturing Segment as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Atlanta, Georgia                                             Arthur Andersen LLP
February 26, 2001

UNAUDITED QUARTERLY DATA

----------------------------------------------------------------
    Quarter           First      Second       Third      Fourth
----------------------------------------------------------------

2000
Net sales          $ 37,885    $ 42,608    $ 35,080     $32,703
Net income            6,696       3,121       2,332       1,812

1999
Net sales          $ 31,233    $ 35,135    $ 25,244     $31,266
Net income            2,382       2,866       1,614       2,256


                             OFFICERS AND DIRECTORS

OFFICERS                                        DIRECTORS
--------                                        ---------

R. Randall Rollins                              R. Randall Rollins
Chairman of the Board of directors              Chairman of the Board and
                                                Chief Executive Officer,
                                                Rollins, Inc.(consumer services)

Richard A. Hubbell                              Henry B. Tippie*+
President and Chief                             Chairman of the Board and
Executive Officer                               Chief Executive Officer,
                                                Tippie Services, Inc.
                                                (management services)

James A. Lane, Jr.                              Wilton Looney*
Executive Vice President                        Honorary Chairman of the
                                                Board, Genuine Parts Company
                                                (automotive parts distributor)

Linda H. Graham                                 James B. Williams*
Vice President and Secretary                    Chairman of the Executive
                                                Committee, SunTrust Banks, Inc.
                                                (bank holding company)

Ben M. Palmer                                   Gary W. Rollins
Vice President, Chief Financial Officer,        President and Chief Operating
Treasurer and Assistant Secretary               Officer, Rollins, Inc.
                                                (consumer services)

                                                Richard A. Hubbell

                                                James A. Lane Jr.

                                                Linda H. Graham

* Member of the Audit Committee and Executive Compensation Committee

+ Chairman of the Audit Committee and Executive Compensation Committee

                             STOCKHOLDER INFORMATION


CORPORATE OFFICES
Marine Products Corporation
2170 Piedmont Road, NE
Atlanta, Georgia 30324
Telephone: (404) 321-2140

STOCK LISTING
American Stock Exchange

TICKER SYMBOL--MPX

INVESTOR RELATIONS WEB-SITE
www.marineproductscorp.com
www.marineproductscorp.net

TRANSFER AGENT AND REGISTRAR For inquiries related to stock certificates, including changes of address, please contact:

SunTrust Bank, Atlanta
Stock Transfer Department
PO Box 4625
Atlanta, GA 30302
Telephone: (404) 588-7817

1343066