Form 10-Q
period 2001-03-31
MARINE PRODUCTS CORP
filed 2001-05-14
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-8726

MARINE PRODUCTS CORPORATION
(exact name of registrant as specified in its charter)

Delaware	58-2572419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2170 Piedmont Road, NE, Atlanta, Georgia	30324
(Address of principal executive offices)	(zip code)

(404) 321-2140
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

As of March 31, 2001, RPC, Inc. had 17,012,277 shares of common stock outstanding.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(In thousands)

	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS

Cash and cash equivalents	$2,291	$1,097
Marketable securities	2,075	-
Accounts receivable, net	2,488	1,746
Inventories	17,120	15,064
Deferred income taxes	2,425	2,425
Prepaid expenses and other current assets	494	668
Current assets	26,893	21,000
Property, plant and equipment, net	9,988	9,796
Marketable securities	11,760	-
Goodwill, net	3,821	3,992
Other assets	391	385
Receivable from RPC, Inc.	-	68,276
Total assets	$52,853	$103,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$3,106	$2,910
Other accrued expenses	8,174	7,602
Current liabilities	11,280	10,512
Deferred income taxes	344	344
Total liabilities	11,624	10,856
Common stock	1,701	-
Capital in excess of par value	38,549	-
Earnings retained	979	-
RPC, Inc. equity investment	-	92,593
Total stockholders' equity	41,229	92,593
Total liabilities and stockholders' equity	$52,853	$103,449

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME

(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2001	2000

Net sales	$36,318	$37,885
Cost of goods sold	27,833	29,499
Gross profit	8,485	8,386
Selling, general and administrative expenses	4,626	4,467
Operating profit	3,859	3,919
Gain on settlement of claim	-	6,817
Interest income	116	59
Income before income taxes	3,975	10,795
Income tax provision	1,510	4,099
NET INCOME	$2,465	$6,696

Pro Forma Earnings Per Share
Basic	$0.14	$0.39
Diluted	$0.14	$0.39

Pro Forma Average Shares Outstanding
Basic	17,012	17,012
Diluted	17,045	17,045

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
(In thousands)
(Unaudited)

	Three months ended March 31,
	2001	2000
OPERATING ACTIVITES
Net income	$2,465	$6,696
Noncash charges (credits) to earnings:
Depreciation and amortization	524	415
(Increase) decrease in assets:
Accounts receivable	(742)	(2,241)
Inventories	(2,056)	404
Prepaid expenses and other current assets	174	112
Other non-current assets	(6)	(7)
Increase (decrease) in liabilities:
Accounts payable	196	1,073
Other accrued expenses	572	989
Net cash provided by operating activities	1,127	7,441

INVESTING ACTIVITIES
Capital expenditures	(545)	(1,845)
Net purchase of marketable securities	(13,835)	-
Receipt of cash and marketable securities from RPC, Inc.	13,833	-
Net cash used for investing activities	(547)	(1,845)

FINANCING ACTIVITIES
Decrease (increase) in receivable from RPC, Inc	614	(8,263)
Net cash provided by (used for) financing activities	614	(8,263)

Net increase (decrease) in cash and cash equivalents	1,194	(2,667)
Cash and cash equivalents at beginning of period	1,097	3,431
Cash and cash equivalents at end of period	$2,291	$764

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          In January 2000, the Board of Directors of RPC, Inc. (“RPC”) announced that it planned to spin off to RPC stockholders the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s Powerboat Manufacturing Segment (the “spin-off”).  RPC’s Board of Directors subsequently approved the spin-off on February 12, 2001.  RPC accomplished the spin-off on February 28, 2001 by contributing 100% of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products”), a newly formed wholly-owned subsidiary of RPC,  and then distributing the common stock of Marine Products to RPC stockholders.  RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date.  Based on an Internal Revenue Service Private Letter ruling, subject to certain assumptions, the spin-off will be tax-free to RPC and RPC’s stockholders,   except for cash received for any fractional shares.  Immediately after the spin-off was completed, RPC owned no shares of Marine Products Common Stock, and Marine Products became an independent public company.  A total of 17,012,277 shares of Marine Products Common Stock were distributed in connection with the spin-off.  As part of the spin-off, RPC transferred $13.8 million in cash and marketable securities to Marine Products Corporation.  Also as part of the spin-off, a $53.6 million receivable from RPC was cancelled.

2.          GENERAL

             The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000.

             In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000.

             The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.          EARNINGS PER SHARE

             Basic and diluted earnings per share are computed by dividing net income by the respective pro forma weighted average number of shares outstanding during the respective periods.

4.          RECENT ACCOUNTING PRONOUNCEMENTS

             Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value.  As amended, the adoption of SFAS No. 133, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company as the Company is not a party to any derivative transactions that fall under the provisions of this statement.

5.          BUSINESS SEGMENT INFORMATION

As the Company has only one reportable segment – its power boat manufacturing business – the majority of the disclosures required by SFAS No. 131 do not apply to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or the Company’s foreign operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales for the first quarter ended March 31, 2001, decreased $1,567,000 or 4% to $36,318,000 compared with $37,885,000 for the quarter ended March 31, 2000.  The decline in net sales was due to a decrease in the number of boats sold, as the company shifted production to larger boats, partially offset by an increase in the average sales price per boat.

Cost of goods sold for the first quarter ended March 31, 2001 was $27,833,000 compared to $29,499,000 for the first quarter ended March 31, 2000, a decrease of $1,666,000 or 6%.  Cost of goods sold, as a percent of net sales, decreased from 78% in 2000 to 77% in 2001.  The decrease in cost of goods sold as a percentage of net sales was due to a favorable model mix as compared to the prior year.

Selling, general and administrative expenses for the first quarter ended March 31, 2001 were $4,626,000 compared to $4,467,000 for the first quarter ended March 31, 2000, an increase of  $159,000 or 4%. Selling, general and administrative expenses as a percent of net sales increased from 12 percent in 2000 to 13 percent in 2001.

Operating profit for the first quarter ended March 31, 2001 was $3,859,000, a decrease of $60,000 compared to an operating profit of $3,919,000 in 2000.

Interest income was $116,000 in the first quarter of 2001 compared to $59,000 in the first quarter of 2000.   As part of the spin-off from RPC, Inc., Marine Products received $13.8 million in cash.  Marine Products generates interest income from investment of its available cash primarily in marketable securities.

Net income for the quarter ended March 31, 2001, was $2,465,000 or $0.14 pro forma diluted earnings per share compared to net income of $6,696,000 or $0.39 pro forma diluted earnings per share for the quarter ended March 31, 2000.  In the first quarter of 2000, Marine Products recorded a pre-tax gain of $6,817,000 ($4,227,000 after-tax), or $0.25 after-tax diluted earnings per share related to settlement of a claim.  Net income excluding the gain would have been approximately $2,469,000 or $0.14 diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31, 2001 was $1,127,000 compared to $7,441,000 for the three months ended March 31, 2000, a $6,314,000 or 85% decrease.  Included in the $7,441,000 balance at March 31, 2000 was a $4,227,000 after tax gain on settlement of a claim.

Cash used for investing activities for the three months ended March 31, 2001 was $547,000 compared to $1,845,000, for the three months ended March 31, 2000, a $1,298,000 or 70% decrease.  The decrease relates primarily to lower capital expenditures.  See footnote 1 to the consolidated financial statements where the transfer of cash and marketable securities from RPC, Inc. to the company in connection with the spin-off is discussed.

Cash provided by financing activities for the three months ended March 31, 2001 was  $614,000 compared to cash used for financing activities of $8,263,000, for the three months ended March 31, 2000, a $8,877,000 decrease.   These cash flows relate to the changes in accounts receivable owed to the company by RPC, Inc, during the respective periods.  See footnote 1 to consolidated financial statements where the elimination of the Receivable from RPC, Inc in connection with the spin-off is discussed.

Funding for future liquidity and capital resource requirements is expected to be provided from cash generated from operations.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence our performance in the future.

The words “may,” “should,”  “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,”  “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements.  Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.   Risk factors that could cause such future events not to occur as expected include the following:  Marine Products dependence on its network of independent boat dealers may affect its growth plans and revenues, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to complete acquisitions, loss of key personnel or ability to attract and retain qualified personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products Corporation maintains an investment portfolio, comprised of U.S. Government and corporate debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations.  Marine Products Corporation has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products Corporation’s portfolio is not subject to material interest rate risk exposure based on this analysis.   Marine Products Corporation does not expect any material changes in market risk exposures or how those risks are managed.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number.	Description

	3.1	RPC’s restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the 1999 Form 10-K.
	3.2	By-laws of RPC (incorporated herein by reference to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
	4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
	10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Amendment Number 2 to Form 10 filed on February 13, 2001).
10.2	Agreement Regarding Distribution and Plan
of Reorganization, dated February 12, 2001, by and
between RPC, Inc. and Marine Products Corporation
(incorporated herein by reference to Exhibit 10.2 to
Amendment Number 2 to Form 10 filed on February
13, 2001).

10.3	Employee Benefits Agreement, dated February 12,
2001, by and between RPC, Inc., Chaparral Boats,
Inc. and Marine Products Corporation
(incorporated herein by reference to Exhibit 10.3 to
Amendment Number 2 to Form 10 filed on February
13, 2001).

10.4	Transition Support Services Agreement, dated
February 12, 2001, by and between RPC, Inc. and
Marine Products Corporation (incorporated herein by
reference to Exhibit 10.4 to Amendment Number 2 to
Form 10 filed on February 13, 2001).

10.5	Tax Sharing Agreement, dated February 12, 2001, by
and between RPC, Inc. and Marine Products
Corporation (incorporated herein by reference to
Exhibit 10.5 to Amendment Number 2 to Form 10
filed on February 13, 2001).

	10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to Amendment Number 2 to Form 10 filed on February 13, 2001).

(b)	Reports on Form 8-K
No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 14, 2001	Richard A. Hubbell
President and Chief Executive Officer

/s/ Ben M. Palmer
Date: May 14, 2001	Ben M. Palmer
Treasurer and Chief Financial Officer