Form 10-Q
period 2001-06-30
MARINE PRODUCTS CORP
filed 2001-08-14
CIK 1129155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION
(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2572419 (I.R.S. Employer Identification Number)

2170 Piedmont Road, NE, Atlanta, Georgia 30324
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code—(404) 321-7910

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2001, Marine Products Corporation had 17,026,571 shares of common stock outstanding.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(In thousands)

	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS
Cash and cash equivalents	$9,029	$1,097
Marketable securities	1,008	—
Accounts receivable, net	2,542	1,746
Inventories	14,532	15,064
Deferred income taxes	2,537	2,425
Prepaid expenses and other current assets	318	668

Current assets	29,966	21,000
Property, plant and equipment, net	12,229	9,796
Marketable securities	9,075	—
Intangibles, net	4,250	3,992
Other assets	389	385
Receivable from RPC, Inc.	—	68,276

Total assets	$55,909	$103,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,832	$2,910
Other accrued expenses	9,890	7,602

Current liabilities	11,812	10,512
Deferred income taxes	328	344

Total liabilities	12,140	10,856

Common stock	1,702	—
Capital in excess of par value	38,237	—
Earnings retained	3,830	—
RPC, Inc. equity investment	—	92,593

Total stockholders' equity	43,769	92,593

Total liabilities and stockholders' equity	$55,909	$103,449

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net sales	$39,426	$42,608	$75,744	$80,493
Cost of goods sold	30,501	32,400	58,334	61,899

Gross profit	8,925	10,208	17,410	18,594
Selling, general and administrative expenses	4,648	5,219	9,274	9,687

Operating profit	4,277	4,989	8,136	8,907
Gain on settlement of claim	—	—	—	6,817
Interest income	324	50	440	110

Income before income taxes	4,601	5,039	8,576	15,834
Income tax provision	1,749	1,918	3,259	6,017

Net Income	$2,852	$3,121	$5,317	$9,817

Earnings Per Share
Basic*	$0.17	$0.18	$0.31	$0.58

Diluted*	$0.16	$0.18	$0.31	$0.58

Average Shares Outstanding
Basic*	16,894	17,012	16,894	17,012

Diluted*	17,424	17,045	17,424	17,045

*
Average shares outstanding for all periods presented are pro forma except for second quarter 2001 which are actual.

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands)
(Unaudited)

	Six months ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net Income	$5,317	$9,817
Noncash charges (credits) to earnings:
Depreciation and amortization	1,102	764
Deferred income tax benefit	(128)	—
(Increase) decrease in assets, excluding effect of businesses acquired:
Accounts receivable	(796)	(2,941)
Inventories	644	(406)
Prepaid expenses and other current assets	362	338
Other non-current assets	(4)	(14)
Increase (decrease) in liabilities:
Accounts payable	(1,078)	(75)
Other accrued expenses	1,613	2,451

Net cash provided by operating activities	7,032	9,934

INVESTING ACTIVITIES
Capital expensitures	(2,063)	(3,112)
Net purchase of marketable securities	(10,083)	—
Purchase of businesses	(1,037)	—
Receipt of cash and marketable securities from RPC, Inc.	13,833	—

Net cash provided by (used for) investing activities	650	(3,112)

FINANCING ACTIVITIES
Decrease (increase) in receivable from RPC, Inc.	614	(9,221)
Payment of dividends	(340)	—
Cash paid for common stock purchased and retired	(28)	—
Proceeds received upon exercise of stock options	4	—

Net cash provided by (used for) financing activities	250	(9,221)

Net increase (decrease) in cash and cash equivalents	7,932	(2,399)
Cash and cash equivalents at beginning of period	1,097	3,431

Cash and cash equivalents at end of period	$9,029	$1,032

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
In January 2000, the Board of Directors of RPC, Inc. ("RPC") announced that it planned to spin off to RPC stockholders the business conducted through Chaparral Boats, Inc. ("Chaparral"), RPC's Powerboat Manufacturing Segment (the "spin-off"). RPC's Board of Directors subsequently approved the spin-off on February 12, 2001. RPC accomplished the spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) ("Marine Products"), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date. Immediately after the spin-off was completed, RPC owned no shares of Marine Products Common Stock, and Marine Products became an independent public company. A total of 17,012,277 shares of Marine Products Common Stock were distributed in connection with the spin-off. As part of the spin-off, RPC transferred $13.8 million in cash and marketable securities to Marine Products. Also as part of the spin-off, $53.6 million receivable from RPC was cancelled.

2.
GENERAL

    The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

    In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, the results of operations for the quarter and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000.

    The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.
EARNINGS PER SHARE

    Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

    Pro forma shares were assumed to be the number of shares issued upon the spin-off of the company considering the estimated effect of dilutive restricted stock and stock options outstanding.

4.
RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended, the adoption of SFAS No. 133, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company as the Company is not a party to any derivative transactions that fall under the provisions of this statement.

    In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations.

5.
ACQUISITIONS

    Effective June 2001, Marine Products purchased certain operating and intangible assets of the Robalo Marine ("Robalo") segment of the U.S. Marine division of Brunswick Corporation for total consideration of $1,037,000. Robalo is a leading manufacturer of offshore sport fishing boats. The purchase was funded by cash and has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:

(in thousands)
Inventory	$112
Prepaid Assets	12
Equipment	313
Tradename	600

Total Cost	$1,037

6.
LEASE OBLIGATION

    In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of twelve years with a present value of $765,000. This lease has been accounted for as a capital lease and accordingly the building, land and miscellaneous equipment has been recorded in property, plant and equipment on the balance sheet with a corresponding lease obligation.

    Because the actual terms of the lease payments have not been finalized, the obligation has been classified in current liabilities.

7.
BUSINESS SEGMENT INFORMATION

    As the Company has only one reportable segment—its power boat manufacturing business—the majority of the disclosures required by SFAS No. 131 do not apply to the Company. In addition, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or the Company's foreign operations.

MARINE PRODUCTS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    Net sales for the second quarter ended June 30, 2001, decreased $3,182,000 or 8% to $39,426,000 compared with $42,608,000 for the quarter ended June 30, 2000. The decline in net sales was due to a decrease in the number of boats sold, partially offset by an increase in the average sales price per boat.

    Cost of goods sold for the second quarter ended June 30, 2001 was $30,501,000 compared to $32,400,000 for the second quarter ended June 30, 2000, a decrease of $1,899,000 or 6%. Cost of goods sold, as a percent of net sales, increased from 76% in 2000 to 77% in 2001. The increase in cost of goods sold as a percentage of net sales was due to inefficiencies caused by reduced manufacturing volumes as compared to the prior year.

    Selling, general and administrative expenses for the second quarter ended June 30, 2001 were $4,648,000 compared to $5,219,000 for the second quarter ended June 30, 2000, a decrease of $571,000 or 11%. Selling, general and administrative expenses as a percent of net sales was 12% in 2001 and 2000. The decrease in selling, general and administrative expenses is due primarily to decreases in advertising and promotional expenses.

    Operating profit for the quarter ended June 30, 2001 was $4,277,000, a decrease of $712,000 compared to an operating profit of $4,989,000 for the comparable period in 2000. The decrease resulted from a reduction in gross profit partially offset by a reduction in selling, general and administrative expenses.

    Interest income was $324,000 in the second quarter of 2001 compared to $50,000 in the second quarter of 2000, an increase of $274,000 resulting from an increase in cash available for investment. As part of the spin-off from RPC, Inc., Marine Products received $13.8 million in cash. Marine Products generates interest income from investment of its available cash primarily in overnight securities.

    Net income for the quarter ended June 30, 2001, was $2,852,000 or $0.16 diluted earnings per share compared to net income of $3,121,000 or $0.18 diluted earnings per share for the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    Net sales for the six months ended June 30, 2001 decreased $4,749,000 or 6% to $75,744,000 compared with $80,493,000 for the six months ended June 30, 2000. The decline in net sales was due to a decrease in the number of boats sold, partially offset by an increase in the average sales price per boat.

    Cost of goods sold for the six months ended June 30, 2001 was $58,334,000 compared to $61,899,000 for the six months ended June 30, 2000, a decrease of $3,565,000 or 6%. Cost of goods sold, as a percent of net sales was 77% in 2001 and in 2000.

    Selling, general and administrative expenses for the six months ended June 30, 2001 were $9,274,000 compared to $9,687,000 for the six months ended June 30, 2000, a decrease of $413,000 or 4%. Selling, general and administrative expenses as a percent of net sales was 12% in 2001 and 2000.

    Operating profit for the six months ended June 30, 2001 was $8,136,000, a decrease of $771,000 compared to an operating profit of $8,907,000 in 2000. The decrease resulted from a reduction in gross profit partially offset by a reduction in selling, general and administrative expenses.

    Interest income was $440,000 for the six months ended June 30, 2001 compared to $110,000 for the six months ended June 30, 2000. As part of the spin-off from RPC, Inc., Marine Products received $13.8 million in cash. Marine Products generates interest income from investment of its available cash primarily in overnight securities.

    Net income for the six months ended June 30, 2001, was $5,317,000 or $0.31 diluted earnings per share compared to net income of $9,817,000 or $0.58 diluted earnings per share for the quarter ended June 30, 2000. During the first six months of 2000, Marine Products recorded a pre-tax gain of $6,817,000 ($4,227,000 after-tax), or $0.25 after-tax diluted earnings per share related to settlement of a claim. Net income excluding the gain for the six months would have been approximately $5,590,000 or $0.33 diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities for the six months ended June 30, 2001 was $7,032,000 compared to $9,934,000 for the six months ended June 30, 2000, a $2,902,000 or 29% decrease. Included in the $9,934,000 balance at June 30, 2000 was a $4,227,000 after tax gain on settlement of a claim.

    Cash provided by investing activities for the six months ended June 30, 2001 was $650,000 compared to cash used for investing activities of $3,112,000, for the six months ended June 30, 2000. The difference relates primarily to the receipt of $13.8 million from RPC, Inc. relating to the spin-off. See footnote 1 to the consolidated financial statements where the transfer of cash and marketable securities from RPC, Inc. in connection with the spin-off is discussed.

    Cash provided by financing activities for the six months ended June 30, 2001 was $250,000 compared to cash used for financing activities of $9,221,000, for the six months ended June 30, 2000, a $9,471,000 decrease. These cash flows relate primarily to the changes in accounts receivable owed to the company by RPC, Inc, during the respective periods and the cash and marketable securities transferred to the company in connection with the spin-off. See footnote 1 to consolidated financial statements where the elimination of the Receivable from RPC, Inc in connection with the spin-off is discussed.

    Funding for future liquidity and capital resource requirements is expected to be provided from cash generated from operations.

    In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations.

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

    The words "may," "should," "will," "expect," "believe," "anticipate," "intend," "plan," "believe," "seek," "project," "estimate," and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: Marine Products' dependence on its network of independent boat dealers may affect its growth plans and revenues, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, the effects of the economy on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel or ability to attract and retain qualified personnel.

ITEM 3.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Marine Products Corporation maintains an investment portfolio, comprised of U.S. Government and corporate debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products Corporation has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products Corporation's portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products Corporation does not expect any material changes in market risk exposures or how those risks are managed.

  MARINE PRODUCTS CORPORATION

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. CHANGES IN SECURITIES
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description

3.1	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10).
3.2	By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10).
10.1
Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Amendment Number 2 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).
10.2
Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to Amendment Number 2 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).
10.3
Employee Benefits Agreement, dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to Amendment Number 2 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).
10.4
Transition Support Services Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to Amendment Number 2 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).
10.5
Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to Amendment Number 2 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).
10.6
Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to Amendment Number 2 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).
(b)
Reports on Form 8-K

    No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION
Date: August 14, 2001
/s/ RICHARD A. HUBBELL Richard A. Hubbell President and Chief Executive Officer
Date: August 14, 2001
/s/ BEN M. PALMER Ben M. Palmer Treasurer and Chief Financial Officer

QuickLinks

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 (In thousands)
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (In thousands per share data) (Unaudited)
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (In thousands) (Unaudited)
MARINE PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARINE PRODUCTS CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3.
PART II. OTHER INFORMATION