Form 10-Q
period 2001-09-30
MARINE PRODUCTS CORP
filed 2001-11-14
CIK 1129155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of September 30, 2001, Marine Products Corporation had 17,028,231 shares of common stock outstanding.

MARINE PRODUCTS CORPORATION AND SUBSIDIARY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(In thousands)

	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS
Cash and cash equivalents	$4,032	$1,097
Marketable securities	1,226	—
Accounts receivable, net	2,558	1,746
Inventories	13,687	15,064
Deferred income taxes	1,943	2,425
Prepaid expenses and other current assets	2,195	668

Current assets	25,641	21,000
Property, plant and equipment, net	13,980	9,796
Marketable securities	11,035	—
Intangibles, net	4,079	3,992
Other assets	406	385
Receivable from RPC, Inc.	—	68,276

Total assets	$55,141	$103,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,570	$2,910
Other accrued expenses	7,265	7,602

Current liabilities	9,835	10,512
Deferred income taxes	161	344

Total liabilities	9,996	10,856

Common stock	1,703	—
Capital in excess of par value	38,881	—
Earnings retained	4,561	—
RPC, Inc. equity investment	—	92,593

Total stockholders' equity	45,145	92,593

Total liabilities and stockholders' equity	$55,141	$103,449

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands except per share data)
(Unaudited )

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	$28,806	$35,080	$104,550	$115,573
Cost of goods sold	22,782	27,523	81,116	89,422

Gross profit	6,024	7,557	23,434	26,151
Selling, general and administrative expenses	3,412	3,882	12,686	13,569

Operating income	2,612	3,675	10,748	12,582
Gain on settlement of claim	—	—	—	6,817
Interest income	145	86	585	196

Income before income taxes	2,757	3,761	11,333	19,595
Income tax provision	1,048	1,429	4,307	7,446

Net Income	$1,709	$2,332	$7,026	$12,149

Earnings Per Share
Basic*	$0.10	$0.14	$0.42	$0.71

Diluted*	$0.10	$0.14	$0.40	$0.71

Average Shares Outstanding
Basic*	16,892	17,012	16,893	17,012

Diluted*	17,523	17,045	17,449	17,045

*
Average shares outstanding for all periods presented are pro forma except for third quarter 2001 which are actual.

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2001	2000
OPERATING ACTIVITES
Net income	$7,026	$12,149
Noncash charges to earnings:
Depreciation and amortization	1,651	1,292
Deferred income tax benefit	299	—
(Increase) decrease in assets, excluding effect of business acquired:
Accounts receivable	(812)	(2,002)
Inventories	1,489	(493)
Prepaid expenses and other current assets	(1,515)	387
Other non-current assets	(21)	(20)
Increase (decrease) in liabilities:
Accounts payable	(340)	(212)
Other accrued expenses	(422)	1,113

Net cash provided by operating activities	7,355	12,214

INVESTING ACTIVITIES
Capital expenditures	(4,854)	(3,859)
Net purchase of marketable securities	(12,261)	—
Purchase of business	(1,037)	—
Receipt of cash and marketable securities from RPC, Inc.	13,833	—

Net cash used for investing activities	(4,319)	(3,859)

FINANCING ACTIVITIES
Decrease (increase) in receivable from RPC, Inc	614	(8,865)
Payment of dividends	(681)	—
Cash paid for common stock purchased and retired	(50)	—
Proceeds received upon exercise of stock options	16	—

Net cash used for financing activities	(101)	(8,865)

Net increase (decrease) in cash and cash equivalents	2,935	(510)
Cash and cash equivalents at beginning of period	1,097	3,431

Cash and cash equivalents at end of period	$4,032	$2,921

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
In January 2000, the Board of Directors of RPC, Inc. ("RPC") announced that it planned to spin off to RPC stockholders the business conducted through Chaparral Boats, Inc. ("Chaparral"), RPC's Powerboat Manufacturing Segment (the "spin-off"). RPC's Board of Directors subsequently approved the spin-off on February 12, 2001. RPC accomplished the spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) ("Marine Products" or the "Company"), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date. Immediately after the spin-off was completed, RPC owned no shares of Marine Products Common Stock and Marine Products became an independent public company. A total of 17,012,277 shares of Marine Products Common Stock were distributed in connection with the spin-off. As part of the spin-off, RPC transferred $13,833,000 in cash and marketable securities to Marine Products. Also as part of the spin-off, $53,829,000 receivable from RPC was cancelled.

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

  In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the quarter and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000.

  The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.
EARNINGS PER SHARE

  Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

  Pro forma shares were assumed to be the number of shares issued upon the spin-off of the Company considering the estimated effect of dilutive restricted stock and stock options outstanding.

  A reconciliation of weighted shares outstanding as follows:

	Quarter-to-Date 2001	Year-to-Date 2001
	(In thousands)
Basic	16,892	16,893
Dilutive effect of stock options and restricted shares	631	556

Diluted	17,523	17,449

4.
RECENT ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended, the adoption of SFAS No. 133, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company as the Company is not a party to any derivative transactions that fall under the provisions of this statement.

  In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations. The Company has not completed its analysis of the impact of the adoption of SFAS No. 142.

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS No. 143 in January 2003. Management has determined the adoption of this statement will not have a material effect on the results of operations or financial position of the Company.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt SFAS No. 144 in January 2002. Management has determined the adoption of this statement will not have a material effect on the results of operations or financial position of the Company.

5.
ACQUISITION

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

6.
LEASE OBLIGATION

  In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of twelve years. This lease has been accounted for as a capital lease and accordingly the building, land, and miscellaneous equipment was recorded in property, plant and equipment on the balance sheet with a corresponding lease obligation. During the third quarter of 2001, the lease obligation was substantially extinguished through a payment totaling approximately $680,000.

7.
BUSINESS SEGMENT INFORMATION

  As the Company has only one reportable segment—its power boat manufacturing business—the majority of the disclosures required by SFAS No. 131 do not apply to the Company. In addition, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or the Company's foreign operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

    Net sales for the third quarter ended September 30, 2001 decreased $6,274,000 or 18% to $28,806,000 compared with $35,080,000 for the quarter ended September 30, 2000. The decline in net sales was due to a decrease in the number of boats sold driven by a general decrease in consumer leisure spending, partially offset by an increase in the average sales price per boat. The increase in average sales price was driven by a higher proportion of larger boats sold during the period.

    Cost of goods sold for the third quarter ended September 30, 2001 was $22,782,000 compared to $27,523,000 for the third quarter ended September 30, 2000, a decrease of $4,741,000 or 17%. Cost of goods sold, as a percent of net sales, increased from 78% in 2000 to 79% in 2001. The increase in cost of goods sold as a percentage of net sales was due to inefficiencies caused by reduced manufacturing volumes as compared to the prior year.

    Selling, general and administrative expenses for the third quarter ended September 30, 2001 were $3,412,000 compared to $3,882,000 for the third quarter ended September 30, 2000, a decrease of $470,000 or 12% due to decreases in compensation expenses, primarily sales commissions and officer bonuses. Selling, general and administrative expenses as a percent of net sales increased from 11% in 2000 to 12% in 2001. The increase in selling, general and administrative expenses as a percentage of net sales was due to increased research and development costs in 2001.

    Operating income for the quarter ended September 30, 2001 was $2,612,000, a decrease of $1,063,000 compared to operating income of $3,675,000 for the comparable period in 2000. The decrease resulted from a reduction in gross profit partially offset by a reduction in selling, general and administrative expenses.

    Interest income was $145,000 in the third quarter of 2001 compared to $86,000 in the third quarter of 2000, an increase of $59,000 resulting from an increase in cash available for investment. As part of the spin-off from RPC, Marine Products received $13,833,000 in cash. Marine Products generates interest income from investment of its available cash primarily in overnight securities.

    Net income for the quarter ended September 30, 2001, was $1,709,000 or $0.10 diluted earnings per share compared to net income of $2,332,000 or $0.14 diluted earnings per share for the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    Net sales for the nine months ended September 30, 2001 decreased $11,023,000 or 10% to $104,550,000 compared with $115,573,000 for the nine months ended September 30, 2000. The decline in net sales was due to a decrease in the number of boats sold driven by a general decrease in consumer leisure spending, partially offset by an increase in the average sales price per boat. The increase in average sales price was driven by a higher proportion of larger boats sold during the period.

    Cost of goods sold for the nine months ended September 30, 2001 was $81,116,000 compared to $89,422,000 for the nine months ended September 30, 2000, a decrease of $8,306,000 or 9%. Cost of goods sold, as a percent of net sales, increased from 77% in 2000 to 78% in 2001. The increase in cost of goods sold as a percentage of net sales was due to inefficiencies caused by reduced manufacturing volumes as compared to the prior year.

    Selling, general and administrative expenses for the nine months ended September 30, 2001 were $12,686,000 compared to $13,569,000 for the nine months ended September 30, 2000, a decrease of $883,000 or 7% due to decreases in compensation expenses, primarily sales commissions and officer bonuses. Selling, general and administrative expenses as a percent of net sales was 12% in 2001 and 2000.

    Operating income for the nine months ended September 30, 2001 was $10,748,000, a decrease of $1,834,000 compared to operating income of $12,582,000 in 2000. The decrease resulted from a reduction in gross profit partially offset by a reduction in selling, general and administrative expenses.

    Interest income was $585,000 for the nine months ended September 30, 2001 compared to $196,000 for the nine months ended September 30, 2000.

    Net income for the nine months ended September 30, 2001 was $7,026,000 or $0.40 diluted earnings per share compared to net income of $12,149,000 or $0.71 diluted earnings per share for the nine months ended September 30, 2000. During the first nine months of 2000, Marine Products recorded a pre-tax gain of $6,817,000 ($4,227,000 after-tax), or $0.25 after-tax diluted earnings per share related to settlement of a claim. Net income excluding the gain for the nine months would have been approximately $7,922,000 or $0.46 diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities for the nine months ended September 30, 2001 was $7,355,000 compared to $12,214,000 for the nine months ended September 30, 2000, a $4,859,000 or 40 percent decrease. Included in the $12,214,000 balance at September 30, 2000 was a $4,227,000 after tax gain on settlement of a claim.

    Cash used for investing activities for the nine months ended September 30, 2001 was $4,319,000 compared to cash used for investing activities of $3,859,000 for the nine months ended September 30, 2000. A $460,000 or 12 percent variance resulted from an increase in capital expenditures and purchase of a business (as discussed in footnote 5) partially offset by the receipt of $13,833,000 from RPC relating to the spin-off. See footnote 1 to the consolidated financial statements where the transfer of cash and marketable securities from RPC in connection with the spin-off is discussed.

    Cash used for financing activities for the nine months ended September 30, 2001 was $101,000 compared to cash used for financing activities of $8,865,000 for the nine months ended September 30, 2000, a $8,764,000 decrease. These cash flows relate primarily to the change in the receivable owed to the Company by RPC during the respective periods and the cash and marketable securities transferred to the Company in connection with the spin-off. See footnote 1 to the consolidated financial statements where the elimination of the Receivable from RPC in connection with the spin-off is discussed.

    Funding for future liquidity and capital resource requirements is expected to be provided from cash generated from operations.

    In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations. The Company has not completed its analysis of the impact of the adoption of SFAS No. 142.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS No. 143 in January 2003. Management has determined the adoption of this statement will not have a material effect on the results of operations or financial position of the Company.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt SFAS No. 144 in January 2002. Management has determined the adoption of this statement will not have a material effect on the results of operations or financial position of the Company.

Forward-Looking Statements

    Certain statements made in this report that are not historical facts are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, market risk exposure and the impact of SFAS No. 142, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence our performance in the future.

    The words "may," "should," "will," "expect," "believe," "anticipate," "intend," "plan," "believe," "seek," "project," "estimate," and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: Marine Products' dependence on its network of independent boat dealers may affect its growth plans and revenues, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, the effects of the economy on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Marine Products maintains an investment portfolio, comprised of U.S. Government and corporate debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products' portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION
Date: November 14, 2001	/s/ RICHARD A. HUBBELL Richard A. Hubbell President and Chief Executive Officer
Date: November 14, 2001	/s/ BEN M. PALMER Ben M. Palmer Treasurer and Chief Financial Officer

QuickLinks

MARINE PRODUCTS CORPORATION AND SUBSIDIARY PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (In thousands)
MARINE PRODUCTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (In thousands except per share data) (Unaudited )
MARINE PRODUCTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (In thousands) (Unaudited)
MARINE PRODUCTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARINE PRODUCTS CORPORATION AND SUBSIDIARY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K