Form 10-K405
period 2001-12-31
MARINE PRODUCTS CORP
filed 2002-03-22
CIK 1129155

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission File No. 1-16263
 MARINE PRODUCTS CORPORATION

Delaware (State of Incorporation)	58-2572419 (I.R.S. Employer Identification No.)

2170 PIEDMONT ROAD, NE,
ATLANTA, GEORGIA 30324
(404) 321-7910

Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, $0.10 PAR VALUE (17,284,500 shares outstanding as of February 26, 2002)	Name of each exchange on which registered AMERICAN STOCK EXCHANGE

        The aggregate market value of shares of common stock held by non-affiliates at February 26, 2002 was $44,739,422.

Securities registered pursuant to section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 13 of this report.

PART I

        References in this document to "we," "our," "us," "Marine Products," or "the Company" mean Marine Products Corporation ("MPC") and its subsidiaries, Chaparral Boats, Inc. ("Chaparral") and Robalo Marine LLC ("Robalo") (collectively or individually).

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

Item 1. Business

        Marine Products produces fiberglass motorized boats distributed and marketed together through its dealer network. Marine Products' offerings include Chaparral sterndrive pleasure boats, and during fiscal 2001, the Company acquired the Robalo brand and thereby entered the outboard offshore sport fishing boat market.

        Marine Products is a Delaware corporation, incorporated on August 31, 2000, in connection with a spin-off from RPC, Inc. ("RPC"). In January 2000, RPC announced plans to spin-off Chaparral, the recreational powerboat manufacturing business of RPC, to RPC's stockholders. RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products, a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. As part of the transaction, effective February 28, 2001, RPC's stockholders received 0.6 share of Marine Products common stock for every one share of RPC common stock owned as of February 16, 2001, the record date for the spin-off.

        Chaparral designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat and cruiser markets. Available industry statistics measure Chaparral as the third largest sterndrive boatbuilder in the United States. Chaparral sells its three lines of powerboats to an international network of independent authorized dealers comprised of approximately 143 domestic dealers and 11 international dealers.

        Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral's first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time the company grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With 36 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.

        Since its acquisition in 1986, Chaparral has been able to focus primarily on improving operations and profitability without concerns about the availability of capital, due to the financial resources of

RPC. The management team has consistently improved manufacturing efficiency, refined current products, and evaluated future product offerings, all of which have led to increasing sales and profits. For the five years ended December 31, 2001, Marine Products has generated a nine percent compounded annual growth in net sales.

        Effective June 2001, Marine Products purchased certain operating and intangible assets of Robalo, a segment of the U.S. Marine division of Brunswick Corporation ("U.S. Marine"), for total consideration of $1,037,000. Robalo is a leading offshore sport fishing boat brand. This purchase also included the purchase of the Wahoo!(tm) tradename. The purchase was funded by cash and has been accounted for using the purchase method of accounting. Robalo's contribution to fiscal year 2001 sales was immaterial.

        Robalo Marine was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an "unsinkable" hull. Robalo was acquired by U.S. Marine and relocated to Tallahassee, Florida, in 1991. During 2000, Robalo produced and sold approximately 600 units. With the downturn in the boating industry in 2000, U.S. Marine ceased production of Robalo boats in early 2001, prior to its purchase by Marine Products. Following the acquisition, Marine Products moved the operating assets of Robalo from Tallahassee, Florida, to a manufacturing facility in Valdosta, Georgia.

        Robalo entered initial production of two 23-foot models and made its first sales during the fourth quarter of 2001. Robalo plans to grow its product offerings in 2002 by adding an 18-foot boat to its production. Robalo sales comprised one percent of consolidated Marine Products fourth quarter sales, and we expect this percentage will grow as more models are introduced and production is increased.

        Marine Products' basic mission is to enhance its customers' boating experience by providing them with high quality, innovative powerboats. Marine Products intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

Products

        Marine Products offers a comprehensive range of motorized recreational boats. Marine Products distinguishes itself by offering a wide range of products to the family recreational market and cruiser market through its Chaparral brand, and to the offshore sport fishing market through its Robalo brand.

        The following table provides a brief description of each of our brands and its particular market focus:

Brand	Number of Models	Overall Length	Approximate Retail Price Range	Description
Chaparral—Signature Cruisers	6	24'-35'	$45,000 - $200,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.
Chaparral—SS Sportboats	14	18'-28'	$16,000 - $95,000	Fiberglass runabouts, cruisers and performance boats. Encompasses affordable, entry-level to mid-range sportboats. Marketed as high value runabouts for family groups.
Chaparral—Sunesta Deckboats	6	22'-26'	$30,000 - $50,000
				Fiberglass deckboats. Encompasses affordable, entry-level to mid-range deck boats. Marketed as high value family pleasure boats with the handling of a runabout, the style of a sportboat and the roominess of a cruiser.
Robalo—Offshore Fishing Boats	3	18'-23'	$25,000 - $54,000	Salt-water fishing boats. Marketed to experienced fishermen as a seaworthy fishing boat capable of safe offshore operations.

Manufacturing

        Marine Products' manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. Marine Products utilizes six different plants to manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to the dealers.

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

Suppliers

        Marine Products' two most significant components used in manufacturing boats, based on cost, are engines and fiberglass. For each of these raw materials, there is currently an adequate supply available in the market. Marine Products has not experienced any material shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers switching model mixes or introducing new product lines. These temporary shortages have not impacted sales. Marine Products obtains most of its fiberglass from a leading domestic supplier. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quantities at acceptable prices.

        Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer orders. Sterndrive engines for the Chaparral brand are purchased through the American Boatbuilders Association ("ABA"), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines from the ABA on a voluntary basis in order to receive purchase volume discounts. Marine Products does not have a supply contract with the ABA. Marine Products has engine supply contracts for its Robalo product line with three engine suppliers that are not affiliated with the ABA. Outboard engines for the Robalo brand are purchased from Mercury, Honda, and Yamaha. See "Growth Strategies" below.

        In the event of a sudden interruption in the supply of engines from these suppliers, our sales and profitability could be negatively impacted.

Sales and Distribution

        Sales are made to approximately 143 Chaparral dealers and eight Robalo dealers throughout the United States. Dealers market directly to the consumer at boat shows and in the dealers' showrooms. Marine Products also has approximately 11 international Chaparral dealers. Most of these dealers are not exclusive to Marine Products and carry the boats of other companies, including some which compete directly with our brands. The territories served by any dealer are not exclusive to the dealer. However, Marine Products uses discretion in locating new dealers in an effort to protect the interests of the existing dealers. Marine Products' eight independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales force is directed by National Sales Coordinators, who are responsible for developing a full dealer organization for the Company's products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports the marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in regional, national, and international boat shows. The largest Marine Products dealer accounts for less than 10 percent of annual sales.

        Marine Products continues to seek new dealers in many areas throughout Europe, South America, Asia and the Middle East. In general, Marine Products requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuation. Marine Products believes that within several years, foreign sales could produce additional sales growth. Management intends to selectively grow the Robalo dealer network during 2002. We will attempt to develop relationships with the best offshore fishing boat dealers in our target markets. The Robalo dealer network will not always overlap with the Chaparral dealer network.

        Marine Products' sales orders are based on strong interest by its dealers. Although orders are cancelable at any time, substantially all boats are pre-sold to a dealer before entering the production line. Historically, dealers have in most cases taken delivery of all their orders. In the past, Marine Products has been able to resell any boat for which the order has been cancelled. To date, cancellations have not had any material effect on Marine Products.

        Most of Marine Products' domestic shipments are made pursuant to commercial dealer "floor plan financing" programs in which Marine Products' subsidiaries participate on behalf of their dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products. Generally, payment is made to Marine Products within five business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer's floor plan credit facilities are secured by the dealer's inventory, letters of credit, and perhaps other personal and real property. In connection with the dealer's floor plan arrangements, Marine Products or its subsidiaries has agreed to repurchase any of its boats which a lender repossesses from a dealer and returns to Marine Products. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Marine Products participates in floor plan arrangements with several major third-party lenders on behalf of its dealers, most of whom have financing arrangements with more than one lender. As of December 31, 2001, Marine Products' obligation to repurchase boats under the floor plan financing programs described above was approximately $2,421,000. Unlike Marine Products' obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for Chaparral or Robalo boats would be the responsibility of the dealer.

        Marine Products' dealer incentive programs are designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons and level out Marine Products' manufacturing between the peak and offpeak periods. For the 2002 model year (which commenced July 1, 2001), dealers had an option whereby Marine Products made arrangements to pay all interest charged to dealers by certain floor plan lenders until April 1, 2002. This and other incentives to the dealers have resulted in relatively level month-to-month production and sales. After the free interest program ends, interest costs revert to the dealer at the rates set by the lender. The dealers make curtailment payments (principal payments) on the boats as required by their particular commercial lenders. Similar sales promotion programs were in effect during the past six years.

        In order to generate additional sales of boat inventory by dealers at boat shows, several of our competitors recently announced increased customer rebates and dealer incentives. In response to this, Chaparral supplemented its existing dealer incentive program for the period January 2002 to March 2002. This program was designed to share the cost of a direct dealer-to-customer incentive on existing dealer inventory, payable to the dealer based on new inventory purchases. Because the incentive is shared with the dealer, the cost of this supplemental program is not expected to significantly affect net sales or margins of Marine Products.

        As of December 31, 2001, the sales order backlog was 1,325 boats with estimated sales of $38,104,000. This represents a 13-week backlog based on recent production levels. Marine Products normally does not manufacture boats for inventory.

Product Warranty

        Marine Products provides a five year transferable hull and deck structural warranty on Chaparral products against defects in material and workmanship and a 10 year transferable hull warranty on

Robalo products. A one year warranty on components is provided as well. The engine manufacturer warrants engines included in the boats. Warranty costs of $1,143,000 or one percent of sales were recorded in fiscal 2001. Warranty costs were $1,483,000 in 2000 and $1,475,000 in 1999, or one percent of sales in both years. Marine Products' warranty costs as a percentage of sales are considered low relative to the marine industry, reflecting Marine Products' superior construction of its boats.

Research and Development

        Essentially the same technologies and processes are used to produce fiberglass boats by all boat manufacturers. The most common method is open-face molding. This is usually a labor-intensive, manual process whereby employees hand spray and apply fiberglass and resin in layers on open molds to create boat hulls, decks, stringers and other smaller fiberglass components. This process can result in inconsistencies in the size and weight of parts, which may lead to higher warranty costs. Open-face molding is typically capable of producing approximately three hulls per week.

        Chaparral has been a leading innovator in the recreational boating industry. One of Chaparral's most innovative designs is the full-length "Extended V-Plane" running surface. Typically, sterndrive boats have a several foot gap on the bottom rear of the hull where the engine enters the water. With Chaparral's design, the running surface extends the full length to the rear of the boat. The benefit of this innovation is more space, better performance and a more comfortable ride. All of Chaparral's models have the "Extended V-Plane" running surface. Although the basic hull designs are similar, Chaparral introduces a variety of new models each year. New models are generally in production for several years before being replaced, updated, or discontinued.

        Robalo's hulls utilize the Hydrolift™ hull design. This variable dead rise hull design provides a smooth ride in rough offshore conditions. It also increases fuel economy and allows a given level of engine horsepower to propel a heavier boat to a given speed. Robalo's current models utilize the Hydrolift™ design and we plan to utilize the design on future models as well.

        Marine Products incurred research and development costs of $1,955,000 in fiscal 2001, $1,428,000 in fiscal 2000, and $1,500,000 in fiscal 1999.

Industry Overview

        For 2001, the recreational boat industry accounted for less than one percent of the United States Gross Domestic Product. The recreational marine market is a mature market, with 2001 retail expenditures of $26 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association ("NMMA"). Pleasure boats compete for consumers' free time with all other leisure activities, from computers and video games to other sports. The greatest obstacle for the pleasure boat industry is the consumers' diminishing leisure time.

        The NMMA conducts various surveys of pleasure boat industry trends. The NMMA surveys estimate that 69 million people in the United States participate in recreational boating. There are currently over 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, rowboats, dinghies, etc.). Marine Products Corporation competes in the outboard boating category with its newly launched line of Robalo offshore fishing boats, and in the sterndrive boating category with its three lines of Chaparral boats. Outboard boats comprised 49 percent of all boats in use during 2001, totaling 8,342,300. Sterndrive boats number 1,742,800, or 2.5 percent of all boats in use during 2001.

        At 74,100 units, sterndrive boats accounted for more than 14 percent of the total new boat units sold in 2001, making sterndrive boats the fourth largest category of boats sold. Sales of boats with sterndrive engines in 2001 had a total retail value of $2.3 billion, or an average retail price per boat of approximately $31,000. Management believes that the five largest states for boat sales are Michigan, California, Florida, Minnesota and Texas. Chaparral has dealers in each of these states.

        The United States domestic recreational boating industry realized an estimated $26 billion in retail sales during 2001, according to NMMA estimates. These sales were realized in the segments of new and used boat sales, motors and engines, trailers, and other associated expenses. Marine Products' subsidiaries compete in the new boat market, which realized an estimated $8.7 billion in retail sales during 2001. The table below shows estimated sales by boat industry segment for 2000 and 2001, ranked by 2001 retail sales (source: NMMA estimates):

	2000		2001
	Units	Sales ($ B)	Units	Sales ($ B)
Inboard boats—cruisers	8,000	$2.3	8,100	$2.8
Outboard Boats	241,200	2.3	224,400	2.3
Sterndrive boats	78,400	2.3	74,100	2.3
Personal water craft	92,000.7		83,000.7
Inboard boats—runabouts	13,600.4		13,700.4
Jetboats	7,000.1		6,000.1
Canoes	121,800.1		105,800.1
Total	562,000	$8.2	515,100	$8.7

        Chaparral's products are categorized as sterndrive boats and Robalo's products are categorized as outboard boats.

        The recreational boat manufacturing market remains highly fragmented with little consolidation. We estimate that the boat manufacturing industry includes more than 100 sterndrive only manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skills. According to estimates provided by Statistical Surveys, Inc., the top five manufacturers have a market share of 47.7 percent.

        Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, tax laws, and demographics. Interest rates and fuel prices also have a direct impact on boat sales, as well as trends at the local, regional and national level. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

        Management believes Marine Products Corporation is well positioned to take advantage of the following conditions, which continue to characterize the industry:

  •
  labor-intensive manufacturing processes that remain largely unautomated;

  •
  increasingly strict environmental standards derived from governmental regulations and customer sensitivities;

  •
  a lack of focus on coordinated customer service and support by dealers and manufacturers; and

  •
  a high degree of fragmentation and competition among the hundreds of recreational boat manufacturers.

Growth Strategies

        The pleasure boat market is a mature industry. Growth in the total number of sterndrive boats in use has been just two percent annually for the past three years, so Marine Products Corporation plans to grow by exceeding industry trends, by increasing its market share and by expanding its product line. Marine Products has grown its Chaparral sterndrive market share from 4.75 percent in fiscal 1996 to 7.35 percent for the six months ended June 2001 (latest statistics available to us) and continues to expand its product offerings by expanding into the largest potential boat market, outboard boats, and by constant improvement and expansion into larger boats within their sterndrive offerings.

        Marine Products' operating strategy emphasizes innovative designs and high quality manufacturing processes, by delivering a superior quality product while lowering manufacturing costs through increased efficiencies in our facilities. We have been leveraging our buying power through economies of scale. Marine Products is one of the largest independent boat manufacturers that does not manufacture its own engines. Management believes this, together with its membership in the ABA, positions Marine Products as a significant third party customer of major engine suppliers. Marine Products' Chaparral subsidiary is a founding member of the ABA which collectively represents 13 independent boat manufacturers which have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers. Marine Products is also a significant consumer of fiberglass materials and management intends to capitalize on relationships with fiberglass suppliers to assist Marine Products' growth.

        Our marketing strategy seeks to increase market share by enabling Marine Products to expand its international presence by continuing to build dedicated sales, marketing and distribution systems. Marine Products has a distribution network of approximately 162 dealers located throughout the United States and internationally. Our strategy is to increase the number and quality of our dealers. Marine Products seeks to capitalize on this strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales. Marine Products intends to continue to strengthen its dealer network and build brand loyalty with both dealers and customers.

        As part of Marine Products' overall strategy, Marine Products will also consider making strategic acquisitions in order to complement existing product lines, expand Marine Products' geographic presence in the marketplace and strengthen capabilities.

Competition

        The recreational boat industry is highly fragmented, resulting in intense competition for customers, quality products and boat show space. There is significant competition both within markets we currently serve and in new markets that we may enter. Marine Products' brands compete with several large national or regional manufacturers that have substantial financial, marketing and other resources. However, we believe that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and our nationwide presence, enable us to compete effectively against these companies. In each of our markets, Marine Products competes on the basis of responsiveness to customer needs and the quality and range of products and services offered. Additionally, Marine Products faces general competition from all other recreational businesses seeking to attract consumers' leisure time and discretionary spending dollars.

        According to Statistical Surveys, the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales for the six months ended June 30, 2001 (the most current information available to us). Several of these manufacturers are part of larger integrated boat building companies and are marked with asterisks. Management believes the companies set forth below represent approximately 68 percent of all United States retail sterndrive boat registrations during the six months ending June 30, 2001.

1.
Sea Ray*

2.
Bayliner*

3.
Chaparral

4.
Crownline

5.
Glastron**

6.
Larson

7.
Four Winns**

8.
Maxum*

9.
Stingray

10.
Rinker

The outboard engine powered market has a large breadth and depth, accounting for almost 50 percent of all boats sold. Robalo's share of the offshore sport fishing boat market in 2001 was immaterial, due to Brunswick's ceasing production in the first quarter and Marine Products' relocation of the production facilities in the second and third quarter. Some competitors for Robalo going forward will be: Grady-White, Mako, Boston Whaler* and Trophy*.

*
a subsidiary of Brunswick Corporation

**
a subsidiary of Genmar Industries

Environmental and Regulatory Matters

        Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency ("EPA") and state pollution control agencies, which require reports and inspect facilities to monitor compliance with their regulations. The Occupational Safety and Health Administration ("OSHA") standards limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Marine Products' manufacturing facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. Marine Products believes that its facilities comply with substantially all regulations. Marine Products' cost of compliance with environmental regulations has not been material.

        In connection with the expansion of the Signature Cruisers manufacturing facility, Marine Products has incurred costs of approximately $700,000 to install an air purification system. This equipment is designed to comply with OSHA and EPA regulatory limits. Although capital expenditures related to compliance with environmental laws are expected to increase during the coming years, we do not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety regulations in connection with our ongoing operations.

        Recreational powerboats sold in the United States must be certified by the manufacturer to meet United States Coast Guard specifications. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community's imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. All boats sold by Marine Products meet these standards. In addition, their safety is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. While Marine Products has instituted recalls for defective component parts produced by other manufacturers, there has never been a safety related recall resulting from Marine Products' design or manufacturing process. None of the recalls had a material adverse effect on Marine Products.

Employees

        As of December 31, 2001, Marine Products had approximately 760 employees, of whom five are management and 31 are administrative. None of Marine Products' employees is party to a collective bargaining agreement. All of Marine Products' workforce are currently employed in the United States and Marine Products believes that its relations with its employees are good.

Proprietary Matters

        Marine Products owns a number of trademarks and tradenames that Marine Products believes are important to its business. Except for the Chaparral, Robalo and Wahoo! trademarks, however, Marine Products is not dependent upon any single trademark or tradename or group of trademarks or tradenames. The Chaparral, Robalo and Wahoo! trademarks are currently registered in the United States. The current duration for such registration ranges from seven to 15 years in the United States, but each registration may be renewed an unlimited number of times.

Risk Factors

Economic Conditions and Consumer Confidence Level Affect Marine Products' Sales because Marine Products' Products are Purchased with Discretionary Income

        During an economic recession or when an economic recession is perceived as a threat, Marine Products will be affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it.

Marine Products' Dependence On Its Network Of Independent Boat Dealers May Affect Its Growth Plans And Sales

        Virtually all of Marine Products' sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Dealer competition continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. We face intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo tradenames and the quality of their marketing and servicing efforts are essential to Marine Products' ability to generate sales. A deterioration in the number or quality of Marine Products' network of independent boat dealers would have a material adverse effect on its powerboat sales. Marine Products' inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its growth plans.

        Although Marine Products' management believes that the quality of its products and services in the recreational powerboat market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current sales levels. In addition, independent dealers in the recreational boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of Marine Products' dealers in the future if the surviving entity in any such consolidation purchases similar products from a Marine Products competitor. See " Growth Strategies" above.

Marine Products' Sales Are Affected By Weather Conditions

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

Marine Products Has Potential Liability for Personal Injury and Property Damage Claims

        The products we sell or service may expose Marine Products to potential liabilities for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected Marine Products' business. Marine Products maintains product liability insurance that it believes to be adequate. However, there can be no assurance that Marine Products will not experience legal claims in excess of its insurance coverage or that claims will be covered by insurance. Furthermore, any significant claims against Marine Products could result in negative publicity, which could cause Marine Products' sales to decline.

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

Marine Products May Be Unable To Identify Or Complete Acquisitions

        Marine Products intends to pursue acquisitions and form strategic alliances that will enable Marine Products to acquire complementary skills and capabilities, offer new products, expand its customer base, and obtain other competitive advantages. There can be no assurance, however, that Marine Products will be able successfully to identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into its existing operations, or expand into new markets. Once integrated, acquired operations may not achieve anticipated levels of sales, profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management resources, and possible adverse effects on earnings and earnings per share resulting from increased interest costs, the issuance of additional securities, and difficulties related to the integration of the acquired business. The failure to integrate acquisitions successfully may divert management's attention from Marine Products' existing business and may damage Marine Products' relationships with its key customers and suppliers.

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

If Marine Products Is Unable To Comply With Environmental And Other Regulatory Requirements, Its Business May Be Exposed to Liability and Fines

        Marine Products' operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. While Marine Products believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local regulations, there can be no assurance that Marine Products will be able to continue to maintain all requisite licenses and permits. The failure to satisfy these and other regulatory requirements could cause Marine Products to incur fines or penalties or could increase the cost of operations. The adoption of additional laws, rules and regulations could also increase Marine Products' costs.

        As with boat construction in general, our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes. Accordingly, we are subject to regulations regarding these substances, and the misuse or mishandling of such substances could expose Marine Products to liability or fines.

        Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby reducing future sales.

Marine Products' Management Has A Substantial Ownership Interest; Public Stockholders May Have No Effective Voice In Marine Products' Management

        Marine Products' executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 66 percent of Marine Products' outstanding common stock. As a result, these stockholders will effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over Marine Products at a premium. In addition, the availability of Marine Products common stock to the investing public is limited to those shares not held by the executive officers, directors and their affiliates, which could negatively impact Marine Products' stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of Marine Products common stock.

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

Item 2. Properties

        Marine Products' principal executive office is located in Atlanta, Georgia. This office is currently shared with RPC and is leased from a third party. The monthly rent paid to the third party is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $1,300 per month in rent. Marine Products may cancel this arrangement at any time. Chaparral owns and maintains approximately 815,000 square feet of manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. Chaparral's operations are conducted among 12 facilities located on its Nashville site. There are five main manufacturing plants where Chaparral's boats are built. The largest of the manufacturing plants, which was put into service in fiscal year 2000, sits on approximately 10 acres and comprises 253,000 square feet. It is used to build Marine Products' larger SSI Sportboats, which are 18 to 28 feet in length. Chaparral's total square footage under roof is allocated as follows: manufacturing—629,000, research and development—65,000, warehousing—75,000, office and other—46,000. Marine Products also owns and maintains 83,000 square feet of manufacturing space at our Robalo facility in Valdosta, Georgia.

Item 3. Legal Proceedings

        Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcomes of such litigation will have a material adverse effect on the financial position or results of operations of Marine Products.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Item 4A. Executive Officers of the Registrant

        Each of the executive officers of Marine Products was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next annual meeting of stockholders or until his or her earlier removal by the Board of Directors or his or her resignation. The following table lists the executive officers of Marine Products and their ages, offices, and date first elected to office.

Name and Office with Registrant	Age	Date First Elected to Office
R. Randall Rollins Chairman of the Board	70	2/28/01
Richard A. Hubbell President Chief Executive Officer	57	2/28/01
James A. Lane, Jr. Executive Vice President President of Chaparral Boats, Inc.	59	2/28/01
Linda H. Graham Vice President Secretary	65	2/28/01
Ben M. Palmer Vice President Chief Financial Officer, Treasurer and Assistant Secretary	41	2/28/01

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Marine Products' common stock is listed on the American Stock Exchange under the ticker symbol "MPX". At February 26, 2002, there were 17,284,500 shares of common stock outstanding.

        At the close of business on December 31, 2001, there were approximately 2,500 holders of record of common stock. The high and low prices of Marine Products' common stock, since the spin-off on February 28, 2001, for each quarter in the year ended December 31, 2001, were as follows:

	2001
Quarter	High	Low

First	$5.10	$2.40
Second	4.65	2.60
Third	5.00	3.90
Fourth	4.45	3.95

        Beginning with the second quarter of 2001, Marine Products has declared and paid quarterly cash dividends of $0.02 per common share.

Item 6. Selected Financial Data

        The following table summarizes certain selected combined financial data of Marine Products. The historical information may not be indicative of Marine Products' future results of operations. This information set forth below should be read in conjunction with "Management's Discussion And Analysis of Financial Condition And Results of Operations," the Consolidated Financial Statements and the notes thereto, included elsewhere in this document.

	Years Ended December 31,
	(In thousands, except per share data and employee data)
	2001	2000	1999	1998	1997
Statement of Income Data:
Net Sales	$134,689	$148,276	$122,878	$103,497	$95,029
Cost of Goods Sold	105,344	115,876	93,247	77,776	72,899

Gross Profit	29,345	32,400	29,631	25,721	22,130
Selling, General and Administrative Expenses	16,223	16,945	15,147	13,578	11,716

Operating Income	13,122	15,455	14,484	12,143	10,414
Interest Income	689	280	233	240	214
Gain on Settlement of Claim	—	6,817	—	—	—

Income Before Income Taxes	13,811	22,552	14,717	12,383	10,628
Income Tax Provision	5,248	8,591	5,599	4,709	4,067

Net Income	$8,563	$13,961	$9,118	$7,674	$6,561

Share and Per Share Data (a):
Earnings per share—basic	$0.51	$0.57	$0.54	$0.45	$0.39
Earnings per share—diluted	$0.49	$0.57	$0.54	$0.45	$0.39
Shares outstanding—basic	16,893	17,012	17,012	17,012	17,012
Shares outstanding—diluted	17,456	17,045	17,045	17,045	17,045
Other Financial Data:
Gross profit margin percent	21.8	21.9	24.1	24.9	23.3
Operating margin percent	9.7	10.4	11.8	11.7	11.0
EBITDA (b)	$15,389	$17,255	$16,029	$13,542	$11,710
Net Cash Provided by Operating Activities	10,231	15,464	9,235	8,382	7,180
Net Cash Used for Investing Activities	5,919	4,198	1,665	2,192	667
Net Cash Used for Financing Activities	456	13,600	7,619	5,414	7,555
Capital expenditures	$5,456	$4,198	$1,810	$2,192	$679
Employees at end of period	758	807	683	579	501
Manufacturing space (square ft.)	898,000	670,000	670,000	415,000	415,000
Balance Sheet Data:
Cash and marketable securities	$18,212	$1,097	$3,431	$3,480	$2,704
Inventories	14,478	15,064	13,703	10,688	9,752
Working capital	20,311	10,488	12,514	11,272	9,564
Property, plant and equipment, net	14,230	9,796	6,714	5,768	4,291
Total assets	56,513	103,449	88,168	77,585	68,452
Total stockholders' equity	$46,345	$92,593	$78,632	$69,514	$61,840
(a)
Pro forma shares for periods prior to 2001 were based on the number of shares distributed in connection with the spin-off. Pro forma earnings per share for 2000 has been computed using the net income to exclude the gain of settlement of claim.

(b)
EBITDA represents income before income taxes and interest income, plus depreciation and amortization. For the year 2000, EBITDA excludes the gain on settlement of claim. EBITDA is not presented as a substitute for income from operations, net income or net cash provided by operating activities. Marine Products has presented EBITDA data (which is not a measure of financial performance under accounting principles generally accepted in the United States) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is based upon and should be read in conjunction with "Selected Financial Data," "Consolidated Financial Statements," and the notes thereto. See also "Forward-Looking Statements" above.

Overview

        Marine Products' mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services. Marine Products, through its wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Chaparral competes in the sterndrive engine powered, sportboat, deckboat and cruiser markets. Robalo, acquired in June 2001, competes in the outboard engine powered offshore sport fishing boat market. Robalo sales comprised one percent of sales in the fourth quarter of 2001. This percentage is expected to grow as more models are introduced and production and distribution are increased.

Critical Accounting Policies

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. The Company believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

        Recognition of Sales—The Company sells its boats through its international network of independent dealers. Sales orders are based on strong interest by the dealers. Although cancelable at any time, substantially all boats are pre-sold to a dealer before entering the production line. The Company recognizes sales when all the following conditions are met: (1) a fully executed sales agreement exists, (2) the price of the boat is established, (3) the dealer takes delivery of the boat, and (4) collectibility is reasonably ensured.

        Accrued Dealer Discounts—The Company's dealer incentive programs include price discounts that promote early replenishment of dealer inventories after the spring and summer peak selling seasons and to level out manufacturing volumes throughout the year. These discounts are based on the dealer purchase volumes for the period July 1 through June 30 of the following year. Therefore, the Company continuously monitors dealer purchases throughout the year, and uses its judgment to determine the dealer discount amount. The Company records these discounts and other sales incentives as the related sales are recognized based on these estimates.

        Warranty Accruals—The Company provides warranties for various components related to the manufactured quality of the boats, primarily the fiberglass deck and hull. The warranty periods vary by component, but extend up to ten years. At the time the boat sales is recognized, the Company records an experience-based estimate of the future warranty costs to be incurred on boats sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such estimated amounts could differ materially from what will actually transpire in the future.

Results of Operations

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

        Net Sales.    Marine Products generated net sales of $134,689,000 in 2001 compared to $148,276,000 in 2000, a decrease of $13,587,000 or nine percent. Despite recent industry sales weakness, Chaparral has continued to gain market share. The net sales decrease in 2001 compared to 2000 resulted primarily from a 19 percent decrease in the volume of boats sold offset by a 12 percent increase in the average sales price. The decrease in unit volume was due to weakness in consumer confidence caused by the economic recession, the war on terrorism and stock market volatility. The increase in the average sales price resulted from an increase in the number of large, higher priced, cruisers sold during the year.

        Cost of Goods Sold.    Cost of goods sold was $105,344,000 in 2001 compared to $115,876,000 in 2000. Cost of goods sold, as a percent of net sales, held steady at 78 percent from 2000 to 2001. The majority of the decline in cost of goods sold related to the decline in net sales. This decline was offset by slightly higher direct labor costs as a percentage of net sales due to production inefficiencies caused by lower production volume in 2001 compared to 2000.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $16,223,000 in 2001 compared to $16,945,000 in 2000, a decrease of $722,000 or four percent. Selling, general and administrative expenses were 12 percent of net sales in 2001 and 11 percent of net sales in 2000. The decrease in selling, general and administrative expenses resulted from actions taken to reduce costs to correspond with the lower net sales; however, increases were realized in research and development related to costs for new model development, and start-up expenses associated with the Robalo operations.

        Operating Income.    Operating income was $13,122,000 in 2001, a decrease of $2,333,000 or 15 percent compared to $15,455,000 in 2000. The decrease in operating income resulted from lower net sales and gross profit offset slightly by the decrease in selling, general and administrative expenses.

        Gain on Settlement of Claim.    In the first quarter of 2000, Marine Products recorded a pre-tax gain of $6,817,000 relating to settlement of a claim. The gain is a result of Marine Products' receipt of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation, a major engine supplier, to the members of the ABA.

        Interest Income.    Interest income was $689,000 in 2001 compared to $280,000 in 2000. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The amount of cash available for investment has varied depending upon the cash requirements of Marine Products and increased during 2001 as a result of its receipt of approximately $14 million from RPC in connection with the spin-off, and the cash generated from operations during fiscal 2001.

        Net Income.    Net income was $8,563,000 in 2001 compared to $13,961,000 in 2000. The decrease in net income was due to the decrease in operating income and the impact of the after-tax gain on settlement of claim totaling $4,227,000 recognized in the first quarter of 2000. The income tax rate of 38 percent was the same in both periods.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

        Net Sales.    Marine Products generated net sales of $148,276,000 in 2000 compared to $122,878,000 in 1999, a $25,398,000 or 21 percent increase. Despite recent industry sales weakness, Chaparral continued to generate sales increases by gaining market share. The net sales increase in 2000 compared to 1999 resulted primarily from a 19 percent increase in the volume of boats sold, coupled with a 2 percent increase in the average sales price. Weakness in consumer confidence caused by higher consumer borrowing costs and stock market volatility put pressure on industry and Marine Products' sales during the year.

        Cost of Goods Sold.    Cost of goods sold was $115,876,000 in 2000 compared to $93,247,000 in 1999. The increase in cost of goods sold, as a percent of net sales, from 76 percent in 1999 to 78 percent in 2000 was due primarily to lower manufacturing efficiencies caused by manufacturing space constraints. During the third quarter of 2000, additional manufacturing space was opened to provide needed capacity to efficiently build a larger number of boats.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $16,945,000 in 2000 compared to $15,147,000 in 1999, an increase of $1,798,000 or 12 percent. Selling, general and administrative expenses were 11 percent of net sales in 2000 and 12 percent of net sales in 1999. Compensation costs increased $2,541,000 or 35 percent from $7,288,000 in 1999 to $9,829,000 in 2000. The increase in compensation costs resulted from an increase in commissions expense consistent with the increase in net sales and an increase in officers' bonuses due to the increase in operating income. The remaining increase relates to higher warranty expense consistent with higher net sales.

        Operating Income.    Operating income was $15,455,000 in 2000, an increase of $971,000 or seven percent compared to $14,484,000 in 1999. The increase in operating profit resulted from the improvement in net sales and gross margin offset slightly by the increase in selling, general and administrative expenses.

        Gain on Settlement of Claim.    In the first quarter of 2000, Marine Products recorded a pre-tax gain of $6,817,000 relating to settlement of a claim. The gain was a result of Marine Products' receipt of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation, a major engine supplier, to the members of the ABA.

        Interest Income.    Interest income was $280,000 in 2000 compared to $233,000 in 1999. Marine Products generates interest income from investment of its available cash primarily in overnight securities. The amount of cash available for investment has varied depending upon the cash requirements of Marine Products and RPC (prior to the spin-off).

        Net Income.    Net income was $13,961,000 in 2000 compared to $9,118,000 in 1999. The improvement in net income was due to the increase in operating profit and the impact of the after-tax gain on settlement of claim totaling $4,227,000 recognized in the first quarter of 2000. The income tax rate of 38 percent was the same in both periods.

Liquidity and Capital Resources

        The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by our capital position and the expected amount of cash to be provided by operations. As the result of being spun-off in February 2001, the Company became a separate publicly traded company. The Company's operations historically have generated sufficient cash for its operations and the excess was transferred to RPC. In connection with the spin-off from RPC, the Company received $14,447,000 in cash and marketable securities from RPC. The Company is now able to retain any excess cash it generates, however, in the event capital is needed to fund operations, capital expenditures or acquisitions, it is no longer able to rely upon the capital resources of RPC. During 2001, excluding amounts received in connection with the spin-off, cash, cash equivalents and marketable securities increased $2,668,000 from December 31, 2000.

        Cash provided by operations during 2001 was $10,231,000 a decrease of $5,233,000 compared to 2000. The decrease was due to slightly lower operating income in 2001 compared to 2000, and the $4,227,000 after-tax gain on settlement of a claim in 2000. Cash provided by operations in 2001 was generated from net income (adjusted for depreciation and amortization) offset by slightly higher working capital at December 31, 2001. Prepaid expenses and other current assets increased because of higher advance payment for engines placed in inventory upon delivery a few days after year-end and an increase in the Federal income tax receivable.

        Cash used for investing activities, excluding the amounts received in connection with the spin-off and marketable securities, increased $2,294,000 from $4,198,000 in 2000 to $6,493,000 in 2001. This increase was a result of additional capital expenditures in 2001 compared to 2000 primarily to fund the construction of additional manufacturing facilities and the cost of the Robalo acquisition. During 2001, the Company constructed a new 130,000 square foot manufacturing addition to accommodate the building of Signature Cruisers up to 40 feet in length, and the Company acquired a manufacturing facility for the new Robalo product line. These facilities required expenditures to install or repair air purification systems to comply with OSHA and EPA regulations. Although capital expenditures related to compliance with environmental laws are expected to increase in future years, we do not currently anticipate that any material expenditures will be required to continue to comply with existing regulations in connection with our ongoing operations.

        Cash used in financing activities in 2001 included cash dividend payments to Marine Products' stockholders after the spin-off for three quarters of 2001 totaling $1,022,000. Cash used for financing activities in 2000 included cash generated in excess of its requirements totaling $13,600,000 in 2000 that was transferred to RPC.

        The Company has an insignificant amount of obligations and commitments that require future payments. Consistent with customary industry practices, the Company has agreements with third-party dealer floor plan lenders to repurchase any of it boats that are repossessed by the lender. The Company maintains a reserve for estimated losses on boats repurchased. The Company's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in new condition, in exchange for the Company's assumption of the unpaid debt obligation on those boats. As of December 31, 2001, guarantees outstanding totaled approximately $2,421,000.

        We believe the liquidity provided by our existing cash, cash equivalents and marketable securities, our overall strong capitalization, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. We believe our liquidity will allow us the ability to continue to grow and provide us the opportunity to take advantage of business opportunities that may arise.

Related Party Transactions

        Effective with the spin-off, RPC established a cash balance at Marine Products of approximately $15 million by contributing $13.8 million. Effective February 28, 2001, the Company began receiving certain administrative services from RPC. The service agreements are more fully described in Note 4 to the consolidated financial statements. See Notes 1and 4 to the consolidated financial statements for more information. The Company's cost for such services aggregated approximately $868,000 in 2001. The Company's directors are also directors of RPC and certain officers are employees of both the Company and RPC.

Seasonality

        Marine Products' quarterly operating results are affected by weather and the general economic conditions in the United States. Although quarterly operating results for the second quarter have historically recorded the highest sales volume for the year, our quarterly operating results are generally distributed evenly throughout the year. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

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

New Accounting Standards

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

        In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company has determined that the initial adoption of this statement did not require an adjustment to the carrying value of its intangibles, and therefore, it did not have a material effect on the results of operations or financial position of the Company. Adoption of SFAS No. 142 will increase net income after taxes by approximately $424,000 in 2002 due to cessation of amortization of goodwill.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company is required to adopt SFAS No. 143 in January 2003. Management has determined the adoption of this statement will not have a material effect on the results of operations or financial position of the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt SFAS No. 144 in January 2002. The adoption of this statement did not have a material effect on the results of operations or financial position of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Marine Products does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Marine Products to significant market risk. Marine Products maintains an investment portfolio, comprised of United States Government, corporate and municipal debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products' portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	(in thousands except share information)
December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$4,953	$1,097
Marketable securities	5,478	—
Accounts receivable, less allowance for doubtful accounts of $67 and $67 in 2001 and 2000, respectively	1,178	1,746
Inventories	14,478	15,064
Deferred income taxes	1,921	2,425
Prepaid expenses and other current assets	2,171	668

Current assets	30,179	21,000
Property, plant and equipment, net	14,230	9,796
Intangibles, net of accumulated amortization of $10,389 in 2001 and $9,695 in 2000	3,898	3,992
Marketable securities	7,781	—
Receivable from RPC, Inc.	—	68,276
Other assets	425	385

Total assets	$56,513	$103,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,429	$2,910
Other accrued expenses	7,439	7,602

Current liabilities	9,868	10,512
Deferred income taxes	300	344

Total liabilities	10,168	10,856

Commitments and contingencies
Common stock, $.10 par value, 50,000,000 shares authorized, 17,024,763 shares issued and outstanding in 2001	1,702	—
Capital in excess of par value	38,868	—
Earnings retained	5,775	—
RPC, Inc. equity investment	—	92,593

Total stockholders' equity	46,345	92,593

Total liabilities and stockholders' equity	$56,513	$103,449

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	(in thousands except per share data)
Years ended December 31,
	2001	2000	1999

Net sales	$134,689	$148,276	$122,878
Cost of goods sold	105,344	115,876	93,247
Selling, general and administrative expenses	16,223	16,945	15,147

Operating income	13,122	15,455	14,484
Gain on settlement of claim	—	6,817	—
Interest income	689	280	233

Income before income taxes	13,811	22,552	14,717
Income tax provision	5,248	8,591	5,599

Net income	$8,563	$13,961	$9,118

PROFORMA EARNINGS PER SHARE (Unaudited)
Basic	$0.51	$0.82	$0.54

Diluted	$0.49	$0.82	$0.54

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)	Common Stock	Capital in Excess of Par Value	Earnings Retained	RPC, Inc. Equity Investment	Total

Balance, December 31, 1998	$—	$—	$—	$69,514	$69,514
Net income	—	—	—	9,118	9,118

Balance, December 31, 1999	—	—	—	78,632	78,632
Net income	—	—	—	13,961	13,961

Balance, December 31, 2000	—	—	—	92,593	92,593
Net income (from January 1, 2001 through February 28, 2001)	—	—	—	1,487	1,487
Cancellation and repayment of Receivable from RPC, Inc.	—	13,833	—	(67,662)	(53,829)
Spin-off transaction	1,701	25,014	(297)	(26,418)	—
Stock issued for stock incentive plans, net	1	21	18	—	40
Net income (from March 1, 2001 through December 31, 2001)	—	—	7,076	—	7,076
Dividends declared	—	—	(1,022)	—	(1,022)

Balance, December 31, 2001	$1,702	$38,868	$5,775	$—	$46,345

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	(in thousands)
Years ended December 31,
	2001	2000	1999

OPERATING ACTIVITIES
Net income	$8,563	$13,961	$9,118
Noncash charges (credits) to earnings:
Depreciation and amortization	2,267	1,800	1,545
Gain on sale of equipment and property	—	—	(141)
Deferred income tax provision (benefit)	460	255	(166)
Decrease (increase) in assets:
Accounts receivable	568	(329)	769
Inventories	698	(1,361)	(3,015)
Prepaid expenses and other current assets	(1,491)	(117)	(278)
Other noncurrent assets	(40)	(27)	(29)
Decrease (increase) in liabilities:
Accounts payable	(481)	538	652
Other accrued expenses	(313)	744	780

Net cash provided by operating activities	10,231	15,464	9,235

INVESTING ACTIVITIES
Capital expenditures	(5,456)	(4,198)	(1,810)
Proceeds from sale of equipment and property	—	—	145
Net purchase of marketable securities	(13,259)	—	—
Purchase of business	(1,037)	—	—
Receipt of cash and marketable securities from RPC, Inc.	13,833	—	—

Net cash used for investing activities	(5,919)	(4,198)	(1,665)

FINANCING ACTIVITIES
Decrease (increase) in receivable from RPC, Inc.	614	(13,600)	(7,619)
Payment of dividends	(1,022)	—	—
Cash paid for common stock purchased and retired	(65)	—	—
Proceeds received upon exercise of stock options	17	—	—

Net cash used for financing activities	(456)	(13,600)	(7,619)

Net increase (decrease) in cash and cash equivalents	3,856	(2,334)	(49)
Cash and cash equivalents at beginning of year	1,097	3,431	3,480

Cash and cash equivalents at end of year	$4,953	$1,097	$3,431

The accompanying notes are an integral part of these statements

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2001, 2000, and 1999

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

        The consolidated financial statements include the accounts of Marine Products Corporation (a Delaware corporation) and its wholly owned subsidiaries ("Marine Products" or the "Company"). Marine Products, through Chaparral Boats, Inc. ("Chaparral") and Robalo LLC ("Robalo"), operates in a single industry segment as a leading manufacturer of fiberglass powerboats and related products and services to a broad range of consumers worldwide.

        The consolidated financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of Marine Products in the future or had it operated as a separate, independent company during all periods presented.

        In January 2000, the Board of Directors of RPC, Inc. ("RPC") announced that it planned to spin-off to RPC stockholders the business conducted through Chaparral, RPC's Powerboat Manufacturing Segment (the "spin-off"). RPC's Board of Directors subsequently approved the spin-off on February 12, 2001. RPC accomplished the spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date. Based on an Internal Revenue Service Private Letter ruling, subject to certain assumptions, the spin-off was tax-free to RPC and RPC's stockholders, except for cash received for any fractional shares. Immediately after the spin-off was completed, RPC owned no shares of Marine Products Common Stock, and Marine Products became an independent public company. A total of 17,012,277 shares of Marine Products Common Stock were distributed in connection with the spin-off.

        The consolidated financial statements have been prepared on the historical cost basis, and present the Company's financial position, results of operations and cash flows since the spin-off transaction and prior to the spin-off that related directly to RPC's Powerboat Manufacturing Segment operations.

Nature of Operations

        Marine Products is principally engaged in manufacturing powerboats and providing related products and services. Marine Products distributes fiberglass recreational boats through a network of domestic and foreign independent dealers.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of accrued dealer discounts and warranty accruals.

Segment Reporting

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." As the Company has only one reportable segment—its Powerboat Manufacturing business—the majority of the disclosures required by SFAS No. 131 do not apply to the Company. In regard to the general disclosures required by SFAS No. 131, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or the Company's foreign operations.

Sales Recognition

        The Company's sales recognition policy is in accordance with the Securities and Exchange Commission's recently released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which clarifies the basic criteria for recognizing revenue. Marine Products recognizes sales when a fully executed agreement exists, prices are determinable, services and products are delivered to the dealer and collectibility is reasonably assured.

Shipping and Handling Charges

        The shipping and handling of the Company's products to dealers is handled through a combination of a third-party marine transport service and a company owned fleet of delivery trucks. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of income; the related costs incurred by the Company are included in cost of goods sold.

Cash and Cash Equivalents

        Highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Marketable Securities

        Marine Products maintains cash equivalents and investments in several large, well-capitalized financial institutions, and Marine Products' policy disallows investment in any securities rated less than "investment grade" by national rating services.

        Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As of December 31, 2001 and 2000, cost approximated fair value. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

        Investments with original maturities between 3 and 12 months are considered to be current marketable securities. Investments with original maturities greater than 12 months are considered to be noncurrent marketable securities. Marine Products' marketable securities generally consist of United States government, corporate and municipal debt securities.

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

Property, Plant and Equipment

        Property, plant and equipment is carried at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the assets. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized. Depreciation expense on operating equipment used in production is included in cost of goods sold in the accompanying consolidated statements of income. All other depreciation is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Intangibles

        Intangibles represent the excess of the purchase price over the fair value of net assets of businesses and tradenames acquired. Intangibles are presented net of accumulated amortization and are being amortized using the straight-line method over 15-20 years. Amortization expense was $694,000 in 2001, $684,000 in 2000, $685,000 in 1999.

Accrued Dealer Discounts

        Sales incentives including dealer discounts are provided for in the period the related sales are recorded.

Allowance for Boat Repurchases

        The Company is obligated under certain circumstances to repurchase boats from finance companies where dealers have financed boats under floor-plan financing arrangements. The Company maintains an allowance for estimated losses on boats repurchased.

Warranty Accruals

        The Company warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. The Company accrues for these estimated future warranty costs at the time of the sale.

Insurance Accruals

        The Company fully insures its risks related to general liability, product liability, workers' compensation, and vehicle liability, whereas the health insurance plan is self-funded up to a maximum annual claim amount for each covered employee and related dependents. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred and may subsequently be revised based on developments relating to such claims.

Research and Development Costs

        The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,955,000 in 2001, $1,428,000 in 2000, and $1,500,000 in 1999.

Income Taxes

        Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings per Share

        SFAS No. 128, "Earnings Per Share," requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and restricted shares included in diluted earnings per share, but excluded from basic earnings per share. A reconciliation of weighted shares outstanding is as follows:

(In thousands)	2001

Basic	16,892,704
Dilutive effect of stock options and restricted shares	563,756

Diluted	17,456,460

        Pro forma Earnings Per Share for all periods prior to 2001 have been calculated using 17,012,000 basic shares outstanding, which was the number of shares distributed in connection with the spin-off and 17,045,000 diluted shares outstanding.

New Accounting Standards

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended, the adoption of SFAS No. 133, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company, as the Company is not a party to any derivative transactions that fall under the provisions of this statement.

        In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company has determined that the initial adoption of this statement did not require an adjustment to the carrying value of its intangibles, and therefore, it did not have a material effect on the results of operations or financial position of the Company. Adoption of SFAS No. 142 will increase net income after taxes by approximately $424,000 in 2002 due to cessation of amortization of goodwill.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company is required to adopt SFAS No. 143 in January 2003. Management has determined the adoption of this statement will not have a material effect on the results of operations or financial position of the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company was required to adopt SFAS No. 144 in January 2002. The adoption of this statement did not have a material effect on the results of operations or financial position of the Company.

NOTE 2: INVENTORIES

        Inventories consist of the following:

December 31,	2001	2000

	(in thousands)

Raw materials	$7,325	$7,320
Work in process	1,674	1,474
Finished goods	5,479	6,270

Total inventories	$14,478	$15,064

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are presented at cost, net of accumulated depreciation and consist of the following:

December 31,	Estimated Useful Lives	2001	2000

		(in thousands)

Operating equipment and property	5-10	$6,238	$5,506
Buildings	20	8,220	7,679
Furniture and fixtures	5-7	881	744
Vehicles	5	2,962	2,790
Land	N/A	454	329
Construction in progress	N/A	3,571	—

Gross property, plant and equipment		22,326	17,048
Less: accumulated depreciation		8,096	7,252

Net property, plant and equipment		$14,230	$9,796

        Depreciation expense was $1,485,000 in 2001, $1,116,000 in 2000, and $860,000 in 1999.

NOTE 4: RECEIVABLE FROM RPC, INC. AND OTHER RELATED PARTY TRANSACTIONS

        At December 31, 2000, the consolidated balance sheet reflects a Receivable from RPC. This represents the amount of cash transferred from the Company to RPC since RPC's acquisition of Chaparral in 1986. At the spin-off, RPC established a cash balance at Marine Products of $15 million by contributing approximately $13.8 million. The remaining Receivable from RPC totaling approximately $53.8 million was cancelled.

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

        In accordance with the Transition Support Services Agreement, Marine Products reimbursed RPC during 2001 for its allocable share of costs incurred for services rendered on behalf of Marine Products totaling $868,000. The Company's directors are also directors of RPC and certain officers are employees of both the Company and RPC. Many of the costs previously shared with and allocated from RPC are now incurred directly by the Company. The allocation of costs prior to the spin-off was based on Marine Products' revenue as a percent of RPC's total revenue. These allocated costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of income. Management believes that such allocation methodology was reasonable. The costs allocated to Marine Products for these services are not necessarily indicative of the costs that would have been incurred if Marine Products had been a separate, independent entity and had otherwise independently managed these functions. During 2000 and 1999, Marine Products was allocated shared corporate costs of $2,372,000 and $1,966,000, respectively.

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

NOTE 5: OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following:

December 31,	2001	2000

	(in thousands)

Accrued payroll and related expenses	$1,219	$1,039
Accrued dealer discounts	2,486	2,532
Accrued insurance expenses	569	928
Lease obligation	150	—
Accrued warranty expenses	1,739	2,363
Allowance for repurchases	500	500
Other	776	240

Other accrued expenses	$7,439	$7,602

NOTE 6: INCOME TAXES

        The following table lists the components of the provision (benefit) for income taxes:

Year ended December 31,	2001	2000	1999

	(in thousands)

Current:
Federal	$4,346	$7,639	$5,304
State	442	697	461
Deferred	460	255	(166)

Total income tax provision	$5,248	$8,591	$5,599

        A reconciliation between the federal statutory rate and Marine Products' effective tax rate is as follows:

Year ended December 31,	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.0	3.0	2.0
Goodwill amortization	1.7	1.2	3.0
Other	(0.7)	(1.1)	(2.0)

Effective tax rate	38.0%	38.1%	38.0%

        Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,	2001	2000

	(in thousands)

Deferred tax assets:
Self-insurance reserves	$217	$353
Accrued warranty expenses	660	1,006
Allowance for repurchases	190	190
Pension expense	323	245
Accrued dealer discounts	375	258
All others	314	534

Gross deferred tax assets	$2,079	$2,586

Deferred tax liabilities:
Depreciation	$(401)	$(451)
All others	(57)	(54)

Gross deferred tax liabilities	$(458)	$(505)

Net deferred tax assets	$1,621	$2,081

        Prior to the spin-off, RPC paid substantially all income taxes on behalf of Marine Products. Income tax payments by Marine Products in 2001, net of refunds, totaled $4,536,000.

        The Company and RPC have entered into a tax-sharing and indemnification agreement whereby any subsequent income tax adjustments resulting in a change in income tax assets or liabilities of either RPC or Marine Products prior to the spin-off will be settled through an exchange of cash. No settlements occurred in 2001.

NOTE 7: COMMITMENTS AND CONTINGENCIES

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

Dealer Floor-Plan Financing

        To assist dealers in obtaining financing for the purchase of its boats, the Company has entered into agreements with various dealers and financing institutions to guarantee varying amounts of the dealers' purchase debt obligations. The Company's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in new condition, in exchange for the Company's assumption of the unpaid debt obligation on those boats. As of December 31, 2001, guarantees outstanding totaled approximately $2,421,000.

Lease Obligation

        In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease, and accordingly, the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet with a corresponding lease obligation equal to the present value of the remaining lease obligation totaling $150,000.

Employment Agreements

        The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses). During the years ended December 31, 2001, 2000, and 1999, the expense associated with this profit-sharing plan totaled $4,151,000, $6,402,000, and $4,342,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 8: EMPLOYEE BENEFIT PLANS

Retirement Plan

        Effective with the spin-off, Marine Products began participating in the tax-qualified defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service. The benefit obligation for service by Marine Products' employees prior to the spin-off is maintained by RPC. Benefits are based on an employee's years of service and compensation near retirement. The Company has the right to terminate or modify the plan at any time.

        SFAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits," standardizes the disclosure requirements for pensions and other post retirement benefits to the extent possible.

        The following table sets forth the funded status of the retirement income plan and the amounts recognized in Marine Products' consolidated balance sheets:

December 31	2001

(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$—
Service cost	203
Interest cost	16
Actuarial loss (gain)	11
Benefits paid	—

Benefit obligation at end of year	$230

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	—
Actual return on plan assets	—
Employer contribution	—
Benefits paid	—

Fair value of plan assets at end of year	—

Funded status	$(230)
Unrecognized net asset	—
Unrecognized net loss	11
Unrecognized prior service cost	—

Net accrued benefit (cost)	$(219)

        Marine Products' funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. No contributions were required by the Company in 2001, 2000 and 1999.

        The net accrued benefit cost is included on the balance sheet in the line item Other Accrued Expenses.

        The components of net periodic benefit cost are summarized as follows:

Year ended December 31,	2001

(in thousands)
Service cost for benefits earned during the period	$203
Interest cost on projected benefit obligation	16
Expected return on plan assets	—
Net amortization and deferral	—

Net periodic benefit cost	$219

        The weighted average assumptions were as follows:

December 31,	2001

Discount rate	7.375%
Expected return on plan assets	8.500%
Rate of compensation increase	4.375%

        Total retirement plan costs allocated by RPC to Marine Products, prior to the spin-off, were $25,000 for the first two months in 2001, $147,000 in 2000 and $136,000 in 1999.

401(k) Plan

        Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 40 percent of each employee's contributions up to 3 percent of the employee's compensation. Employees vest in the Company's contributions after three years of service. The charges to expense for Marine Products' contributions to the 401(k) plan were $61,000 in 2001, $76,000 in 2000, and $74,000 in 1999.

Benefit Plan Changes Subsequent to Year-End

        The Company has elected to cease further benefit accruals under the Retirement Income Plan effective March 31, 2002. The 401(k) employer match for 2002 will be increased to 50 percent of each employee's contributions up to six percent of the employee's compensation. Certain supplemental retirement benefits will be provided to longer serviced employees that will vest in five years and will be paid ratably in cash over the next seven year period. This is expected to total approximately $730,000 plus interest.

Stock Incentive Plan

        Historically, certain RPC employees, including employees of Marine Products, have participated in the RPC, Inc. Employee Stock Incentive Plan ("SIP" or the "Plan"). In conjunction with the spin-off, Marine Products has adopted a ten year Employee Stock Incentive Plan under which 2,000,000 shares of common stock have been reserved for issuance to Marine Products employees. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive stock options and restricted stock. Following the spin-off, outstanding stock option grants under the Plan held by Marine Products employees were replaced with Marine Products stock option grants. The Marine Products grants were replaced with options equal to the relative ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price and the same vesting provisions, option periods and other applicable terms and conditions as the RPC stock option grants that were replaced.

Incentive Stock Options

        Transactions involving the Marine Products SIP were as follows:

	Shares	Option Price (Per Share)	Weighted Average Exercise Price

Outstanding 12/31/01	1,104,060	$0.79-$3.85	$2.15

	2001

Exercisable at December 31,			583,676
Weighted average exercise price of exercisable options			$1.70
Per share weighted average grant date fair value of options granted			$2.14

        The weighted average remaining contractual life of options outstanding at December 31, 2001 was six years.

Restricted Stock

        Marine Products has granted employees two forms of restricted stock: performance restricted and time lapse restricted. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of Marine Products' stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. Time lapse restricted shares vest 10 years from the grant date. There were no units granted under these restricted stock programs in 2001. There were 18,231 performance shares earned under the plans in 2001. During 2001, no shares were forfeited or canceled. Deferred compensation was $280,000 as of December 31, 2001.

        Employees of Marine Products with outstanding performance restricted stock awards that were not earned and issued into escrow were adjusted to account for the spin-off, based on the average trading price of Marine Products' common stock relative to that of the combined daily average trading prices of one share of RPC and 0.6 times one share of Marine Products, in each case during the 10 consecutive trading days beginning on the trading day that is 10 trading days after the effective date of the spin-off. In addition, RPC employees with time lapse restricted stock awards or performance restricted stock awards that had been issued and were being held in escrow on their behalf as of the close of business on the record date received a 0.6 share of Marine Products common stock for each share of RPC common stock held in escrow as of the close of business on the record date, pursuant to the spin-off. Any shares of Marine Products common stock received by an RPC employee are being held in escrow on the same terms as the time lapse or performance restricted stock awards with respect to which they were issued.

        The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions as established under the Marine Products SIP have lapsed. Upon termination of employment from Marine Products, Chaparral, or Robalo, shares with restrictions must be returned to Marine Products. During 2001, no shares of restricted stock were vested.

STOCK-BASED COMPENSATION

        SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

        Marine Products has elected to account for its stock-based compensation plans under APB No. 25. The Company has computed for pro forma disclosure purposes the value of all options granted during 2001, 2000, and 1999 using the Black-Scholes Option Pricing Model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

2001

Risk free interest rate	4.6%
Expected dividend yield	2%
Expected lives	7 years
Expected volatility	45%

        The total fair value of options granted to Marine Products employees was computed as follows:

Year ended December 31,	2001	2000	1999

(in thousands)

Total	$340	N/A	$159

        The total fair value of options granted would be amortized over the vesting period of the options. If Marine Products had accounted for these plans in accordance with SFAS No. 123, Marine Products' reported net income and pro forma net income would have been as follows:

(in thousands)
Year ended December 31,	2001	2000	1999

Net Income
As reported	$8,563	$13,961	$9,118
Pro forma	$8,437	$13,863	$9,022
Basic EPS
As reported	$0.51	$0.82	$0.54
Pro forma	$0.50	$0.82	$0.53
Diluted EPS
As reported	$0.49	$0.82	$0.54
Pro forma	$0.48	$0.82	$0.53

        Pro forma net income for 2000 and 1999 noted above is based on the fair value of RPC options held by Marine Products' employees.

NOTE 9: PURCHASE OF BUSINESS

        Effective June 2001, Marine Products purchased certain operating and intangible assets of the Robalo Marine segment of the U.S. Marine division of Brunswick Corporation ("Brunswick") for total consideration of $1,037,000. Robalo is a leading manufacturer of offshore sport fishing boats. The purchase was funded by cash and has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:

(in thousands)
Inventory	$112
Prepaid Assets	12
Equipment	313
Tradename	600

Total Cost	$1,037

NOTE 10: GAIN ON SETTLEMENT OF CLAIM

        In the first quarter of 2000, RPC recorded an after-tax gain of $4,227,000. The gain is a result of Chaparral's receipt, in the first quarter of 2000, of its share of a non-refundable $35 million settlement payment made by Brunswick, a major engine supplier, to the members of the American Boatbuilders Association ("ABA"), a buying group which includes Chaparral Boats. Under the terms of this agreement between the ABA and Brunswick, additional payments were to be made to the ABA depending on the final judgment or settlement of a lawsuit brought by Independent Boatbuilders Association ("IBBI"), another buying group supplied engines by Brunswick. In March 2000, the United States Court of Appeals for the Eighth Circuit ordered the trial court to enter a judgment for Brunswick, thereby reversing the initial decision in favor of IBBI. It is unlikely that any additional payments will be received by the Company in connection with this settlement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information concerning directors and executive officers is included in the Marine Products' Proxy for its 2002 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." This information is incorporated herein by reference. Information about executive officers is contained on pages 13-14 of this document.

Item 11. Executive Compensation

        Information concerning executive compensation is included in the Marine Products' Proxy for its 2002 Annual Meeting of Stockholders, in the section entitled "Executive Compensation." This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership is included in the Marine Products' Proxy for its 2002 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions is included in the Marine Products' Proxy for its 2002 Annual Meeting of Stockholders, in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following documents are filed as part of this report.

PAGE
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2001 and 2000	22
Consolidated Statements of Income for the three years ended December 31, 2001	23
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001	23
Consolidated Statements of Cash Flows for the three years ended December 31, 2001	24
Notes to Consolidated Financial Statements	25
SCHEDULES
Schedule II—Valuation and Qualifying Accounts	39

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to exhibit 3.1 to the Form 10 filed on February 13, 2001).
3.2	Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10 filed on February 13, 2001).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).
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
10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).
21	Subsidiaries of Marine Products Corporation.
23	Consent of Arthur Andersen LLP
24	Powers of Attorney for Directors

REPORTS ON FORM 8-K

        No reports on Form 8-K were required to be filed by Marine Products for the quarter ended December 31, 2001. Any schedules or exhibits not shown above have been omitted because they are not applicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)
For the years ended December 31, 2001, 2000 and 1999

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period

Year ended December 31, 2001 Allowance for Doubtful Accounts	$67	$—	$—	$67

Year ended December 31, 2000 Allowance for Doubtful Accounts	$69	$—	$(2)	$67

Year ended December 31, 1999 Allowance for Doubtful Accounts	$77	$—	$(8)	$69

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Marine Products Corporation
  By:

  R. Randall Rollins
  Chairman of the Board of Directors
  March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

R. Randall Rollins Chairman of the Board of Directors	Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)	Ben M. Palmer Chief Financial Officer (Principal Financial and Accounting Officer)
March 22, 2002	March 22, 2002	March 22, 2002

The Directors of RPC, Inc. (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

Wilton Looney, Director Gary W. Rollins, Director Henry B. Tippie, Director	James B. Williams, Director James A. Lane, Jr., Director Linda H. Graham, Director
Richard A. Hubbell Director and as Attorney-in-fact March 22, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marine Products Corporation:

        We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marine Products Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

Atlanta, Georgia                                                         Arthur Andersen LLP
February 25, 2002

UNAUDITED QUARTERLY DATA

Quarter	First	Second	Third	Fourth

2001
Net sales	$36,318	$39,426	$28,806	$30,139
Net income	2,465	2,852	1,709	1,537
Earnings Per Share	$0.14	$0.16	$0.10	$0.09
2000
Net sales	$37,885	$42,608	$35,080	$32,703
Net income	6,696	3,121	2,332	1,812
Earnings Per Share	$0.39	$0.18	$0.14	$0.11

OFFICERS AND DIRECTORS

OFFICERS	DIRECTORS

R. Randall Rollins Chairman of the Board of Directors	R. Randall Rollins Chairman of the Board, Rollins, Inc. (Consumer services)

Richard A. Hubbell President and Chief Executive Officer	Henry B. Tippie*+ Chairman of the Board and Chief Executive Officer, Tippie Services, Inc. (Management services)

James A. Lane, Jr. Executive Vice President President of Chaparral Boats, Inc.	Wilton Looney* Honorary Chairman of the Board, Genuine Parts Company (Automotive parts distributor)

Linda H. Graham Vice President and Secretary	James B. Williams* Chairman of the Executive Committee, SunTrust Banks, Inc. (Bank holding company)

Ben M. Palmer Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	Gary W. Rollins President and Chief Executive Officer, Rollins, Inc. (Consumer services)

Richard A. Hubbell

James A. Lane, Jr.

Linda H. Graham

*
Member of the Audit Committee and Executive Compensation Committee

+
Chairman of the Audit Committee and Executive Compensation Committee

STOCKHOLDER INFORMATION

CORPORATE OFFICES
Marine Products Corporation
2170 Piedmont Road, NE
Atlanta, Georgia 30324
Telephone: (404) 321-7910

STOCK LISTING
American Stock Exchange

TICKER SYMBOL—MPX

NEWSPAPER SYMBOL—Marine Pdts

MARINE PRODUCTS CORPORATION INVESTOR RELATIONS WEB-SITE
www.marineproductscorp.com

TRANSFER AGENT AND REGISTRAR
For inquiries related to stock certificates,
including changes of address, please contact:

SunTrust Bank, Atlanta
Stock Transfer Department
PO Box 4625
Atlanta, GA 30302
Telephone: 1-800-568-3476

Annual Meeting
The Annual Meeting of Marine Products
Corporation will be held at 9:00 a.m., April 23, 2002,
at the corporate offices in Atlanta, Georgia.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements Marine Products Corporation and Subsidiaries Years ended December 31, 2001, 2000, and 1999
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Exhibits
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS