Form 10-K/A
period 2001-12-31
MARINE PRODUCTS CORP
filed 2002-03-27
CIK 1129155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For The Fiscal Year Ended December 31, 2001

                           Commission File No. 1-16263

                           MARINE PRODUCTS CORPORATION

         Delaware                                        58-2572419
 (State of Incorporation)                   (I.R.S. Employer Identification No.

                            2170 Piedmont Road, N.E.
                             Atlanta, Georgia 30324
                                 (404) 321-7910

                    Securities registered pursuant to Section
                               12(b) of the Act:

       Title of each class             Name of each exchange on which registered
  Common Stock, $0.10 Par Value                 American Stock Exchange
 (17,284,500 shares outstanding
    as of February 26, 2002)

 The aggregate market value of shares of common stock held by non-affiliates at
                       February 26, 2002 was $44,739,422.

                    Securities registered pursuant to section
                               12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 13 of this report.

Explanatory Note: The undersigned registrant hereby amends its Form 10-K for the year ended December 31, 2001. This Amendment No. 1 on Form 10-K/A is being filed to include, as Exhibit 99.1, a letter to the Commission that the registrant has received the required representations from its independent auditors, Arthur
Andersen  LLP,  as  required  under   Temporary   Final  Rule  and  Final  Rule:
Requirements for Arthur Andersen LLP Auditing Clients, Temporary Note 3T, effective March 18, 2002.

     The registrant hereby amends Item 14 of the Form 10-K as follows:

Item 14.  Exhibits, Financial Statement schedules, and reports on Form 8-K

     The following documents are filed as part of this report.

  FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 2001 and 2000                                          22
  Consolidated Statements of Income for the three years ended December 31, 2001                         23
  Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001           23
  Consolidated Statements of Cash Flows for the three years ended December 31, 2001                     24
  Notes to Consolidated Financial Statements                                                            25

  SCHEDULES
  Schedule II-Valuation and Qualifying Accounts                                                         39


                                    EXHIBITS

Exhibit
Number         Description
-------        -----------------------------------------------------------------

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

21*            Subsidiaries of Marine Products Corporation.

23*            Consent of Arthur Andersen LLP.

24*            Powers of Attorney for Directors

99.1** Letter dated March 27, 2002, from RPC, Inc. ("RPC") to the Securities and Exchange Commission stating that RPC has received certain representations from its independent public accountants, Arthur Andersen LLP.

-------------------
*    Previously filed.
**   Filed herewith.

REPORTS ON FORM 8-K.

     No reports on Form 8-K were required to be filed by Marine Products for the quarter ended December 31, 2001. Any schedules or exhibits not shown above have been omitted because they are not applicable.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION and Subsidiaries (in thousands of dollars) For the years ended December 31, 2001, 2000, and 1999

                                                      Balance at          Charged to              Net                Balance
                                                      Beginning            Cost and          (Write-Offs)/          at End of
Description                                           of Period            Expenses           Recoveries              Period
------------------------------------------------    --------------      ---------------    ------------------    -----------------

Year ended December 31, 2001                             $      67           $     ---          $      ----           $       67
     Allowance for Doubtful Accounts

Year ended December 31, 2000                             $      69           $     ---          $       (2)           $       67
     Allowance for Doubtful Accounts

Year ended December 31, 1999                             $      77           $     ---          $       (8)           $       69
     Allowance for Doubtful Accounts

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MARINE PRODUCTS CORPORATION


Dated:  March 27, 2002             By: /s/  Ben Palmer
                                       -----------------------------------------
                                        Ben Palmer
                                        Vice President, Chief Financial Officer
                                        and Treasurer





1456711