Form 10-Q
period 2002-03-31
MARINE PRODUCTS CORP
filed 2002-05-14
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Registrant’s telephone number, including area code — (404) 321-7910

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2002, Marine Products Corporation had 17,111,832 shares of common stock outstanding.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

(In thousands)

	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)

ASSETS

Cash and cash equivalents	$10,124	$4,953
Marketable securities	3,490	5,478
Accounts receivable, net	2,219	1,178
Inventories	14,526	14,478
Deferred income taxes	2,239	1,921
Prepaid expenses and other current assets	937	2,171
Current assets	33,535	30,179
Property, plant and equipment, net	14,100	14,230
Marketable securities	8,358	7,781
Intangibles, net	3,888	3,898
Other assets	410	425
Total assets	$60,291	$56,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$2,066	$2,429
Other accrued expenses	9,261	7,439
Current liabilities	11,327	9,868
Deferred income taxes	308	300
Total liabilities	11,635	10,168
Common stock	1,711	1,702
Capital in excess of par value	39,156	38,868
Earnings retained	7,789	5,775
Total stockholders’ equity	48,656	46,345
Total liabilities and stockholders’ equity	$60,291	$56,513

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2002	2001
Net sales	$38,323	$36,318
Cost of goods sold	30,185	27,833
Gross profit	8,138	8,485
Selling, general and administrative expenses	4,283	4,626
Operating income	3,855	3,859
Interest income	156	116
Income before income taxes	4,011	3,975
Income tax provision	1,524	1,510
Net Income	$2,487	$2,465

Earnings Per Share
Basic *	$0.15	$0.14
Diluted *	$0.14	$0.14

Average Shares Outstanding
Basic *	16,901	17,012
Diluted *	17,747	17,045

* Average shares outstanding for first quarter 2001 are pro forma.

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001
OPERATING ACTIVITES
Net income	$2,487	$2,465
Noncash charges (credits) to earnings:
Depreciation and amortization	584	524
Deferred income tax benefit	(310)	—
(Increase) decrease in assets, excluding effect of business acquired:
Accounts receivable	(1,041)	(742)
Inventories	(48)	(2,056)
Prepaid expenses and other current assets	403	174
Federal income taxes receivable	831	—
Other non-current assets	15	(6)
Increase (decrease) in liabilities:
Accounts payable	(363)	(129)
Federal income taxes payable	933	—
Other accrued expenses	889	897
Net cash provided by operating activities	4,380	1,127

INVESTING ACTIVITIES
Capital expenditures	(297)	(545)
Net (purchase) sale of marketable securities	1,411	(13,835)
Receipt of cash and marketable securities from RPC, Inc.	—	13,833
Net cash provided by (used for) investing activities	1,114	(547)

FINANCING ACTIVITIES
Decrease in receivable from RPC, Inc	—	614
Payment of dividends	(341)	—
Cash paid for common stock purchased and retired	(67)	—
Proceeds received upon exercise of stock options	85	—
Net cash (used for) provided by financing activities	(323)	614

Net increase in cash and cash equivalents	5,171	1,194
Cash and cash equivalents at beginning of period	4,953	1,097
Cash and cash equivalents at end of period	$10,124	$2,291

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       GENERAL

                                                The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

                                                In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and the cash flows for the three months ended March 31, 2002 and 2001.

                                                The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.                                       SPIN OFF TRANSACTION

                                                In January 2000, the Board of Directors of RPC, Inc. (“RPC”) announced that it planned to spin off to RPC stockholders the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s Powerboat Manufacturing Segment (the “spin-off”).  RPC’s Board of Directors subsequently approved the spin-off on February 12, 2001.  RPC accomplished the spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products” or the “Company”), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date.  Immediately after the spin-off was completed, RPC owned no shares of Marine Products Common Stock and Marine Products became an independent public company. A total of 17,012,277 shares of Marine Products Common Stock were distributed in connection with the spin-off. As part of the spin-off, RPC transferred $13,833,000 in cash and marketable securities to Marine Products. Also as part of the spin-off, $53,829,000 receivable from RPC was cancelled.

3.                                       EARNINGS PER SHARE

                                                Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

                                                A reconciliation of weighted shares outstanding is as follows:

(In thousands)

	For the three months ended March 31,
	2002	2001*
Basic	16,901	17,012

Dilutive effect of stock options and restricted shares	846	33

Diluted	17,747	17,045

* Weighted shares outstanding for first quarter 2001 are pro forma.

4.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company has determined that the initial adoption of this statement did not require an adjustment to the carrying value of its intangibles, and therefore, it did not have a material effect on the results of operations or financial position of the Company.  Adoption of SFAS No. 142 will increase net income after taxes by approximately $424,000 in 2002 due to cessation of amortization of goodwill.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions.  The Company is required to adopt SFAS No. 143 in January 2003.  Management has determined the adoption of this statement will not have a material effect on the results of operations or financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company adopted SFAS No. 144 in January 2002. The adoption of this statement did not have a material effect on the results of operations or financial position of the Company.

5.                                       ACQUISITION

Effective June 2001, Marine Products purchased certain operating and intangible assets of the Robalo Marine (“Robalo”) segment of the U.S. Marine division of Brunswick Corporation for total consideration of $1,037,000.  Robalo is a leading manufacturer of offshore sport fishing boats.  The purchase was funded by cash and has been accounted for using the purchase method of accounting.  The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:

(in thousands)
Inventory	$112
Prepaid Assets	12
Equipment	313
Tradename	600
Total Cost	$1,037

6.                                       LEASE OBLIGATION

                                                In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia.  The lease has a term of twelve years.   This lease has been accounted for as a capital lease and accordingly the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheets equal to the present value of the remaining lease obligation totaling $150,000.

7.             BUSINESS SEGMENT INFORMATION

                                                As the Company has only one reportable segment — its powerboat manufacturing business — the majority of the disclosures required by SFAS No. 131 do not apply to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or the Company’s foreign operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Marine Products’ mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services.  Marine Products, through its wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats.  Chaparral competes in the sterndrive engine-powered sportboat, deckboat and cruiser markets.  Robalo, acquired in June 2001, competes in the outboard engine powered offshore sport fishing boat market. Robalo sales were approximately 3% of sales in the first quarter of 2002.  This percentage is expected to grow as more models are introduced and production and distribution are increased.

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

Recognition of Sales — The Company sells its boats through its international network of independent dealers.  Sales orders are based on strong interest by the dealers.  Although cancelable at any time, substantially all boats are pre-sold to a dealer before entering the production line.  The Company recognizes sales when all the following conditions are met: (1) a fully executed sales agreement exists, (2) the price of the boat is established, (3) the dealer takes delivery of the boat, and (4) collectibility is reasonably ensured.

Accrued Dealer Discounts — The Company’s dealer incentive programs include price discounts that promote early replenishment of dealer inventories after the spring and summer peak selling seasons and to level out manufacturing volumes throughout the year.  These discounts are based on the dealer purchase volumes for the period July 1 through June 30 of the following year.  Therefore, the Company continuously monitors dealer purchases throughout the year, and uses its judgment to determine the dealer discount amount.  The Company records these discounts and other sales incentives as the related sales are recognized based on these estimates.

Warranty Accruals — The Company provides warranties for various components related to the manufactured quality of the boats, primarily the fiberglass deck and hull.  The warranty periods vary by component, but extend up to ten years.  At the time the boat sales are recognized, the Company records an experience-based estimate of the future warranty costs to be incurred on boats sold as of the balance sheet date.  While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such estimated amounts could differ materially from what will actually transpire in the future.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales for the first quarter ended March 31, 2002 increased $2,005,000 or 6% to $38,323,000 compared with $36,318,000 for the quarter ended March 31, 2001.  The increase in net sales was due to an increase in the number of boats sold coupled with an increase in the average sales price per boat.

Cost of goods sold for the first quarter ended March 31, 2002 was $30,185,000 compared to $27,833,000 for the first quarter ended March 31, 2001, an increase of $2,352,000 or 9%.  Cost of goods sold, as a percentage of net sales, increased from 77% in 2001 to 79% in 2002.  The increase in cost of goods sold as a percentage of net sales was due to an unfavorable model mix , coupled with the continued effect of initiating production of the Robalo product line.  Robalo’s margins have been negatively impacted by low production volumes. Preparation is being made for higher volume later in the year.

Selling, general and administrative expenses for the first quarter ended March 31, 2002 were $4,283,000 compared to $4,626,000 for the first quarter ended March 31, 2001, a decrease of $343,000. Selling, general and administrative expenses as a percentage of net sales decreased from 13% in 2001 to 11% in 2002.  The decrease in selling, general and administrative expenses in actual dollars and as a percentage of net sales was due to decreased research and development costs, decreased selling costs, and the cessation of goodwill amortization in 2002.

Operating income for the quarter ended March 31, 2002 was $3,855,000, a decrease of $4,000 compared to operating income of $3,859,000 for the comparable period in 2001. The decrease resulted from a reduction in gross profit substantially offset by a reduction in selling, general and administrative expenses.

Interest income was $156,000 in the first quarter of 2002 compared to $116,000 in the first quarter of 2001, an increase of $40,000 resulting from an increase in cash available for investment.   As part of the spin-off from RPC, Marine Products received $13,833,000 in cash.  Marine Products generates interest income from investment of its available cash primarily in overnight securities.

Net income for the quarter ended March 31, 2002 was $2,487,000 or $0.14 diluted earnings per share compared to net income of $2,465,000 or $0.14 proforma diluted earnings per share for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by it’s capital position and the expected amount of cash to be provided by operations.  As the result of being spun-off in February 2001, the Company became a separate publicly traded company.  The Company’s operations historically have generated sufficient cash for its operations and the excess was transferred to RPC.  In connection with the spin-off from RPC, the Company received $14,447,000 in cash and marketable securities from RPC.  The Company is now able to retain any excess cash it generates; however, in the event capital is needed to fund operations, capital expenditures or acquisitions, it is no longer able to rely upon the capital resources of RPC. For the three months ended March 31, 2002, cash, cash equivalents and marketable securities increased $3,760,000 from December 31, 2001.

Cash provided by operating activities for the three months ended March 31, 2002 was $4,380,000 compared to $1,127,000 for the three months ended March 31, 2001, a $3,253,000 or 289% increase. The increase resulted primarily from the reduction in working capital during the first quarter of 2002.

Cash provided by investing activities for the three months ended March 31, 2002 was $1,114,000 compared to cash used for investing activities of $547,000 for the three months ended March 31, 2001. The $1,661,000 or 304% increase relates primarily to a decrease in capital expenditures and proceeds from the sale of marketable securities. See Note 2 to the consolidated financial statements where the transfer of cash and marketable securities from RPC in connection with the spin-off is discussed.

Cash used for financing activities for the three months ended March 31, 2002 was

$323,000 compared to cash provided by financing activities of $614,000 for the three months ended March 31, 2001, a $937,000 decrease.  These cash flows relate primarily to the change in the receivable owed to the Company by RPC during the respective periods. See Note 2 to consolidated financial statements where the elimination of the Receivable from RPC in connection with the spin-off is discussed.

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months. The Company believes that the liquidity will allow it the ability to continue to grow and provide the opportunity to take advantage of business opportunities that may arise.

The Company has an insignificant amount of obligations and commitments that require future payments. Consistent with customary industry practices, the Company has agreements with third-party dealer floor plan lenders to repurchase any of it boats that are repossessed by the lender.  The Company maintains a reserve for estimated losses on boats repurchased.  The Company’s obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in new condition, in exchange for the Company’s assumption of the unpaid debt obligation on those boats.

RELATED PARTY TRANSACTIONS

Effective with the spin-off, RPC established a cash balance at Marine Products of approximately $15 million by contributing $13.8 million.  Effective February 28, 2001, the Company began receiving certain administrative services from RPC. The Company’s cost for such services aggregated approximately $116,000 and $551,000 for the three months ended March 31, 2002 and 2001, respectively. The Company’s directors are also directors of RPC and certain officers are employees of both the Company and RPC.

SEASONALITY

Marine Products’ quarterly operating results are affected by weather and the general economic conditions in the United States.  Although quarterly operating results for the second quarter have historically recorded the highest sales volume for the year, our quarterly operating results are generally distributed evenly throughout the year.  However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

INFLATION

Inflation has not had a material effect on Marine Product’s operations.  If inflation increases, Marine Products will attempt to increase its prices to offset its increased expenses.  No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.  Inflation can also impact Marine Products’ sales and profitability.  New boat buyers typically finance their purchases.  Because higher inflation results in higher interest rates, the cost of boat ownership increases.  Prospective buyers may choose to delay their purchases or buy a less expensive boat.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company has determined that the initial adoption of this statement did not require an adjustment to the carrying value of its intangibles, and therefore, it did not have a material effect on the results of operations or financial position of the Company.  Adoption of SFAS No. 142 will increase net income after taxes by approximately $424,000 in 2002 due to cessation of amortization of goodwill.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions.  The Company is required to adopt SFAS No. 143 in January 2003.  Management has determined the adoption of this statement will not have a material effect on the results of operations or financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company adopted SFAS No. 144 in January 2002.  The adoption of this statement did not have a material effect on the results of operations or financial position of the Company.

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

The words “may,” “should,”  “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,”  “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements.  Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.   Risk factors that could cause such future events not to occur as expected include  the following: Marine Products’ dependence on its network of independent boat dealers may affect its growth plans and revenues, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to increase the production of the Robalo product line, the effects of the economy on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Marine Products to significant market risk.  Marine Products maintains an investment portfolio, comprised of United States Government, corporate and municipal debt securities, which is subject to interest rate risk exposure.  This risk is managed through conservative policies to invest in high-quality obligations.  Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates.  Marine Products’ portfolio is not subject to material interest rate risk exposure based on this analysis.  Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Description

	3.1	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	3.2	By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

10.1

Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Amendment Number 2 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

10.2

Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to Amendment Number 2 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

10.3

Employee Benefits Agreement, dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to Amendment Number 2 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

10.4

Transition Support Services Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to Amendment Number 2 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

10.5

Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to Amendment Number 2 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

10.6

Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to Amendment Number 2 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

(b)	Reports on Form 8-K

No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 14, 2002	Richard A. Hubbell
President and Chief Executive Officer

/s/ Ben M. Palmer
Date: May 14, 2002	Ben M. Palmer
Treasurer and Chief Financial Officer