Form 10-Q
period 2002-06-30
MARINE PRODUCTS CORP
filed 2002-08-05
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

(404) 321-7910
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of June 30, 2002, Marine Products Corporation had 17,149,564 shares of common stock outstanding.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

(In thousands)

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$17,342	$4,953
Marketable securities	863	5,478
Accounts receivable, net	2,830	1,178
Inventories	14,903	14,478
Deferred income taxes	2,182	1,921
Prepaid expenses and other current assets	707	2,171
Current assets	38,827	30,179
Property, plant and equipment, net	14,281	14,230
Marketable securities	7,818	7,781
Intangibles, net	3,878	3,898
Other assets	420	425
Total assets	$65,224	$56,513

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$3,948	$2,429
Other accrued expenses	9,220	7,439
Current liabilities	13,168	9,868
Deferred income taxes	323	300
Total liabilities	13,491	10,168
Common stock	1,717	1,702
Capital in excess of par value	38,932	38,868
Earnings retained	11,084	5,775
Total stockholders' equity	51,733	46,345
Total liabilities and stockholders' equity	$65,224	$56,513

The accompanying notes are an integral part of these statements.

2 of 18

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net sales	$47,193	$39,426	$85,516	$75,744
Cost of goods sold	36,752	30,501	66,937	58,334
Gross profit	10,441	8,925	18,579	17,410
Selling, general and administrative expenses	4,781	4,648	9,064	9,274
Operating income	5,660	4,277	9,515	8,136
Interest income	165	324	321	440
Income before income taxes	5,825	4,601	9,836	8,576
Income tax provision	2,214	1,749	3,738	3,259
Net income	$3,611	$2,852	$6,098	$5,317

Earnings Per Share
Basic *	$0.21	$0.17	$0.36	$0.31
Diluted *	$0.20	$0.16	$0.34	$0.31

Average Shares Outstanding
Basic *	16,955	16,894	16,928	16,894
Diluted *	17,950	17,424	17,855	17,424

*  Average shares outstanding for all periods presented are actual except for the six months ended June 30, 2001 which are pro forma.

The accompanying notes are an integral part of these statements.

3 of 18

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(In thousands)

(Unaudited)

	Six months ended June 30,
	2002	2001
OPERATING ACTIVITES
Net income	$6,098	$5,317
Noncash charges (credits) to earnings:
Depreciation and amortization	1,058	1,102
Deferred income tax benefit	(238)	(128)
(Increase) decrease in assets, excluding effect of business acquired:
Accounts receivable	(1,652)	(796)
Inventories	(425)	644
Prepaid expenses and other current assets	633	362
Federal income taxes receivable	831	(79)
Other non-current assets	5	(4)
Increase (decrease) in liabilities:
Accounts payable	1,519	(802)
Federal income taxes payable	227	-
Other accrued expenses	1,554	1,416
Net cash provided by operating activities	9,610	7,032

INVESTING ACTIVITIES
Capital expenditures	(916)	(2,063)
Net sale (purchase) of marketable securities	4,578	(10,083)
Purchase of business	-	(1,037)
Receipt of cash and marketable securities from RPC, Inc.	-	13,833
Net cash provided by investing activities	3,662	650

FINANCING ACTIVITIES
Decrease in receivable from RPC, Inc.	-	614
Payment of dividends	(683)	(340)
Cash paid for common stock purchased and retired	(509)	(28)
Proceeds received upon exercise of stock options	309	4
Net cash (used for) provided by financing activities	(883)	250

Net increase in cash and cash equivalents	12,389	7,932
Cash and cash equivalents at beginning of period	4,953	1,097
Cash and cash equivalents at end of period	$17,342	$9,029

The accompanying notes are an integral part of these statements.

4 of 18

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

                                                In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001.

                                                The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.                                       SPIN - OFF TRANSACTION

                                                In January 2000, the Board of Directors of RPC, Inc. (“RPC”) announced that it planned to spin off to RPC stockholders the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former Powerboat Manufacturing Segment (the “spin-off”).  RPC’s Board of Directors subsequently approved the spin-off on February 12, 2001.  RPC accomplished the spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products” or the “Company”), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 shares of Marine Products common stock for each share of RPC common stock owned as of the record date.  Immediately after the spin-off was completed, RPC owned no shares of Marine Products common stock and Marine Products became an independent public company. A total of 17,012,277 shares of Marine Products common stock were distributed in connection with the

5 of 18

                                                spin-off. As part of the spin-off, RPC transferred $13,833,000 in cash and marketable securities to Marine Products. Also as part of the spin-off, the $53,829,000 receivable from RPC was cancelled.

3.                                       EARNINGS PER SHARE

                                                Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

                                                A reconciliation of weighted shares outstanding is as follows:

(In thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001*
Basic	16,955	16,894	16,928	16,894

Dilutive effect of
stock options and
restricted shares	995	530	927	530

Diluted	17,950	17,424	17,855	17,424

* Average shares outstanding for all periods presented are actual except for the six months ended June 30, 2001 which are pro forma.

4.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 has not been amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis

6 of 18

or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company has determined that the initial adoption of this statement did not require an adjustment to the carrying value of its intangibles, and therefore, it did not have a material effect on the results of operations or financial position of the Company. If the Company had adopted SFAS No.142 at the beginning of 2001, there would be no impact on 2002 and an increase of $106,000 and $212,000 in net income and an additional earnings of $0.01 per basic and diluted shares outstanding for the three and six months ended June 30, 2001, respectively.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions.  The Company is required to adopt SFAS No. 143 in January 2003.  Management does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of  FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,”  which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related SFAS Nos. 4 and 64 in addition to SFAS No. 44 and also makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS No. 145 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3.  The Company plans to adopt SFAS No. 146 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

7 of 18

5.                                       ACQUISITION

Effective June 2001, Marine Products purchased certain operating and intangible assets of the Robalo Marine (“Robalo”) segment of the U.S. Marine division of Brunswick Corporation for total consideration of $1,037,000.  Robalo is a leading manufacturer of offshore sport fishing boats.  The purchase was funded by cash and has been accounted for using the purchase method of accounting. Proforma results of operations have not been presented for the acquisition because the effect of this acquisition was not material to the Company.  The results of operations of the acquisition are included in the Company’s consolidated statements of income from the date of acquisition.

6.             BUSINESS SEGMENT INFORMATION

                                                As the Company has only one reportable segment—its powerboat manufacturing business—the majority of the disclosures required by SFAS No. 131 do not apply to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or the Company’s foreign operations.

8 of 18

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Marine Products’ mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services.  Marine Products, through its wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats.  Chaparral competes in the sterndrive engine-powered sportboat, deckboat and cruiser markets.  Robalo, acquired in June 2001, competes in the outboard engine powered offshore sport fishing boat market. Robalo sales were approximately 5% of sales in the second quarter of 2002.  This percentage is expected to grow as more models are introduced and production and distribution are increased.

CRITICAL ACCOUNTING POLICIES

The discussion on Critical Accounting Policies is incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.  There have been no significant changes in the critical accounting policies since year end.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales for the three months ended June 30, 2002 increased $7,767,000 or 20% to $47,193,000 compared with $39,426,000 for the three months ended June 30, 2001. The increase in net sales was due to an increase in the number of boats sold as well as a slight increase in the average sales price per boat.

Cost of goods sold for the three months ended June 30, 2002 was $36,752,000 compared to $30,501,000 for three months ended June 30, 2001, an increase of $6,251,000 or 21%.  Cost of goods sold, as a percentage of net sales, increased from 77% in 2001 to 78% in 2002.  The increase in cost of goods sold as a percentage of net sales was due to an unfavorable model mix, coupled with the continued effect of initiating production of the Robalo product line.  Robalo’s margins have been negatively impacted by low production volumes. Preparation is being made for higher production volumes later in the year.

Selling, general and administrative expenses for the three months ended June 30, 2002 were $4,781,000 compared to $4,648,000 for the three months ended June 30, 2001,

9 of 18

an increase of $133,000. The increase in selling, general and administrative expenses was due to higher bonus and advertising costs. Selling, general and administrative expenses as a percentage of net sales decreased from 12% in 2001 to 10% in 2002.

The decrease in selling, general and administrative expenses as a percentage of net sales was due to decreased research and development costs and the cessation of goodwill amortization in 2002.

Operating income for the three months ended June 30, 2002 was $5,660,000, an increase of $1,383,000 compared to operating income of $4,277,000 for the comparable period in 2001. Operating income was higher due to higher gross profit.

Interest income was $165,000 in the second quarter of 2002 compared to $324,000 in the second quarter of 2001, a decrease of $159,000 resulting from lower investment yields consistent with the decline in interest rates. Marine Products generates interest income from investment of its available cash primarily in overnight securities, and selected intermediate term interest-bearing securities.

Net income for the quarter ended June 30, 2002 was $3,611,000 or $0.20 diluted earnings per share compared to $2,852,000 or $0.16 diluted earnings per share for the quarter ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net sales for the six months ended June 30, 2002 increased $9,772,000 or 13% to $85,516,000 compared with $75,744,000 for the six months ended June 30, 2001.  The increase in net sales was due to an increase in the number of boats sold as well as a slight increase in the average sales price per boat.

Cost of goods sold for the six months ended June 30, 2002 was $66,937,000 compared to $58,334,000 for the six months ended June 30, 2001, an increase of $8,603,000 or 15%.  Cost of goods sold, as a percentage of net sales, increased from 77% in 2001 to 78% in 2002.  The increase in cost of goods sold as a percentage of net sales was due to an unfavorable model mix , coupled with the continued effect of initiating production of the Robalo product line.  Robalo’s margins have been negatively impacted by low production volumes.

10 of 18

Selling, general and administrative expenses for the six months ended June 30, 2002 were $9,064,000 compared to $9,274,000 for the six months ended June 30, 2001, a decrease of $210,000.  Selling, general and administrative expenses as a percentage of net sales decreased from 12% in 2001 to 11% in 2002. The decrease in both comparisons were attributable to decreased research and development costs and the cessation of goodwill amortization in 2002.

Operating income for the six months ended June 30, 2002 was $9,515,000, an increase of $1,379,000 compared to operating income of $8,136,000 for the comparable period in 2001. The results were driven by higher gross profits coupled with a decrease in selling, general and administrative expenses.

Interest income was $321,000 for the six months ended June 30, 2002 compared to $440,000 for the comparable period in 2001, a decrease of $119,000 resulting from lower investment yields consistent with the decline in interest rates. Marine Products generates interest income from investment of its available cash primarily in overnight securities, and selected intermediate term interest-bearing securities.

Net income for the six months ended June 30, 2002 was $6,098,000 or $0.34 diluted earnings per share compared to $5,317,000 or $0.31 diluted earnings per share for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.  As the result of the spin-off in February 2001, the Company became a separate publicly traded company.  The Company’s operations historically have generated sufficient cash for its operations, and the excess was transferred to RPC. In connection with the spin-off, the Company received approximately $13,833,000 in cash and marketable securities from RPC.  The Company is now able to retain any excess cash it generates; however, in the event capital is needed to fund operations, capital expenditures or acquisitions, it may no longer be able to rely upon the capital resources of RPC. For the six months ended June 30, 2002, cash and cash equivalents and marketable securities increased $7,811,000 from December 31, 2001.

Cash provided by operating activities for the six months ended June 30, 2002 was $9,610,000 compared to $7,032,000 for the six months ended June 30, 2001, a

11 of 18

$2,578,000 or 37% increase. The increase resulted from increased net income coupled with a reduction in working capital during the first six months of 2002.

Cash provided by investing activities for the six months ended June 30, 2002 was $3,662,000 compared to $650,000 for the six months ended June 30, 2001. The $3,012,000 increase results from the decrease in capital expenditures and cash paid for acquisitions. See Note 2 to the consolidated financial statements where the transfer of cash and marketable securities from RPC in connection with the spin-off is discussed.

Cash used for financing activities for the six months ended June 30, 2002 was $883,000 compared to cash provided by financing activities of $250,000 for the six months ended June 30, 2001, an increase in cash used of $1,133,000.  The increase in cash used relates primarily to higher stock repurchases and dividends in 2002 compared to 2001 and the elimination of the receivable owed to the Company by RPC. See Note 2 to the consolidated financial statements where the elimination of the Receivable from RPC in connection with the spin-off is discussed.

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

The Company has an insignificant amount of obligations and commitments that require future payments. Consistent with customary industry practices, the Company has agreements with third-party dealer floor plan lenders to repurchase any of its boats that are repossessed by the lender.  The Company maintains a reserve for estimated losses on boats repurchased.  The Company’s obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in new condition, in exchange for the Company’s assumption of the unpaid debt obligation on those boats.

SEASONALITY

Marine Products’ quarterly operating results are affected by weather and the general economic conditions in the United States.  Although quarterly operating results for the second quarter have historically recorded the highest sales volume for the year, our quarterly operating results are generally distributed evenly throughout the year. However,

12 of 18

the results for any quarter are not necessarily indicative of results to be expected in any future period.

INFLATION

Inflation has not had a material effect on Marine Product’s operations.  If inflation increases, Marine Products will attempt to increase its prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.  Inflation can also impact Marine Products’ sales and profitability.  New boat buyers typically finance their purchases.  Because higher inflation results in higher interest rates, the cost of boat ownership increases.  Prospective buyers may choose to delay their purchases or buy a less expensive boat.

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

13 of 18

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

14 of 18

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 23, 2002.  At the meeting, stockholders (1) elected three Class I directors to the Board of Directors for the terms expiring in 2005; (2) approved the performance based compensation agreement.  Results of the voting were as follows:

(1)

Names of Nominees	For	Withheld
R. Randall Rollins	15,889,606	29,740
Henry B. Tippie	15,917,950	1,396
James B. Williams	15,914,590	4,756

(2)

	For	Against
Abstain

Compensation Agreement	11,251,003	204	4,668,139

ITEM 5.  OTHER INFORMATION

None

15 of 18

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

16 of 18

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

	99.1	Certification of Periodic Financial Reports

(b)	Reports on Form 8-K

No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2002.

17 of 18

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

Date: August 5, 2002	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2002	/s/ Ben M. Palmer
Ben M. Palmer
Vice President, Chief Financial Officer,
Treasurer, and Assistant Secretary
(Principal Financial and Accounting Officer)

18 of 18