Form 10-Q
period 2002-09-30
MARINE PRODUCTS CORP
filed 2002-11-14
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No

As of October 31, 2002, Marine Products Corporation had 17,142,974 shares of common stock outstanding.

Marine Products Corporation.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$16,258	$4,953
Marketable securities	1,361	5,478
Accounts receivable, net	4,202	1,178
Inventories	16,856	14,478
Deferred income taxes	2,304	1,921
Prepaid expenses and other current assets	507	2,171
Current assets	41,488	30,179
Property, plant and equipment, net	14,286	14,230
Marketable securities	6,495	7,781
Other assets	4,298	4,323
Total assets	$66,567	$56,513

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$2,213	$2,429
Other accrued expenses	9,710	7,439
Current liabilities	11,923	9,868
Deferred income taxes	437	300
Total liabilities	12,360	10,168
Common stock	1,714	1,702
Capital in excess of par value	38,387	38,868
Earnings retained	14,106	5,775
Total stockholders' equity	54,207	46,345
Total liabilities and stockholders' equity	$66,567	$56,513

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net sales	$41,551	$28,806	$127,068	$104,550
Cost of goods sold	31,853	22,782	98,789	81,116
Gross profit	9,698	6,024	28,279	23,434
Selling, general and administrative expenses	4,487	3,412	13,553	12,686
Operating income	5,211	2,612	14,726	10,748
Interest income	176	145	496	585
Income before income taxes	5,387	2,757	15,222	11,333
Income tax provision	2,047	1,048	5,784	4,307
Net income	$3,340	$1,709	$9,438	$7,026
Dividends Declared Per Share	$0.02	$0.02	$0.06	$0.06

Earnings Per Share
Basic*	$0.20	$0.10	$0.56	$0.42
Diluted*	$0.19	$0.10	$0.53	$0.40

Average Shares Outstanding
Basic*	16,975	16,892	16,944	16,893
Diluted*	17,968	17,523	17,909	17,449

*      Average shares outstanding for all periods presented are actual except for the nine months ended September 30, 2001 which are pro forma.

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$9,438	$7,026
Noncash charges (credits) to earnings:
Depreciation and amortization	1,537	1,651
Deferred income tax (benefit) provision	(246)	299
(Increase) decrease in assets, excluding effect of business acquired:
Accounts receivable	(3,024)	(812)
Inventories	(2,378)	1,489
Prepaid expenses and other current assets	833	(438)
Federal income taxes receivable	831	(1,076)
Other non-current assets	(5)	—
Increase (decrease) in liabilities:
Accounts payable	(216)	(340)
Federal income taxes payable	1,203	—
Other accrued expenses	1,068	(441)
Net cash provided by operating activities	9,041	7,358

INVESTING ACTIVITIES
Capital expenditures	(1,364)	(4,854)
Net sale (purchase) of marketable securities	5,403	(12,261)
Purchase of business	—	(1,037)
Receipt of cash and marketable securities from RPC, Inc.	—	13,833
Net cash provided by (used for) investing activities	4,039	(4,319)

FINANCING ACTIVITIES
Decrease in receivable from RPC, Inc.	—	614
Payment of dividends	(1,027)	(681)
Cash paid for common stock purchased and retired	(1,100)	(51)
Proceeds received upon exercise of stock options	352	14
Net cash used for financing activities	(1,775)	(104)

Net increase in cash and cash equivalents	11,305	2,935
Cash and cash equivalents at beginning of period	4,953	1,097
Cash and cash equivalents at end of period	$16,258	$4,032

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.                                       SPIN - OFF TRANSACTION

In January 2000, the Board of Directors of RPC, Inc. (“RPC”) announced that it planned to spin off to RPC stockholders the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former Powerboat Manufacturing Segment (the “spin-off”).  RPC’s Board of Directors subsequently approved the spin-off on February 12, 2001.  RPC accomplished the spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products” or the “Company”), a newly formed wholly-owned subsidiary of RPC, and then distributing the Common Stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 shares of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date.  Immediately after the spin-off was completed, RPC owned no shares of Marine Products Common Stock and Marine Products became an independent public company. A total of 17,012,277 shares of Marine Products Common Stock were distributed in connection with the spin-off. As part of the spin-off, RPC transferred $13,833,000 in cash and marketable securities to Marine Products. Also as part of the spin-off, a $53,829,000 receivable from RPC was cancelled.

3.                                       EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2002	2001	2002	2001*
Basic	16,975	16,892	16,944	16,893

Dilutive effect of stock options and restricted shares	993	631	965	556

Diluted	17,968	17,523	17,909	17,449

*      Average shares outstanding for all periods presented are actual except for the nine months ended September 30, 2001 which are pro forma for the period prior to the spin-off.

4.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and indefinite lived intangible assets that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 has not been amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on at least an annual basis or an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The initial adoption of this statement did not require an adjustment to the carrying value of the Company’s intangibles, and therefore, it did not have a material effect on the results of operations, financial position or liquidity of the Company.  If the Company had adopted SFAS No.142 at the beginning of 2001, there would have been no impact on financial information for the fiscal year 2002 and there would have been an increase of $106,000 and $318,000 in net income for the three and nine months ended September 30, 2001, respectively.  Basic earnings per share for the three and nine months ended September 30, 2001 would have increased by $0.01 in each of the periods.  Diluted earnings per share would have remained unchanged for the three months ended September 30, 2001 and would have increased $0.02 for the nine months ended September 30, 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions.  The Company is required to adopt SFAS No. 143 in January 2003.  Management believes the adoption of this statement will not have a material effect on the results of operations, financial position or liquidity of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company adopted SFAS No. 144 in January 2002. The adoption of this statement did not have a material effect on the results of operations, financial position or liquidity of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of  FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,”  which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related SFAS Nos. 4 and 64 in addition to SFAS No. 44 and also makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS No. 145 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations, financial position or liquidity.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and replaces the current accounting for costs associated with an exit or disposal activity contained in Emerging Issues Task Force (EITF) Issue 94-3.  The Company plans to adopt SFAS No. 146 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations, financial position or liquidity.

5.                                       ACQUISITION

Effective June 2001, Marine Products purchased certain operating and intangible assets of the Robalo Marine (“Robalo”) segment of the U.S. Marine division of Brunswick Corporation for total consideration of $1,037,000.  Robalo is a leading manufacturer of offshore sport fishing boats.  The purchase was funded by cash and has been accounted for using the purchase method of accounting. Pro forma results of operations have not been presented for the acquisition because the effect of this acquisition was not material to the company.  The results of operations of the acquisition are included in the Company’s consolidated statements of income from the date of acquisition.

6.             BUSINESS SEGMENT INFORMATION

As the Company has only one reportable segment – its powerboat manufacturing business – the majority of the disclosures required by SFAS No. 131 do not apply to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or the Company’s foreign operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Marine Products’ mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services.  Marine Products, through its wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats.  Chaparral competes in the sterndrive engine-powered sportboat, deckboat and cruiser markets.  Robalo, acquired in June 2001, competes in the outboard engine powered offshore sport fishing boat market. Robalo represented approximately 3 percent of consolidated net sales in the third quarter of 2002.

CRITICAL ACCOUNTING POLICIES

The discussion on Critical Accounting Policies is incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.  There have been no significant changes in the critical accounting policies since year end.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the three months ended September 30, 2002 increased $12,745,000 or 44 percent to $41,551,000 compared with $28,806,000 for the three months ended September 30, 2001. The increase in net sales was due to a 28 percent increase in the number of boats sold as well as a 12 percent increase in the average sales price per boat.

Cost of goods sold for the three months ended September 30, 2002 was $31,853,000 compared to $22,782,000 for three months ended September 30, 2001, an increase of $9,071,000 or 40 percent.  Cost of goods sold, as a percentage of net sales, decreased from 79 percent in 2001 to 77 percent in 2002.  The decrease in cost of goods sold as a percentage of net sales was due to higher overall production volume, coupled with a favorable model mix and efficiency at Chaparral slightly offset by the continued effect of initiating production of the Robalo product line.  Robalo’s margins have been negatively impacted by currently low production volumes.

Selling, general and administrative expenses for the three months ended September 30, 2002 were $4,487,000 compared to $3,412,000 for the three months ended September 30, 2001, an increase of $1,075,000.  The increase in selling, general and administrative expenses was due to the incremental costs associated with the new Robalo product line and costs that vary with sales and profitability.  These variable costs include incentive compensation costs, such as sales, officer compensation, and warranty expense. Selling, general and administrative expenses as a percentage of net sales decreased from 12 percent in 2001 to 11 percent in 2002.  The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to the cessation of goodwill amortization in 2002 and leveraging of fixed expenses with increased sales.

Operating income for the three months ended September 30, 2002 was $5,211,000, an increase of $2,599,000 compared to operating income of $2,612,000 for the comparable period in 2001. Operating income was higher due to higher gross profit and the cessation of goodwill amortization in 2002 and leveraging of fixed expenses with increased sales.

Interest income was $176,000 in the third quarter of 2002 compared to $145,000 in the third quarter of 2001, an increase of $31,000 resulting from higher average investable cash, cash equivalents and marketable securities balances offset by lower investment yields. Marine Products generates interest income from investment of its available cash primarily in overnight securities, and selected high-quality intermediate term interest-bearing securities.

Income tax provision, for 2002 was provided at the same effective tax rate for the three months ended September 30, 2002 and 2001.  The tax benefit for 2002 was provided at the expected annual effective tax rate and could fluctuate depending on the results for the fourth quarter.

Net income for the quarter ended September 30, 2002 was $3,340,000 or $0.19 diluted earnings per share compared to $1,709,000 or $0.10 diluted earnings per share for the quarter ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the nine months ended September 30, 2002 increased $22,518,000 or 22 percent to $127,068,000 compared with $104,550,000 for the nine months ended September 30, 2001.  The increase in net sales was due to an increase in the number of boats sold as well as an increase in the average sales price per boat.

Cost of goods sold for the nine months ended September 30, 2002 was $98,789,000 compared to $81,116,000 for the nine months ended September 30, 2001, an increase of

$17,673,000 or 22 percent.  Cost of goods sold, as a percentage of net sales, was 78 percent in 2001 and 2002.  The increase in cost of goods sold was due to an increase in sales volume.  Improvements in the gross margin at Chaparral were offset by the continued negative effect on margins of initiating production of the Robalo product line.

Selling, general and administrative expenses for the nine months ended September 30, 2002 were $13,553,000 compared to $12,686,000 for the nine months ended September 30, 2001, an increase of $867,000.  Selling, general and administrative expenses as a percentage of net sales decreased from 12 percent in 2001 to 11 percent in 2002. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to decreased research and development costs and the cessation of goodwill amortization in 2002.

Operating income for the nine months ended September 30, 2002 was $14,726,000, an increase of $3,978,000 compared to operating income of $10,748,000 for the comparable period in 2001. The improvement in operating income resulted from higher gross profits offset by a slight increase in selling, general and administrative expenses.

Interest income was $496,000 for the nine months ended September 30, 2002 compared to $585,000 for the comparable period in 2001, a decrease of $89,000 resulting from lower investment yields consistent with the decline in interest rates. Marine Products generates interest income from investment of its available cash primarily in overnight securities, and selected intermediate term high quality interest-bearing securities.

Income tax provision, for 2002 was provided at the same effective tax rate for the nine months ended September 30, 2002 and 2001.  The tax benefit for 2002 was provided at the estimated annual effective tax rate and could change significantly depending on the results of the fourth quarter.

Net income for the nine months ended September 30, 2002 was $9,438,000 or $0.53 diluted earnings per share compared to $7,026,000 or $0.40 diluted earnings per share for the nine months ended September 30, 2001.

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

In connection with the spin-off, the Company received approximately $13,833,000 in cash and marketable securities from RPC.  The Company is now able to retain any excess cash it generates; however, in the event capital is needed to fund operations, capital expenditures or acquisitions, it will no longer be able to rely upon the capital resources of RPC. For the nine months ended September 30, 2002, cash and cash equivalents and marketable securities increased $5,902,000.

Cash provided by operating activities for the nine months ended September 30, 2002 was $9,041,000 compared to $7,357,000 for the nine months ended September 30, 2001, a $1,684,000 or 23 percent increase. The increase resulted primarily from increased net income as working capital did not vary significantly since December 31, 2001.

Cash provided by investing activities for the nine months ended September 30, 2002 was $4,039,000 compared to net cash used for investing activities of $4,319,000 for the nine months ended September 30, 2001. The $8,358,000 increase results from the decrease in capital expenditures for plant expansion and cash paid for acquisitions offset slightly by a change in marketable securities balances. See Note 2 to the consolidated financial statements as of December 31, 2001 where the transfer of cash and marketable securities from RPC in connection with the spin-off is discussed.

Cash used for financing activities for the nine months ended September 30, 2002 was $1,775,000 compared to $104,000 for the nine months ended September 30, 2001, an increase in cash used of $1,671,000.  The increase relates primarily to higher stock repurchases and dividends in 2002 compared to 2001 and the elimination of the receivable owed to the Company by RPC. See Note 2 to the consolidated financial statements as of December 31, 2001 where the elimination of the Receivable from RPC in connection with the spin-off is discussed.

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

SEASONALITY

Marine Products’ quarterly operating results are affected by weather and the general economic conditions in the United States.  Although quarterly operating results for the second quarter have historically recorded the highest quarterly sales volume during the year, our operating results are generally distributed evenly throughout the year.  However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may include, without limitation, statements that relate to the Company's business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for continued growth, ability to effect future price increases, estimates regarding boat repurchase obligations, the impact of SFAS No. 142, 143, 145 and 146 and the Company's beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the Company's performance in the future.

The words “may,” “should,”  “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,”  “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements.  Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.   Risk

factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001 and the following: Marine Products’ dependence on its network of independent boat dealers may affect its growth plans and revenues, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to increase the production of the Robalo product line, the effects of the economy on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days prior to the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for their purposes.

Subsequent to the date when the disclosure controls and procedures were evaluated, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

none

ITEM 5.  OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company will have all non-audit services by Ernst & Young LLP, the Company's independent auditors, pre-approved by the Company's Audit Committee.  The Company has not considered any non-audit services during the quarter ended September 30, 2002.

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

(b)	Reports on Form 8-K during the quarter ended September 30, 2002.

On July 24, 2002, the Company filed a Form 8-K dated July 23, 2002 pursuant to Item 4 announcing that it had appointed Ernst & Young LLP to serve as the new independent auditors, dismissing Arthur Andersen LLP.  The decision was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: November 14, 2002	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 14, 2002	Ben M. Palmer
Vice President, Chief Financial Officer,
Treasurer, and Assistant Secretary
(Principal Financial and Accounting Officer)

CERTIFICATION OF PERIODIC FINANCIAL REPORTS

I, Richard A. Hubbell, president and chief executive officer of registrant, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Marine Products Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard A. Hubbell
Date: November 14, 2002	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION OF PERIODIC FINANCIAL REPORTS

I, Ben M. Palmer, vice president and chief financial officer of registrant, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Marine Products Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether  there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ben M. Palmer
Date: November 14, 2002	Ben M. Palmer
Vice President, Chief Financial Officer,
Treasurer, and Assistant Secretary
(Principal Financial and Accounting Officer)