Form 10-K
period 2002-12-31
MARINE PRODUCTS CORP
filed 2003-03-21
CIK 1129155

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION

Delaware (State of Incorporation)	58-2572419 (I.R.S. Employer Identification No.)
2170 PIEDMONT ROAD, NE, ATLANTA, GEORGIA 30324 (404) 321-7910
Securities registered pursuant to Section 12(b) of the Act:
Title of each class COMMON STOCK, $0.10 PAR VALUE	Name of each exchange on which registered AMERICAN STOCK EXCHANGE
Securities registered pursuant to section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒    No ☐

        The aggregate market value of Marine Products Corporation Common Stock held by non-affiliates on June 30, 2002 was $71,838,455 based on the closing price on the American Stock Exchange on June 28, 2002 of $11.65 per share.

        Marine Products Corporation had 17,110,603 shares of Common Stock outstanding as of February 24, 2003.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Documents Incorporated by Reference

        Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 13 of this report.

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

Item 1. Business

        Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products' product offerings include Chaparral sterndrive and inboard pleasure boats and Robalo outboard offshore sport fishing boats.

Organization

        Marine Products is a Delaware corporation, incorporated on August 31, 2000, in connection with a spin-off from RPC, Inc. (NYSE: RES) ("RPC"). Effective February 28, 2001, RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products, a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. As part of the transaction, RPC's stockholders received 0.6 shares of Marine Products common stock for every one share of RPC common stock owned as of February 16, 2001, the record date for the spin-off.

Overview

        Chaparral designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat and cruiser markets. Available industry statistics measure Chaparral as the third largest sterndrive boatbuilder in the United States. Marine Products sells its four lines of powerboats to an international network of independent authorized dealers comprised of approximately 150 domestic dealers and 19 international dealers. Marine Products' basic mission is to enhance its customers' boating experience by providing them with high quality, innovative powerboats. Marine Products intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

        Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral's first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time the company grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With 37 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters. Chaparral's management team has focused on improvements in manufacturing efficiency and refinement of product offerings.

        Effective June 2001, Marine Products purchased certain operating and intangible assets of Robalo, a segment of the U.S. Marine division of Brunswick Corporation ("U.S. Marine"), for total consideration of $1,037,000. Robalo is an offshore sport fishing boat brand. This transaction also included the purchase of the Wahoo!™ tradename. The purchase price was funded using available cash and has been accounted for using the purchase method of accounting.

        Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an "unsinkable" hull. Robalo was acquired by U.S. Marine and relocated to Tallahassee, Florida, in 1991. During 2000, Robalo produced and sold approximately 600 units. With the downturn in the boating industry in 2000, U.S. Marine ceased production of Robalo boats in early 2001, prior to its purchase by Marine Products. Following the acquisition, Marine Products moved the operating assets of Robalo from Tallahassee, Florida, to a manufacturing facility in Valdosta, Georgia.

        Robalo began production of two 23-foot models and made its first sales following the acquisition during the fourth quarter of 2001. During 2002, Robalo expanded its product offerings to include six models ranging from 18 feet to 26 feet in length. Net sales of the Robalo products accounted for less than four percent of total fiscal 2002 net sales.

Products

        Marine Products offers a comprehensive range of motorized recreational boats. Marine Products distinguishes itself by offering a wide range of products to the family recreational market and cruiser market through its Chaparral brand, and to the offshore sport fishing market through its Robalo brand.

        The following table provides a brief description of each of our brands and its particular market focus:

Brand	Number of Models	Overall Length	Approximate Retail Price Range	Description
Chaparral—Signature Cruisers	7	24'-35'	$53,000—$221,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.
Chaparral—SS Sportboats	14	18'-28'	$17,000—$100,000	Fiberglass bowriders and closed deck runabouts. Encompasses affordable, entry-level to mid-range sportboats. Marketed as high value runabouts for family groups.
Chaparral—Sunesta Deckboats	6	22'-26'	$33,000—$60,000	Fiberglass deckboats. Encompasses affordable, entry-level to mid-range deck boats. Marketed as high value family pleasure boats with the handling of a runabout, the style of a sportboat and the roominess of a cruiser.
Robalo—Offshore Fishing Boats	6	18'-26'	$25,000—$125,000	Salt-water fishing boats. Marketed to experienced fishermen.

Manufacturing

        Marine Products' manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. Marine Products utilizes six different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers.

        The manufacturing process begins with design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gelcoat to the mold. Then numerous layers of fiberglass and resin are applied during the lamination process over the gelcoat. After curing, the hulls and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

Suppliers

        Marine Products' two most significant components used in manufacturing boats, based on cost, are engines and fiberglass. For each of these, there is currently an adequate supply available in the market. Marine Products has not experienced any material shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers switching model mixes or introducing new product lines. Marine Products obtains most of its fiberglass from a leading domestic supplier. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quantities at acceptable prices.

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

Sales and Distribution

        Sales are made through approximately 134 Chaparral dealers and 26 Robalo dealers located in markets throughout the United States, ten of which sell both brands. Dealers market directly to the consumer at boat shows and in the dealers' showrooms. Marine Products also has 19 international Chaparral dealers. Most dealers are not exclusive to Marine Products and carry boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the interests of the existing dealers. Marine Products' seven independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales force is directed by a National Sales Coordinator, who is responsible for developing a full dealer organization for the Company's products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat shows. The largest Marine Products' dealer accounts for less than 10 percent of annual net sales. Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia and the Middle East.

        In general, Marine Products requires payment in full or a payment in advance from a floor plan financing lender before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuation. Marine Products believes that within several years, foreign sales could produce additional sales growth. Management grew the Robalo dealer network from eight to 26 in 2002, and intends to continue to selectively grow this network during 2003. We will attempt to develop relationships with the best offshore fishing boat dealers in our target markets. The Robalo dealer network will not always overlap with the Chaparral dealer network.

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

        Most of Marine Products' domestic shipments are made pursuant to commercial dealer "floor plan financing" programs in which Marine Products' subsidiaries participate on behalf of their dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products. Generally, payment is made to Marine Products within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer's floor plan credit facilities are secured by the dealer's inventory, letters of credit, and perhaps other personal and real property. In connection with the dealer's floor plan arrangements, Marine Products or its subsidiaries has agreed to repurchase any of its boats, up to specified limits, which a lender repossesses from a dealer and returns to Marine Products in a "like new" condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Marine Products participates in floor plan arrangements with several major third-party lenders on behalf of its dealers, most of whom have financing arrangements with more than one lender. As of December 31, 2002, Marine Products' obligation to repurchase boats under the floor plan financing programs described above was approximately $1,994,000. Unlike Marine Products' obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for Chaparral or Robalo boats would be the responsibility of the dealer.

        Marine Products' dealer incentive programs are designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, to stabilize Marine Products' manufacturing between the peak and offpeak periods, and to promote sales of certain products. For the 2003 model year (which commenced July 1, 2002), Marine Products offered its dealers several incentive programs based on dollar volumes and timing of dealer purchases. One program offered discounts, protection against model year price increases, and payment of interest charged to dealers by floor plan lenders through April 1, 2003 based on volumes and timing of purchases throughout the model year. In addition to the dealer incentive programs described above, Marine Products occasionally offers discount programs designed to increase sales of a particular product during a specific part of a given model year.

        These incentives to the dealers have resulted in relatively level month-to-month production and sales. After the free interest programs end, interest costs revert to the dealer at the rates set by the lender. The dealers make curtailment payments (principal payments) on the boats as required by their particular commercial lenders. Similar sales promotion programs have been in effect during the past several years, and Marine Products anticipates that we will continue to offer these types of incentive programs in the future.

        As of December 31, 2002, the sales order backlog was 1,547 units with estimated net sales of $50,106,000. This represents a 13-week backlog based on recent production levels. Marine Products normally does not manufacture boats for inventory.

Product Warranty

        Marine Products provides a five year transferable hull structural warranty on Chaparral products against defects in material and workmanship and a 10 year transferable structural hull warranty on Robalo products. A one year warranty on components is provided as well. The engine manufacturer warrants engines included in the boats. Warranty expense of $2,745,000, or 1.7 percent of net sales, was recorded in 2002. Warranty expense was $1,143,000 in 2001 and $1,483,000 in 2000, or one percent of sales in both years. Marine Products' warranty expense as a percentage of sales is considered low relative to the marine industry. Warranty expense as a percentage of sales increased in 2002 due to more aggressive claims filings by dealers, increased sales of cruisers (which generally incur higher warranty claim costs due to the higher retail price and additional features of the products) and increased customer service demands. Marine Products anticipates that this trend will continue in the future.

Research and Development

        Essentially the same technologies and processes are used to produce fiberglass boats by all boat manufacturers. The most common method is open-face molding. This is usually a labor-intensive, manual process whereby employees hand spray and apply fiberglass and resin in layers on open molds to create boat hulls, decks and other smaller fiberglass components. This process can result in inconsistencies in the size and weight of parts, which may lead to higher warranty costs. A single open-face mold is typically capable of producing approximately three hulls per week.

        Chaparral has been a leading innovator in the recreational boating industry. One of Chaparral's most innovative designs is the full-length "Extended V-Plane" running surface. Typically, sterndrive boats have a several foot gap on the bottom rear of the hull where the engine enters the water. With Chaparral's design, the running surface extends the full length to the rear of the boat. The benefit of this innovation is more space, better performance and a more comfortable ride. All of Chaparral's models have the "Extended V-Plane" running surface. Although the basic hull designs are similar, Chaparral introduces a variety of new models each year. New models are generally in production for only a few years before being replaced, updated, or discontinued.

        Robalo's hulls utilize the Hydro Lift™ hull design. This variable dead rise hull design provides a smooth ride in rough offshore conditions. It also increases fuel economy and allows a given level of engine horsepower to propel a heavier boat to a given speed. Robalo's current models utilize the Hydro Lift™ design and we plan to utilize this design on Robalo or other offshore fishing boat models as well.

        In support of its new product development efforts, Marine Products incurred research and development costs of $1,605,000 in 2002, $1,955,000 in 2001, and $1,428,000 in 2000.

Industry Overview

        For 2002, the recreational boat industry accounted for less than one percent of the United States Gross Domestic Product. The recreational marine market is a mature market, with 2002 retail expenditures of $29 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association ("NMMA"). Pleasure boats compete for consumers' free time with all other leisure activities, from computers and video games to other outdoor sports. The greatest obstacle for the pleasure boat industry is the consumers' diminishing leisure time.

        The NMMA conducts various surveys of pleasure boat industry trends. The NMMA surveys estimate that almost 69 million people in the United States participate in recreational boating. There are currently over 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, rowboats, etc.). Marine Products competes in the outboard boating category with its Robalo offshore fishing boats, and in the sterndrive boating category with its three lines of Chaparral boats. Outboard boats comprised 48 percent of all boats in use during 2002, totaling 8,381,100. Sterndrive boats number 1,767,100, or 10 percent of all boats in use during 2002.

        At 68,400 units, sterndrive boats accounted for more than 13 percent of the total new boat units sold in 2002, making sterndrive boats the fourth largest category of boats sold. Sales of boats with sterndrive engines in 2002 had a total retail value of $2.2 billion, or an average retail price per boat of approximately $32,000. Management believes that the five largest states for boat sales are Michigan, California, Florida, New York and Texas. Marine Products has dealers in each of these states.

        The U.S. domestic recreational boating industry sales during 2002 were realized in the segments of new and used boat sales, motors and engines, trailers, and other associated expenses. Marine Products' subsidiaries compete in the new boat market, which realized an estimated $10.5 billion in retail sales during 2002. The table below shows estimated sales by boat industry segment for 2001 and 2002, ranked by 2002 retail sales (source: NMMA estimates):

	2001		2002
		Sales ($ B)		Sales ($ B)
	Units		Units
Inboard Boats—Cruisers	10,800	$3.8	9,700	$3.6
Outboard Boats	217,800	2.2	213,400	2.3
Sterndrive Boats	72,000	2.2	68,400	2.2
Sailboats	20,100.7		24,900.9
Personal Water Craft	80,900.6		79,300.7
Inboard Boats—Ski/Wakeboard Boats	11,100.3		11,100.4
Kayaks	357,100.2		340,200.2
Jet Boats	6,200.1		5,300.1
Canoes	105,800.1		100,000.1
TOTAL	881,800	$10.0	852,300	$10.5

        Chaparral's products are categorized as sterndrive and inboard boats and Robalo's products are categorized as outboard boats.

        The recreational boat manufacturing market remains highly fragmented with little consolidation. We estimate that the boat manufacturing industry includes more than 100 sterndrive manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skills. According to estimates provided by Statistical Surveys, Inc., the top five manufacturers have a market share of 51.2 percent.

        Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, weather, tax laws, and demographics. Interest rates and fuel prices also have a direct impact on boat sales, as well as trends at the local, regional and national level. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

        Management believes Marine Products is well positioned to take advantage of the following conditions, which continue to characterize the industry:

  •
  labor-intensive manufacturing processes that remain largely unautomated;

  •
  increasingly strict environmental standards derived from governmental regulations and customer sensitivities;

  •
  a lack of focus on coordinated customer service and support by dealers and manufacturers; and

  •
  a high degree of fragmentation and competition among the more than 100 recreational boat manufacturers.

Growth Strategies

        The pleasure boat market is a mature industry. Unit sales of sterndrive boats have declined almost 7 percent during the past three years, so Marine Products has grown its unit sales and revenues by increasing our market share and by expanding our product line. Marine Products has grown its Chaparral sterndrive market share from 4.75 percent in fiscal 1996 to 7.80 percent for the six months ended June 2002 (the most recent information available to us). The Company continues to expand its product offerings by expanding into the largest potential boat market, outboard boats, and by constant improvement and expansion into larger boats within its sterndrive offerings.

        Marine Products' operating strategy emphasizes innovative designs and high quality manufacturing processes, by delivering a superior quality product while lowering manufacturing costs through increased efficiencies in our facilities. We have been leveraging our buying power through economies of scale. Management believes this, together with its membership in the ABA, positions Marine Products as a significant third party customer of major engine suppliers. Marine Products' Chaparral subsidiary is a founding member of the ABA, which collectively represents 11 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers. Marine Products is also a significant consumer of fiberglass materials and the Company intends to capitalize on relationships with fiberglass suppliers to assist Marine Products' growth.

        Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by continuing to build dedicated sales, marketing and distribution systems. Marine Products has a distribution network of approximately 170 dealers located throughout the United States and internationally. Our strategy is to increase selectively the quantity of our dealers, and work to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on this strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales. Marine Products intends to continue to strengthen its dealer network and build brand loyalty with both dealers and customers.

        As part of Marine Products' overall strategy, Marine Products will also consider making strategic acquisitions in order to complement existing product lines, expand Marine Products' geographic presence in the marketplace and strengthen capabilities.

Competition

        The recreational boat industry is highly fragmented, resulting in intense competition for customers, quality products and boat show space. There is significant competition both within markets we currently serve and in new markets that we may enter. Marine Products' brands compete with several large national or regional manufacturers that have substantial financial, marketing and other resources. However, we believe that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and our nationwide presence, enable us to compete effectively against these companies. In each of our markets, Marine Products competes on the basis of responsiveness to customer needs, the quality and range of products offered, and the competitive pricing of those products. Additionally, Marine Products faces general competition from all other recreational businesses seeking to attract consumers' leisure time and discretionary spending dollars.

        According to Statistical Surveys, the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales for the six months ended June 30, 2002 (the most current information available to us). Several of these manufacturers are part of larger integrated boat building companies and are marked with asterisks. Management believes the companies set forth below represent approximately 73 percent of all United States retail sterndrive boat registrations during the six months ending June 30, 2002.

1.
Sea Ray*
2.
Bayliner*
3.
Chaparral
4.
Four Winns**
5.
Glastron**
6.
Crownline
7.
Larson**
8.
Maxum*
9.
Stingray
10.
Rinker

The outboard engine powered market has a large breadth and depth, accounting for almost 50 percent of all boats sold. Robalo's share of the offshore sport fishing boat market during the six months ending June 30, 2002 was immaterial. Some of the primary competitors for Robalo are: Grady-White, Mako, Boston Whaler* and Hydra Sports**.

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

        In connection with the recent expansion of its manufacturing facilities in Nashville, Georgia, Marine Products incurred costs of approximately $700,000 to install an air purification system. This equipment is designed to comply with OSHA and EPA regulatory limits. Although capital expenditures related to compliance with environmental laws are expected to increase during the coming years, we do not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety regulations in connection with its existing manufacturing facilities.

        Recreational powerboats sold in the United States must be certified by the manufacturer to meet United States Coast Guard specifications. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community's imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. All boats sold by Marine Products meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. While Marine Products has instituted recalls for defective component parts produced by other manufacturers, there has never been a safety related recall resulting from Marine Products' design or manufacturing process. None of the recalls has had a material adverse effect on Marine Products.

Employees

        As of December 31, 2002, Marine Products had approximately 867 employees, of whom five were management and 31 administrative. None of Marine Products' employees is party to a collective bargaining agreement. All of Marine Products' workforce are currently employed in the United States and Marine Products believes that its relations with its employees are good.

Proprietary Matters

        Marine Products owns a number of trademarks and trade names that Marine Products believes are important to its business. Except for the Chaparral, Robalo and Wahoo! trademarks, however, Marine Products is not dependent upon any single trademark or trade name or group of trademarks or trade names. The Chaparral, Robalo and Wahoo! trademarks are currently registered in the United States. The current duration for such registration ranges from seven to 15 years in the United States, but each registration may be renewed an unlimited number of times.

        Several of Chaparral's designs are protected under the U.S. Copyright Office's Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. During 2002, Chaparral registered seven of its designs under the Vessel Hull Design Protection Act.

Availability of Filings

        Marine Products makes available free of charge on its website, www.marineproductscorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission and has done so since November 15, 2002.

Risk Factors

Economic Conditions and Consumer Confidence Level Affect Marine Products' Sales because Marine Products' Products are Purchased with Discretionary Income

        During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political uncertainty, such as the current threat of war in the Middle East, Marine Products will be negatively affected as consumers delay large discretionary purchases pending the resolution of that uncertainty.

Interest Rates and Fuel Prices Affect Marine Products' Sales

        The Company's products are often financed by consumers, thereby higher interest rates increase the borrowing costs and, accordingly, the total cost of a boat purchase. Fuel costs can represent a large portion of the costs to operate our products. Therefore, higher interest rates and fuel costs can adversely affect consumers purchase decisions.

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

Marine Products' Sales Are Affected By Weather Conditions

        Marine Products' business is subject to weather patterns that may adversely affect its sales. For example, drought conditions, or merely reduced rainfall levels, or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in some locations.

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

Because Marine Products Relies On Third Party Vendors, Marine Products May Be Unable To Obtain Adequate Raw Materials and Components

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

Marine Products' Success Will Depend On Its Key Personnel, And The Loss Of Any Key Personnel May Affect Its Powerboat Sales

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

Marine Products' Management Has A Substantial Ownership Interest; Public Stockholders May Have No Effective Voice In Marine Products' Management

        Marine Products' executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 66 percent of Marine Products' outstanding common stock. As a result, these stockholders will effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of Marine Products at a premium. In addition, the availability of Marine Products common stock to the investing public is limited to the extent that shares are not sold by the executive officers, directors and their affiliates, which could negatively impact Marine Products' stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a substantial portion of their shares could also negatively affect the trading price of Marine Products common stock.

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

Item 2. Properties

        Marine Products' principal executive office is located in Atlanta, Georgia. This office is currently shared with RPC and is leased from a third party. The monthly rent paid to the third party is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $1,300 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30 day notice. Chaparral owns and maintains approximately 815,000 square feet of manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia and owns and maintains 83,000 square feet of manufacturing space at our Robalo facility in Valdosta, Georgia. Marine Products' total square footage under roof is allocated as follows: manufacturing—712,000, research and development—65,000, warehousing—75,000, office and other—46,000.

Item 3. Legal Proceedings

        Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcomes of such litigation will have a material adverse effect on the financial position or results of operations of Marine Products.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

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

Name and Office with Registrant	Age	Date First Elected to Office
R. Randall Rollins Chairman of the Board	71	2/28/01
Richard A. Hubbell President and Chief Executive Officer	58	2/28/01
James A. Lane, Jr. Executive Vice President President of Chaparral Boats, Inc.	60	2/28/01
Linda H. Graham Vice President and Secretary	66	2/28/01
Ben M. Palmer Vice President Chief Financial Officer and Treasurer	42	2/28/01

        Mr. Palmer has served as Vice President, Chief Financial Officer and Treasurer of RPC, Inc. since 1996.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Marine Products' common stock is listed on the American Stock Exchange under the ticker symbol "MPX". At February 24, 2003, there were 17,110,603 shares of common stock outstanding.

        At the close of business on February 24, 2003, there were approximately 2,096 holders of record of common stock. The high and low prices of Marine Products' common stock for each quarter in the years ended December 31, 2002 and 2001, were as follows:

	2002			2001
Quarter	High	Low	Dividends	High	Low	Dividends

First	$8.00	$4.38	$0.02	$5.10	$2.40	$0.00
Second	11.65	7.45	0.02	4.65	2.60	0.02
Third	11.90	9.30	0.02	5.00	3.90	0.02
Fourth	11.70	9.75	0.02	4.45	3.95	0.02

        The Company has paid cash dividends since the second quarter of 2001. In the first quarter of 2003, Marine Products declared a quarterly cash dividend of $0.04 per common share.

Item 6. Selected Financial Data

        The following table summarizes certain selected combined financial data of Marine Products including data for periods prior to the February 28, 2001 spin-off from RPC, Inc. The historical information may not be indicative of Marine Products' future results of operations. This information set forth below should be read in conjunction with "Management's Discussion And Analysis of Financial Condition And Results of Operations," the Consolidated Financial Statements and the notes thereto, included elsewhere in this document.

	Years Ended December 31,
	(In thousands, except employee data)
	2002	2001	2000	1999	1998
Statement of Income Data: (a)
Net sales	$162,682	$134,689	$148,276	$122,878	$103,497
Cost of goods sold	125,282	105,344	115,876	93,247	77,776

Gross profit	37,400	29,345	32,400	29,631	25,721
Selling, general and administrative expenses	18,018	16,223	16,945	15,147	13,578

Operating income	19,382	13,122	15,455	14,484	12,143
Interest income	600	689	280	233	240
Gain on settlement of claim	—	—	6,817	—	—

Income before income taxes	19,982	13,811	22,552	14,717	12,383
Income tax provision	7,593	5,248	8,591	5,599	4,709

Net income	$12,389	$8,563	$13,961	$9,118	$7,674

Other Financial Data: (a)
Gross profit margin percent	23.0%	21.8%	21.9%	24.1%	24.9%
Operating margin percent	11.9	9.7	10.4	11.8	11.7
Net cash provided by operating activities	$11,696	$10,231	$15,464	$9,235	$8,382
Net cash provided by (used for) investing activities	2,860	(5,919)	(4,198)	(1,665)	(2,192)
Net cash used for financing activities	2,229	456	13,600	7,619	5,414
Capital expenditures	$3,800	$5,456	$4,198	$1,810	$2,192
Employees at end of period	867	758	807	683	579
Manufacturing space (square ft.)	898	898	670	670	415
Balance Sheet Data: (a)
Cash and marketable securities	$24,074	$18,212	$1,097	$3,431	$3,480
Inventories	20,685	14,478	15,064	13,703	10,688
Working capital	31,820	20,311	10,488	12,514	11,272
Property, plant and equipment, net	16,216	14,230	9,796	6,714	5,768
Total assets	71,063	56,513	103,449	88,168	77,585
Total stockholders' equity	$56,833	$46,345	$92,593	$78,632	$69,514
(a)
See Related Party Transactions in Item 7 for information about spin-off transactions affecting selected financial data for periods presented prior to December 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is based upon and should be read in conjunction with "Selected Financial Data," "Consolidated Financial Statements," and the notes thereto. See also "Forward-Looking Statements" above.

Overview

        Marine Products' mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services. Marine Products, through its wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Chaparral competes in the sterndrive engine powered, sportboat, deckboat and cruiser markets. Robalo, acquired in June 2001, competes in the outboard engine powered offshore sport fishing boat market. Robalo sales comprised 4 percent of net sales in 2002.

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

        Recognition of sales—The Company sells its boats through its international network of independent dealers. Although sales orders are cancelable at any time, substantially all boats are pre-sold to a dealer before entering the production line. The Company recognizes sales when all the following conditions are met: (1) a fully executed sales agreement exists, (2) the price of the boat is established, (3) the dealer takes delivery of the boat, and (4) collectibility is reasonably assured.

        Accrued dealer discounts—The Company's dealer incentive programs include annual volume based discounts that promote early replenishment of dealer inventories after the spring and summer peak selling seasons and help to level out manufacturing volumes throughout the year. These discounts are based on the dealer purchase volumes for the period July 1 through June 30 of the following year. The Company monitors dealer purchases and uses its judgment to determine an appropriate dealer discount reserve. The Company records these estimated discounts and other sales incentives as the related sales are recognized. Our future financial results will be impacted by any differences between our estimates and the actual amounts paid to settle these liabilities.

        Dealer floor plan interest—The Company provides an option to pay a qualifying dealer's incurred floor plan interest costs on current model year inventory held during specified periods of time. The ultimate interest costs to be absorbed by the Company will vary depending upon the dollar amount and length of time the dealer maintains the inventory as well as variations in interest rates. At the time the boat sales are recognized, the Company records an experience-based estimate of the future interest costs to be incurred on boats sold as of the balance sheet date. While we believe that our floor plan interest reserve is adequate and that the judgment applied is appropriate, such estimated amounts could differ materially from what will actually transpire in the future. Our future financial results will be impacted by any differences between our estimates and the actual amounts paid to settle these liabilities.

        Warranty accruals—The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull. The warranty periods vary by component, but extend up to ten years. At the time the boat sales are recognized, the Company records an experience-based estimate of the future warranty costs to be incurred on boats sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such estimated amounts could differ materially from what will actually transpire in the future. Our future financial results will be impacted by any differences between our estimates and the actual amounts paid to settle these liabilities.

        Accrued insurance liabilities—The Company has exposure to various contingent liabilities and future claims. The Company self insures, up to specified limits, its employee health insurance plan costs. The cost of claims under this self-insurance program is estimated and accrued as the claims are incurred although actual settlement of the claims may not be made until future periods. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. To estimate the ultimate cost of the claims, the Company uses its experience, and where appropriate, the advice of outside experts. Upon the ultimate resolution of these uncertainties, our future financial results will be impacted by the difference between our estimates and the actual amounts paid to settle the liabilities.

        Pension liabilities—Pension costs are actuarially determined and affected by assumptions including the discount rate, the estimated future return on plan assets and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. The Company utilizes the Moody's Aa long-term corporate bond yield as a basis for determining the discount rate with a yield adjustment made for the longer duration of the Company's obligations. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience and future expectation on investment returns. The Company chooses a rate of return on plan assets that it believes is an appropriate long-term average return. The expected return on plan assets takes into account estimated future investment returns for various asset classes held in the plans' portfolio. To the extent changes are required in the assumptions discussed above, the Company's recorded liabilities may have to be adjusted and may result in a material impact to the results of operations, financial position or liquidity of the Company.

Results of Operations

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

        Net Sales.    Marine Products generated net sales of $162,682,000 in 2002 compared to $134,689,000 in 2001, an increase of $27,933,000 or 21 percent. Based on available industry statistics, Chaparral has continued to gain market share. The net sales increase in 2002 compared to 2001 resulted primarily from a 15 percent increase in the volume of boats sold coupled with a four percent increase in the average sales price. Management believes that the increase in unit volume was partially related to the American consumers' decision to pursue recreational activities closer to home due to political and economic uncertainty. The increase in the average sales price resulted from an increase in the number of larger cruisers, sportboats, and deckboats sold during the year in combination with the elimination of our lowest price line of boats, the Chaparral SSe.

        Cost of Goods Sold.    Cost of goods sold was $125,282,000 in 2002 compared to $105,344,000 in 2001. Cost of goods sold, as a percent of net sales, for 2002 was 77 percent, slightly less than 78 percent in 2001. The majority of the increase in cost of goods sold related to the increase in net sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $18,018,000 in 2002 compared to $16,223,000 in 2001, an increase of $1,795,000 or 11 percent. The Company continued to create some leverage with higher net sales. Selling, general and administrative expenses were 11 percent of net sales in 2002 and 12 percent of net sales in 2001. The increase in selling, general and administrative expenses resulted from costs that vary with increased sales and profitability, such as incentive compensation, sales commissions and warranty expense. This increase in costs was partially offset by a decrease in goodwill amortization, which was $684,000 in 2001 and was eliminated during all of 2002.

        Operating Income.    Operating income was $19,382,000 in 2002, an increase of $6,260,000 or 48 percent compared to $13,122,000 in 2001. The increase in operating income resulted from higher net sales and gross profit, partially offset by the increase in selling, general and administrative expenses.

        Interest Income.    Interest income was $600,000 in 2002 compared to $689,000 in 2001. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The decrease in interest income resulted primarily from lower investment returns in 2002 offset slightly by a higher balance of available cash.

        Net Income.    Net income was $12,389,000 in 2002 compared to $8,563,000 in 2001. The increase was due to the factors discussed above. The income tax rate of 38 percent was the same in both periods.

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

        Cost of Goods Sold.    Cost of goods sold was $105,344,000 in 2001 compared to $115,876,000 in 2000. Cost of goods sold, as a percent of net sales, held steady at 78 percent from 2000 to 2001. The majority of the decline in cost of goods sold related to the decline in net sales. Direct labor costs as a percentage of net sales were higher due to production inefficiencies caused by lower production volume in 2001 compared to 2000. This increase was offset by lower materials costs as a percentage of net sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $16,223,000 in 2001 compared to $16,945,000 in 2000, a decrease of $722,000 or four percent. Selling, general and administrative expenses were 12 percent of net sales in 2001 and 11 percent of net sales in 2000. The decrease in selling, general and administrative expenses resulted from actions taken to reduce costs to correspond with the lower net sales, partially offset by increases in research and development costs related to new model development and start-up expenses associated with the Robalo operations.

        Operating Income.    Operating income was $13,122,000 in 2001, a decrease of $2,333,000 or 15 percent compared to $15,455,000 in 2000. The decrease in operating income resulted from lower net sales and gross profit offset slightly by the decrease in selling, general and administrative expenses, as discussed above.

        Gain on Settlement of Claim.    In the first quarter of 2000, Marine Products recorded a pre-tax gain of $6,817,000 relating to settlement of a claim. The gain was a result of Marine Products' receipt of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation, a major engine supplier, to the members of the ABA.

        Interest Income.    Interest income was $689,000 in 2001 compared to $280,000 in 2000. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The amount of cash available for investment has varied depending upon the cash requirements of Marine Products and increased during 2001 as a result of its receipt of approximately $14 million from RPC in connection with the spin-off and the cash generated from operations during fiscal 2001.

        Net Income.    Net income was $8,563,000 in 2001 compared to $13,961,000 in 2000. The decrease in net income was due to the decrease in operating income and the impact of the after-tax gain on settlement of claim totaling $4,227,000 recognized in the first quarter of 2000, as discussed above. The income tax rate of 38 percent was the same in both periods.

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

        Cash provided by operations during 2002 was $11,696,000 an increase of $1,465,000 compared to 2001. The increase was due to higher operating income in 2002 compared to 2001 offset by higher working capital requirements at December 31, 2002 because of higher sales and manufacturing activities.

        Cash used for investing activities decreased $2,693,000 to $3,800,000 in 2002. The Company had lower capital expenditures in 2002 compared to 2001 and the prior year included the cost of the Robalo acquisition. During 2002, the Company completed construction of 130,000 square feet of new manufacturing space to accommodate the building of Signature Cruisers up to 40 feet in length. During 2001, the Company acquired a manufacturing facility for the new Robalo product line.

        Cash used in financing activities included cash dividend payments to Marine Products' common stockholders for four quarters of 2002 and after the spin-off for three quarters of 2001.

        Consistent with customary industry practices, the Company has agreements with third-party dealer floor plan lenders to repurchase any of it boats that are repossessed by the lender. The Company maintains a reserve for estimated losses on boats repurchased. The Company's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in exchange for the Company's assumption of specified percentages of the dealers' unpaid debt obligation on those boats based on the original dealer purchase date. During the fourth quarter of 2002, the Company repurchased boats from one of its dealers pursuant to the guarantee described above. The net sales recorded on the original sale of the boats was approximately $1,900,000 and the Company was obligated to pay approximately 90 percent of the net sales to satisfy the obligation to the lender. Prior to year end, the Company sold some of the boats to a replacement dealer generating net sales of about $650,000. The net sales recorded on the original sale of these boats less amounts sold to other dealers were reversed and the related boats are included in inventory at December 31, 2002. Subsequent to year-end, the Company has, in the normal course of business, sold substantially all of the remaining boats. As of December 31, 2002, obligations remaining on the outstanding guarantees totaled approximately $1,994,000.

        The Company's Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. However, the adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's defined benefit pension plan. Additional contributions to the pension plan may be required in 2003 to achieve the Company's funding objectives.

        We believe the liquidity provided by our existing cash, cash equivalents and marketable securities, our overall strong capitalization, and cash expected to be generated from operations, will provide sufficient liquidity to meet our requirements for at least the next twelve months. We believe our liquidity will allow us the ability to continue to grow and provide us the opportunity to take advantage of strategic business opportunities that may arise.

Related Party Transactions

        Effective with the spin-off, RPC established a cash balance at Marine Products of approximately $15 million by contributing $13.8 million, and cancelled a remaining receivable from RPC totaling approximately $53,800,000. Effective February 28, 2001, the Company began receiving certain administrative services from RPC. The service agreements are more fully described in Note 4 to the consolidated financial statements. See Notes 1and 4 to the consolidated financial statements for more information. The Company's cost for such services aggregated approximately $454,000 in 2002 and $868,000 in 2001. During 2002, the Company paid $332,000 to a division of RPC for the purchase, installation and service of overhead cranes. The Company's directors are also directors of RPC and certain officers are employees of both the Company and RPC.

Seasonality

        Marine Products' quarterly operating results are affected by weather and the general economic conditions in the United States. Quarterly operating results for the second quarter have historically recorded the highest sales volume for the year. The results for any quarter are not necessarily indicative of results to be expected in any future period.

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

New Accounting Standards

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company adopted SFAS No. 143 on January 1, 2003. Management believes that the adoption of this statement will not have a material effect on the results of operations, financial position or liquidity of the Company.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 on January 1, 2003. The Company adopted the provisions of SFAS No. 145 related to Statement 13, as well as all other provisions of this Statement, effective May 15, 2002. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or liquidity for the year ended December 31, 2002. The Company does not believe the impact of adopting the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will have a material impact on its financial position, results of operations or liquidity.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and replaces the current accounting for costs associated with an exit or disposal activity contained in Emerging Issues Task Force (EITF) 94-3. The Company adopted SFAS No. 146 on January 1, 2003. Management believes that the adoption of this statement will not have a material effect on the financial position, results of operations or liquidity of the Company.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation and requires expanded disclosure regarding stock-based compensation in the "Summary of Significant Accounting Policies," or its equivalent, in the Notes to the Consolidated Financial Statements about the method of accounting and the effect of the method used on reported results. The disclosure provisions of this statement are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company does not currently expect to transition to using the fair value-based method of accounting for stock-based compensation; therefore, management believes the adoption of SFAS No. 148 will not have a material effect on the financial position, results of operations or liquidity of the Company.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," which requires expanded disclosure for existing guarantees and product warranties for the year ended December 31, 2002 in addition to stipulating that at the inception of guarantees issued after December 31, 2002, a company needs to record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. FIN 45 further states that the liability is typically reduced over the term of the guarantee. The Company will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Adoption of FIN 45 will have no impact on the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	(in thousands except share information)
December 31,	2002	2001

ASSETS

Cash and cash equivalents	$17,280	$4,953
Marketable securities	1,929	5,478
Accounts receivable, less allowance for doubtful accounts of $67 and $67 in 2002 and 2001, respectively	1,471	1,178
Inventories	20,685	14,478
Deferred income taxes	2,419	1,921
Prepaid expenses and other current assets	1,623	2,171

Current assets	45,407	30,179
Property, plant and equipment, net	16,216	14,230
Intangibles, net of accumulated amortization of $10,429 in 2002 and $10,389 in 2001	3,858	3,898
Marketable securities	4,865	7,781
Other assets	717	425

Total assets	$71,063	$56,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,414	$2,429
Federal income taxes payable	1,889	—
Other accrued expenses	8,284	7,439

Current liabilities	13,587	9,868
Deferred taxes and other liabilities	643	300

Total liabilities	14,230	10,168

Commitments and contingencies
Common stock, $.10 par value, 50,000,000 shares authorized, 17,121,384 shares issued in 2002, 17,024,763 shares issued in 2001	1,712	1,702
Capital in excess of par value	38,278	38,868
Earnings retained	16,740	5,775
Accumulated other comprehensive income	103	—
Total stockholders' equity	56,833	46,345

Total liabilities and stockholders' equity	$71,063	$56,513

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	(in thousands except per share data)
Years ended December 31,	2002	2001	2000

Net sales	$162,682	$134,689	$148,276
Cost of goods sold	125,282	105,344	115,876

Gross profit	37,400	29,345	32,400
Selling, general and administrative expenses	18,018	16,223	16,945

Operating income	19,382	13,122	15,455
Gain on settlement of claim	—	—	6,817
Interest income	600	689	280

Income before income taxes	19,982	13,811	22,552
Income tax provision	7,593	5,248	8,591

Net income	$12,389	$8,563	$13,961

EARNINGS PER SHARE (2001 and 2000 Pro Forma—Unaudited)
Basic	$0.73	$0.51	$0.82

Diluted	$0.69	$0.49	$0.82

Dividends paid per share	$0.08	$0.06	—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

		Common Stock
				Capital in Excess of Par Value		RPC, Inc. Equity Investment	Accumulated Other Comprehensive Income (Loss)
Three Years Ended December 31, 2002	Comprehensive Income				Earnings Retained
		Shares	Amount					Total

Balance, December 31, 1999						$78,632		$78,632
Net income						13,961		13,961

Balance, December 31, 2000						92,593		92,593
Net income (from January 1, 2001 through February 28, 2001)						1,487		1,487
Cancellation and repayment of Receivable from RPC, Inc.				$13,833		(67,662)		(53,829)
Spin-off transaction		17,012	$1,701	25,014	$(297)	(26,418)		—
Stock issued for stock incentive plans, net		13	1	21	18	—		40
Net income (from March 1, 2001 through December 31, 2001)					7,076			7,076
Dividends declared					(1,022)			(1,022)

Balance, December 31, 2001		17,025	1,702	38,868	5,775	—		46,345
Stock issued for stock incentive plans, net		238	24	618	(54)			588
Stock purchased and retired		(141)	(14)	(1,208)				(1,222)
Net income	$12,389				12,389			12,389
Minimum pension liability adjustment, net of taxes of $9	(18)						(18)	(18)
Unrealized gain on securities, net of taxes of $74	121						121	121

Comprehensive income	$12,492

Dividends declared					(1,370)			(1,370)

Balance, December 31, 2002		17,122	$1,712	$38,278	$16,740		$103	$56,833

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	(in thousands)
Years ended December 31,	2002	2001	2000

OPERATING ACTIVITIES
Net income	$12,389	$8,563	$13,961
Noncash charges (credits) to earnings:
Depreciation and amortization	2,079	2,267	1,800
Deferred income tax (benefit) provision	(247)	460	255
(Increase) decrease in assets:
Accounts receivable	(293)	568	(329)
Inventories	(6,207)	698	(1,361)
Prepaid expenses and other current assets	(283)	(1,491)	(117)
Federal income taxes receivable	831	—	—
Other noncurrent assets	(292)	(40)	(27)
Increase (decrease) in liabilities:
Accounts payable	985	(481)	538
Federal income taxes payable	1,066	—	—
Other accrued expenses	1,668	(313)	744

Net cash provided by operating activities	11,696	10,231	15,464

INVESTING ACTIVITIES
Capital expenditures	(3,800)	(5,456)	(4,198)
Net sale (purchase) of marketable securities	6,660	(13,259)	—
Purchase of business	—	(1,037)	—
Receipt of cash and marketable securities from RPC, Inc.	—	13,833	—

Net cash provided by (used for) investing activities	2,860	(5,919)	(4,198)

FINANCING ACTIVITIES
Decrease (increase) in receivable from RPC, Inc.	—	614	(13,600)
Payment of dividends	(1,370)	(1,022)	—
Cash paid for common stock purchased and retired	(1,222)	(65)	—
Proceeds received upon exercise of stock options	363	17	—

Net cash used for financing activities	(2,229)	(456)	(13,600)

Net increase (decrease) in cash and cash equivalents	12,327	3,856	(2,334)
Cash and cash equivalents at beginning of year	4,953	1,097	3,431

Cash and cash equivalents at end of year	$17,280	$4,953	$1,097

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

        The consolidated financial statements include the accounts of Marine Products Corporation (a Delaware corporation) and its wholly owned subsidiaries ("Marine Products" or the "Company"). Marine Products, through Chaparral Boats, Inc. ("Chaparral") and Robalo LLC ("Robalo"), operates in a single industry segment as a manufacturer of fiberglass powerboats and related products and services to a broad range of consumers worldwide.

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

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of accrued dealer discounts, warranty accruals, insurance reserves and pension liabilities.

Segment Reporting

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." As the Company has only one reportable segment—its Powerboat Manufacturing business—the majority of the disclosures required by SFAS No. 131 do not apply to the Company. In regard to the general disclosures required by SFAS No. 131, the Company's results of operations and its financial condition are not significantly reliant upon any single customer, product model or the Company's foreign operations.

Sales Recognition

        The Company's sales recognition policy is in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which clarifies the basic criteria for recognizing revenue. Marine Products recognizes sales when a fully executed agreement exists, prices are determinable, and products are delivered to the dealer and collectibility is reasonably assured.

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

Marketable Securities

        Marine Products maintains investments held with several large, well-capitalized financial institutions. Marine Products' investment policy disallows investment in any securities rated less than "investment grade" by national rating services.

        Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. Realized loss on sale of marketable securities totaled $23,400 for the year ended December 31, 2002. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of December 31, 2002, Marine Products owned $3,673,000 of corporate obligations with an unrealized gain of $178,000 and $2,783,000 of municipal obligations with an unrealized loss of $3,700.

        Investments with remaining maturities between three and 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be noncurrent marketable securities. Marine Products' marketable securities generally consist of United

States government, corporate and municipal debt securities. The Company's noncurrent marketable securities mature at various dates through 2012.

Accounts Receivable

        Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical write-off percentages, known problem accounts and current economic conditions. Uncollectible accounts are written-off against the allowance for doubtful accounts.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Market value is determined based on replacement cost for raw materials and net realizable value for work in process and finished goods.

Long-Lived Assets

        Long-lived assets, including goodwill, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and goodwill, to determine if any impairments are other than temporary. Management believes that the long-lived assets and goodwill in the accompanying balance sheets are appropriately valued.

Property, Plant and Equipment

        Property, plant and equipment is carried at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the assets. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized while expenditures for routine maintenance and repairs are expensed as incurred. Depreciation expense on operating equipment used in production is included in cost of goods sold in the accompanying consolidated statements of income. All other depreciation is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Intangibles

        Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2002 and 2001. During the years ended December 31, 2000 and 2001, the values assigned to all intangible assets, including goodwill, were amortized on a straight-line basis over the estimated useful lives of the assets, not exceeding 20 years. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In connection with the adoption, the Company reviewed the classification of its goodwill and other intangible assets. Goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The Company completed an initial impairment analysis upon adoption of SFAS No. 142 and a subsequent analysis during the fourth quarter of 2002. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred. Trade names are amortized on a straight-line basis over the periods of their estimated useful lives, as straight-line best estimates the ratio that current sales bear to the total of current and anticipated sales, based on the estimated useful life.

        The carrying amount and accumulated amortization for trade names are as follows:

December 31,	2002	2001

Trade names	$600,000	$600,000
Less: accumulated amortization	(50,000)	(10,000)

	$550,000	$590,000

        Had the Company adopted the provisions of SFAS No. 142 as of January 1, 2000, the effects on net income would have been as follows:

Years ended December 31,	2002	2001	2000

	(in thousands)

Net income (as reported)	$12,389	$8,563	$13,961
Effect of goodwill amortization	—	424	424

Pro forma net income	$12,389	$8,987	$14,385

Pro forma income per share:
Basic	$0.73	$0.53	$0.85
Diluted	$0.69	$0.51	$0.85

        Amortization of trade names was approximately $40,000 in 2002, $10,000 in 2001 and $0 in 2000. Goodwill amortization was $684,000 in 2001 and $684,000 in 2000. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2003	$40,000
2004	40,000
2005	40,000
2006	40,000
2007	40,000

Sales Incentives

        Sales incentives including dealer discounts are provided for in the period the related sales are recorded.

Allowance for Boat Repurchases

        The Company is obligated under certain circumstances to repurchase boats from finance companies through which its dealers have financed boats under floor-plan financing arrangements. The Company maintains an allowance for estimated losses on boats repurchased.

Warranty Accruals

        The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. The Company accrues for these experience-based estimated future warranty costs at the time of the sale. An analysis of the warranty accruals for the year ended December 31, 2002 follows (in thousands):

Balance at December 31, 2001	$1,739
Less: Payments made during the year	(2,540)
Add: Warranties issued during the year	2,441
Changes in warranties issued in prior years	304

Balance at December 31, 2002	$1,944

        Changes in warranties issued in prior years are due to updated information about the frequency and size of claims incurred related to prior year sales.

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

Research and Development Costs

        The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,605,000 in 2002, $1,955,000 in 2001, and $1,428,000 in 2000.

Income Taxes

        Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings per Share

        SFAS No. 128, "Earnings Per Share," requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. A reconciliation of weighted shares outstanding is as follows:

	2002	(Pro Forma) 2001

Basic	16,946,553	16,892,704
Dilutive effect of stock options and restricted shares	971,503	563,756

Diluted	17,918,056	17,456,460

        Pro forma earnings per share for all periods prior to 2001 have been calculated using 17,012,000 basic shares outstanding, which was the number of shares distributed in connection with the spin-off, and 17,045,000 diluted shares outstanding.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and marketable securities. The carrying value of cash, accounts receivable and accounts payable approximate their fair values because of the short term nature of such instruments. The Company's marketable securities are classified as available-for-sale securities and are carried at fair value in the accompanying consolidated balance sheets. The fair value of these securities is based upon quoted market prices.

Concentration of Suppliers

        The Company purchases a significant number of its stern-drive engines from only two available suppliers. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

New Accounting Standards

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company adopted SFAS No. 143 effective January 1, 2003. Management believes that the adoption of this statement will not have a material effect on the results of operations or financial position of the Company.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13,

"Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 on January 1, 2003. The Company adopted the provisions of this SFAS No. 145 related to Statement 13, as well as all other provisions of this Statement, effective May 15, 2002. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or liquidity for the year ended December 31, 2002. The Company does not believe the impact of adopting the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will have a material impact on its financial position, results of operations or liquidity.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and replaces the current accounting for costs associated with an exit or disposal activity contained in Emerging Issues Task Force (EITF) 94-3. The Company adopted SFAS No. 146 effective January 1, 2003. Management believes that the adoption of this statement will not have a material effect on the financial position, results of operations or liquidity of the Company.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation and requires expanded disclosure regarding stock-based compensation in the "Summary of Significant Accounting Policies," or its equivalent, in the Notes to the Consolidated Financial Statements about the method of accounting and the effect of the method used on reported results. The disclosure provisions of this statement are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company does not currently expect to transition to using the fair value-based method of accounting for stock-based compensation; therefore, management believes the adoption of SFAS No. 148 will not have a material effect on the financial position, results of operations or liquidity of the Company.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," which requires expanded disclosure for existing guarantees and product warranties for the year ended December 31, 2002 in addition to stipulating that at the inception of guarantees issued after December 31, 2002, a company needs to record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. FIN 45 further states that the liability is typically reduced over the term of the guarantee. The Company will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Adoption of FIN 45 will have no impact on the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.

Stock-Based Compensation

        As of December 31, 2002, Marine Products has a stock-based employee compensation plan, which is detailed in footnote 8, "Employee Benefit Plans." Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion

No. 25, "Accounting for Stock Issued to Employees." Marine Products records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the date of the grant and amortizes such amounts over the vesting period for the shares. Marine Products recorded amortization of deferred compensation totaling $226,000 in 2002, $89,000 in 2001 and $0 in 2000.

        If Marine Products had accounted for the stock incentive plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" the total fair value of options granted under the plan would be amortized over the vesting period of the options, and Marine Products' reported pro forma net income and pro forma diluted net income per share would have been as follows:

Years ended December 31,	2002	2001	2000

	(in thousands)

Net income (as reported)	$12,389	$8,563	$13,961
Add: Stock-based employee compensation expense included in reported net income, net of related tax	140	55	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(354)	(181)	(98)

Pro forma net income	$12,175	$8,437	$13,863

Pro forma income per share
Basic	$0.72	$0.50	$0.82
Diluted	$0.68	$0.48	$0.82

        Pro forma net income for 2001 and 2000 noted above is based on the fair value of RPC options held by Marine Products' employees.

NOTE 2: INVENTORIES

        Inventories consist of the following:

December 31,	2002	2001

	(in thousands)

Raw materials	$6,617	$7,325
Work in process	3,535	1,674
Finished goods	10,533	5,479

Total inventories	$20,685	$14,478

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are presented at cost, net of accumulated depreciation and consist of the following:

December 31,	Estimated Useful Lives	2002	2001

		(in thousands)

Land	N/A	$454	$454
Buildings	20-39	11,984	8,220
Operating equipment and property	3-15	6,940	6,238
Furniture and fixtures	5-7	950	881
Vehicles	3-5	4,750	2,962
Construction in progress	N/A	543	3,571

Gross property, plant and equipment		25,621	22,326
Less: accumulated depreciation		9,405	8,096

Net property, plant and equipment		$16,216	$14,230

        Depreciation expense was $1,814,000 in 2002, $1,485,000 in 2001, and $1,116,000 in 2000. During 2002, the Company entered into and completed a like kind exchange for operating equipment. The equipment that was traded in had a net book value of $68,000 with a fair market value of $680,000. The fair market value of the equipment purchased was $2,456,000. The Company recorded the new asset at $1,837,000 with no gain or loss being recognized on the transaction. The consolidated cashflow statement for the year ended December 31, 2002 excludes the value of the operating equipment traded in.

NOTE 4: RELATED PARTY TRANSACTIONS

        In conjunction with the spin-off, RPC and Marine Products entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. These include the Distribution Agreement and Plan of Reorganization, the Transition Support Services Agreement, the Employee Benefits Agreement, and the Tax Sharing and Indemnification Agreement.

        The Distribution Agreement and Plan of Reorganization provides for, among other things, the principal corporate transactions required to effect the spin-off including the distribution ratio of Marine Products shares to RPC shares, the contribution of cash by RPC to Marine Products at the date of the spin-off, and the cancellation of any remaining intercompany balances. Effective with the spin-off in February 2001, RPC established a cash balance at Marine Products of approximately $15 million by contributing $13.8 million, and cancelled a remaining receivable from RPC totaling approximately $53,800,000.

        The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc. to Marine Products until the agreement is terminated by either party.

        In accordance with the Transition Support Services Agreement, Marine Products reimbursed RPC for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $454,000 in 2002 and $868,000 in 2001 based on management's estimates. The Company's directors are also directors of RPC and certain officers are employees of both the Company and RPC. Many of the costs previously shared with and allocated from RPC are now incurred directly by the Company. The allocation of costs prior to the spin-off was based on Marine Products' revenues as a percent of RPC's total revenues. These allocated costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income. Management believes that such allocation methodology was reasonable. The costs allocated to Marine Products for these services are not necessarily indicative of the costs that would have been incurred if Marine Products had been a separate, independent entity and had otherwise independently managed these functions. During 2000, Marine Products was allocated shared corporate costs of $2,372,000. During 2002, the Company paid $332,000 to a division of RPC for the purchase, installation and service of overhead cranes.

        The Employee Benefits Agreement provides for, among other things, Marine Products to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan. It also sets forth the method of handling the stock options, and other stock incentive awards issued to RPC employees that became Marine Products employees subsequent to the spin-off.

        The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through the date of the spin-off and responsibility for any adjustments as a result of audit by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party's action.

NOTE 5: OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following:

December 31,	2002	2001

	(in thousands)

Accrued payroll and related expenses	$1,917	$1,219
Accrued dealer discounts	2,431	2,486
Accrued insurance expenses	613	569
Lease obligation	150	150
Accrued warranty expenses	1,944	1,739
Allowance for repurchases	202	500
Other	1,027	776

Other accrued expenses	$8,284	$7,439

NOTE 6: INCOME TAXES

        The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2002	2001	2000

	(in thousands)

Current:
Federal	$7,389	$4,346	$7,639
State	388	442	697
Deferred	(184)	460	255

Total income tax provision	$7,593	$5,248	$8,591

        A reconciliation between the federal statutory rate and Marine Products' effective tax rate is as follows:

Years ended December 31,	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	1.9	2.0	3.0
Goodwill amortization	0.0	1.7	1.2
Other	1.1	(0.7)	(1.1)

Effective tax rate	38.0%	38.0%	38.1%

        Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,	2002	2001

	(in thousands)

Deferred tax assets:
Accrued warranty expenses	$738	$660
Accrued dealer discounts	433	269
Self-insurance reserves	233	217
Stock-based compensation	232	34
Pension expense	137	323
Allowance for repurchases	58	190
Coop advertising	128	106
All others	572	280

Gross deferred tax assets	$2,531	$2,079

Deferred tax liabilities:
Depreciation	$(652)	$(401)
All others	(74)	(57)

Gross deferred tax liabilities	$(726)	$(458)

Net deferred tax assets	$1,805	$1,621

        Prior to the spin-off, RPC paid substantially all income taxes on behalf of Marine Products. Total income tax payments, net of refunds, totaled $5,455,000 in 2002 and $4,536,000 in 2001.

        The Company and RPC have entered into a tax-sharing and indemnification agreement whereby any subsequent income tax adjustment resulting in a change in income tax assets or liabilities of either RPC or Marine Products prior to the spin-off will be settled through an exchange of cash. Approximately $140,000 of settlements occurred in 2002 and no settlements occurred in 2001.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Lawsuits

        The Company is a defendant in some lawsuits, which allege that plaintiffs have been damaged as a result of the use of the Company's products. The Company is vigorously contesting these actions. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of Marine Products.

Dealer Floor-Plan Financing

        To assist dealers in obtaining financing for the purchase of its boats, the Company has entered into agreements with various dealers and financing institutions to guarantee varying amounts of the dealers' purchase debt obligations. The Company's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats. As of December 31, 2002, the maximum repurchase obligation outstanding under these agreements, which expire in 2003 and 2004, totaled approximately $1,994,000.

Lease Obligation

        In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease, and accordingly, the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $859,000 with a lease obligation equal to the estimated present value of the remaining lease obligation totaling $150,000.

Employment Agreements

        The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses). During the years ended December 31, 2002, 2001, and 2000, the expense associated with this profit-sharing plan totaled $5,195,000, $4,151,000, and $6,402,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 8: EMPLOYEE BENEFIT PLANS

Retirement Plan

        Effective with the spin-off, Marine Products began participating in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions to certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions are discretionary and made annually and vest over a seven year period beginning in 2002. The contributions are made to a non-qualified supplemental executive retirement plan established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expense related to the enhanced benefits for 2002 was $126,000. Beginning late in 2002, the Company began permitting deferral of income of a portion of the employee's compensation for highly compensated employees into the nonqualified plan.

        The following table sets forth the funded status of the retirement income plan and the amounts recognized in Marine Products' consolidated balance sheets:

December 31,	2002	2001

	(in thousands)

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$230	$—
Service cost	72	203
Interest cost	27	16
Actuarial loss (gain)	45	11
Benefits paid	—	—
Curtailments	(28)	—

Benefit obligation at end of year	$346	$230

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$—	—
Actual return on plan assets	—	—
Employer contribution	56	—
Benefits paid	—	—

Fair value of plan assets at end of year	$56	—

Funded status	$(290)	$(230)
Unrecognized net asset	—	—
Unrecognized net loss	29	11
Unrecognized prior service cost	—	—

Net accrued benefit cost	$(261)	$(219)

        Marine Products' funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Marine Products contributed $56,174 in 2002. No contributions were required in 2001 and 2000.

        Pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded minimum pension liability adjustments of $29,000 in 2002 and $0 in 2001. As there were no previously unrecognized prior service costs as of December 31, 2002 and 2001, the full amount of the adjustments, net of related deferred tax benefit, are reflected as a reduction of stockholders' equity.

        Amounts recognized in the consolidated balance sheets consist of:

December 31,	2002	2001

	(in thousands)

Net accrued benefit cost	$(261)	$(219)
Minimum pension liability adjustment	(29)	—

Net amount recognized	$(290)	$(219)

        The net accrued benefit cost is included on the balance sheet in the line item Other Accrued Expenses.

        The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2002	2001

	(in thousands)

Service cost for benefits earned during the period	$72	$203
Interest cost on projected benefit obligation	27	16
Expected return on plan assets	(2)	—

Net periodic benefit cost	$97	$219

        The weighted average assumptions were as follows:

December 31,	2002	2001

Discount rate	6.875%	7.375%
Expected return on plan assets	8.000%	8.500%
Rate of compensation increase	N/A	4.375%

        Total retirement plan costs allocated by RPC to Marine Products, prior to the spin-off, were $25,000 for the first two months in 2001 and $147,000 in 2000.

401(k) Plan

        Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee's contributions that does not exceed six percent of the employee's compensation contributed to the plan. Employees vest in the Company's contributions after three years of service. The charges to expense for Marine Products' contributions to the 401(k) plan were $136,000 in 2002, $61,000 in 2001, and $76,000 in 2000.

Stock Incentive Plan

        Historically, certain RPC employees, including employees of Marine Products, participated in the RPC, Inc. Employee Stock Incentive Plan (the "Plan"). In conjunction with the spin-off, Marine Products adopted a ten year Employee Stock Incentive Plan ("Marine Products SIP") under which 2,000,000 shares of common stock have been reserved for issuance to Marine Products employees. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. Following the spin-off, outstanding stock option grants under the Plan held by Marine Products employees were replaced with stock option grants under the Marine Products SIP.

Stock Options

        Stock options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Options generally vest ratably over a period of five years and expire in 10 years.

        Transactions involving the Marine Products stock options were as follows:

	Shares	Weighted Average Exercise Price

Outstanding December 31, 2000	0	$0.00
Granted	1,114,560	2.14
Canceled	0	0.00
Exercised	(10,500)	1.48

Outstanding December 31, 2001	1,104,060	$2.15
Granted	389,000	6.01
Canceled	(19,950)	3.90
Exercised	(189,557)	1.92

Outstanding December 31, 2002	1,283,553	$3.32

        As of December 31, 2002 the options outstanding and the exercise prices together with the weighted average remaining contractual life are as follows:

			Weighted average exercise prices
	Number of Options				Weighted average remaining contractual life
Exercise Prices	Total	Exercisable	Total	Exercisable

$0.79	53,995	53,995	$0.79	$0.79	1.4 years
$0.88	67,495	67,495	$0.88	$0.88	3.1 years
$1.48	113,469	113,469	$1.48	$1.48	4.1 years
$2.52	277,637	211,492	$2.52	$2.52	5.1 years
$1.36	202,857	96,214	$1.36	$1.36	6.1 years
$3.85	182,100	34,500	$3.85	$3.85	8.4 years
$6.01	386,000	—	$6.01	—	9.1 years

	1,283,553	577,165	$3.32	$1.85	6.6 years

Restricted Stock

        Marine Products has granted employees two forms of restricted stock: performance restricted and time lapse restricted. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of Marine Products' stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. Time lapse restricted shares vest 10 years from the grant date. There were no units granted under these restricted stock programs in 2002. There were 48,600 performance shares earned under the plans in 2002. During 2002, no shares were forfeited or canceled. Compensation cost on restricted shares is valued at the date of issuance and amortized over the vesting period. Unamortized deferred compensation was $334,000 as of December 31, 2002 and $280,000 as of December 31, 2001 and has been included in earnings retained. As of December 31, 2002, there were 184,431 shares of unvested restricted stock outstanding.

        Employees of Marine Products with outstanding performance restricted stock awards that were not earned and issued into escrow were adjusted to account for the spin-off, based on the average trading price of Marine Products' common stock relative to that of the combined daily average trading prices of one share of RPC and 0.6 times one share of Marine Products, in each case during the 10 consecutive trading days beginning on the trading day that was 10 trading days after the effective date of the spin-off. In addition, RPC employees with time lapse restricted stock awards or performance restricted stock awards that had been issued and were being held in escrow on their behalf as of the close of business on the record date received a 0.6 share of Marine Products common stock for each share of RPC common stock held in escrow as of the close of business on the record date, pursuant to the spin-off. Any shares of Marine Products restricted stock received by an RPC employee are being held in escrow on the same terms as the time lapse or performance restricted stock awards with respect to which they were issued.

        The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions as established under the Marine Products SIP have lapsed. Upon termination of employment from Marine Products, Chaparral, or Robalo, shares with restrictions must be returned to Marine Products. During 2002 and 2001, no shares of restricted stock vested.

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

        Marine Products has elected to account for its stock-based compensation plans under APB No. 25. The Company has computed for pro forma disclosure purposes the value of all options granted during 2002, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2002	2001

Risk free interest rate	2.9%	4.6%
Expected dividend yield	1%	2%
Expected lives	7 years	7 years
Expected volatility	39%	45%

        The total fair value of options granted to Marine Products employees was computed as follows:

Years ended December 31,	2002	2001	2000

	(in thousands)

Total	$926	$340	N/A

NOTE 9: PURCHASE OF BUSINESS

        Effective June 2001, Marine Products purchased certain operating and intangible assets of the Robalo Marine segment of the U.S. Marine division of Brunswick Corporation ("Brunswick") for total consideration of $1,037,000. Robalo is a manufacturer of offshore sport fishing boats. The purchase was funded by cash and has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:

(in thousands)
Inventory	$112
Prepaid Assets	12
Equipment	313
Trade name	600

Total Cost	$1,037

        Results of operations from the Robalo acquisition have been included in the accompanying statements of income from the acquisition date. Pro forma results of operations have not been presented for the acquisition because the effects of this acquisition were not material to the Company.

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

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Information regarding the change in independent accountants was filed on Form 8-K with the Securities and Exchange Commission on July 24, 2002. The information is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

        Information concerning directors and executive officers is included in the Marine Products' Proxy for its 2003 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." This information is incorporated herein by reference. Information about executive officers is contained on page 14 of this document.

Item 11. Executive Compensation

        Information concerning executive compensation is included in the Marine Products' Proxy for its 2003 Annual Meeting of Stockholders, in the section entitled "Executive Compensation." This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership is included in the Marine Products' Proxy for its 2003 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

        The following table sets forth certain information regarding equity compensation plans as of December 31, 2002.

Plan Category	Number of Securities To Be Issued Under Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by securityholders	1,283,553	$3.32	449,559
Equity compensation plans not approved by securityholders	0	$0	0

Total	1,283,553	$3.32	449,559

Item 13. Certain Relationships and Related Party Transactions

        Information concerning certain relationships and related party transactions is included in the Marine Products' Proxy for its 2003 Annual Meeting of Stockholders, in the sections entitled "Certain Relationships and Related Party Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

Item 14. Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report

(the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Marine Products Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

        In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

  1.
  Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

  2.
  The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

  3.
  Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan
10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).
10.7	Form of Stock option grant agreement
10.8	Form of Time lapse restricted stock grant agreement
10.9	Form of Performance restricted stock grant agreement

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to exhibit 3.1 to the Form 10 filed on February 13, 2001).
3.2	Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10 filed on February 13, 2001).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).
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
10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).
10.7	Form of Stock option grant agreement
10.8	Form of Time lapse restricted stock grant agreement
10.9	Form of Performance restricted stock grant agreement
21	Subsidiaries of Marine Products Corporation
23	Consent of Ernst & Young LLP
24	Powers of Attorney for Directors
99.1	Certifications

REPORTS ON FORM 8-K

        No reports on Form 8-K were required to be filed by Marine Products for the quarter ended December 31, 2002. Any schedules or exhibits not shown above have been omitted because they are not applicable.

Signatures

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation
By:	/s/ RICHARD A. HUBBELL
Richard A. Hubbell President and Chief Executive Officer
March 21, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD A. HUBBELL Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2003
/s/ BEN M. PALMER Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2003

The Directors of Marine Products (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James B. Williams, Director
Wilton Looney, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director
/s/ RICHARD A. HUBBELL Richard A. Hubbell Director and as Attorney-in-fact March 21, 2003

CERTIFICATIONS

I, Richard A. Hubbell, President and Chief Executive Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Marine Products Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ RICHARD A. HUBBELL Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

I, Ben M. Palmer, Vice President, Chief Financial Officer and Treasurer certify that:

  1.
  I have reviewed this annual report on Form 10-K of Marine Products Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ BEN M. PALMER Ben M. Palmer Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (Item 15)

        The following documents are filed as part of this report.

PAGE
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2002 and 2001	23
Consolidated Statements of Income for the three years ended December 31, 2002	24
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2002	25
Consolidated Statements of Cash Flows for the three years ended December 31, 2002	26
Notes to Consolidated Financial Statements	27-44
SCHEDULES
Schedule II—Valuation and Qualifying Accounts	51

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

        Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands of dollars)

	For the years ended December 31, 2002, 2001 and 2000
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period

Year ended December 31, 2002 Allowance for doubtful accounts	$67	$—	$—	$67
Year ended December 31, 2001 Allowance for doubtful accounts	$67	$—	$—	$67
Year ended December 31, 2000 Allowance for doubtful accounts	$69	$—	$(2)	$67

Report of Independent Auditors

The Board of Directors and Stockholders
Marine Products Corporation

        We have audited the accompanying consolidated balance sheet of Marine Products Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of Marine Products Corporation and Subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 25, 2002 expressed an unqualified opinion on those statements and schedule before the restatement adjustments included in Note 1.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Products Corporation and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

        As discussed above, the consolidated financial statements and schedule of Marine Products Corporation and Subsidiaries as of December 31, 2001 and for each of the two years then ended were audited by other auditors who have ceased operations. As described in Note 1, the consolidated financial statements of Marine Products Corporation and Subsidiaries as of December 31, 2001 and for the two years then ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, (c) agreeing all 2001 separate asset, accumulated amortization and expense balances as disclosed for individual intangibles to the Company's underlying accounting records obtained from management, and (d) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related earnings per share amounts.

        As also discussed in Note 1, the consolidated financial statements of Marine Products Corporation and Subsidiaries as of December 31, 2001 and for each of the two years then ended have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing compensation expense and pro forma compensation expense (including any related tax effects) related to those periods to the Company's underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related earnings per share amounts.

        In our opinion, the disclosures for 2001 and 2000 in Note 1 with respect to the matters referred to in the preceding two paragraphs are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Ernst & Young LLP
Atlanta, Georgia March 10, 2003

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ARTHUR ANDERSEN") IN CONNECTION WITH MARINE PRODUCTS CORPORATION'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS THAT ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

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

Arthur Andersen LLP
Atlanta, Georgia February 25, 2002

UNAUDITED QUARTERLY DATA

Quarters ended	First	Second	Third	Fourth

2002
Net sales	$38,324	$47,193	$41,551	$35,614
Gross profit	8,139	10,442	9,698	9,121
Net income	2,487	3,611	3,340	2,951
Earnings per share—basic	$0.15	$0.21	$0.20	$0.17
Earnings per share—diluted	$0.14	$0.20	$0.19	$0.16
2001
Net sales	$36,318	$39,426	$28,806	$30,139
Gross profit	8,485	8,925	6,024	5,911
Net income	2,465	2,852	1,709	1,537
Earnings per share—basic	$0.14	$0.17	$0.10	$0.09
Earnings per share—diluted	$0.14	$0.16	$0.10	$0.09

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
  Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARINE PRODUCTS CORPORATION AND SUBSIDIARIES YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
PART III
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Party Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (Item 15)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)
Report of Independent Auditors
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
UNAUDITED QUARTERLY DATA