Form 10-Q
period 2003-03-31
MARINE PRODUCTS CORP
filed 2003-05-06
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of April 30, 2003, Marine Products Corporation had 17,045,658 shares of common stock outstanding.

Marine Products Corporation.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

(In thousands)

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$20,647	$17,280
Marketable securities	6,336	1,929
Accounts receivable, net	4,209	1,471
Inventories	17,774	20,685
Deferred income taxes	2,797	2,419
Prepaid expenses and other current assets	1,266	1,623
Current assets	53,029	45,407
Property, plant and equipment, net	16,772	16,216
Intangibles, net	3,848	3,858
Marketable securities	3,707	4,865
Other assets	928	717
Total assets	$78,284	$71,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,965	$3,414
Other accrued expenses	13,792	10,173
Current liabilities	17,757	13,587
Deferred taxes and other liabilities	842	643
Total liabilities	18,599	14,230
Common stock	1,710	1,712
Capital in excess of par value	37,615	38,278
Earnings retained	20,275	16,740
Accumulated comprehensive income	85	103
Total stockholders’ equity	59,685	56,833
Total liabilities and stockholders’ equity	$78,284	$71,063

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2003 and 2002

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002
Net Sales	$50,107	$38,323
Cost of Goods Sold	38,015	30,185
Gross Profit	12,092	8,138
Selling, General and Administrative Expenses	5,652	4,283
Operating Income	6,440	3,855
Interest Income	113	156
Income Before Income Taxes	6,553	4,011
Income Tax Provision	2,359	1,524
NET INCOME	$4,194	$2,487

EARNINGS PER SHARE
Basic	$0.25	$0.15
Diluted	$0.23	$0.14

Dividends declared per share	$0.04	$0.02

AVERAGE SHARES OUTSTANDING
Basic	16,929	16,901
Diluted	17,890	17,747

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002

Operating Activities:
Net income	$4,194	$2,487
Noncash charges (credits) to earnings:
Depreciation and amortization	571	584
Deferred income tax benefit	(179)	(310)
(Increase) decrease in assets
Accounts receivable	(2,738)	(1,041)
Inventories	2,911	(48)
Prepaid expenses and other current assets	357	403
Federal income taxes receivable	—	831
Other non-current assets	(211)	15
Increase (decrease) in liabilities:
Accounts payable	551	(363)
Federal income taxes payable	1,906	933
Other accrued expenses	1,713	889
Net cash provided by operating activities	9,075	4,380

Investing Activities:
Capital expenditures	(1,091)	(297)
Net (purchase) sale of marketable securities	(3,267)	1,411
Net cash (used for) provided by investing activities	(4,358)	1,114

Financing Activities:
Payment of dividends	(684)	(341)
Cash paid for common stock purchased and retired	(812)	—
Proceeds received upon exercise of stock options	146	18
Net cash used for financing activities	(1,350)	(323)

Net increase in cash and cash equivalents	3,367	5,171
Cash and cash equivalents at beginning of period	17,280	4,953
Cash and cash equivalents at end of period	$20,647	$10,124

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2002.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.              EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.  A reconciliation of weighted shares outstanding is as follows:

	Three months ended March 31
[In thousands]	2003	2002
Basic	16,929	16,901
Dilutive effect of stock options and restricted shares	961	846
Diluted	17,890	17,747

3.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions.  The Company adopted SFAS No. 143 on January 1, 2003.  The adoption of this statement did not have a material effect on the results of operations, financial position or liquidity of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and replaces the current accounting for costs associated with an exit or disposal activity contained in Emerging Issues Task Force (EITF) 94-3.  The Company adopted SFAS No. 146 on January 1, 2003.  The adoption of this statement did not have a material effect on the financial position, results of operations or liquidity of the Company.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others,” which requires expanded disclosure for existing guarantees and product warranties for the year ended December 31, 2002 in addition to stipulating that at the inception of guarantees issued after December 31, 2002, a company needs to record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued.  FIN 45 further states that the liability is typically reduced over the term of the guarantee.   The Company has applied the initial recognition and initial measurement provisions on a prospective basis for dealer floorplan financing guarantees issued after December 31, 2002.  The effect of adopting FIN 45 was not significant.

4.              COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2003 and March 31, 2002 was $4,176,000 and $2,487,000, respectively.  For the three months ended March 31, 2003, the difference between net income and comprehensive income is due to a net decrease in unrealized gain on marketable securities.

5.              STOCK-BASED COMPENSATION

Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the date of the grant and amortizes such amounts over the vesting period of the shares.  If Marine Products had accounted for the stock incentive plans in accordance with SFAS No. 123, the total fair value of options granted would be amortized over the vesting period of the options, and the reported pro forma net income per share would have been as follows:

Three months ended March 31,	2003	2002
(in thousands)

Net income – as reported	$4,194	$2,487
Add: Stock-based employee compensation cost, included in reported net income, net of related tax effect	16	92
Deduct: Stock-based employee compensation cost, computed using the fair value method for all awards, net of related tax effect	(96)	(146)
Pro forma net income	$4,114	$2,433

Pro forma earnings per share
Basic	$0.24	$0.14
Diluted	0.23	0.14

6.              WARRANTY ACCRUALS

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulk head and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.   Activity in the warranty accrual was as follows:

[in thousands]
Balance at December 31, 2002	$1,944
Less: Payments made during the period	(697)
Add: Warranties issued during the period	738
Balance at March 31, 2003	1,985

7.              BUSINESS SEGMENT INFORMATION

As the Company has only one reportable segment – its powerboat manufacturing business – the majority of the disclosures required by SFAS No. 131 do not apply to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or the Company’s foreign operations.

8.              INVENTORIES

Inventories consist of the following:

[in thousands]	March 31, 2003	December 31, 2002

Raw materials and supplies	$9,467	$6,617
Work in process	1,508	3,535
Finished goods	6,799	10,533
Total inventories	$17,774	$20,685

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Marine Products’ mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services.  Marine Products, through its wholly-owned subsidiary Chaparral Boats, Inc. (“Chaparral”), is a leading manufacturer of recreational fiberglass powerboats.  Chaparral competes in the sterndrive engine-powered sportboat, deckboat and cruiser markets.  The Company’s Robalo brand, acquired in June 2001, competes in the outboard engine powered offshore sport fishing boat market. Robalo represented approximately five percent of consolidated net sales in the first quarter of 2003, compared to three percent in the first quarter of 2002.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.  There have been no significant changes in the critical accounting policies since year-end.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net sales for the three months ended March 31, 2003 increased $11,784,000 or 31 percent to $50,107,000 compared with $38,323,000 for the three months ended March 31, 2002. The increase in net sales was due to a 24 percent increase in the number of boats sold as well as a six percent increase in the average sales price per boat.  All product lines generated an increase in net sales with the largest contributions coming from the Chaparral sportboat and cruiser product lines.

Cost of goods sold for the three months ended March 31, 2003 was $38,015,000 compared to $30,185,000 for the three months ended March 31, 2002, an increase of $7,830,000 or 26 percent.  The increase in cost of goods sold was due principally to increases in materials and labor costs, which vary directly with changes in net sales.  Cost of goods sold, as a percentage of net sales, decreased from 79 percent in 2002 to 76 percent in 2003.  The decrease in cost of goods sold as a percentage of net sales was due to efficiencies from higher overall production volume, increased unit sales of Chaparral cruisers, which generate higher profit margins, and improved margins with the increased unit sales of Robalo fishing boats.

Selling, general and administrative expenses for the three months ended March 31, 2003 were $5,652,000 compared to $4,283,000 for the three months ended March 31, 2002, an increase of $1,369,000, or 32 percent.  The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability.  Among these costs is warranty expense, which varies directly with net sales and has increased recently due to increased customer service demands, a trend which the Company anticipates will continue. Warranty expense increased by $357,000 to $740,000 during the three months ending March 31, 2003, or 1.5 percent of net sales, compared to $383,000, or one percent of net sales for the three months ending March 31, 2002.  Other selling, general and administrative expenses which increased during the three months ending March 31, 2003 include incentive compensation costs, such as sales commissions and officer bonuses. Selling, general and administrative expenses as a percentage of net sales were 11 percent during the three months ending March 31, 2003 and March 31, 2002.

Operating income for the three months ended March 31, 2003 was $6,440,000, an increase of $2,585,000 compared to operating income of $3,855,000 for the comparable period in 2002. Operating income was higher due to higher gross profit, partially offset by higher selling, general and administrative expenses during the period, as discussed above.

Interest income was $113,000 during the three months ended March 31, 2003 compared to $156,000 in the prior year period, a decrease of $43,000. This decrease resulted from lower investment returns, partially offset by higher average balances of cash and marketable securities. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities.

Income tax provision for the three months ended March 31, 2003 reflects an effective tax rate of 36 percent, compared to 38 percent for the three months ended March 31, 2002. The income tax provision of $2,359,000 was $835,000 or 55 percent higher than the income tax provision of $1,524,000 for the three months ended March 31, 2002.  The increase in the income tax provision was the result of higher operating income, partially offset by the lower effective tax rate.

Net income for the quarter ended March 31, 2003 was $4,194,000 or $0.23 diluted earnings per share compared to $2,487,000 or $0.14 diluted earnings per share for the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.  For the three months ended March 31, 2003, cash and cash equivalents and marketable securities increased $6,616,000.

Cash provided by operating activities for the three months ended March 31, 2003 was $9,075,000 compared to $4,380,000 for the three months ended March 31, 2002, an increase of $4,695,000. The increase resulted from increased net income coupled with a reduction in inventories, partially offset by an increase in accounts receivable.

Cash used for investing activities for the three months ended March 31, 2003 was $4,358,000 compared to net cash provided by investing activities of $1,114,000 for the three months ended March 31, 2002. The $5,472,000 increase in cash used results from capital expenditures for the construction of an administrative office building and investment in marketable securities.  The construction of this administrative office building was substantially completed as of March 31, 2003, and capital expenditures for the remainder of the year are not projected to be materially different from the prior year.

Cash used for financing activities for the three months ended March 31, 2003 was $1,350,000 compared to $323,000 for the three months ended March 31, 2002, an increase in cash used of $1,027,000.  The increase relates to cash used to purchase on the open market the Company’s common stock, and an increase in dividend payments resulting from the Company’s decision during the first quarter to increase its first quarter dividend from $.02 per share to $.04 per share.  During the three months ended March 31, 2003 the Company repurchased 101,990 shares on the open market.  The Company has purchased a total of 197,034 shares on the open market under a plan authorized by its Board of Directors, and can purchase up to 802,966 additional shares under this plan.

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

The Company has an insignificant amount of obligations and commitments that require future payments. Consistent with customary industry practices, the Company has agreements with third-party dealer floor plan lenders to repurchase any of its boats that are repossessed by the lender.  The Company’s obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in new condition, in exchange for the Company’s assumption of the unpaid debt obligation on those boats.  As of March 31, 2003, the maximum repurchase obligation outstanding under these agreements was $2,722,000.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulk head and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accrual account during the three months ended March 31, 2003.

SEASONALITY

Marine Products’ quarterly operating results are affected by weather and the general economic conditions in the United States. Quarterly operating results for the second quarter have historically recorded the highest quarterly sales volume during the year with the first quarter being the next highest sales quarter. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

INFLATION

Inflation has not had a material effect on Marine Products’ operations.  If inflation increases, Marine Products will attempt to increase its prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.  Inflation can also impact Marine Products’ sales and profitability.  New boat buyers typically finance their purchases.  Because higher inflation results in higher interest rates, the cost of boat ownership increases.  Prospective buyers may choose to delay their purchases or buy a less expensive boat.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may include, without limitation, statements that relate to the Company’s business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for continued growth, ability to effect future price increases, estimates regarding boat repurchase obligations, and the impact of SFAS No. 143, 146 and FIN 45 and the Company’s beliefs and expectations regarding future demand for the Company’s products and services and other events and conditions that may influence the Company’s performance in the future.

The words “may,” “should,”  “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,”  “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements.  Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.   Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the following: Marine Products’ dependence on its network of independent boat dealers may affect its growth plans and net sales, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to increase the production of the Robalo product line, realization of repurchase obligations under agreements with third-party dealer floor plan lenders, the effects of the economy on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and as of March 31, 2003, did not hold derivative financial instruments which could expose the Company to significant market risk.  Also as of March 31, 2003, the Company’s investment portfolio comprised of United States Government, corporate and municipal debt securities, which is subject to interest rate risk exposure.  This risk is managed through conservative policies to invest in high-quality obligations.  Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates.  Marine Products’ portfolio is not subject to material interest rate risk exposure based on this analysis.  Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a- 14(c) of the Securities Exchange Act of 1934), as of a date within 90 days prior to the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for their purposes.

Subsequent to the date when the disclosure controls and procedures were evaluated, there have been no significant changes in the Company’s internal controls or in the other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

(b)                                 Reports on Form 8-K during the quarter ended March 31, 2003

On February 3, 2003, the Company filed a report on form 8-K, announcing its fourth quarter results for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 6, 2003	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 6, 2003	Ben M. Palmer
Vice President and Chief Financial Officer
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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Richard A. Hubbell
Date: May 6, 2003	Richard A. Hubbell
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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Ben M. Palmer
Date: May 6, 2003	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)