Form 10-Q
period 2003-06-30
MARINE PRODUCTS CORP
filed 2003-07-25
CIK 1129155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2003

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                           Commission File No. 1-16263


                           MARINE PRODUCTS CORPORATION
             (exact name of registrant as specified in its charter)



         Delaware                                   58-2572419
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


                 2170 Piedmont Road, NE, Atlanta, Georgia 30324
               (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code -- (404) 321-7910

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               --    --

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of June 30, 2003, Marine Products Corporation had 17,089,401 shares of common stock outstanding.




                          Marine Products Corporation.
                                Table of Contents

Part I. Financial Information                                                                                           Page
                                                                                                                        No.
          Item 1.            Financial Statements (Unaudited)
                             Consolidated balance sheets -
                             June 30, 2003 and December 31, 2002                                                          3

                             Consolidated statements of income - Three and six months ended June 30, 2003 and 2002;
                                                                                                                          4
                             Consolidated statements of cash flows - Six months ended June 30, 2003 and 2002              5

                             Notes to consolidated financial statements                                                   8

          Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations        9

          Item 3.            Quantitative and Qualitative Disclosure of Market Risk                                      15

          Item 4.            Controls and Procedures                                                                     15

Part II.  Other Information

          Item 1.            Legal Proceedings                                                                           16

          Item 2.            Changes in Securities and Use of Proceeds                                                   16

          Item 3.            Defaults upon Senior Securities                                                             16

          Item 4.            Submission of Matters to a Vote of Security Holders                                         16

          Item 5.            Other Information                                                                           16

          Item 6.            Exhibits and Reports on Form 8-K                                                            17

Signatures                                                                                                               18

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                                 (In thousands)

                                                June 30,   December 31,
                                                   2003       2002
                                                (Unaudited) (Audited)
----------------------------------------------------------------------
ASSETS

Cash and cash equivalents                           $20,326   $17,280
Marketable securities                                 2,965     1,929
Accounts receivable, net                              6,037     1,471
Inventories                                          18,172    20,685
Deferred income taxes                                 3,102     2,419
Prepaid expenses and other current assets               740     1,623
----------------------------------------------------------------------
   Total current assets                              51,342    45,407
Property, plant and equipment, net                   18,017    16,216
Marketable securities                                 5,383     4,865
Intangibles, net                                      3,838     3,858
Other assets                                          1,320       717
----------------------------------------------------------------------
   Total assets                                     $79,900   $71,063
======================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $3,437    $3,414
Federal income taxes payable                          1,951     1,889
Accrued expenses                                      9,329     7,536
----------------------------------------------------------------------
   Total current liabilities                         14,717    12,839
Deferred taxes and other liabilities                  2,233     1,391
----------------------------------------------------------------------
   Total liabilities                                 16,950    14,230
----------------------------------------------------------------------
Common stock                                          1,709     1,712
Capital in excess of par value                       36,637    38,278
Deferred compensation                                  (282)     (334)
Earnings retained                                    24,861    17,074
Accumulated other comprehensive income                   25       103
----------------------------------------------------------------------
Total stockholders' equity                           62,950    56,833
----------------------------------------------------------------------
Total liabilities and stockholders' equity          $79,900   $71,063
======================================================================

        The accompanying notes are an integral part of these statements.



                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (In thousands except per share data)
                                   (Unaudited)

                                                           Three months            Six months
                                                           ended June 30,          ended June 30,
                                                    ------------------------------------------------
                                                        2003           2002        2003        2002
----------------------------------------------------------------------------------------------------
Net sales                                            $51,951        $47,193    $102,058     $85,516
Cost of goods sold                                    38,400         36,752      76,415      66,937
----------------------------------------------------------------------------------------------------
Gross profit                                          13,551         10,441      25,643      18,579
Selling, general and administrative expenses           6,022          4,781      11,675       9,064
----------------------------------------------------------------------------------------------------
Operating income                                       7,529          5,660      13,968       9,515
Interest  income                                         222            165         335         321
----------------------------------------------------------------------------------------------------
Income before income taxes                             7,751          5,825      14,303       9,836
Income tax provision                                   2,790          2,214       5,149       3,738
----------------------------------------------------------------------------------------------------
Net income                                            $4,961         $3,611      $9,154      $6,098
====================================================================================================

Dividends paid per share                               $0.04          $0.02       $0.08       $0.04
                                             =======================================================

Earnings per share
Basic                                                  $0.29          $0.21       $0.54       $0.36
====================================================================================================
Diluted                                                $0.28          $0.20       $0.51       $0.34
====================================================================================================


Average shares outstanding
Basic                                                 16,854         16,955      16,892      16,928
====================================================================================================
Diluted                                               17,757         17,950      17,826      17,855
====================================================================================================

          The accompanying notes are an integral part of these statements.



               MARINE PRODUCTS CORPORATION AND MACROS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (In thousands)
                                   (Unaudited)


                                                                                            Six months ended June 30,
                                                                                 -------------------------------------------
                                                                                         2003                        2002
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITES
   Net income                                                                            $9,154                      $6,098
   Noncash charges (credits) to earnings:
      Depreciation and amortization                                                       1,144                       1,058
      Deferred income tax benefit                                                          (653)                       (238)
   (Increase) decrease in assets
      Accounts receivable                                                                (4,566)                     (1,652)
      Inventories                                                                         2,513                        (425)
      Prepaid expenses and other current assets                                             883                         633
      Federal income taxes receivable                                                         0                         831
      Other non-current assets                                                             (671)                          5
   Increase (decrease) in liabilities:
      Accounts payable                                                                       23                       1,519
      Federal income taxes payable                                                          870                         227
      Other accrued expenses                                                              1,864                       1,554
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                10,561                       9,610
----------------------------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Capital expenditures                                                                     (2,873)                       (916)
Net sale (purchase) of marketable securities                                             (1,632)                      4,578
----------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                                     (4,505)                      3,662
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                                                     (1,366)                       (683)
Cash paid for common stock purchased and retired                                         (2,046)                       (509)
Proceeds received upon exercise of stock options                                            402                         309
----------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                   (3,010)                       (883)
----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                 3,046                      12,389
Cash and cash equivalents at beginning of period                                         17,280                       4,953
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $20,326                     $17,342
============================================================================================================================

                  The accompanying notes are an integral part of these statements.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Certain prior year balances have been reclassified to conform to the current year presentation.

2. EARNINGS PER SHARE

         Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods. A reconciliation of weighted shares outstanding is as follows:


                                                      Three months ended                   Six months ended
        (In thousands)                                    June 30,                             June 30,
                                                          --------                             --------
                                                     2003           2002                 2003             2002
                                                     ----           ----                 ----             ----
         Basic                                      16,854          16,955               16,892          16,928

         Dilutive effect of stock
         options and restricted shares                 903             995                  934             927
         ------------------------------------------------------------------------------------------------------

         Diluted                                    17,757          17,950               17,826          17,855
         ======================================================================================================

3. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption of the Interpretation will not have a material impact on the financial position, results of operations or liquidity of the Company.


4. COMPREHENSIVE INCOME

         Total comprehensive income for the three months and six months ended June 30, 2003 was $4,890,000 and $9,076,000, respectively, and was
         $3,611,000 and $6,098,000 for the three and six months ended June 30, 2002. The difference between net income and comprehensive income is due to changes in unrealized gain on marketable securities.


5. STOCK-BASED COMPENSATION

         Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If Marine Products had accounted for the stock incentive plans in accordance with SFAS No. 123, reported net income per share would have been as follows:

                                                              Three months ended         Six months ended
                                                                  June 30,                   June 30,
                                                             -------------------       --------------------
     (in thousands)                                          2003          2002          2003       2002
     ------------------------------------------------------------------------------------------------------
     Net income - as reported                               $4,961       $3,611         $9,154     $6,098
     Add: Stock-based employee compensation
     cost, included in reported net income, net
     of related tax effect                                      17           16             33        108
     Deduct: Stock-based employee compensation
     cost, computed using the fair value method
     for all awards, net of related tax effect                (101)         (70)          (195)      (215)
     -----------------------------------------------------------------------------------------------------
     Pro forma net income                                   $4,877       $3,557         $8,992     $5,991
                                                            ==============================================

     Pro forma earnings per share
        Basic                                                $0.29       $0.21           $0.53      $0.35
        Diluted                                              $0.27       $0.20           $0.50      $0.34


     6. WARRANTY ACCRUALS

         The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulk head and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. Activity in the warranty accrual was as follows:

[in thousands]
------------------------------------------------------------
Balance at December 31, 2002                         $ 1,944
Less: Payments made during the period                  1,174
Add:  Warranties issued during the period              1,501
      Changes in warranties issued in prior periods      145
------------------------------------------------------------
Balance at June 30, 2003                             $ 2,416
============================================================


7. BUSINESS SEGMENT INFORMATION

         As the Company has only one reportable segment - its powerboat manufacturing business - the majority of the disclosures required by SFAS No. 131 do not apply to the Company. In addition, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

8.       INVENTORIES

         Inventories consist of the following:


                                                  June 30, 2003    December 31, 2002
--------------------------------------------------------------------------------------
[in thousands]
Raw materials and supplies                         $   11,057     $    6,617
Work in process                                         4,323          3,535
Finished goods                                          2,792         10,533
--------------------------------------------------------------------------------------
Total inventories                                  $   18,172     $   20,685
======================================================================================

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Marine Products' mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services. Marine Products, through its wholly-owned subsidiary, Chaparral Boats, Inc. ("Chaparral"), is a leading manufacturer of recreational fiberglass powerboats. Chaparral competes in the sterndrive engine-powered sportboat, deckboat and cruiser markets. The Company's Robalo brand, acquired in June 2001, competes in the outboard engine powered offshore sport fishing boat market. Robalo represented approximately seven percent of consolidated net sales in the second quarter of 2003, compared to five percent in the second quarter of 2002.


CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant changes in the critical accounting policies since year-end.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net sales for the three months ended June 30, 2003 increased $4,758,000 or
10.1 percent to $51,951,000 compared with $47,193,000 for the three months ended June 30, 2002. The increase in net sales was due to a 3.4 percent increase in the number of boats sold as well as a 5.6 percent increase in the average sales price per boat. The number of boats sold increased among all models except Chaparral's deckboat models, in which volume was relatively weaker. The increase in average sales price was due to increases in sales of higher-priced models in all product lines.

Cost of goods sold for the three months ended June 30, 2003 was $38,400,000 compared to $36,752,000 for the three months ended June 30, 2002, an increase of $1,648,000 or 4.5 percent. The increase in cost of goods sold was due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased from 77.9 percent in 2002 to 73.9 percent in 2003. The decrease in cost of goods sold as a percentage of net sales was due to efficiencies from higher overall production volume, increased unit sales of Chaparral cruisers, which generate higher profit margins, improvements at Robalo, and various adjustments to accrual estimates that are routinely recorded in the second quarter as a result of the completion of the current model year. The cumulative effect of these adjustments to accrual estimates, including those impacting net sales, increased gross profit by 2.2 percent of net sales, and increased quarterly earnings per share by approximately $0.04. The gross profit improvement at Robalo was also due to a 29.0% increase in unit sales over the second quarter of 2002.

Selling, general and administrative expenses for the three months ended June 30, 2003 were $6,022,000 compared to $4,781,000 for the three months ended June 30, 2002, an increase of $1,241,000, or 26.0 percent. The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability, including incentive compensation, sales commissions, and warranty expense. Warranty expense has increased recently due to increased customer service demands, a trend which the Company anticipates will continue. Warranty expense increased by $435,000 to $907,000 during the three months ending June 30, 2003, or 1.7 percent of net sales, compared to $472,000, or 1.0 percent of net sales for the three months ending June 30, 2002. Selling, general and administrative expenses were 11.6 percent of net sales during the three months ending June 30, 2003 and 10.1 percent of net sales during the three months ending June 30, 2002. The increase in selling, general and administrative expenses as a percentage of net sales was due to higher warranty expense and the effect of higher overall profitability on incentive compensation expenses.

Operating income for the three months ended June 30, 2003 was $7,529,000, an increase of $1,869,000 or 33.0 percent compared to operating income of $5,660,000 for the comparable period in 2002. Operating income was higher due to higher net sales, partially offset by higher cost of goods sold and selling, general and administrative expenses during the period, as discussed above.

Interest income was $222,000 during the three months ended June 30, 2003 compared to $165,000 in the prior year period, an increase of $57,000 or 34.5 percent. This increase resulted from higher average balances of cash and marketable securities, partially offset by lower investment returns during the three months ended June 30, 2003 than the three months ended June 30, 2002. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable debt securities.

Income tax provision for the three months ended June 30, 2003 reflects an effective tax rate of 36 percent, compared to 38 percent for the three months ended June 30, 2002. The decrease in rate reflects the effect of implementing tax planning strategies. The income tax provision of $2,790,000 was $576,000 or
26.0 percent higher than the income tax provision of $2,214,000 for the three months ended June 30, 2002 as a result of higher operating income, partially offset by the lower effective tax rate.


Net income for the quarter ended June 30, 2003 was $4,961,000 or $0.28 diluted earnings per share compared to $3,611,000 or $0.20 diluted earnings per share for the quarter ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002
-------------------------------------------------------------------------

Net sales for the six months ended June 30, 2003 increased $16,542,000 or
19.3 percent to $102,058,000 compared with $85,516,000 for the six months ended June 30, 2002. The increase in net sales was due to a 10.9 percent increase in the number of boats sold and a 7.2 percent increase in the average sales price per boat. The number of boats sold increased except Chaparral's deckboat models, in which volume was relatively weaker. The increase in unit sales of outboard boats is partly due to the expansion of the product line and the availability of more models during this six month period than in the comparable period last year. The increase in average sales price was due to increases in sales of higher-priced models in all product lines.

Cost of goods sold for the six months ended June 30, 2003 was $76,415,000 compared to $66,937,000 for the six months ended June 30, 2002, an increase of $9,478,000 or 14.2 percent. The increase in cost of goods sold was due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased from 78.3 percent in 2002 to 74.9 percent in 2003. The decrease in cost of goods sold as a percentage of net sales was due to efficiencies from higher overall production volume, increased unit sales of Chaparral cruisers, which generate higher profit margins, improvements at Robalo, and various adjustments to accruals that were recorded in the second quarter of 2003 as a result of the completion of the current model year. The gross profit improvement at Robalo was also due to a 73.1% increase in unit sales compared to the six months ended June 30, 2002 because of improved distribution capabilities.

Selling, general and administrative expenses for the six months ended June 30, 2003 were $25,643,000 compared to $18,579,000 for the six months ended June 30, 2002, an increase of $7,064,000, or 38.0 percent. The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability, including incentive compensation, sales commissions and warranty expense. Warranty expense has increased recently due to increased customer service demands, a trend which the Company anticipates will continue. Warranty expense increased by $800,000 to $1,655,000 during the six months ending June 30, 2003, or 1.6 percent of net sales, compared to $855,000, or 1.0 percent of net sales for the six months ending June 30, 2002. Selling, general and administrative expenses were 11.4 percent of net sales during the six months ending June 30, 2003 and 10.6 percent of net sales during the six months ending June 30, 2002. The increase in selling, general and administrative expenses as a percentage of net sales was due to the higher warranty expense and the effect of higher overall profitability on incentive compensation expenses.

Operating income for the six months ended June 30, 2003 was $13,968,000, an increase of $4,453,000 or 46.8 percent compared to operating income of $9,515,000 for the comparable period in 2002. Operating income was higher due to higher net sales, partially offset by higher cost of goods sold and selling, general and administrative expenses during the period, as discussed above.

Interest income was $335,000 during the six months ended June 30, 2003 compared to $321,000 in the prior year period, an increase of $14,000, or 4.4 percent. This increase resulted from higher average balances of cash and marketable securities, partially offset by lower investment returns due to low market interest rates during the six months ended June 30, 2003 than during the six months ended June 30, 2002. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable debt securities.

Income tax provision for the six months ended June 30, 2003 reflects an effective tax rate of 36 percent, compared to 38 percent for the six months ended June 30, 2002. The decrease in rate reflects the effect of implementing tax planning strategies. The income tax provision of $5,149,000 was $1,411,000 or 37.7 percent higher than the income tax provision of $3,738,000 for the six months ended June 30, 2002 as a result of higher income before income taxes, partially offset by the lower effective tax rate.

Net income for the quarter ended June 30, 2003 was $9,154,000 or $0.51 per diluted share compared to $6,098,000 or $0.34 per diluted share for the quarter ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. During the six months ended June 30, 2003, cash and cash equivalents and marketable securities increased by $4,600,000.

Cash provided by operating activities for the six months ended June 30, 2003 was $10,561,000 compared to $9,610,000 for the six months ended June 30, 2002, an increase of $951,000. The increase resulted from increased net income coupled with a reduction in inventories, partially offset by an increase in accounts receivable resulting from higher sales volumes.

Cash (used for) provided by investing activities for the six months ended June 30, 2003 was net cash used of $4,505,000 for investing activities compared to net cash provided by investing activities of $3,662,000 for the six months ended June 30, 2002. The $8,167,000 increase in cash used resulted from capital expenditures for the construction of an administrative office building, addition of miscellaneous manufacturing assets and investments in marketable securities. The construction of this administrative office building was completed as of June 30, 2003, and capital expenditures for the remainder of the year are not projected to be materially different from the prior year.

Cash used for financing activities for the six months ended June 30, 2003 was $3,010,000 compared to $883,000 for the six months ended June 30, 2002, an increase in cash used of $2,127,000. The increase relates to cash used to purchase on the open market the Company's common stock, and an increase in dividend payments resulting from the Company's decision during the first quarter to increase its dividend from $0.02 per share to $0.04 per share. During the three months ended June 30, 2003, the Company repurchased 95,000 shares on the open market. The Company has purchased a total of 292,034 shares on the open market under a plan authorized by its Board of Directors, and can purchase up to 707,966 additional shares under this plan.

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, and cash expected to be generated from operations, will provide sufficient capital to meet the Company's requirements for at least the next twelve months. The Company believes that the liquidity will allow it the ability to continue to grow and provide the opportunity to take advantage of business opportunities that may arise.

The Company has an insignificant amount of obligations and commitments that require future payments. Consistent with customary industry practices, the Company has agreements with third-party dealer floor plan lenders to repurchase up to a specified limit any of its boats that are repossessed by the lenders. The Company's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in new condition, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats. As of June 30, 2003, the maximum payable by the Company under these agreements was $2,579,000.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulk head and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accrual account during the six months ended June 30, 2003.

SEASONALITY
-----------
Marine Products' quarterly operating results are affected by weather and the general economic conditions in the United States. Quarterly operating results for the second quarter historically have reflected the highest quarterly sales volume during the year with the first quarter being the next highest sales quarter. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.


INFLATION
---------

Inflation has not had a material effect on Marine Products' operations. If inflation increases, Marine Products will attempt to increase its prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation. Inflation can also impact Marine Products' sales and profitability. New boat buyers typically finance their purchases. Because higher inflation results in higher interest rates, the cost of boat ownership increases. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements made in this report that are not historical facts are "forward-looking statements" under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to the Company's business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for continued growth, ability to effect future price increases, estimates regarding boat repurchase obligations, and the impact of FIN 46 and the Company's beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the Company's performance in the future.

The words "may," "should," "will," "expect," "believe," "anticipate," "intend," "plan," "believe," "seek," "project," "estimate," and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the following:
Marine Products' dependence on its network of independent boat dealers, which may affect its growth plans and net sales, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to increase the production of the Robalo product line, realization of repurchase obligations under agreements with third-party dealer floor plan lenders, the effects of the economy on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2003, did not hold derivative financial instruments which could expose the Company to significant market risk. Also, as of June 30, 2003, the Company's investment portfolio, comprised of United States Government, corporate and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products' portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.


ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Marine Products Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 22, 2003. At the meeting, stockholders elected two Class II directors to the Board of Directors for the terms expiring in 2006. Results of the voting were as follows:

        Names of Nominees                         For                       Withheld
        ----------------------------------------------------------------------------------
        Richard A. Hubbell                   16,379,579                    18,052
        Linda H. Graham                       16,379,410                   18,221


ITEM 5.  OTHER INFORMATION

None

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

 Exhibit Number    Description
 -------------     -----------
        3.1 Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).



        3.2 By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).

          4 Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).

       99.1 Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K.

       99.2 Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K.

       99.3    Certification of Chief Executive Officer Pursuant to item 601(b)
               (32) of Regulation S-K.

       99.4    Certification of Chief Financial Officer Pursuant to item 601(b)
               (32) of Regulation S-K.




(b) Reports on Form 8-K during the quarter ended June 30, 2003

------------------------ -------------------------- -----------------------------------------------------------
Date Filed               Date of earliest event     Description of event
                         reported
------------------------ -------------------------- -----------------------------------------------------------
April 15, 2003           April 10, 2003             Registrant issued a press release entitled "Marine
                                                    Products Corporation Reports Stock Buyback"
------------------------ -------------------------- -----------------------------------------------------------
April 23, 2003           April 23, 2003             Registrant issued a press release entitled "Marine
                                                    Products Corporation Reports 2003 First Quarter Earnings"
------------------------ -------------------------- -----------------------------------------------------------
April 23, 2003           April 23, 2003             Registrant issued a press release entitled "Marine
                                                    Products Corporation Announces First Quarter Cash
                                                    Dividend"
------------------------ -------------------------- -----------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MARINE PRODUCTS CORPORATION


                                   /s/ Richard A. Hubbell
                                   -------------------------------
Date: July 25, 2003                 Richard A. Hubbell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ Ben M. Palmer
                                   -------------------------------
Date: July 25, 2003                 Ben M. Palmer
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)