Form 10-Q
period 2003-09-30
MARINE PRODUCTS CORP
filed 2003-10-31
CIK 1129155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

      Registrant's telephone number, including area code -- (404) 321-7910

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of September 30, 2003, Marine Products Corporation had 17,150,655 shares of common stock outstanding.


                                       MARINE PRODUCTS CORPORATION.
                                             Table of Contents


PART I. FINANCIAL INFORMATION                                                                PAGE
                                                                                              NO.
      Item 1.       Financial Statements (Unaudited)
                    Consolidated balance sheets -
                    September 30, 2003 and December 31, 2002                                   3

                    Consolidated statements of income - Three and nine months ended
                    September 30, 2003 and 2002;                                               4

                    Consolidated statements of cash flows - Nine months ended
                    September 30, 2003 and 2002                                                5

                    Notes to consolidated financial statements                                6-9

      Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                     10

      Item 3.       Quantitative and Qualitative Disclosures About Market Risk                16

      Item 4.       Controls and Procedures                                                   16

PART II.  OTHER INFORMATION

      Item 1.        Legal Proceedings                                                        17

      Item 2.        Changes in Securities and Use of Proceeds                                17

      Item 3.        Defaults upon Senior Securities                                          17

      Item 4.        Submission of Matters to a Vote of Security Holders                      17

      Item 5.        Other Information                                                        17

      Item 6.        Exhibits and Reports on Form 8-K                                         18

SIGNATURES                                                                                    20

                     MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
                             PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                              CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                    (In thousands)
                                      (Unaudited)

                                                         SEPTEMBER 30,    December 31,
                                                             2003             2002
--------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                   $21,629          $17,280
Marketable securities                                         1,689            1,929
Accounts receivable, net                                      6,784            1,471
Inventories                                                  19,890           20,685
Federal income taxes receivable                               1,265                -
Deferred income taxes                                         1,979            2,419
Prepaid expenses and other current assets                       816            1,623
--------------------------------------------------------------------------------------
   Total current assets                                      54,052           45,407
Property, plant and equipment, net                           17,955           16,216
Marketable securities                                         5,557            4,865
Intangibles, net                                              3,828            3,858
Other assets                                                  1,366              717
--------------------------------------------------------------------------------------
   TOTAL ASSETS                                             $82,758          $71,063
======================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                            $ 4,534          $ 3,414
Federal income taxes payable                                      -            1,889
Accrued expenses                                              7,559            6,982
--------------------------------------------------------------------------------------
   Total current liabilities                                 12,093           12,285
Long-term pension liability                                   1,277              358
Deferred taxes                                                2,538            1,437
Other liabilities                                               150              150
--------------------------------------------------------------------------------------
   Total liabilities                                         16,058           14,230
--------------------------------------------------------------------------------------
Common stock                                                  1,715            1,712
Capital in excess of par value                               36,574           38,278
Earnings retained                                            28,637           17,074
Deferred compensation                                          (256)            (334)
Accumulated other comprehensive income                           30              103
--------------------------------------------------------------------------------------
Total stockholders' equity                                   66,700           56,833
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $82,758          $71,063
======================================================================================

The accompanying notes are an integral part of these consolidated statements.

                                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                      (In thousands except per share data)
                                                   (Unaudited)


                                               Three months ended September 30,      Nine months ended September 30,
                                              ---------------------------------    -----------------------------------
                                                    2003              2002                2003               2002
-------------------------------------------------------------------------------    -----------------------------------
NET SALES                                            $44,903           $41,551            $146,961           $127,068
Cost of goods sold                                    33,400            31,853             109,815             98,789
-------------------------------------------------------------------------------    -----------------------------------
Gross profit                                          11,503             9,698              37,146             28,279
Selling, general and administrative expenses           4,937             4,487              16,611             13,553
-------------------------------------------------------------------------------    -----------------------------------
Operating income                                       6,566             5,211              20,535             14,726
Interest  income                                          75               176                 410                496
-------------------------------------------------------------------------------    -----------------------------------
Income before income taxes                             6,641             5,387              20,945             15,222
Income tax provision                                   2,182             2,047               7,331              5,784
-------------------------------------------------------------------------------    -----------------------------------
NET INCOME                                            $4,459            $3,340             $13,614             $9,438
===============================================================================    ===================================

DIVIDENDS PER SHARE                                    $0.04             $0.02               $0.12              $0.06
                                              ===============    ==============    ================    ===============

EARNINGS PER SHARE
Basic                                                  $0.26             $0.20               $0.81              $0.56
===============================================================================    ===================================
Diluted                                                $0.25             $0.19               $0.76              $0.53
===============================================================================    ===================================

AVERAGE SHARES OUTSTANDING
Basic                                                 16,937            16,975              16,908             16,944
===============================================================================    ===================================
Diluted                                               17,898            17,968              17,858             17,909
===============================================================================    ===================================

The accompanying notes are an integral part of these consolidated statements.


                     MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                    (In thousands)
                                      (Unaudited)


                                                           Nine months ended September 30,
                                                          ----------------------------------
                                                               2003                2002
--------------------------------------------------------------------------------------------
OPERATING ACTIVITES
   NET INCOME                                                 $13,614              $9,438
   Noncash charges to earnings:
      Depreciation and amortization                             1,741               1,537
      Deferred income tax benefit                               2,403                  30
   (Increase) decrease in assets:
      Accounts receivable                                      (5,313)             (3,024)
      Inventories                                                 795              (2,378)
      Prepaid expenses and other current assets                   807               1,664
      Federal income taxes receivable                          (1,265)                  -
      Other non-current assets                                   (609)                 (5)
   Increase (decrease) in liabilities:
      Accounts payable                                          1,120                (216)
      Federal income taxes payable                             (1,889)              1,203
      Other accrued expenses                                      673                 792
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      12,077               9,041
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                           (3,372)             (1,364)
Net (purchase) sale of marketable securities                     (603)              5,403
--------------------------------------------------------------------------------------------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES           (3,975)              4,039
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                           (2,051)             (1,027)
Cash paid for common stock purchased and retired               (2,271)             (1,100)
Proceeds received from exercise of stock options                  569                 352
--------------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                         (3,753)             (1,775)
--------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                       4,349              11,305
Cash and cash equivalents at beginning of period               17,280               4,953
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $21,629             $16,258
============================================================================================

The accompanying notes are an integral part of these consolidated statements.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

2.   EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods. A reconciliation of weighted shares outstanding is as follows:

                                             Three months ended        Nine months ended
                                             ------------------        -----------------
     (In thousands)                             September 30              September 30
                                                ------------              ------------
                                             2003          2002        2003           2002
                                             ----          ----        ----           ----
     Basic                                  16,937        16,975      16,908         16,944

     Dilutive effect of stock
       options and restricted shares           961           993         950            965
     ----------------------------------------------------------------------------------------
     Diluted                                17,898        17,968      17,858         17,909
     ========================================================================================

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has completed an initial evaluation of its existing relationships with various dealerships that sell its products and has concluded that none of them need to be consolidated based on the provisions of FIN 46. In addition, the Company has not entered into any agreements subject to FIN 46 since January 31, 2003. Therefore, the Company believes the adoption of the Interpretation will not have a material impact on the financial position, results of operations or liquidity of the Company.

4.   COMPREHENSIVE INCOME

     Total comprehensive income for the three months and nine months ended September 30, 2003 was $4,464 and $13,541, respectively, and was $3,340 and $9,438 for the three and nine months ended September 30, 2002. The difference between net income and comprehensive income is due to changes in unrealized gain on marketable securities.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   STOCK-BASED COMPENSATION

     Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If Marine Products had accounted for the stock incentive plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" reported net income per share would have been as follows:


       --------------------------------------------------------------------------------------------
                                                  Three months ended         Nine months ended

                                                     September 30,             September 30,
       --------------------------------------------------------------------------------------------
                                                  2003          2002        2003           2002
                                                  ----          ----        ----           ----
       (IN THOUSANDS)
       Net income - as reported                 $ 4,459       $ 3,340     $ 13,614        $ 9,438
       Add: Stock-based employee
            compensation cost,
            included in reported net
            income, net of related tax
            effect                                   17            16           51            124

       Deduct: Stock-based employee
               compensation cost,
               computed using the fair
               value method for all
               awards, net of related
               tax effect                          (101)          (70)        (300)          (285)
       --------------------------------------------------------------------------------------------
       Pro forma net income                     $ 4,375       $ 3,286     $ 13,365        $ 9,277
       ============================================================================================

       Pro forma earnings per share
         Basic                                  $  0.26       $  0.19     $   0.79        $  0.55
         Diluted                                   0.24          0.18         0.75           0.52

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   WARRANTY ACCRUALS

     The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. Activity in the warranty accrual was as follows:

      (IN THOUSANDS)
      -----------------------------------------------------------------------
      Balance at December 31, 2002                                $  1,944
      Less: Payments made during the period                         (1,827)
      Add:  Warranties issued during the period                      2,158
            Changes in warranties issued in prior periods              145
      -----------------------------------------------------------------------
      Balance at September 30, 2003                               $  2,420
      =======================================================================

7.    BUSINESS SEGMENT INFORMATION

      The Company has only one reportable segment, its powerboat manufacturing business, therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. In addition, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

8.    INVENTORIES

      Inventories consist of the following:

      -----------------------------------------------------------------------
                                          SEPTEMBER 30,       December 31,
                                              2003                2002
      (in thousands)
      -----------------------------------------------------------------------
      Raw materials and supplies           $    11,852         $    6,617
      Work in process                            4,058              3,535
      Finished goods                             3,980             10,533
      -----------------------------------------------------------------------
      Total inventories                    $    19,890         $   20,685
      =======================================================================

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


OVERVIEW
--------

Marine Products' mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services. Marine Products, through its wholly-owned subsidiary, Chaparral Boats, Inc. ("Chaparral"), is a leading manufacturer of recreational fiberglass powerboats. Chaparral competes in the sterndrive and inboard engine-powered sportboat, deckboat and cruiser markets, manufacturing boats from 18 to 35 feet in length. The Company's Robalo brand, acquired in September 2001, competes in the outboard engine-powered sport fishing boat market, manufacturing boats of 19 to 26 feet in length. Robalo represented approximately seven percent of consolidated net sales in the third quarter of 2003, compared to three percent in the third quarter of 2002.

CRITICAL ACCOUNTING POLICIES
----------------------------

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant changes in the critical accounting policies since year-end.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 2002
------------------

NET SALES for the three months ended September 30, 2003 increased $3,352,000 or
8.1 percent to $44,903,000 compared with $41,551,000 for the three months ended September 30, 2002. The increase in net sales was due to a 6.6 percent increase in the average selling price of boats and parts and accessories sales, and a 1.5 percent increase in the number of boats sold. The increase in average selling prices was due to a favorable model mix and a two percent price increase implemented in the new model year. The gross profit improvement at Robalo was also due to an 86.8 percent increase in unit sales compared to the three months ended September 30, 2002 due to the expansion of the product line resulting in the availability of more models.

COST OF GOODS SOLD for the three months ended September 30, 2003 was $33,400,000 compared to $31,853,000 for the three months ended September 30, 2002, an increase of $1,547,000 or 4.9 percent. The increase in cost of goods sold was due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased from 76.7 percent in 2002 to 74.4 percent in 2003, due to higher unit

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

sales of larger boats, which generate higher profit margins, and improvements in efficiencies at Robalo due to higher production and sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2003 were $4,937,000 compared to $4,487,000 for the three months ended September 30, 2002, an increase of $450,000, or 10.0 percent. The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability, including advertising and sales commissions, and warranty expense. Warranty expense has increased recently due to increased customer service demands, primarily due to the sale of larger boats, a trend that began in late 2002 which the Company anticipates will continue. Warranty expense increased by $214,000 to $657,000 during the three months ended September 30, 2003, or 1.5 percent of net sales, compared to $443,000, or 1.1 percent of net sales for the three months ended September 30, 2002. Selling, general and administrative expenses were 11.0 percent of net sales during the three months ended September 30, 2003 and 10.8 percent of net sales during the three months ended September 30, 2002.

OPERATING INCOME for the three months ended September 30, 2003 was $6,566,000, an increase of $1,355,000 or 26.0 percent compared to operating income of $5,211,000 for the comparable period in 2002. Operating income was higher due to higher net sales, partially offset by higher cost of goods sold and selling, general and administrative expenses during the period, as discussed above.

INTEREST INCOME was $75,000 during the three months ended September 30, 2003 compared to $176,000 in the prior year period, a decrease of $101,000 or 57.4 percent. This decrease resulted from lower investment returns due to lower market interest rates during the three months ended September 30, 2003 than the three months ended September 30, 2002, partially offset by higher investable average balances of cash and marketable securities. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable debt securities.

INCOME TAX PROVISION for the three months ended September 30, 2003 reflects an effective tax rate of 32.9 percent, compared to 38 percent for the three months ended September 30, 2002. The decrease in rate reflects the effect of implementing tax planning strategies and decreasing the overall estimated effective rate for the full year from 36 percent to 35 percent in the third quarter of 2003. The effective rate change increased net income by $342,000 or $0.02 per diluted share. The income tax provision of $2,182,000 was $135,000 or
6.6 percent higher than the income tax provision of $2,047,000 for the three months ended September 30, 2002 as a result of higher operating income, partially offset by the lower effective tax rate.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


NET INCOME for the quarter ended September 30, 2003 was $4,459,000 or $0.25 diluted earnings per share compared to $3,340,000 or $0.19 diluted earnings per share for the quarter ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 2002
------------------

NET SALES for the nine months ended September 30, 2003 increased $19,893,000 or
15.7 percent to $146,961,000 compared with $127,068,000 for the nine months ended September 30, 2002. The increase in net sales was due to a 6.4 percent increase in the average selling price of boats and parts and accessories sales, and a 9.3 percent increase in the number of boats sold. The increase in unit sales of boats was primarily due to higher volume of sportboats coupled with an increase in the sales of Robalo. Contributing to the increase in the sales of Robalo was the expansion of the product line resulting in the availability of more models during this nine month period than in the comparable period last year. The increase in average sales price was primarily due to increases in sales of higher-priced models in all product lines and price increases implemented during the third quarter of 2003.

COST OF GOODS SOLD for the nine months ended September 30, 2003 was $109,815,000 compared to $98,789,000 for the nine months ended September 30, 2002, an increase of $11,026,000 or 11.2 percent. The increase in cost of goods sold was due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased from 77.7 percent in 2002 to 74.7 percent in 2003. The decrease in cost of goods sold as a percentage of net sales was due to efficiencies from higher overall production volume, increased unit sales of larger boats, which generate higher profit margins, improvements at Robalo, and various adjustments to model year end 2003 accruals. The gross profit improvement at Robalo was also due to a 68.5 percent increase in unit sales compared to the nine months ended September 30, 2002 due to the expansion of the product line resulting in the availability of more models.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2003 were $16,611,000 compared to $13,553,000 for the nine months ended September 30, 2002, an increase of $3,058,000, or 22.6 percent. The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability, including incentive compensation, advertising and sales commissions and warranty expense. Warranty expense has increased recently due to increased customer service demands, primarily due to the sale of larger boats, a trend that began in late 2002 which the Company anticipates will continue. Warranty expense increased by $1,005,000 to $2,303,000 during the nine months ended September 30, 2003, or 1.6 percent of net sales, compared to $1,298,000, or 1.0 percent of net sales for the nine months ended September 30, 2002. Selling, general and administrative expenses were 11.3 percent of net sales during the nine months ended September 30, 2003 and 10.7 percent of net sales during the nine months ended September 30, 2002.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


OPERATING INCOME for the nine months ended September 30, 2003 was $20,535,000, an increase of $5,809,000 or 39.4 percent compared to operating income of $14,726,000 for the comparable period in 2002. Operating income was higher due to higher net sales, partially offset by higher cost of goods sold and selling, general and administrative expenses during the period, as discussed above.

INTEREST INCOME was $410,000 during the nine months ended September 30, 2003 compared to $496,000 in the prior year period, a decrease of $86,000, or 17.3 percent. This decrease resulted from lower investment returns due to lower market interest rates during the nine months ended September 30, 2003 than during the nine months ended September 30, 2002, partially offset by higher average investable balances of cash and marketable securities. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable debt securities.

INCOME TAX PROVISION for the nine months ended September 30, 2003 reflects an effective tax rate of 35 percent, compared to 38 percent for the nine months ended September 30, 2002. The decrease in rate reflects the effect of implementing tax planning strategies. The effective rate change increased net income by $628,000 or $0.04 per diluted share. The income tax provision of $7,331,000 was $1,547,000 or 26.7 percent higher than the income tax provision of $5,784,000 for the nine months ended September 30, 2002 as a result of higher income before income taxes, partially offset by the lower effective tax rate.

NET INCOME for the quarter ended September 30, 2003 was $13,614,000 or $0.76 per diluted share compared to $9,438,000 or $0.53 per diluted share for the quarter ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. During the nine months ended September 30, 2003, cash and cash equivalents and marketable securities increased by $4,801,000.

Cash provided by operating activities for the nine months ended September 30, 2003 was $12,077,000 compared to $9,041,000 for the nine months ended September 30, 2002, an increase of $3,036,000. The increase resulted primarily from increased net income partially offset by higher working capital needs in the nine months of 2003 as compared to the nine months in 2002.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


Cash (used for) provided by investing activities for the nine months ended September 30, 2003 was net cash used of $3,975,000 for investing activities compared to net cash provided by investing activities of $4,039,000 for the nine months ended September 30, 2002. The $8,014,000 increase in cash used resulted from higher capital expenditures during 2003 for the construction of an administrative office building, addition of miscellaneous manufacturing assets and investments in marketable securities in 2003 compared to sales of marketable securities in the prior year. The construction of this administrative office building was completed in the second quarter of 2003. The Company currently expects that capital expenditures during 2003 will be approximately $5,000,000, of which $3,372,000 has been spent through September 30, 2003.

Cash used for financing activities for the nine months ended September 30, 2003 was $3,753,000 compared to $1,775,000 for the nine months ended September 30, 2002, an increase in cash used of $1,978,000. The increase relates to cash used to purchase the Company's common stock in the open market, and an increase in dividend payments resulting from the Company's decision during the first quarter of 2003 to increase its quarterly dividend from $0.02 per share to $0.04 per share. During the three months ended September 30, 2003, the Company repurchased 6,200 shares in the open market. The Company has purchased a total of 298,000 shares in the open market under a plan authorized by its Board of Directors, and can purchase up to 702,000 additional shares under this plan.

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

The Company has an insignificant amount of obligations and commitments that require future payments. Consistent with customary industry practices, the Company has agreements with third-party dealer floor plan lenders to repurchase up to a specified limit any of its boats that are repossessed by the lenders. The Company's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in new condition, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats. As of September 30, 2003, the maximum exposure by the Company under these agreements was approximately $4,016,000.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accrual account during the nine months ended September 30, 2003.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


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

INFLATION
---------
Inflation has not had a material effect on Marine Products' operations. If inflation increases, Marine Products will attempt to increase its prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation. Inflation can also impact Marine Products' sales and profitability. New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

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

The words "may," "should," "will," "expect," "believe," "anticipate," "intend," "plan," "believe," "seek," "project," "estimate," and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the following:
Marine Products' dependence on its network of independent boat dealers, which may affect its growth plans and net sales, weather

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to continue to increase the production of the Robalo product line, realization of repurchase obligations under agreements with third-party dealer floor plan lenders, the effects of the economy on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2003, did not hold derivative financial instruments which could expose the Company to significant market risk. Also, as of September 30, 2003, the Company's investment portfolio, comprised of United States Government, corporate and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Marine Products Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting during the quarter that could significantly affect these controls. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit Number   Description
          --------------   -----------

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

          31.1             Certification of Chief Executive Officer pursuant to
                           Item 601(b)(31) of Regulation S-K.

          31.2             Certification of Chief Financial Officer pursuant to
                           Item 601(b)(31) of Regulation S-K.

          32.1             Certification of Chief Executive Officer pursuant to
                           Item 601(b)(32) of Regulation S-K.

          32.2             Certification of Chief Financial Officer pursuant to
                           Item 601(b)(32) of Regulation S-K.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


     (b)  Reports on Form 8-K during the quarter ended September 30, 2003

--------------------------------------------------------------------------------
                  Date of earliest
Date Filed        event reported         Description of event
--------------------------------------------------------------------------------
July 10, 2003     July 10, 2003          Item 5 and Item 7: Registrant issued a
                                         press release titled "Marine Products
                                         Corporation Reports Stock Buyback"
July 23, 2003     July 23, 2003          Item 5 and Item 7: Registrant issued a
                                         press release titled "Marine Products
                                         Corporation Reports 2003 Second Quarter
                                         Results"
July 23, 2003     July 23, 2003          Item 5 and Item 7: Registrant issued a
                                         press release titled "Marine Products
                                         Corporation Announces Second Quarter
                                         Cash Dividend"

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MARINE PRODUCTS CORPORATION


                                      /s/ Richard A. Hubbell
                                      ----------------------
Date: October 31, 2003                Richard A. Hubbell
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ Ben M. Palmer
                                      -----------------
Date: October 31, 2003                Ben M. Palmer
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)