Form 10-K
period 2003-12-31
MARINE PRODUCTS CORP
filed 2004-03-09
CIK 1129155

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                       -----------------------------------

                           Commission File No. 1-16263
                           MARINE PRODUCTS CORPORATION

         DELAWARE                                        58-2572419
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                             2170 PIEDMONT ROAD, NE
                             ATLANTA, GEORGIA 30324
                                 (404) 321-7910

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $0.10 PAR VALUE                   AMERICAN STOCK EXCHANGE

           Securities registered pursuant to section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):[X] Yes [ ] No

The aggregate market value of Marine Products Corporation Common Stock held by non-affiliates on June 30, 2003, the last business day of the registrant's most recent second fiscal quarter, was $56,547,663 based on the closing price on the American Stock Exchange on June 30, 2003 of $10.85 per share.

Marine Products Corporation had 25,792,725 (adjusted for the three-for-two stock split payable March 10, 2004) shares of Common Stock outstanding as of February 27, 2004.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

                                     PART I

References in this document to "we," "our," "us," "Marine Products," or "the Company" mean Marine Products Corporation ("MPC") and its subsidiaries, Chaparral Boats, Inc. ("Chaparral") and Robalo Marine LLC ("Robalo"), collectively or individually, except where the context indicates otherwise.

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

ITEM 1. BUSINESS

Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products' product offerings include Chaparral sterndrive and inboard pleasure boats and Robalo outboard sport fishing boats.

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

OVERVIEW
Marine Products Corporation designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, and sport fishing markets. The Company sells its products to a network of 161 domestic and 19 international independent authorized dealers. Marine Products' mission is to enhance its customers' boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive and inboard-powered sportboats, deckboats, and cruisers, and the most recent available industry statistics [source: Statistical Surveys, Inc. report dated June 30, 2003] indicate that Chaparral is the third largest manufacturer of 18 to 35 foot sterndrive boats in the United States. Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral's first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time the Company grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With 38 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters. Chaparral's management team has focused on improvements in manufacturing efficiency and refinement of product offerings.

Marine Products Corporation also manufactures and sells Robalo sport fishing boats, which are powered by outboard engines and designed primarily for salt water sport fishing. The Company's ownership of Robalo is the result of the acquisition, in June 2001, of certain operating and intangible assets of Robalo, formerly a segment of the U.S. Marine division of Brunswick Corporation. This transaction also included the purchase of the Wahoo!(TM) trade name. The purchase price was funded using available cash and has been accounted for using the purchase method of accounting.

After the acquisition by Marine Products, Robalo began production of two 23-foot models and made its first sales during the fourth quarter of 2001. Since that time, Robalo has expanded its product offerings to include a total of eight models ranging from 19 feet to 26 feet in length. Net sales of the Robalo products accounted for over six percent of total fiscal 2003 net sales. The Company believes that Robalo's share of the outboard sport fishing boat market is less than one percent.

Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an "unsinkable" hull. Robalo was acquired by U.S. Marine and relocated to Tallahassee, Florida in 1991. During 2000, Robalo produced and sold approximately 600 units. With the downturn in the boating industry in 2000, U.S. Marine ceased production of Robalo boats in early 2001, prior to Robalo's purchase by Marine Products. Following the acquisition, Marine Products moved the operating assets of Robalo from Tallahassee, Florida to a manufacturing facility in Valdosta, Georgia.

PRODUCTS
Marine Products offers a comprehensive range of motorized recreational boats. Marine Products distinguishes itself by offering a wide range of products to the family recreational market and cruiser market through its Chaparral brand, and to the sport fishing market through its Robalo brand.
The following table provides a brief description of each of our brands and its particular market focus:


                                                               APPROXIMATE
                               NUMBER OF       OVERALL           RETAIL
           BRAND                MODELS         LENGTH          PRICE RANGE                    DESCRIPTION
---------------------------  -------------  --------------  ------------------ -----------------------------------------
Chaparral -                        7           24'-35'          $54,000 -      Fiberglass, accommodation-focused
Signature Cruisers                                              $230,000       cruisers. Marketed to experienced boat
                                                                               owners through trade magazines and boat
                                                                               show exhibitions.

 Chaparral -                      13           18'-28'          $18,000 -      Fiberglass bowriders and closed deck
 SS Sportboats                                                  $103,000       runabouts. Encompasses affordable,
                                                                               entry-level to mid-range sportboats.
                                                                               Marketed as high value runabouts for
                                                                               family groups.

 Chaparral -                       7           21'-28'          $33,000 -      Fiberglass deckboats. Encompasses
 Sunesta Deckboats                                              $60,000        affordable, entry-level to mid-range
                                                                               deck boats. Marketed as high value
                                                                               family pleasure boats with the
                                                                               handling of a runabout, the style
                                                                               of a sportboat and the roominess
                                                                               of a cruiser.

 Robalo -                          9           19'-26'          $25,000 -      Sport fishing boats for large
 Sport Fishing Boats                                            $125,000       freshwater lakes or saltwater use.
                                                                               Marketed to experienced fishermen.

MANUFACTURING
Marine Products' manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. Marine Products utilizes seven different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers.

The manufacturing process begins with design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold. Then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hulls and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

In 2002, Chaparral became ISO 9001: 2000 certified. ISO 9001: 2000 is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2000 surpasses previous ISO designations. The audit process was conducted by Det Norske Veritas (DNV) as registrar. The Company believes that Chaparral is the largest boat manufacturer that does not design and construct its own engines in addition to being the second largest boat manufacturing brand to hold the ISO 9001: 2000 certification.

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

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer orders. Sterndrive engines for the Chaparral brand are purchased through the American Boat Builders Association ("ABA"), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a supply contract with the ABA. Marine Products has engine supply contracts for its Robalo product line with Mercury, Honda, and Yamaha. These engine supply arrangements were not negotiated through the ABA. See "Growth Strategies" below.

In the event of a sudden interruption in the supply of engines from these suppliers, our sales and profitability could be negatively impacted.

SALES AND DISTRIBUTION
Sales are made through approximately 145 Chaparral dealers and 32 Robalo dealers located in markets throughout the United States. Sixteen of these dealers sell both brands. Dealers market directly to consumers at boat shows and in the dealers' showrooms. Marine Products also has 19 international dealers. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the interests of the existing dealers. Marine Products' seven independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales force is directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company's products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat shows. The largest Marine Products dealer accounts for less than 10 percent of annual net sales.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales or risk related to foreign currency fluctuation. Marine Products believes that within several years, foreign sales could produce additional sales growth.

Marine Products' sales orders are based on strong interest by its dealers. Although orders are cancelable at any time, substantially all boats are pre-sold to a dealer before entering the production line. Historically, dealers have in most cases taken delivery of all their orders. The Company attempts to ensure that its dealers do not accept an excessive amount of inventory by monitoring their inventory levels and scheduling production with very short lead times in order to maintain flexibility, in the event that adjustments need to be made to the inventory that the dealers initially ordered. In the past, Marine Products has been able to resell any boat for which the order has been cancelled. To date, cancellations have not had a material effect on Marine Products.

Most of Marine Products' domestic shipments are made pursuant to commercial dealer "floor plan financing" programs in which Marine Products' subsidiaries participate on behalf of their dealers with several major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of inventory for sales to retail customers in the show room or boat shows. When a dealer purchases and takes delivery of a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products, generally, within 10 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer's floor plan credit facilities are secured by the dealer's inventory, letters of credit, and perhaps other personal and real property. Most dealers maintain financing arrangements with more than one lender. In connection with the dealer's floor plan arrangements with qualifying providers, Marine Products or its subsidiaries has agreed to repurchase any of its boats, up to specified limits, which the lender repossesses from a dealer and returns to Marine Products in a "like new" condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. As of December 31, 2003, Marine Products' aggregate obligation to repurchase boats under these floor plan financing programs described above was approximately $4,000,000. Unlike Marine Products' obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for Chaparral or Robalo boats would be the responsibility of the dealer.

Marine Products' dealer incentive programs are designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, to stabilize Marine Products' manufacturing between the peak and off-peak periods, and to promote sales of certain products. For the 2004 model year (which commenced July 1, 2003), Marine Products offered its dealers several incentive programs based on dollar volumes and timing of dealer purchases. One program offered discounts, protection against model year price increases, and payment of floor plan financing interest charged by qualified floor plan providers to dealers generally through April 1, 2004 based on volumes and timing of purchases throughout the model year. After the free interest programs end, interest costs revert to the dealer at the rates set by the lender. The dealers make curtailment payments (principal payments) on the boats as set forth in the floor plan agreements between the dealer and their particular commercial lender. In addition, Marine Products periodically conducts sales promotion programs designed to increase sales of a particular product during specific periods of a given model year.

These various sales incentives and promotions have resulted in relatively level month-to-month production and sales. Similar sales incentive and promotion programs have been in effect during the past several years, and Marine Products expects to continue to offer these types of programs in the future.

As of December 31, 2003, the sales order backlog was 1,933 units with estimated gross sales of approximately $53,769,000. This represents an approximate 14 week backlog based on recent production levels. The Company is able to avoid manufacturing a significant number of boats for inventory by monitoring dealer inventories, retail boat sales and boat show attendance, and making inquiries of its sales representatives and third party floor plan lenders, and then adjusting its production levels based on this information, in order to manufacture boats in response to immediate demand. Boats are occasionally manufactured for inventory rather than immediate delivery because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

Chaparral has been a leading innovator in the recreational boating industry. One of Chaparral's most innovative designs is the full-length "Extended V-Plane" running surface. Typically, sterndrive boats have a several foot gap on the bottom rear of the hull where the engine enters the water. With Chaparral's design, the running surface extends the full length to the rear of the boat. The benefit of this innovation is more deck space, better planing performance and a more comfortable ride. All of Chaparral's models have the "Extended V-Plane" running surface. Although the basic hull designs are similar, Chaparral introduces a variety of new models each year. New models are generally in production for only a few years before being replaced, updated, or discontinued.

Robalo's hulls utilize the Hydro LiftTM hull design. This variable dead rise hull design provides a smooth ride in rough conditions. It also increases fuel economy and allows a given level of engine horsepower to propel a heavier boat to a given speed. Robalo's current models utilize the Hydro LiftTM design and we plan to utilize this design on Robalo or other sport fishing boat models as well.

In support of its new product development efforts, Marine Products incurred research and development costs of $1,075,000 in 2003, $1,605,000 in 2002 and $1,955,000 in 2001.

INDUSTRY OVERVIEW

For 2003, the recreational boat industry accounted for less than one percent of the United States Gross Domestic Product. The recreational marine market is a mature market, with 2002 (latest data available to us) retail expenditures of $30 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association ("NMMA"). Pleasure boats compete for consumers' free time with all other leisure activities, from computers and video games to other outdoor sports. One of the greatest obstacles for the pleasure boat industry is consumers' diminishing leisure time.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that more than 70 million people in the United States participate in recreational boating. There are currently over 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, rowboats, etc.). Marine Products competes in the sterndrive and inboard boating category with its three lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats. More than 90 percent of the Company's products are sterndrive boats.

At 56,099 units, sterndrive boats accounted for approximately 43 percent of the total new fiberglass powered boat units between 18 and 35 feet in hull length sold in 2003. Sales in this category had an estimated total retail value of $2.5 billion, or an average retail price per boat of approximately $45,000. Management believes that the five largest states for boat sales are Michigan, California, Florida, New York and Texas. Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry sales during 2003 were realized in the segments of new and used boat sales, motors and engines, trailers, and other boat accessories. Marine Products' subsidiaries compete in the new fiberglass boat market with hull lengths of 18 to 35 feet, which realized an estimated $5.1 billion in retail sales during 2003. The table below shows these estimated sales by category for 2003 and 2002, ranked by 2003 retail sales (source: Info-Link Technologies, Inc.):

                                                           2003                        2002
------------------------------------------------------------------------------------------------------
                                                  Units       Sales ($ B)       Units      Sales ($ B)
                                                  -----       -----------       -----      -----------
Sterndrive Boats                                 56,099             $ 2.5      60,350            $ 2.6
Outboard Boats                                   57,475               1.7      56,629              1.5
Inboard Boats                                    12,672                .8      12,901               .8
Jet Boats                                         3,253                .1       3,530               .1
------------------------------------------------------------------------------------------------------
TOTAL                                           129,499             $ 5.1     133,410            $ 5.0
======================================================================================================

Chaparral's products are categorized as sterndrive and inboard boats and Robalo's products are categorized as outboard boats.

The recreational boat manufacturing market remains highly fragmented. With the exception of Brunswick Corporation and Genmar, which have acquired a number of recreational boat manufacturing operations, there has been very little consolidation in the industry. We estimate that the boat manufacturing industry includes over 100 sterndrive manufacturers and over 300 outboard boat manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., as of June 30, 2003 (latest information available), the top five sterndrive manufacturers have a market share of approximately 52 percent.

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

Management believes Marine Products is well positioned to take advantage of the following conditions, which continue to characterize the industry:

     o labor-intensive manufacturing processes that remain largely unautomated;
     o increasingly strict environmental standards derived from governmental regulations and customer sensitivities;
     o a lack of focus on coordinated customer service and support by dealers and manufacturers; and
     o a high degree of fragmentation and competition among the more than 100 recreational boat manufacturers.

GROWTH STRATEGIES
The pleasure boat market is a mature industry. According to Info-Link Technologies, Inc. unit sales of sterndrive boats have declined by more than five percent between 2001 and 2003, so Marine Products has grown its unit sales and net sales primarily through increasing market share and by expanding the number of models and product lines. Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 4.75 percent in fiscal 1996 to
8.35 percent for the six months ended June 2003 (the most recent information provided to us by Statistical Surveys, Inc.). The Company continues to expand its product offerings into the outboard boats market, the largest boat market not previously served by the Company's products, and by constant improvement and expansion into larger boats within its sterndrive and inboard offerings.

Marine Products' operating strategy emphasizes innovative designs and manufacturing processes, by delivering a high quality product while lowering manufacturing costs through increased efficiencies in our facilities. In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third party customer of major components including sterndrive engine suppliers. Marine Products' Chaparral subsidiary is a founding member of the ABA, which collectively represents 12 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers. Marine Products is also a significant consumer of fiberglass materials and the Company intends to capitalize on relationships with fiberglass suppliers to assist Marine Products' profitable growth.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of approximately 180 dealers located throughout the United States and internationally. Our strategy is to increase selectively the quantity of our dealers, and work to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales. Marine Products intends to continue to strengthen its dealer network and build brand loyalty with both dealers and customers.

As part of Marine Products' overall strategy, Marine Products will also consider making strategic acquisitions in order to complement existing product lines, expand its geographic presence in the marketplace and strengthen its capabilities.

COMPETITION
The recreational boat industry is highly fragmented, resulting in intense competition for customers, dealers and boat show space. There is significant competition both within markets we currently serve and in new markets that we may enter. Marine Products' brands compete with several large national or regional manufacturers that have substantial financial, marketing and other resources. However, we believe that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and our nationwide presence, enable us to compete effectively against these companies. In each of our markets, Marine Products competes on the basis of responsiveness to customer needs, the quality and range of products offered, and the competitive pricing of those products. Additionally, Marine Products faces general competition from all other recreational businesses seeking to attract consumers' leisure time and discretionary spending dollars.

According to Statistical Surveys, Inc. the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales for the six months ended June 30, 2003 (the most current information available to us). Several of these manufacturers are part of larger integrated boat building companies and are marked with asterisks. Management believes the companies set forth below represent approximately 73 percent of all United States retail sterndrive boat registrations during the six months ending June 30, 2003.

1.    Bayliner*
2.    Sea Ray*
3.    Chaparral
4.    Glastron**
5.    Four Winns**
6.    Crownline
7.    Larson**
8.    Stingray
9.    Rinker
10.   Maxum*

The outboard engine powered market has a large breadth and depth, accounting for almost 50 percent of all boats sold. Robalo's share of the sport fishing boat market during the six months ending June 30, 2003 was immaterial. Primary competitors for Robalo include Grady-White, Mako, Boston Whaler* and Hydra Sports**.

*                 a subsidiary of Brunswick Corporation
**                a subsidiary of Genmar Industries

ENVIRONMENTAL AND REGULATORY MATTERS
Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency ("EPA") and state pollution control agencies, which require reports and inspect facilities to monitor compliance with their regulations. The Occupational Safety and Health Administration ("OSHA") standards limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Marine Products' manufacturing facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. Marine Products believes that its facilities comply with substantially all regulations. Although capital expenditures related to compliance with environmental laws are expected to increase during the coming years, we do not currently anticipate that any material expenditure will be required to continue to comply with existing environmental or safety regulations in connection with its existing manufacturing facilities.

Recreational powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community's imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. All boats sold by Marine Products meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. While Marine Products has instituted recalls for defective component parts produced by other manufacturers, there has never been a safety related recall resulting from Marine Products' design or manufacturing process. None of the recalls has had a material adverse effect on Marine Products.

EMPLOYEES
As of December 31, 2003, Marine Products had approximately 975 employees, of whom six were management and 36 administrative. None of Marine Products' employees is party to a collective bargaining agreement. Marine Products' entire workforce is currently employed in the United States and Marine Products believes that its relations with its employees are good.

PROPRIETARY MATTERS

Marine Products owns a number of trademarks and trade names that it believes are important to its business. Except for the Chaparral, Robalo and Wahoo! trademarks, however, Marine Products is not dependent upon any single trademark or trade name or group of trademarks or trade names. The Chaparral, Robalo and Wahoo! trademarks are currently registered in the United States. The current duration for such registration ranges from seven to 15 years in the United States, but each registration may be renewed an unlimited number of times.

Several of Chaparral's designs are protected under the U.S. Copyright Office's Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2003, there were seven Chaparral hull designs registered under the Vessel Hull Design Protection Act. These designs were registered in 2002. There are no Robalo hull designs registered as of December 31, 2003.

AVAILABILITY OF FILINGS

Marine Products makes available free of charge on its website, www.marineproductscorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission at no cost to current and potential investors.

RISK FACTORS

ECONOMIC CONDITIONS AND CONSUMER CONFIDENCE LEVEL AFFECT MARINE PRODUCTS' SALES BECAUSE MARINE PRODUCTS' PRODUCTS ARE PURCHASED WITH DISCRETIONARY INCOME

During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political uncertainty, such as the current threats in the Middle East, Marine Products will be negatively affected as consumers delay large discretionary purchases pending the resolution of that uncertainty.

INTEREST RATES AND FUEL PRICES AFFECT MARINE PRODUCTS' SALES

The Company's products are often financed by our dealers and the retail boat consumers, thereby higher interest rates increase the borrowing costs and, accordingly, the cost of doing business for dealers and cost of a boat purchase for consumers. Fuel costs can represent a large portion of the costs to operate our products. Therefore, higher interest rates and fuel costs can adversely affect purchasers' decisions.

MARINE PRODUCTS' DEPENDENCE ON ITS NETWORK OF INDEPENDENT BOAT DEALERS MAY AFFECT ITS GROWTH PLANS AND SALES

Virtually all of Marine Products' sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. We face intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products' ability to generate sales. A deterioration in the number or quality of Marine Products' network of independent boat dealers would have a material adverse effect on its powerboat sales. Marine Products' inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its growth plans.

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

BECAUSE MARINE PRODUCTS RELIES ON THIRD PARTY VENDORS, MARINE PRODUCTS MAY BE UNABLE TO OBTAIN ADEQUATE RAW MATERIALS AND COMPONENTS

Marine Products is dependent on third party vendors to provide raw materials and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products' boats. While Marine Products' management believes that vendor relationships currently in place are sufficient to provide the materials necessary to meet present production demands, there can be no assurance that these relationships will continue or that the quantity or quality of materials available from these vendors will be sufficient to meet Marine Products' future needs, irrespective of whether Marine Products successfully implements its growth and acquisition strategies. Disruptions in current vendor relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in construction materials or the inability of Marine Products' management to purchase construction materials required to complete its growth and acquisition strategies could cause a reduction in Marine Products' profit margins or reduce the number of powerboats Marine Products may be able to produce for sale.

MARINE PRODUCTS MAY BE UNABLE TO IDENTIFY, COMPLETE OR SUCCESSFULLY INTEGRATE ACQUISITIONS

Marine Products intends to pursue acquisitions and form strategic alliances that will enable Marine Products to acquire complementary skills and capabilities, offer new products, expand its customer base, and obtain other competitive advantages. There can be no assurance, however, that Marine Products will be able to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into its existing operations, or expand into new markets. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management resources, and possible adverse effects on earnings and earnings per share resulting from increased interest costs, the issuance of additional securities, and difficulties related to the integration of the acquired business. The failure to integrate acquisitions successfully may divert management's attention from Marine Products' existing business and may damage Marine Products' relationships with its key customers and suppliers.

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

MARINE PRODUCTS' MANAGEMENT HAS A SUBSTANTIAL OWNERSHIP INTEREST; PUBLIC STOCKHOLDERS MAY HAVE NO EFFECTIVE VOICE IN MARINE PRODUCTS' MANAGEMENT

The Company has elected the "Controlled Company" exemption under Part 8, Sec. 801(a) of the American Stock Exchange ("AMEX") Company Guide. The Company is a "Controlled Company" because a group that includes the Company's Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company's voting power. As a "Controlled Company", the Company need not comply with certain AMEX rules including those requiring a majority of independent directors.

Marine Products' executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 67 percent of Marine Products' outstanding common stock. As a result, these stockholders will effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of Marine Products at a premium. In addition, the availability of Marine Products common stock to the investing public is limited to the extent that shares are not sold by the executive officers, directors and their affiliates, which could negatively impact Marine Products' stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a substantial portion of their shares could also negatively affect the trading price of Marine Products common stock.

PROVISIONS IN MARINE PRODUCTS' CERTIFICATE OF INCORPORATION AND BYLAWS MAY INHIBIT A TAKEOVER OF MARINE PRODUCTS

Marine Products' certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for shareholder proposals and staggered terms of office for the Board of Directors, that may make more difficult or expensive, or that may otherwise discourage, a tender offer, change in control or takeover attempt that is opposed by Marine Products' Board of Directors.

ITEM 2. PROPERTIES

Marine Products' principal executive office is located in Atlanta, Georgia. This office is currently shared with RPC and is leased from a third party. The monthly rent paid to the third party is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $1,800 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30 day notice. Chaparral owns and maintains approximately 1,045,000 square feet of space utilized for manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia and owns and maintains 83,000 square feet of manufacturing space at our Robalo facility in Valdosta, Georgia. Marine Products' total square footage under roof is allocated as follows: manufacturing - 712,000, research and development - 65,000, warehousing - 183,000, office and other - 85,000.

ITEM 3. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

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

                                                            Date First Elected
                                                            ------------------
         Name and Office with Registrant           Age      to Present Office
         -------------------------------           ---      -----------------

             R. Randall Rollins (1)
              Chairman of the Board                 72            2/28/01

             Richard A. Hubbell (2)
                  President and
             Chief Executive Officer                59            2/28/01

             James A. Lane, Jr. (3)
            Executive Vice President                61            2/28/01
       President of Chaparral Boats, Inc.

               Linda H. Graham (4)
               Vice President and
                    Secretary                       67            2/28/01

                Ben M. Palmer (5)
                 Vice President
      Chief Financial Officer and Treasurer         43            2/28/01



(1) R. Randall Rollins began working for Rollins, Inc. in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC, Inc. and held the position of Chief Executive Officer of RPC until April 22, 2003. He has served as Chairman of the Board of the Company since February 2001 and Chairman of the Board of Rollins, Inc. (consumer services) since October 1991. He is also on the boards of SunTrust Banks, Inc., SunTrust Banks of Georgia, Dover Downs Gaming and Entertainment, Inc., and Dover Motorsports, Inc.

(2) Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products Corporation since it was spun-off in February 2001. He has also been the President of RPC, Inc., since 1987 and Chief Executive Officer since April 22, 2003. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3) James A. Lane, Jr., has held the position of President of Chaparral Boats (formerly a subsidiary of RPC, Inc.) since 1976. He is also a director of RPC, Inc., and has served in that capacity since 1987.

(4) Linda H. Graham has been Vice President and Secretary of Marine Products Corporation since it was spun-off in 2001, and Vice President and Secretary of RPC, Inc. since 1987. Ms. Graham serves on the Board of Directors for both of these companies.

(5) Ben M. Palmer has been Vice President, Chief Financial Officer and Treasurer of Marine Products Corporation since it was spun-off in 2001 and has served the same roles at RPC, Inc. since 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marine Products' common stock is listed on the American Stock Exchange under the ticker symbol "MPX". All share and earnings per share data disclosed below have been restated for the three-for-two stock split to be paid March 10, 2004, to stockholders of record on February 10, 2004. At February 27, 2004, there were 25,792,725 (adjusted for the three-for-two stock split) shares of common stock outstanding.

At the close of business on February 27, 2004, there were approximately 2,418 holders of record of common stock. The high and low prices of Marine Products' common stock for each quarter in the years ended December 31, 2003 and 2002 were as follows:


                                       2003                                  2002
Quarter                    High        Low       Dividends       High        Low        Dividends
---------------------------------------------------------------------------------------------------
First                     $ 7.69      $ 6.20      $ 0.027       $ 5.33      $ 2.92       $ 0.013
Second                      7.67        5.90        0.027         7.77        4.97         0.013
Third                      10.67        7.00        0.027         7.93        6.20         0.013
Fourth                     12.67        9.07        0.027         7.80        6.50         0.013
---------------------------------------------------------------------------------------------------

The Company has paid cash dividends since the second quarter of 2001. Beginning in the first quarter of 2003, Marine Products increased its quarterly cash dividend from $0.013 to $0.027 per common share. At the January 27, 2004 Board of Directors' Meeting, the Board approved a 50 percent increase in the cash dividend, from $0.027 to $0.040 on the split number of shares.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected combined financial data of Marine Products and Chaparral including data for periods prior to the February 28, 2001 spin-off from RPC, Inc. The historical information may not be indicative of Marine Products' future results of operations. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this document.

All earnings per share, shares outstanding and dividends per share have been restated for the three-for-two stock split effective March 10, 2004 for shares held on February 10, 2004.

                                                                              YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND EMPLOYEE DATA)
                                                       -----------------------------------------------------------------------
                                                          2003            2002          2001          2000            1999
                                                       -----------    -----------    -----------    -----------    -----------
STATEMENT OF INCOME DATA: (a)
Net sales                                              $  193,980     $  162,682     $  134,689     $  148,276     $  122,878
Cost of goods sold                                        143,663        125,282        105,344        115,876         93,247
                                                       -----------    -----------    -----------    -----------    -----------
Gross profit                                               50,317         37,400         29,345         32,400         29,631
Selling, general and administrative expenses               23,015         18,018         16,223         16,945         15,147
                                                       -----------    -----------    -----------    -----------    -----------
Operating income                                           27,302         19,382         13,122         15,455         14,484
Interest income                                               501            600            689            280            233
Gain on settlement of claim                                    --             --             --          6,817             --
                                                       -----------    -----------    -----------    -----------    -----------
Income before income taxes                                 27,803         19,982         13,811         22,552         14,717
Income tax provision                                        9,731          7,593          5,248          8,591          5,599
                                                       -----------    -----------    -----------    -----------    -----------
NET INCOME                                             $   18,072     $   12,389     $    8,563     $   13,961     $    9,118
                                                       ===========    ===========    ===========    ===========    ===========

EARNINGS PER SHARE (b)
Basic                                                  $     0.71     $     0.49     $     0.34     $     0.55     $     0.36
                                                       ===========    ===========    ===========    ===========    ===========
Diluted                                                $     0.67     $     0.46     $     0.33     $     0.55     $     0.36
                                                       ===========    ===========    ===========    ===========    ===========

DIVIDENDS PAID PER SHARE                               $     0.11     $     0.05     $     0.04     $        -     $        -
                                                       ===========    ===========    ===========    ===========    ===========

OTHER FINANCIAL AND OPERATING DATA: (a)
Gross profit margin percent                                 25.9%          23.0%          21.8%          21.9%          24.1%
Operating margin percent                                    14.1           11.9            9.7           10.4           11.8
Net cash provided by operating activities              $   17,828     $   11,696     $   10,231     $   15,464     $    9,235
Net cash (used for) provided by investing activities       (4,432)         2,860         (5,919)        (4,198)        (1,665)
Net cash used for financing activities                      4,432          2,229            456         13,600          7,619
Capital expenditures                                   $    3,707     $    3,800     $    5,456     $    4,198     $    1,810
Employees at end of year                                      975            867            758            807            683
Manufacturing space at end of year (square ft.)             1,045            898            898            670            670

BALANCE SHEET DATA AT END OF YEAR: (a)
Cash and cash equivalents                              $   26,244     $   17,280     $    4,953     $    1,097     $    3,431
Marketable securities - current                             1,402          1,929          5,478              -              -
Marketable securities - non-current                         5,930          4,865          7,781              -              -
Inventories                                                21,770         20,685         14,478         15,064         13,703
Working capital                                            45,984         33,390         20,311         10,488         12,514
Property, plant and equipment, net                         17,761         16,216         14,230          9,796          6,714
Total assets                                               86,314         71,063         56,513        103,449         88,168
Total stockholders' equity                             $   69,966     $   56,833     $   46,345     $   92,593     $   78,632

     (a) See Related Party Transactions in Item 7 for information about spin-off transactions affecting selected financial data for periods presented prior to December 31, 2001.

     (b) Earnings per share for the years 1999 through 2001 have been stated on a pro forma basis and have not been audited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based upon and should be read in conjunction with "Selected Financial Data," "Consolidated Financial Statements," and the notes thereto. See also "Forward-Looking Statements" above.

The Board of Directors, at their quarterly meeting on January 27, 2004, authorized a three-for-two stock split by the issuance on March 10, 2004 of one additional common share for each two common shares held of record at February 10, 2004. Accordingly, the par value of additional shares issued will be adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split will be settled in cash. All share and per share data have been retroactively adjusted for this split.

OVERVIEW

Marine Products Corporation, through its wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. The Company sells its products to a network of independent dealers who in turn sells the products to retail customers. These dealers are located throughout the continental United States and in several international markets. Marine Products' business is impacted by economic conditions, consumer confidence, interest rates, the weather, and other factors. The Company's management believes that it has the opportunity to continue to enhance its' customers' boating experience by providing them with high quality, innovative powerboats, and thereby increase its market share, net sales, and net income. Marine Products' management is also focused on the competitive nature of the recreational powerboat manufacturing business and factors which may lead to a decline in consumer confidence or consumers' discretionary income, both of which could negatively impact sales of the Company's powerboats.

OUTLOOK

Management believes that net sales and profits will continue to increase in 2004, based on the projections of continued low interest rates and improving economic conditions. This belief is also based on reports of attendance and sales during the winter 2004 retail boat show season, which began in December 2003. Media reports regarding recent boat shows indicate that attendance has increased by as much as 10 percent compared to last year, although several shows reported decreased attendance due to inclement weather. Boat show attendance has historically been positively correlated with retail boat sales later in the selling season because consumers attend shows due to their interest in recreational boating and make purchasing decisions at a boat show. However, there can be no assurance that this relationship will continue in 2004 or subsequent years. Pleasure boating is a discretionary consumer expenditure, therefore, an increase in interest rates or decline in consumer confidence due to a weakening economy or renewed global conflict would have a serious and immediate negative impact on sales and profits. At the present time, Marine Products Corporation as well as other manufacturers are refining and improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers' boating experiences. Management believes that these efforts may result in increased marketing and other selling, general and administrative expenses in the future.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Recognition of sales - The Company sells its boats through its international network of independent dealers. Although sales orders are cancelable at any time, substantially all boats are pre-sold to a dealer before entering the production line. The Company recognizes sales when all the following conditions are met: (1) a fully executed sales agreement exists, (2) the price of the boat is established, (3) the dealer takes delivery of the boat, and (4) collectibility of the sales price is reasonably assured.

Accrued sales discounts - The Company's incentive programs include annual volume based discounts that promote early replenishment of dealer inventories after the spring and summer peak selling seasons and help to level out manufacturing volumes throughout the year. These discounts are based on the dealer purchase volumes for the period July 1 through June 30 of the following year. The Company monitors dealer purchases and uses its judgment to determine an appropriate dealer discount reserve. In addition, the Company selectively creates retail sales incentive programs. The Company records these estimated sales discounts at the later of the recognition of sales or the announcement of an incentive program. These estimates are based upon the Company's assessment of the volume of sales that will qualify for each program. Our future financial results will be impacted by any differences between our estimates and the actual amounts paid to settle these liabilities.

Dealer floor plan interest - The Company provides an option to pay a qualifying dealer's incurred floor plan interest costs on current model year inventory held during specified periods of time instead of additional cash discounts. The costs to be paid by the Company will vary depending upon the dollar amount and length of time the dealer maintains the inventory as well as variations in interest rates charged by the floor plan financing companies. At the time the boat sales are recognized, the Company records an experience based estimate of the future interest costs to be incurred. While the Company believes the recorded floor plan interest reserve is adequate and that the judgment applied is appropriate, such estimated amounts could differ materially from what will actually transpire in the future. Our future financial results will be impacted by any differences between our estimates and the actual amounts paid to settle these liabilities.

Warranty accruals - The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull. Warranty costs, if any, on other components of the boats are absorbed by the original manufacturer. The warranty periods vary by component, but extend up to ten years. At the time the boat sales are recognized, the Company records an experience based estimate of the future warranty costs to be incurred on boats sold. While the Company believes the recorded warranty reserve is adequate and that the judgment applied is appropriate, such estimated amounts could differ materially from what will actually transpire in the future. Prospective financial results will be impacted by any differences between these estimates and the actual amounts paid to settle these liabilities.

Accrued insurance liabilities - The Company has exposure to various contingent liabilities and future claims. The Company self insures, up to specified limits, its employee health insurance plan costs. The cost of claims under this self-insurance program is estimated and accrued as the claims are incurred although actual settlement of the claims may not be made until future periods. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. To estimate the ultimate cost of the claims, the Company uses its historical experience, and where appropriate, the advice of outside experts. Upon the ultimate resolution of these uncertainties, future financial results will be impacted by the difference between these estimates and the actual amounts paid to settle the liabilities.

Pension liabilities - Pension expense is determined in accordance with the provisions of SFAS 87, "Employers' Accounting for Pensions." Pension costs are actuarially determined on an annual basis and affected by assumptions including the discount rate, the estimated future return on plan assets and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. The Company utilizes the Moody's Aa long-term corporate bond yield as a basis for determining the discount rate with a yield adjustment made for the longer duration of the Company's obligations. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations with respect to investment returns and asset allocations. The Company chooses a rate of return on plan assets that it believes is an appropriate long-term average return. The expected return on plan assets takes into account estimated future investment returns for various asset classes held in the plans' portfolio. To the extent changes are required in the assumptions discussed above, the Company's recorded liabilities may have to be adjusted and may result in a material impact on the results of operations, financial position or liquidity of the Company.

RESULTS OF OPERATIONS

      ----------------------------------------------------------------------------------------------------
      ($'S IN THOUSANDS)                                       2003             2002             2001
      ----------------------------------------------------------------------------------------------------
      Total number of boats sold                              6,265            5,625            4,891
      Average selling price per boat                   $       31.4     $       29.4      $      28.2
      Net sales                                        $    193,980     $    162,682      $   134,689
      Percentage of cost of goods sold to net sales           74.1%            77.0%            78.2%
      Percentage of selling, general and
        administrative expense to net sales                   11.9%            11.1%            12.0%
      Operating income                                 $     27,302     $     19,382      $    13,122
      Research and development expense                 $      1,075     $      1,605      $     1,955
      Warranty expense                                 $      3,646     $      2,745      $     1,143
      ----------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

NET SALES. Marine Products' net sales increased by $31,298,000 or 19.2 percent in 2003 compared to 2002. The increase was primarily due to an 11.4 percent increase in units sold, as well as a 6.8 percent increase in the average sales price of boats sold. The increases in units sold were realized primarily in the Chaparral sportboat and cruiser lines, and in the Robalo sport fishing boat line. The increase in average sales prices resulted from increased sales of larger cruisers, increased Robalo unit sales, and overall price increases that were implemented for the 2004 model year, which began in July 2003. The net sales increase was also due to higher parts and accessories sales, which is a result of the increasing numbers of boats sold in prior years that are still in operation and require routine maintenance and repair.

Management believes that in general, the increase in unit volume during the year resulted from favorable economic and industry conditions, including continued low interest rates, an improving domestic economy, and a trend in which consumers choose recreational activities that are safe, close to home, and can be enjoyed in a controlled environment with family and friends. The available industry statistics also indicate that Chaparral continued to gain market share in the 18 to 35 foot sterndrive pleasure boat market during 2003, which management believes is due to increased industry recognition of the Company's product quality, enhanced dealer incentive and training programs, and new boat models with designs and features that have broader consumer appeal. The Robalo unit sales increased by 64.1 percent, due to an expanded model offering including larger sizes and more available design options, which led to broader dealer acceptance of the Robalo line and ultimately increased sales volumes.

COST OF GOODS SOLD. Cost of goods sold increased 14.7 percent to $143,663,000 in 2003 compared to $125,282,000 in 2002, an increase of $18,381,000, consistent with the increase in net sales. As a percentage of net sales, cost of goods sold decreased from 2002 to 2003, because of efficiencies gained from higher production volumes, especially within the Robalo line, and an overall shift in model mix to larger boats which typically generate higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $23,015,000 in 2003 compared to $18,018,000 in 2002, an increase of $4,997,000 or 27.7 percent. The Company continued to create some expense leverage with higher net sales. The increase in selling, general and administrative expenses resulted from costs that vary with increased sales and profitability, such as incentive compensation, sales commissions and warranty expense. These increases were partially offset by a decrease in research and development expense, related to less new model design activities in 2003 compared to 2002 when the Company performed a large cruiser design project and several projects to expand the Robalo line. As a percentage of net sales, these expenses increased because the incentive compensation and sales commission expenses were higher due to the increase in gross profit margin and operating margin percents.

Marine Products provides a five year transferable hull structural warranty on Chaparral products against defects in material and workmanship and a 10 year transferable structural hull warranty on Robalo products. A one year warranty on components is provided as well. The engine manufacturer warrants engines included in the boats. Warranty expense was $3,646,000 in 2003 and $2,745,000 in 2002, or 1.9 percent and 1.7 percent of sales in 2003 and 2002, respectively. Warranty expense as a percentage of net sales increased in 2003 due to increased sales of cruisers (which generally incur higher warranty claim costs due to the higher retail price and additional features of the products) and increased customer service demands.

OPERATING INCOME. Operating income was $27,302,000 in 2003, an increase of $7,920,000 or 40.9 percent compared to $19,382,000 in 2002, resulting from higher net sales and gross profit, partially offset by the increase in selling, general and administrative expenses.

INTEREST INCOME. Interest income was $501,000 in 2003 compared to $600,000 in 2002. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The decrease in interest income resulted primarily from lower investment returns in 2003 consistent with lower interest rates offset slightly by a higher balance of investable cash.

INCOME TAX PROVISION. THE effective tax rate was 35 percent in 2003, compared to 38 percent in 2002. The decrease in rate reflects the effect of implementing tax planning strategies. The effective rate change increased net income by $834,000. The income tax provision of $9,731,000 was $2,138,000 or 28.2 percent higher than the income tax provision of $7,593,000 for the prior year as a result of higher income before income taxes, partially offset by the lower effective tax rate.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

NET SALES. Marine Products generated net sales of $162,682,000 in 2002 compared to $134,689,000 in 2001, an increase of $27,993,000 or 20.8 percent. Based on available industry statistics, Chaparral has continued to gain market share. The net sales increase in 2002 compared to 2001 resulted primarily from a 15.0 percent increase in the volume of boats sold coupled with a 4.3 percent increase in the average sales price per unit. Management believes that the increase in unit volume was partially related to the American consumers' decision to pursue recreational activities closer to home due to political and economic uncertainty. The increase in the average sales price resulted from an increase in the number of larger cruisers, sportboats, and deckboats sold during the year in combination with the elimination of our lowest price line of boats, the Chaparral Sse.

COST OF GOODS SOLD. Cost of goods sold was $125,282,000 in 2002 compared to $105,344,000 in 2001. Cost of goods sold, as a percent of net sales decreased in 2002 compared to 2001, the majority of the increase related to the increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $18,018,000 in 2002 compared to $16,223,000 in 2001, an increase of $1,795,000 or 11.1 percent. The Company continued to create some expense leverage with higher net sales. The increase in selling, general and administrative expenses resulted from costs that vary with increased sales and profitability, such as incentive compensation, sales commissions and warranty expense. This increase in costs was partially offset by a decrease in goodwill amortization, which was $684,000 in 2001 and was eliminated during all of 2002 as a result of the implementation of Statement of Financial Accounting Standard ("SFAS") No. 142.

OPERATING INCOME. Operating income was $19,382,000 in 2002, an increase of $6,260,000 or 47.7 percent compared to $13,122,000 in 2001. The increase in operating income resulted from higher net sales and gross profit, partially offset by the increase in selling, general and administrative expenses.

INTEREST INCOME. Interest income was $600,000 in 2002 compared to $689,000 in 2001. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The decrease in interest income resulted primarily from lower investment returns in 2002, consistent with lower interest rates and yields offset slightly by a higher balance of available cash.

LIQUIDITY AND CAPITAL RESOURCES

      ----------------------------------------------------------------------------------------------------
      (IN THOUSANDS)                                           2003             2002             2001
      ----------------------------------------------------------------------------------------------------
      Net cash provided by operating activities          $   17,828       $   11,696       $   10,231
      Net cash (used for) provided by investing
        activities                                           (4,432)           2,860           (5,919)
      Net cash used for financing activities             $   (4,432)      $   (2,229)      $     (456)
      ----------------------------------------------------------------------------------------------------

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

Cash provided by operations increased during 2003 by $6,132,000 compared to 2002. The increase was due to higher operating income in 2003 compared to 2002, partially offset by higher working capital requirements at December 31, 2003 due to an increase in accounts receivable correlated with higher sales and related manufacturing activities, and an increase in income taxes receivable, together with decreases in accounts payable and income tax payable that were caused by timing differences in payments.

Cash used for investing activities increased $7,292,000 compared to 2002. This change was caused by a $7,385,000 net increase in marketable securities in 2003 compared to 2002 due to overall increase in available cash for investment. Capital expenditures decreased slightly to $3,707,000 in 2003 compared to $3,800,000 in 2002. Capital expenditures in 2002 included expenditures for operating equipment and initial expenditures for the construction of a new administrative building at Chaparral's Nashville, Georgia headquarters. In 2003, the largest capital expenditures related to the completion of this administrative office building, the purchase of operating equipment, and the purchase of additional buildings for warehouse storage space. Management expects that capital expenditures during 2004 will be approximately $4,000,000, and are projected to include expenditures for the construction of new warehouse space and capital expenditures for new operating equipment.

Cash used for financing activities increased $2,203,000 in 2003 compared to 2002. The increase relates to cash used to purchase the Company's common stock in the open market, and an increase in dividends resulting from the Company's decision during the first quarter of 2003 to increase its quarterly dividend from $0.013 per share to $0.027 per share. During 2003, the Company purchased 304,785 shares at an average price of $6.60 per share. The Company has purchased a total of 447,351 shares in the open market pursuant to a resolution in April 2001 by the Board of Directors and, as of December 31, 2003, can buy back 1,052,649 more shares under the program. At the January 27, 2004 Board of Directors' Meeting, the Board approved a three-for-two stock split to holders of record on February 10, 2004 payable March 10, 2004, as well as a 50 percent increase in the cash dividend, from $0.027 to $0.040 on the split number of shares.

The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

Consistent with customary industry practices, the Company has agreements with selected third-party dealer floor plan lenders to repurchase any of its boats that are repossessed by the lender. The Company maintains a reserve for estimated losses on boats repurchased. The Company's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to the Company in exchange for the Company's assumption of specified percentages of the dealers' unpaid debt obligation on those boats based on the original dealer purchase date. The Company does not currently expect any of its dealers to default in their obligations to the respective lenders in the near future.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC. This plan is a trusteed defined benefit pension plan that provides monthly benefits upon retirement at age 65 to eligible employees. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. However, the adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the defined benefit pension plan. It is expected that the Company's pension expense will increase in 2004 compared to 2003 primarily because of the decline in the discount rate used to calculate plan liabilities offset slightly by improved pension asset performance in 2003. The Company expects to contribute approximately $700,000 to the multiple employer pension plan in 2004 to achieve its funding objectives.

We believe the liquidity provided by our existing cash, cash equivalents and marketable securities, our overall strong capitalization including no debt, and cash expected to be generated from operations, will be sufficient to meet our requirements for at least the next twelve months. We believe our liquidity will allow us the ability to continue to grow and provide us the opportunity to take advantage of strategic business opportunities that may arise.

OFF BALANCE SHEET ARRANGEMENTS

GUARANTEES. To assist dealers in obtaining financing for the purchase of its boats, the Company has entered into agreements with various dealers and financing institutions to guarantee varying amounts of qualifying dealers' debt obligations related to inventory purchases. The Company's obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in "like new" condition to the Company, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats. As of December 31, 2003, the maximum repurchase obligation outstanding under these agreements which expire in 2004 and 2005 totaled approximately $4,000,000. The Company records the estimated fair value of the guarantee; at December 31, 2003, this amount is immaterial.

The Company has no other off balance sheet transactions as defined in the SEC rules.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of December 31, 2003:

                                                                Payments due by period
                                    ---------------------------------------------------------------------------
                                                          Less                                        More
                                                         than 1           1-3           3-5           than 5
     Contractual Obligations              Total           year           years         years          years
-----------------------------------    ------------   ------------   ------------   ------------   ------------
Long-term debt                         $         -    $         -    $         -    $         -    $         -
Capital lease obligation                   150,000              -              -              -        150,000
Operating  leases (1)                       94,844         28,307         53,170         13,367              -
Purchase obligations (2)                         -              -              -              -              -
Other long-term liabilities (3)                  -              -              -              -              -
                                       ------------   ------------   ------------   ------------   ------------
Total                                  $   244,844    $    28,307    $    53,170    $    13,367    $   150,000
                                       ============   ============   ============   ============   ============

(1). Operating leases represent agreements for various office equipment.

(2). As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.

(3). Long-term liabilities on the balance sheet primarily represent pension obligation and deferred taxes. Minimum pension funding contributions are not included as such amounts have not been determined. The Company expects to make a contribution to the multiple employer pension plan of approximately $700,000 in 2004 which it expects to fund with available cash or from cash generated from operating activities.


RELATED PARTY TRANSACTIONS

Effective with the spin-off, RPC established a cash balance at Marine Products of approximately $15,000,000 by contributing $13,800,000, and cancelled a remaining receivable from RPC totaling approximately $53,800,000. Effective February 28, 2001, the Company began receiving certain administrative services from RPC. The service agreements are more fully described in Note 4 to the consolidated financial statements. The Company's cost for such services aggregated approximately $496,000 in 2003, $588,000 in 2002 and $868,000 in
2001. During 2003 and 2002, the Company paid approximately $171,000 and $332,000 to a division of RPC for the purchase, installation and service of overhead cranes. The Company's directors are also directors of RPC and certain officers are employees of both the Company and RPC.

The Company participates in a multiple employer plan sponsored by RPC. Following the spin-off of the Company in 2001, RPC has charged the Company for, and the Company has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan by RPC to the Company.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has completed an evaluation of its existing relationships with various dealerships that sell its products and has concluded that none of them are variable interest entities under the provisions of FIN 46. In addition, the Company has not entered into any agreements subject to FIN 46 since January 31, 2003. Therefore, the adoption of the Interpretation will not have a material impact on the financial position, results of operations or liquidity of the Company.

In March 2003, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which addresses how a reseller of a vendor's products should account for cash consideration received from the vendor. Marine Products has adopted EITF 02-16 for all arrangements entered into after December 31, 2002. The Company receives a discount on the purchase of engines from certain manufacturers to be used by the Company to promote the respective engines. The discounts are accounted for as a reduction in cost of inventory acquired. The effect of the adoption of EITF 02-16 did not have a material impact on the Company's earnings.

In December 2003, the FASB reissued Statement of Financial Accounting Standard ("SFAS") 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which replaced the previously existing pronouncement. The revised SFAS does not change the measurement or recognition provisions; however, it requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans. The disclosure rules apply to annual financial statements for fiscal years ending after December 15, 2003. In addition, there are additional disclosure requirements for the interim-period financial reports starting in the first quarter of 2004. The Company has adopted the provisions of SFAS 132 and presented the additional disclosures in the notes to the consolidated financial statements. The adoption of SFAS 132 did not have a material effect on the financial position, results of operations or liquidity of the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Marine Products to significant market risk. Marine Products maintains an investment portfolio, comprised of United States Government, corporate and municipal debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products' portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------
                                MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------
(in thousands except share information)
--------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                            2003             2002
--------------------------------------------------------------------------------------------------------------

ASSETS
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                       $       26,244   $      17,280
Marketable securities                                                                    1,402           1,929
Accounts receivable, less allowance for doubtful accounts of $67
  in 2003 and 2002                                                                       3,970           1,471
Inventories                                                                             21,770          20,685
Income taxes receivable                                                                  1,073               -
Deferred income taxes                                                                    2,265           2,419
Prepaid expenses and other current assets                                                  616           1,623
--------------------------------------------------------------------------------------------------------------
  Current assets                                                                        57,340          45,407
Property, plant and equipment, net                                                      17,761          16,216
Intangibles, net of accumulated amortization
  of $10,469 in 2003 and $10,429 in 2002                                                 3,818           3,858
Marketable securities                                                                    5,930           4,865
Other assets                                                                             1,465             717
--------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $       86,314   $      71,063
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                $        2,730   $       3,414
Income taxes payable                                                                         -           1,066
Other accrued expenses                                                                   8,626           7,537
--------------------------------------------------------------------------------------------------------------
  Current liabilities                                                                   11,356          12,017
Pension liabilities                                                                      2,233             626
Deferred income taxes                                                                    1,160             614
Other long-term liabilities                                                              1,599             973
--------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     16,348          14,230
Commitments and contingencies
Common stock, $.10 par value, 50,000,000 shares authorized,
  25,728,233 shares issued in 2003, 25,682,076 shares issued in 2002                     2,573           2,568
Capital in excess of par value                                                          35,722          37,422
Retained earnings                                                                       32,409          17,074
Accumulated other comprehensive (loss) income                                             (509)            103
Deferred compensation                                                                     (229)           (334)
--------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                            69,966          56,833
--------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                    $       86,314   $      71,063
==============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                       CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------------
                                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------
                                                                      (in thousands except per share data)
--------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                  2003            2002           2001
--------------------------------------------------------------------------------------------------------------
NET SALES                                                          $   193,980     $   162,682    $   134,689
Cost of goods sold                                                     143,663         125,282        105,344
                                                                    -----------     -----------    -----------
Gross profit                                                            50,317          37,400         29,345
Selling, general and administrative expenses                            23,015          18,018         16,223
                                                                    -----------     -----------    -----------
Operating income                                                        27,302          19,382         13,122
Interest income                                                            501             600            689
                                                                    -----------     -----------    -----------
INCOME BEFORE INCOME TAXES                                              27,803          19,982         13,811
Income tax provision                                                     9,731           7,593          5,248
                                                                    -----------     -----------    -----------
NET INCOME                                                         $    18,072     $    12,389    $     8,563
                                                                    ===========     ===========    ===========

EARNINGS PER SHARE (2001 PRO FORMA - UNAUDITED)
         Basic                                                     $      0.71     $      0.49    $      0.34
                                                                    ===========     ===========    ===========
         Diluted                                                   $      0.67     $      0.46    $      0.33
                                                                    ===========     ===========    ===========


DIVIDENDS PAID PER SHARE                                           $      0.11     $      0.05    $      0.04
                                                                    ===========     ===========    ===========

==============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                            MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                                           (IN THOUSANDS)

                                                                                                              Accumulated
                                                           Capital in                            RPC, Inc.      Other
   Three Years Ended      Comprehensive  Common Stock      Excess of    Retained   Deferred      Equity      Comprehensive
   December 31, 2003         Income      Shares   Amount   Par Value    Earnings   Compensation  Investment  Income (Loss)   Total
====================================================================================================================================
Balance, December 31, 2000   $      -         -   $    -   $        -   $      -   $         -   $  92,593     $      -     $92,593
Net income (from
  January 1, 2001 through
  February 28, 2001)                                                                                 1,487                    1,487
Cancellation and repayment
  of receivable from RPC, Inc.                                 13,833                              (67,662)                 (53,829)
Spin-off transaction                     17,012    1,701       25,014                     (297)    (26,418)                       -
Stock issued for stock
  incentive plans, net                       13        1           21          1            17           -                       40
Net income (from March 1,
  2001 through December                                                    7,076                                              7,076
  31, 2001)
Dividends declared                                                        (1,022)                                            (1,022)
Three-for-two stock split                 8,513      852        (852)                                                             -

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001               25,538    2,554       38,016      6,055          (280)           -                  46,345
Stock issued for stock
  incentive plans, net                      238       24          618                      (54)                                 588

Stock purchased and retired                (141)     (14)      (1,208)                                                       (1,222)
Net income                    $12,389                                     12,389                                             12,389
Minimum pension
  liability adjustment,
  net of  taxes of $11            (18)                                                                              (18)        (18)
Unrealized gain on
  securities, net of
  taxes of $74                    121                                                                               121         121
                            ----------

Comprehensive income          $12,492
                            ==========
Dividends declared                                                       (1,370)                                            (1,370)
Three-for-two stock split                    47        4          (4)                                                             -
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002               25,682    2,568       37,422     17,074          (334)                     103      56,833
Stock issued for stock
  incentive plans, net                      257       26          550          -           105                                  681
Stock purchased and retired                (226)     (23)      (2,248)                                                       (2,271)
Net income                    $18,072                                     18,072                                             18,072
Minimum pension
  liability adjustment,
  net of  taxes of $288          (534)                                                                             (534)       (534)
Unrealized gain on
  securities, net of
  taxes and
  reclassification
  adjustments                     (78)                                                                              (78)        (78)
                            ----------

Comprehensive income          $17,460
                            ==========
Dividends declared                                                        (2,737)                                            (2,737)
Three-for-two stock
  split                                      15        2           (2)                                                            -
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003               25,728   $2,573      $35,722    $32,409        $(229)                   $(509)     $69,966
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
                                      MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------
(in thousands)
----------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                  2003              2002              2001
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                           $    18,072      $     12,389       $     8,563
   Non-cash charges (credits) to earnings:
   Depreciation and amortization                                           2,306             2,079             2,267
   Deferred income tax provision (benefit)                                 1,029              (247)              460
(Increase) decrease in assets:
   Accounts receivable                                                    (2,499)             (293)              568
   Inventories                                                            (1,085)           (6,207)              698
   Prepaid expenses and other current assets                               1,007              (283)           (1,491)
   Income taxes receivable                                                (1,073)              831                 -
   Other non-current assets                                                 (679)             (292)              (40)
Increase (decrease) in liabilities:
   Accounts payable                                                         (684)              985              (481)
   Income taxes payable                                                   (1,066)            1,066                 -
   Other accrued expenses                                                  1,089             1,668              (313)
   Other long-term liabilities                                             1,411                 -                 -
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 17,828            11,696            10,231
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                      (3,707)           (3,800)           (5,456)
Net (purchase) sale of marketable securities                                (725)            6,660           (13,259)
Purchase of business                                                           -                 -            (1,037)
Receipt of cash and marketable securities from RPC, Inc.                       -                 -            13,833
----------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                      (4,432)            2,860            (5,919)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Decrease in receivable from RPC, Inc.                                          -                 -               614
Payment of dividends                                                      (2,737)           (1,370)           (1,022)
Cash paid for common stock purchased and retired                          (2,271)           (1,222)              (65)
Proceeds received upon exercise of stock options                             576               363                17
----------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                    (4,432)           (2,229)             (456)
----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                  8,964            12,327             3,856
Cash and cash equivalents at beginning of year                            17,280             4,953             1,097
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $    26,244      $     17,280       $     4,953
======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES


BASIS OF CONSOLIDATION AND PRESENTATION - The consolidated financial statements include the accounts of Marine Products Corporation (a Delaware corporation) and its wholly owned subsidiaries ("Marine Products" or the "Company"). Marine Products, through Chaparral Boats, Inc. ("Chaparral") and Robalo LLC ("Robalo"), operates as a manufacturer of fiberglass powerboats and related products and services to a broad range of consumers worldwide.

The consolidated financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of Marine Products in the future or had it operated as a separate, independent company during all periods presented.

In January 2000, the Board of Directors of RPC, Inc. ("RPC") announced that it planned to spin-off to RPC stockholders the business conducted through Chaparral, RPC's powerboat manufacturing segment (the "spin-off"). RPC's Board of Directors subsequently approved the spin-off on February 12, 2001. RPC accomplished the spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 shares of Marine Products common stock for each share of RPC common stock owned as of the record date. Based on an Internal Revenue Service Private Letter ruling, subject to certain assumptions, the spin-off was tax-free to RPC and RPC's stockholders, except for cash received for any fractional shares. Immediately after the spin-off was completed, RPC owned no shares of Marine Products common stock, and Marine Products became an independent public company. A total of 25,518,416 (restated for the three-for-two stock split effective March 10, 2004 for shares held on February 10, 2004) shares of Marine Products common stock were distributed in connection with the spin-off.

The consolidated financial statements have been prepared on the historical cost basis, and present the Company's financial position, results of operations and cash flows since the spin-off transaction and prior to the spin-off that related directly to RPC's powerboat manufacturing segment operations.

The Company has only one reportable segment - its Powerboat Manufacturing business. The Company's results of operations and its financial condition are not significantly reliant upon any single customer, product model or the Company's international operations.

NATURE OF OPERATIONS - Marine Products is principally engaged in manufacturing powerboats and providing related products and services. Marine Products distributes fiberglass recreational boats through a network of domestic and international independent dealers.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of accrued sales incentives and discounts, warranty accruals, insurance reserves and pension liabilities.

SALES RECOGNITION - The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition," that clarifies the basic criteria for recognizing revenue. Marine Products recognizes sales when a fully executed agreement exists, prices are determinable, products are delivered to the dealer and collectibility is reasonably assured.

SHIPPING AND HANDLING CHARGES - The shipping and handling of the Company's products to dealers is handled through a combination of a third-party marine transport service and a company owned fleet of delivery trucks. Fees charged to customers for shipping and handling is included in net sales in the accompanying consolidated statements of income; the related costs incurred by the Company are included in cost of goods sold.

ADVERTISING - Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with the product brochures and other inventoriable marketing materials are capitalized and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2003 and 2002, the Company had recorded approximately $320,000 and $655,000 in prepaid expenses related to the capitalized brochure costs. Total advertising expense recorded was approximately $2,785,000 in 2003, $2,086,000 in 2002 and $1,801,000 in 2001.

SALES INCENTIVES - Sales incentives including dealer discounts and retail sales promotions are provided for and recorded as a reduction in sales for the period in which the related sales are recorded. The Company records these incentives at the later of the recognition of the related sales or the announcement of a promotional program.

CASH AND CASH EQUIVALENTS - Highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

MARKETABLE SECURITIES - Marine Products maintains investments held with several large, well-capitalized financial institutions. Marine Products' investment policy does not allow investment in any securities rated less than "investment grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. Realized gains on sales of marketable securities totaled $87,738 for the year ended December 31, 2003, realized losses for the years ended December 31, 2002 and 2001 totaled $23,400 and $5,066. Of the total gain realized in 2003, $168,000 was reclassified from other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of December 31, 2003, Marine Products owned approximately $2,998,000 of corporate obligations with an unrealized loss of $6,215 and approximately $1,477,000 of municipal obligations with an unrealized gain of $5,309.

Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. Marine Products' marketable securities generally consist of United States government, corporate and municipal debt securities. The maturities of the Company's non-current marketable securities are as follows: $0 in 2004, approximately $4,750,000 between 2005 and 2009, $894,000 between 2010 and 2014, $286,000 in
2015 and thereafter.

ACCOUNTS RECEIVABLE - Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical write-off percentages, known problem accounts and current economic conditions. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible.

INVENTORIES - Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Market value is determined based on replacement cost for raw materials and net realizable value for work in process and finished goods.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is carried at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the assets. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized while expenditures for routine maintenance and repairs are expensed as incurred.

Depreciation expense on operating equipment used in production is included in cost of goods sold in the accompanying consolidated statements of income. All other depreciation is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Property, plant and equipment are reviewed for impairment when indicators of impairment exist.

INTANGIBLES - Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2003 and 2002. Pursuant to the adoption of Statement of Accounting Standard ("SFAS") 142 on January 1, 2002, goodwill is no longer amortized to earnings but instead is subject to an annual test for impairment. The Company completed an initial impairment analysis upon adoption of SFAS No. 142 and a subsequent analysis during the fourth quarter of 2003. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred. Trade names are amortized on a straight-line basis over the periods of their estimated useful lives, as straight-line best estimates the ratio that current sales bear to the total of current and anticipated sales, based on the estimated useful lives. Trade names are reviewed for impairment when such indicators exist.

The carrying amount and accumulated amortization for trade names are as follows:

December 31,                                         2003                2002
--------------------------------------------------------------------------------
Trade names                                      $  600,000          $  600,000
Less: accumulated amortization                      (90,000)            (50,000)
--------------------------------------------------------------------------------
                                                 $  510,000          $  550,000
================================================================================

Had the Company adopted the provisions of SFAS No. 142 as of January 1, 2001, the effects on net income would have been as follows:

Year ended December 31,                           2003       2002        2001
----------------------------------------------- --------- ----------- ----------
(IN THOUSANDS)
Net income (as reported)                        $18,072     $12,389       $8,563
Effect of goodwill amortization, net of taxes         -           -          424
--------------------------------------------------------------------------------
Pro forma net income                            $18,072     $12,389       $8,987
================================================================================

Pro forma income per share would have been as follows:

         Basic                                    $0.71       $0.49        $0.35
================================================================================
         Diluted                                  $0.67       $0.46        $0.34
================================================================================

Amortization of trade names was approximately $40,000 each in 2003 and 2002 and $10,000 in 2001. Goodwill amortization was $684,000 in 2001. Estimated amortization expense for trade names is $40,000 for each of the five succeeding years from 2004 to 2008.

ALLOWANCE FOR BOAT REPURCHASES - The Company is obligated under certain circumstances to repurchase boats from selected finance companies through which its dealers have financed boats under floor-plan financing arrangements. The Company estimated fair value of the guarantee is immaterial at December 31, 2003.

WARRANTY ACCRUALS - The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2003 and 2002 is as follows:

     (IN THOUSANDS)                                                     2003              2002
     ---------------------------------------------------------------------------------------------
     Balances at beginning of year                                 $     1,944        $    1,739
     Less:  Payments made during the year                               (2,744)           (2,540)
     Add:   Warranties issued during the year                            3,344             2,441
            Changes in warranties issued in prior years                    302               304
     ---------------------------------------------------------------------------------------------
     Balances at end of year                                       $     2,846        $    1,944
     =============================================================================================

Changes in warranties issued in prior years are due to updated information about the frequency and size of claims incurred related to prior year sales.

INSURANCE ACCRUALS - The Company fully insures its risks related to general liability, product liability, workers' compensation, and vehicle liability, whereas the health insurance plan is self-funded up to a maximum annual claim amount for each covered employee and related dependents. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred and may subsequently be revised based on developments relating to such claims.

RESEARCH AND DEVELOPMENT COSTS - The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,075,000 in 2003, $1,605,000 in 2002 and $1,955,000 in 2001.

INCOME TAXES - Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance against the carrying value of deferred tax assets if the Company concludes that it is more likely than not that the asset will not be realized through future taxable income.

EARNINGS PER SHARE - SFAS No. 128, "Earnings Per Share," requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. A reconciliation of weighted average shares outstanding is as follows:

--------------------------------------------------------------------------------
                                                                    UN AUDITED
                                                                    (PRO-FORMA)
                                        2003           2002            2001
--------------------------------------------------------------------------------
Basic                                25,386,434     25,419,830      25,339,056
Dilutive effect of stock options
   and restricted shares              1,474,956      1,457,254         845,634
--------------------------------------------------------------------------------
Diluted                              26,861,390     26,877,084      26,184,690
================================================================================

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company's marketable securities are classified as available-for-sale securities and are carried at fair value in the accompanying consolidated balance sheets. The fair value of these securities is based upon quoted market prices.

CONCENTRATION OF SUPPLIERS - The Company purchases a significant number of its sterndrive engines from only two available suppliers. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

NEW ACCOUNTING STANDARDS - In December 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The Interpretation requires that a variable interest entity, as defined, be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has completed an evaluation of its existing relationships with various dealerships that sell its products and has concluded that none of them are variable interest entities under the provisions of FIN 46.

In addition, the Company has not entered into any agreements subject to FIN 46 since January 31, 2003. Therefore, the adoption of the Interpretation will not have an impact on the financial position, results of operations, or liquidity of the Company.

In March 2003, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which addresses how a reseller of a vendor's products should account for cash consideration received from the vendor. Marine Products has adopted EITF 02-16 for all arrangements entered into after December 31, 2002. The Company receives a discount on the purchase of engines from certain manufacturers to be used by the Company to promote the sale of their respective engines. The discounts are being accounted for as a reduction in cost of inventory acquired. The effect of the adoption of EITF 02-16 did not have a material impact on the Company's earnings.

In December 2003, the FASB reissued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," that replaced the existing pronouncement. The revised SFAS does not change the measurement or recognition provisions; however, it requires additional disclosures about assets, obligations, cash flows, net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans. The disclosure rules apply to annual financial statements for fiscal years ending after December 15, 2003. In addition, there are additional disclosure requirements for the interim-period financial reports starting in the first quarter of 2004. The Company has adopted the provisions of SFAS 132 and presented the additional disclosures in Note 9 to the consolidated financial statements. The adoption of SFAS 132 did not have a material effect on the financial position, results of operations or liquidity of the Company.

STOCK-BASED COMPENSATION - Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Marine Products records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the issue date and amortizes such amounts over the vesting period for the shares. Marine Products recorded amortization of deferred compensation related to these restricted stock grants totaling $104,000 in 2003, $226,000 in 2002 and $89,000 in 2001.

If Marine Products had accounted for the stock incentives in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the total fair value of awards granted under the plan would be amortized over the vesting period of the awards, and Marine Products' reported net income and diluted net income per share would have been as follows:

Years ended December 31,                                2003                2002                  2001
-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Net income (as reported)                              $18,072             $12,389               $8,563
Add:  Stock-based employee compensation
expense included in reported net income, net
of related tax                                             68                 140                   55
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effect                                       (405)               (354)                (181)
-------------------------------------------------------------------------------------------------------------
Pro forma net income                                  $17,735             $12,175               $8,437
-------------------------------------------------------------------------------------------------------------

Pro forma income per share would have been as follows:
         Basic -  as reported                           $0.71               $0.49                $0.34
         Basic -  pro forma                             $0.70               $0.48                $0.33
=============================================================================================================

         Diluted - as reported                          $0.67               $0.46                $0.33
         Diluted - pro forma                            $0.66               $0.45                $0.32
=============================================================================================================

Pro forma net income for 2001 noted above is based on the fair value of RPC options held by Marine Products' employees. The Company has computed for pro forma disclosure purposes the value of all options granted during 2003, 2002 and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

--------------------------------------------------------------------------------
                                      2003            2002           2001
--------------------------------------------------------------------------------
Risk free interest rate               1.1%            2.9%           4.6%
Expected dividend yield               1.3%            1.0%           2.0%
Expected lives                        7 years         7 years        7 years
Expected volatility                   33%             39%            45%
--------------------------------------------------------------------------------

The total fair value of options granted to Marine Products employees during each of the years was computed as follows:

Years ended December 31,              2003            2002           2001
--------------------------------------------------------------------------------
(IN THOUSANDS)
Total                                 $1,838          $1,389         $510

RECLASSIFICATION - Certain amounts for previous years have been reclassified to conform with the 2003 consolidated financial statement presentation.

THREE-FOR-TWO STOCK SPLIT - The Board of Directors, at their quarterly meeting on January 27, 2004, authorized a three-for-two stock split by the issuance on March 10, 2004 of one additional common share for every two common shares held of record at February 10, 2004. Accordingly, the par value of additional shares issued will be adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split will be settled in cash. All share and per share data appearing in the consolidated financial statements and related footnotes have been retroactively adjusted for this split.

NOTE 2: INVENTORIES

Inventories consist of the following:

December 31,                              2003               2002
---------------------------------------------------------------------
(IN THOUSANDS)
---------------------------------------------------------------------
Raw materials                           $9,485             $6,617
Work in process                          5,889              3,535
Finished goods                           6,396             10,533
---------------------------------------------------------------------
Total inventories                      $21,770            $20,685
=====================================================================


NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation and consist of the following:

                                            Estimated
December 31,                               Useful Lives         2003             2002
---------------------------------------------------------------------------------------------
(IN THOUSANDS)
---------------------------------------------------------------------------------------------
Land                                               N/A      $        495     $        454
Buildings                                        20-39            14,711           11,984
Operating equipment and property                  3-15             7,417            6,940
Furniture and fixtures                             5-7             1,063              950
Vehicles                                           3-5             4,876            4,750
Construction in progress                           N/A                 -              543
---------------------------------------------------------------------------------------------
Gross property, plant and equipment                               28,562           25,621
Less:  accumulated depreciation                                   10,801            9,405
---------------------------------------------------------------------------------------------
Net property, plant and equipment                           $     17,761     $     16,216
=============================================================================================

Depreciation expense was $2,162,000 in 2003, $1,814,000 in 2002 and $1,485,000
in 2001. During 2002, the Company entered into and completed a like kind exchange for operating equipment. The equipment that was traded in had a net book value of $68,000 with a fair market value of $680,000. The fair market value of the equipment purchased was $2,456,000. The Company recorded the new asset at $1,837,000 with no gain or loss being recognized on the transaction. The consolidated cash flow statement for the year ended December 31, 2002 excludes the value of the operating equipment traded in.


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

The Distribution Agreement and Plan of Reorganization provided for, among other things, the principal corporate transactions required to effect the spin-off including the distribution ratio of Marine Products shares to RPC shares, the contribution of cash by RPC to Marine Products at the date of the spin-off, and the cancellation of any remaining inter-company balances. Effective with the spin-off in February 2001, RPC established a cash balance at Marine Products of approximately $15,000,000 by contributing $13,800,000, and cancelled a remaining receivable from RPC totaling approximately $53,800,000.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party.

In accordance with the Transition Support Services Agreement, Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $496,000 in 2003, $588,000 in 2002 and $868,000 in 2001. The Company's directors are also directors of RPC and certain officers are employees of both the Company and RPC. Many of the costs previously shared with and allocated from RPC are now incurred directly by the Company. The allocation of costs prior to the spin-off was based on Marine Products' revenues as a percent of RPC's total revenues. These allocated costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income. Management believes that such allocation methodology was reasonable. The costs allocated to Marine Products for these services are not necessarily indicative of the costs that would have been incurred if Marine Products had been a separate, independent entity and had otherwise independently managed these functions. The Company paid $171,000 in 2003 and $332,000 in 2002 to a division of RPC for the purchase, installation and service of overhead cranes.

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

The Company participates in a multiple employer plan sponsored by RPC. Following the spin-off of the Company in 2001, RPC has charged the Company for, and the Company has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan by RPC to the Company.

NOTE 5: OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

December 31,                                                               2003              2002
-------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
Accrued payroll and related expenses                               $      2,280       $     1,933
Accrued sales discounts                                                   2,745             2,431
Accrued warranty expenses                                                 2,846             1,944
Liability for repurchases                                                    50               202
Other                                                                       705             1,027
-------------------------------------------------------------------------------------------------------
Other accrued expenses                                             $      8,626       $     7,537
=======================================================================================================

NOTE 6: INCOME TAXES

The following table lists the components of the provision for income taxes:

-------------------------------------------------------------------------------------------------------
Years ended December 31,                                          2003           2002           2001
-------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
Current:
     Federal                                                  $     8,295    $     7,452    $     4,346
     State                                                            407            388            442
Deferred:
     Federal                                                        1,000           (227)           424
     State                                                             29            (20)            36
-------------------------------------------------------------------------------------------------------
Total income tax provision                                    $     9,731    $     7,593    $     5,248
=======================================================================================================

A reconciliation between the federal statutory rate and Marine Products' effective tax rate is as follows:

Years ended December 31,                       2003            2002           2001
--------------------------------------------------------------------------------------
Federal statutory rate                         35.0%           35.0%          35.0%
State income taxes                              2.0             1.9            2.0
Goodwill amortization                           0.0             0.0            1.7
Other                                          (2.0)            1.1           (0.7)
--------------------------------------------------------------------------------------
Effective tax rate                             35.0%           38.0%          38.0%
======================================================================================

Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,                                                    2003           2002
--------------------------------------------------------------------------------------
(IN THOUSANDS)
--------------------------------------------------------------------------------------
Deferred tax assets:
     Warranty                                                $   814           $  738
     Sales discounts                                             557              433
     Self-insurance                                              149              233
     Stock-based compensation                                    250              232
     Pension expense                                             452              137
     Coop advertising                                            138              128
     All others                                                  285              630
--------------------------------------------------------------------------------------
Gross deferred tax assets                                      2,645            2,531
--------------------------------------------------------------------------------------

Deferred tax liabilities:
     Depreciation                                             (1,456)            (652)
     All others                                                  (84)             (74)
--------------------------------------------------------------------------------------
Gross deferred tax liabilities                               $(1,540)          $ (726)
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Net deferred tax assets                                      $ 1,105           $1,805
======================================================================================

Total income tax payments, net of refunds, were $9,751,000 in 2003, $5,455,000 in 2002 and $4,536,000 in 2001. The Company and RPC have entered into a tax-sharing and indemnification agreement whereby any subsequent income tax adjustment resulting in a change in income tax assets or liabilities of either RPC or Marine Products prior to the spin-off will be settled through an exchange of cash. No settlements occurred in 2003 and approximately $140,000 was transferred from RPC as a settlement in 2002.

NOTE 7:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

                                                          Minimum      Unrealized
                                                          pension     gain (loss) on
                                                         liability      securities       Total
-------------------------------------------------------------------------------------------------
Balance at December 31, 2001                             $       -    $           -   $        -
Change during 2002:
  Before-tax amount                                            (29)             195          166
  Tax benefit (expense)                                         11              (74)         (63)
-------------------------------------------------------------------------------------------------
Total activity in 2002                                         (18)             121          103
-------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                   (18)             121          103
Change during 2003:
  Before-tax amount                                           (822)            (287)      (1,109)
  Tax benefit                                                  288              100          388
  Reclassification adjustment, net of taxes                      -              109          109
-------------------------------------------------------------------------------------------------
Total activity in 2003                                        (534)             (78)        (612)
-------------------------------------------------------------------------------------------------
Balance at December 31, 2003                             $    (552)   $          43   $     (509)
=================================================================================================

NOTE 8:  COMMITMENTS AND CONTINGENCIES

LAWSUITS - The Company is a defendant in some lawsuits which allege that plaintiffs have been damaged as a result of the use of the Company's products. The Company is vigorously contesting these actions. Management, after consultation with legal counsel, is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of Marine Products.

DEALER FLOOR-PLAN FINANCING - To assist dealers in obtaining financing for the purchase of its boats, the Company has entered into agreements with selected dealers and financing institutions to guarantee varying amounts of qualifying dealers' inventory debt obligations. The Company's obligation under its guarantee becomes effective in the case of default financing by the dealer. The agreements provide for the return of all repossessed boats to the Company, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats. As of December 31, 2003, the maximum repurchase obligation outstanding under these agreements, which expire in 2004 and 2005, totaled approximately $4,000,000.

LEASE OBLIGATION - In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease and accordingly, the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $859,000 with a lease obligation equal to the estimated present value of the remaining lease obligation totaling $150,000.

EMPLOYMENT AGREEMENTS - The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses). During the years ended December 31, 2003, 2002, and 2001, the expense associated with this profit-sharing plan totaled $7,240,000, $5,195,000, and $4,151,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 9:  EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN - Effective with the spin-off, Marine Products began participating in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. These discretionary contributions are expected to be made over a seven year period beginning in 2002 to either a non-qualified Supplemental Executive Retirement Plan ("SERP") established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expenses related to the enhanced benefits were $126,000 in 2003 and 2002.

Beginning late in 2002, the Company began permitting selected highly compensated employees to defer a portion of their compensation into the nonqualified SERP. These employee deferrals are invested in mutual funds set up within a rabbi trust. The SERP assets are marked to market and are reported as other assets on the balance sheet. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded to compensation cost in the statement of income.

The following table sets forth the funded status of the retirement income plan and the amounts recognized in Marine Products' consolidated balance sheets:

December 31,                                         2003           2002
----------------------------------------------------------------------------
(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year            $    346       $    230
Service cost                                              -             72
Interest cost                                            22             27
Actuarial loss (gain)                                    23             45
Allocation of prior service liabilities               3,314              -
Benefits paid                                            (2)             -
Curtailments                                              -            (28)
----------------------------------------------------------------------------
Benefit obligation at end of year                  $  3,703       $    346
----------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year     $     56       $      -
Actual return on plan assets                              8              -
Allocation of plan assets                             2,517              -
Employer contribution                                    25             56
Benefits paid                                            (2)             -
----------------------------------------------------------------------------
Fair value of plan assets at end of year           $  2,604       $     56
----------------------------------------------------------------------------

Funded status                                      $ (1,099)      $   (290)
Unrecognized net loss                                   851             29
----------------------------------------------------------------------------
Net accrued benefit cost                           $   (248)      $   (261)
----------------------------------------------------------------------------

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2003 and 2002, has been disclosed above. The Company uses a December 31 measurement date for its qualified plan.

Marine Products' funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Marine Products contributed $25,000 in 2003 and $56,174 in 2002. No contributions were required in 2001. Following the spin-off of the Company in 2001, RPC has charged the Company for, and the Company has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan by RPC to the Company.

Pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded pre-tax minimum pension liability adjustments of $822,000 in 2003 and $29,000 in 2002. As there were no previously unrecognized prior service costs as of December 31, 2003 and 2002, the full amount of the adjustments, net of related deferred tax benefit, are reflected as a reduction to stockholders' equity.

Amounts recognized in the consolidated balance sheets and reflected as pension liabilities consist of:

     December 31,                                                 2003         2002
     ------------------------------------------------------------------------------------
     (IN THOUSANDS)
     Net accrued benefit cost                                   $     248    $     261
     Minimum pension liability adjustment                             851           29
     SERP employer contributions                                      136           68
     SERP employee deferrals                                          998          268
     ------------------------------------------------------------------------------------
     Net amount recognized                                      $   2,233    $     626
     ------------------------------------------------------------------------------------

The components of net periodic benefit cost are summarized as follows:

Years Ended December 31,                                       2003              2002
-------------------------------------------------------------------------------------------
(IN THOUSANDS)
-------------------------------------------------------------------------------------------
Service cost for benefits earned
   during the period                                         $      -          $     72
Interest cost on projected
   benefit obligation                                              22                27
Expected return on plan assets                                     (9)               (2)
-------------------------------------------------------------------------------------------
Net periodic benefit cost                                    $     13          $     97
===========================================================================================

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,                                                   2003              2002
-------------------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION:
Discount rate                                                  6.250%            6.875%
Rate of compensation increase                                     N/A               N/A

NET BENEFIT COST:
Discount rate                                                  6.875%            7.375%
Expected return on plan assets                                 8.000%            8.000%
Rate of compensation increase                                     N/A               N/A
===========================================================================================

The Company's expected return on assets assumption is derived from a detailed periodic assessment by its management and investment adviser. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the assessment gives appropriate consideration to recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its expected long-term return assumption of eight percent is reasonable.

At December 31, 2003 and 2002, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. The plan's weighted average asset allocation at December 31, 2003 and 2002 by asset category along with the target allocation for 2004 are as follows:

                                                       TARGET       Percentage of      Percentage of
                                                    ALLOCATIONS   Plan Assets as of  Plan Assets as of
                                                      FOR 2004       December 31,        December 31,
      Asset Category                                                     2003               2002
      ------------------------------------------------------------------------------------------------
      Equity Securities                                  52.0%              53.2%              51.1%
      Debt Securities - core fixed income                41.0%              41.4%              42.6%
      Debt Securities - high yield                          0%                 0%                 0%
      Real Estate                                           0%                 0%                 0%
      Other                                               7.0%               5.4%               6.3%
      ------------------------------------------------------------------------------------------------
      Total                                             100.0%             100.0%             100.0%
      ================================================================================================

The Company's investment strategy for its pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $700,000 to the pension plan in 2004.

401(K) PLAN - Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee's contributions that do not exceed six percent of the employee's compensation contributed to the plan. Employees vest in the Company's contributions after three years of service. The charges to expense for Marine Products' contributions to the 401(k) plan were $147,000 in 2003, $136,000 in 2002 and $61,000 in 2001.

STOCK INCENTIVE PLAN - Historically, certain RPC employees, including employees of Marine Products, participated in the RPC, Inc. Employee Stock Incentive Plan (the "Plan"). In conjunction with the spin-off, Marine Products adopted a 10 year Employee Stock Incentive Plan ("2001 Plan") under which 2,000,000 shares of common stock had been reserved for issuance to Marine Products employees. Following the spin-off, outstanding stock option grants under the Plan held by Marine Products employees were replaced with stock option grants under the 2001 Plan. On January 27, 2004, the Marine Products Board recommended adopting a new 10 year Employee Stock Incentive Plan (the "2004 Plan") under which 1,500,000 shares of common stock have been reserved for issuance. The 2004 Plan is to be voted upon at the Annual Meeting of Shareholders to be held on April 27, 2004. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2003, approximately 113,000 shares were available for grants under the 2001 Plan.

STOCK OPTIONS - Stock options are granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant except for grants of incentive stock options to owners of greater than 10 percent of the Company's voting securities which must be made at 110 percent of the fair market value of the Company's common stock. Options generally vest ratably over a period of five years and expire in 10 years, except to owners of greater than 10 percent of the Company's voting securities, which expire in five years.

Transactions involving the Marine Products stock options were as follows:

                                               Total Options Outstanding      Exercisable Options
----------------------------------------------------------------------------------------------------
                                                              Weighted                    Weighted
                                                               Average                     Average
                                                              Exercise                    Exercise
                                                    Shares       Price         Shares       Price
----------------------------------------------------------------------------------------------------
Outstanding December 31, 2000                            -     $     -
Granted                                          1,671,840        1.43
Exercised                                          (15,750)       0.99
----------------------------------------------------------------------------------------------------
Outstanding December 31, 2001                    1,656,090     $  1.43        875,514     $ 1.13
Granted                                            583,500        4.01
Canceled                                           (29,925)       2.60
Exercised                                         (284,335)       1.28
----------------------------------------------------------------------------------------------------
Outstanding December 31, 2002                    1,925,330     $  2.21        865,748     $ 1.23
Granted                                            507,000        6.91
Canceled                                            (2,700)       2.57
Exercised                                         (384,629)       1.50
----------------------------------------------------------------------------------------------------
Outstanding December 31, 2003                    2,045,001     $  3.51        846,173     $ 1.75
----------------------------------------------------------------------------------------------------

As of December 31, 2003, the options outstanding and the exercise prices together with the weighted average remaining contractual life are as follows:

                                                                                    Weighted
                                                                                    average
                                                          Weighted average        remaining
     Exercise Prices               Number of Options       exercise prices     contractual life
     -------------------------------------------------------------------------------------------
                                 Total    Exercisable    Total    Exercisable
                                 -----    -----------    -----    -----------
     $  0.53                     80,993      80,993     $  0.53     $  0.53        0.4 years
     $  0.59                    101,243     101,243     $  0.59     $  0.59        2.1 years
     $  0.99                     81,000      81,000     $  0.99     $  0.99        3.1 years
     $  1.68                    190,930     190,930     $  1.68     $  1.68        4.1 years
     $  0.91                    259,435     179,456     $  0.91     $  0.91        5.1 years
     $  2.57                    248,100      84,450     $  2.57     $  2.57        7.3 years
     $  4.01                    576,300      98,101     $  4.01     $  4.01        8.1 years
     $  6.81 - 7.49             507,000      30,000     $  6.91     $  7.15        9.1 years
     -------------------------------------------------------------------------------------------
                              2,045,001      846,173    $  3.51     $  1.75        6.7 years
     ===========================================================================================

RESTRICTED STOCK - Marine Products has granted employees two forms of restricted stock; performance restricted and time lapse restricted. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of Marine Products' common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. Time lapse restricted shares vest 10 years from the grant date. There were no restricted shares granted under these stock programs in 2003, 2002 and 2001. There were 48,600 and 18,231 performance shares earned and issued under the plans in 2002 and 2001. Compensation cost on restricted shares is valued at the date of issuance and amortized over the respective vesting period. As of December 31, 2003, there were 184,431 shares of unvested restricted stock outstanding. During 2003, 2002 and 2001, no shares of restricted stock vested.

NOTE 10: PURCHASE OF BUSINESS

Effective June 2001, Marine Products purchased certain operating and intangible assets of the Robalo Marine segment of the U.S. Marine Division of Brunswick Corporation ("Brunswick") for total consideration of $1,037,000. Robalo is a manufacturer of sport fishing boats. The purchase was funded by cash and has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:
                                            (in thousands)
                                            --------------
              Inventory                           $  112
              Prepaid Assets                          12
              Equipment                              313
              Trade name                             600
                                             -----------
                    Total Cost                    $1,037
                                             -----------

Results of operations from the Robalo acquisition have been included in the accompanying statements of income from the acquisition date. Pro forma results of operations have not been presented for the acquisition because the effects of this acquisition were not material to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, December 31, 2003 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers is included in the Marine Products Proxy Statement for its 2004 Annual Meeting of Stockholders, in the section titled "Election of Directors." This information is incorporated herein by reference. Information about executive officers is contained on page 13 of this document.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Marine Products Proxy Statement for its 2004 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors Compensation, Committees and Meetings." This information is incorporated herein by reference.

CODE OF ETHICS
Marine Products has adopted a Code of Business Conduct that applies to all employees. In addition, the Company has adopted a Supplemental Code of Business Conduct and Ethics for directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company's website at WWW.MARINEPRODUCTSCORP.COM.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Information regarding compliance with Section 16(a) of the Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the Marine Products Proxy Statement for its 2004 Annual Meeting of Stockholders, in the section titled "Executive Compensation." This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership is included in the Marine Products Proxy Statement for its 2004 Annual Meeting of Stockholders, in the sections titled, "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

Information regarding Marine Products' equity compensation plans including plans approved by security holders and plans not approved by security holders is included in the section titled, "Executive Compensation" in the Marine Products Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Information concerning certain relationships and related party transactions is included in the Marine Products Proxy Statement for its 2004 Annual Meeting of Stockholders, in the sections titled, "Certain Relationships and Related Party Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in the section titled, "Independent Public Accountants" in the Marine Products Proxy Statement for its 2004 Annual Meeting of Stockholders. This information is incorporated herein by reference.


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

     3. Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

            10.1 Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001)

            10.6 Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13,
                       2001).

            10.7 Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

            10.8 Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21,2003).

            10.9 Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

EXHIBITS (INCLUSIVE OF ITEM 3 ABOVE):

   Exhibit
    Number                              Description
-------------    ---------------------------------------------------------------

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

     10.7 Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21,
                  2003).

     10.8 Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

     10.9 Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

      21          Subsidiaries of Marine Products Corporation

      23          Consent of Ernst & Young LLP

      24          Powers of Attorney for Directors

     31.1         Section 302 certification for Chief Executive Officer

     31.2         Section 302 certification for Chief Financial Officer

     32.1 Section 906 certification for Chief Executive Officer and Chief Financial Officer

REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by Marine Products for the quarter ended December 31, 2003.

-----------------------------------------------------------------------------------------------------------
                      Date of earliest event
Date filed            reported                  Description of event
-----------------------------------------------------------------------------------------------------------
October 10, 2003      October 10, 2003          Item 5 and Item 7: Registrant issued a press release
                                                titled "Marine Products Corporation Reports Stock Buyback"
-----------------------------------------------------------------------------------------------------------
October 29, 2003      October 29, 2003          Item 5 and Item 7: Registrant issued a press release
                                                titled "Marine Products Corporation Reports 2003 Third
                                                quarter Results"
-----------------------------------------------------------------------------------------------------------
October 29, 2003      October 29, 2003          Item 5 and Item 7: Registrant issued a press release
                                                titled "Marine Products Corporation Announces Third
                                                quarter Cash Dividend"
-----------------------------------------------------------------------------------------------------------

Any schedules or exhibits not shown above have been omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Marine Products Corporation
                                      By: /s/ RICHARD A. HUBBELL
                                          --------------------------
                                          Richard A. Hubbell
                                          President and Chief Executive Officer

                                          March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                                TITLE                                DATE
         ----                                -----                                ----
/s/ RICHARD A. HUBBELL        President and Chief Executive Officer           March 5, 2004
--------------------------    (Principal Executive Officer)
Richard A. Hubbell

/s/ BEN M. PALMER             Chief Financial Officer
--------------------------    (Principal Financial and Accounting Officer)    March 5, 2004
Ben M. Palmer

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

/s/ RICHARD A. HUBBELL
--------------------------------------
Richard A. Hubbell
Director and as Attorney-in-fact
March 5, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (ITEM 15(a))

The following documents are filed as part of this report.

FINANCIAL STATEMENTS                                                                            PAGE

Consolidated Balance Sheets as of December 31, 2003 and 2002                                     24
Consolidated Statements of Income for the three years ended December 31, 2003                    25
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2003      26
Consolidated Statements of Cash Flows for the three years ended December 31, 2003                27
Notes to Consolidated Financial Statements                                                     28-40

SCHEDULES

Schedule II - Valuation and Qualifying Accounts                                                  45

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------------

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)
--------------------------------------------------------------------------------------------------------------

For the years ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                   Balance at      Charged to         Net            Balance
                                                   Beginning       Costs and      (Write-Offs)/     at End of
Description                                        of Period       Expenses        Recoveries        Period
--------------------------------------------------------------------------------------------------------------
Year ended December 31, 2003
         Allowance for doubtful accounts           $      67       $       -       $        -       $      67
--------------------------------------------------------------------------------------------------------------

Year ended December 31, 2002
         Allowance for doubtful accounts           $      67       $       -       $        -       $      67
--------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001
         Allowance for doubtful accounts           $      67       $       -       $        -       $      67
--------------------------------------------------------------------------------------------------------------

                         Report of Independent Auditors


The Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated balance sheet of Marine Products Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the two years then ended. Our audit also included the financial statement schedule for the two years ended December 31, 2003 and 2002, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of Marine Products Corporation and Subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 28, 2002 expressed an unqualified opinion on those statements and schedule before the restatement adjustments included in Notes 1 and 6.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Products Corporation and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standard No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

As discussed above, the consolidated financial statements and schedule of Marine Products Corporation and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, the consolidated financial statements of Marine Products Corporation and Subsidiaries for the year ended December 31, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in 2001 related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, (c) agreeing all 2001 expense balances as disclosed for individual intangibles to the Company's underlying accounting records obtained from management, and (d) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related earnings per share amounts.

As also discussed in Note 1, the consolidated financial statements of Marine Products Corporation and Subsidiaries for the year ended December 31, 2001 have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing compensation expense and pro forma compensation expense (including any related tax effects) related to 2001 to the Company's underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related earnings per share amounts.

As also discussed in Note 1, the consolidated financial statements of Marine Products Corporation and Subsidiaries for the year ended December 31, 2001 have been revised to include the disclosures required by FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING DIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in
Note 1 with respect to 2001 included (a) agreeing the previously reported warranty accrual balances to the previously issued financial statements and agreeing the adjustments to the warranty accrual balance to the Company's underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of the warranty accrual.

The disclosures in Note 6 of the consolidated financial statements of Marine Products Corporation and Subsidiaries for the year ended December 31, 2001 have been revised to disclose additional detail with respect to the components of the provision for income taxes. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 included agreeing the components of the provision for income taxes to the Company's underlying records obtained from management.

In our opinion, the disclosures for 2001 in Notes 1 and 6 with respect to the matters referred to in the preceding three paragraphs are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

Atlanta, Georgia                             Ernst & Young LLP
February 27, 2004

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON FEBRUARY 28, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(e) OF REGULATION S-X. THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN, AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.


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



Atlanta, Georgia
                                        Arthur Andersen LLP
February 28, 2002

UNAUDITED QUARTERLY DATA

--------------------------------------------------------------------------------
                                    First      Second       Third     Fourth
--------------------------------------------------------------------------------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)

Restated for the three-for-two stock split effective March 10, 2004 for shares held on February 10, 2004

2003
Net sales                           $50,107    $51,951     $44,903    $47,019
Gross profit                         12,092     13,551      11,503     13,171
Net income                            4,194      4,961       4,459      4,458
Earnings per share - basic (a)         0.17       0.19        0.17       0.18
Earnings per share - diluted (a)       0.15       0.19        0.17       0.17

2002
Net sales                           $38,324    $47,193     $41,551    $35,614
Gross profit                          8,139     10,442       9,698      9,121
Net income                            2,487      3,611       3,340      2,951
Earnings per share - basic (a)         0.10       0.14        0.13       0.11
Earnings per share - diluted (a)       0.09       0.13        0.13       0.11


(a) The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.