Form 10-Q
period 2004-03-31
MARINE PRODUCTS CORP
filed 2004-05-05
CIK 1129155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of April 15, 2004, Marine Products Corporation had 25,818,765 shares of common stock outstanding.

                                MARINE PRODUCTS CORPORATION.
                                      Table of Contents

PART I. FINANCIAL INFORMATION                                                        PAGE
                                                                                      NO.
     Item 1.     Financial Statements (Unaudited)
                 Consolidated balance sheets -
                 As of March 31, 2004 and December 31, 2003                            3

                 Consolidated statements of income - for the three months ended
                 March 31, 2004 and 2003;
                                                                                       4

                 Consolidated statements of cash flows - for the three months
                 ended March 31, 2004 and 2003                                         5

                 Notes to consolidated financial statements                          6-10

     Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                11

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk           16

     Item 4.     Controls and Procedures                                              16

PART II. OTHER INFORMATION

     Item 1.     Legal Proceedings                                                    17

     Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of
                 Equity Securities                                                    17

     Item 3.     Defaults upon Senior Securities                                      18

     Item 4.     Submission of Matters to a Vote of Security Holders                  18

     Item 5.     Other Information                                                    18

     Item 6.     Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                            20

                                             2


                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                       MARCH 31,     December 31,
                                                         2004            2003
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $32,933         $26,244
Marketable securities                                     3,735           1,402
Accounts receivable, net                                  8,045           3,970
Inventories                                              19,678          21,770
Income taxes receivable                                      65           1,073
Deferred income taxes                                     2,519           2,265
Prepaid expenses and other current assets                 1,136             616
--------------------------------------------------------------------------------
   Total current assets                                  68,111          57,340
Property, plant and equipment, net                       18,197          17,761
Intangibles, net                                          3,808           3,818
Marketable securities                                     5,433           5,930
Other assets                                              2,024           1,465
--------------------------------------------------------------------------------
   TOTAL ASSETS                                         $97,573         $86,314
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                         $6,883          $2,730
Accrued expenses                                         11,363           8,626
--------------------------------------------------------------------------------
   Total current liabilities                             18,246          11,356
Pension liabilities                                       2,023           2,233
Deferred taxes                                            1,091           1,160
Other long-term liabilities                               1,579           1,599
--------------------------------------------------------------------------------
   Total liabilities                                     22,939          16,348
--------------------------------------------------------------------------------
Common stock                                              2,579           2,573
Capital in excess of par value                           35,711          35,722
Retained earnings                                        37,023          32,409
Accumulated other comprehensive loss                       (476)           (509)
Deferred compensation                                      (203)           (229)
--------------------------------------------------------------------------------
Total stockholders' equity                               74,634          69,966
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $97,573         $86,314
================================================================================

The accompanying notes are an integral part of these consolidated statements.

                                       3


                     MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                         (In thousands except per share data)
                                      (Unaudited)


                                                          Three months ended March 31,
                                                           2004               2003
----------------------------------------------------------------------------------------
NET SALES                                                     $61,830            $50,107
Cost of goods sold                                             46,107             38,015
                                                      ---------------    ---------------
Gross profit                                                   15,723             12,092
Selling, general and administrative expenses                    7,159              5,652
                                                      ---------------    ---------------
Operating income                                                8,564              6,440
Interest  income                                                  122                113
                                                      ---------------    ---------------
Income before income taxes                                      8,686              6,553
Income tax provision                                            3,040              2,359
                                                      ---------------    ---------------
NET INCOME                                                     $5,646             $4,194
                                                      ===============    ===============

EARNINGS PER SHARE
Basic                                                           $0.22              $0.17
                                                      ===============    ===============
Diluted                                                         $0.21              $0.16
                                                      ===============    ===============

DIVIDENDS PER SHARE                                            $0.040             $0.027
                                                      ===============    ===============

AVERAGE SHARES OUTSTANDING
Basic                                                          25,493             25,393
                                                      ===============    ===============
Diluted                                                        27,106             26,836
                                                      ===============    ===============

The accompanying notes are an integral part of these consolidated statements.


                                         4

                      MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                     (In thousands)
                                       (Unaudited)


                                                          Three months ended March 31,
                                                           2004                2003
----------------------------------------------------------------------------------------
OPERATING ACTIVITES
  NET INCOME                                                 $5,646              $4,194
  Noncash charges (credits) to earnings:
     Depreciation and amortization                              589                 571
     Deferred income tax benefit                               (341)               (168)
  (Increase) decrease in assets:
     Accounts receivable                                     (4,075)             (2,738)
     Inventories                                              2,092               2,911
     Prepaid expenses and other current assets                 (520)                357
     Income taxes receivable                                  1,008                   -
     Other non-current assets                                  (525)               (208)
  Increase (decrease) in liabilities:
     Accounts payable                                         4,153                 551
     Income taxes payable                                         -               1,921
     Other accrued expenses                                   2,737               1,602
     Other long-term liabilities                               (230)                 96
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    10,534               9,089
----------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Capital expenditures                                           (989)             (1,091)
Net purchase of marketable securities                        (1,819)             (3,281)
----------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                       (2,808)             (4,372)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                         (1,032)               (684)
Cash paid for common stock purchased and retired               (169)               (812)
Proceeds received upon exercise of stock options                164                 146
----------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                       (1,037)             (1,350)
----------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                     6,689               3,367
Cash and cash equivalents at beginning of period             26,244              17,280
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $32,933             $20,647
========================================================================================

The accompanying notes are an integral part of these consolidated statements.

                                            5

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

     The Board of Directors, at its quarterly meeting on January 27, 2004, authorized a three-for-two stock split by the issuance on March 10, 2004 of one additional common share for each two common shares held of record on February 10, 2004. Accordingly, the par value of additional shares issued has been adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split were settled in cash. All share and per share data appearing throughout this Form 10-Q have been retroactively adjusted to reflect the impact of this stock split.

     Certain prior year balances have been reclassified to conform to the current year presentation.

2.   EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. A reconciliation of weighted shares outstanding is as follows:

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (IN THOUSANDS)                                      Three months ended March 31
     -----------------------------------------------------------------------------------
                                                         2004                  2003
                                                         ----                  ----
     Basic                                              25,493                25,393
     Dilutive effect of stock
       options and restricted shares                     1,613                 1,443
                                                ----------------------------------------
     Diluted                                            27,106                26,836
                                                ========================================

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 132 (revised 2003) ("SFAS 132R"), "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." SFAS 132R does not change the measurement or recognition provisions for defined benefit pensions and other post-retirement benefits; however, it requires additional annual disclosures about assets, obligations, cash flows and net periodic benefit cost of those plans. SFAS 132R also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from previous amounts disclosed. The disclosure rules apply to annual financial statements for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The Company has adopted the provisions of SFAS 132R and presented the disclosures in Note 9 to these consolidated financial statements.

     In December 2002, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has completed an evaluation of its existing relationships with various dealerships that sell its products and has concluded that none of them are variable interest entities under the provisions of FIN 46. In addition, the Company has not entered into any agreements subject to FIN 46 since January 31, 2003. Therefore, the adoption of the Interpretation did not have a material impact on the financial position, results of operations or liquidity of the Company.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------
     (IN THOUSANDS)                               Three months ended March 31
     ---------------------------------------------------------------------------
                                                     2004              2003
                                               ---------------------------------
     Net income as reported                   $     5,646        $     4,194
     Change in unrealized gain on
       marketable securities, net of
       taxes of $18 and ($10)                          33                (18)
                                               ---------------    --------------
     Comprehensive income                     $     5,679        $     4,176
                                               ===============    ==============

5.   STOCK-BASED COMPENSATION

     Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If Marine Products had accounted for the stock incentive plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" reported net income per share would have been as follows:

       --------------------------------------------------------------------------------------
       (IN THOUSANDS)                                         Three months ended March 31
       --------------------------------------------------------------------------------------
                                                                 2004               2003
                                                                 ----               ----
       Net income - as reported                              $  5,646           $  4,194
       Add: Stock-based employee
            compensation cost, included in
            reported net income, net of related
            tax effect                                             17                 16
       Deduct: Stock-based employee compensation
               cost, computed using the fair value
               method for all awards, net of related
               tax effect                                         (98)               (96)
       --------------------------------------------------------------------------------------
       Pro forma net income                                  $  5,565           $  4,114
       ======================================================================================


       Earnings per share - as reported
         Basic                                               $   0.22           $   0.17
         Diluted                                                 0.21               0.16
       ======================================================================================


       Earnings per share - Pro forma
         Basic                                               $   0.22           $   0.16
         Diluted                                                 0.21               0.15
       ======================================================================================

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

     Activity in the warranty accrual was as follows:


     (in thousands)                                        2004         2003
     ---------------------------------------------------------------------------
     Balances at beginning of year                      $  2,846     $  1,944
     Less: Payments made during the period                  (940)        (699)
     Add:  Warranties issued during the period               934          617
           Changes in estimated expenditures
           for warranties issued in prior periods            125          123
     ---------------------------------------------------------------------------
     Balances at March 31                               $  2,965     $  1,985
     ===========================================================================

     The Company is also a party to certain agreements with third party lenders that provide financing to the Company's network of dealers. The agreements provide for the return of repossessed boats in "like new" condition to the Company, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of March 31, 2004, the maximum repurchase obligation outstanding under these agreements which expire in 2004 and 2005 totaled approximately $4,000,000. The Company records the estimated fair value of the guarantee; at March 31, 2004, this amount is immaterial.

7.   BUSINESS SEGMENT INFORMATION

     The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS No. 131 do not apply to the Company. In addition, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

8.   INVENTORIES

     Inventories consist of the following:

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        ----------------------------------------------------------------------------------------
        (IN THOUSANDS)                               MARCH 31, 2004         December 31, 2003
        ----------------------------------------------------------------------------------------
        Raw materials and supplies                 $           10,184      $           9,485
        Work in process                                         4,285                  5,889
        Finished goods                                          5,209                  6,396
        ----------------------------------------------------------------------------------------
        Total inventories                          $           19,678      $          21,770
        ========================================================================================

9.   EMPLOYEE BENEFIT PLAN

     The following represents the net periodic defined benefit cost and related components in accordance with SFAS 132R described in Note 3.

        (IN THOUSANDS)                           Three months ended March 31
        ------------------------------------------------------------------------
                                                      2004                2003
        ------------------------------------------------------------------------
        Service cost                          $          -        $          -
        Interest cost                                   60                   5
        Expected return on plan assets                 (58)                 (2)
        Amortization of:
                Prior Service Cost                       -                  -
                Unrecognized net
                (gains) and losses                      22                  -
        ------------------------------------------------------------------------
        Net periodic benefit cost             $         24        $         3
        ========================================================================

     Marine Products had previously disclosed that it expects to contribute $700,000 to its defined benefit plan in 2004. As of March 31, 2004, the Company contributed approximately $630,000 to the pension plan. The Company is currently evaluating its funding obligations for the remainder of 2004 under the Pension Funding Equity Act of 2004 that was passed in April 2004 and will then determine the level of additional funding for the remainder of the year.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
--------

Marine Products Corporation, through its wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. The Company sells its products to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets.

The Company operates under a single business segment, its Powerboat Manufacturing business. Marine Products' mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services. Chaparral competes in the sterndrive and inboard engine-powered sportboat, deckboat and cruiser markets, manufacturing boats from 18 to 35 feet in length. The Company's Robalo brand, acquired in June 2001, competes in the outboard engine-powered sport fishing boat market, manufacturing boats of 19 to 26 feet in length.

Marine Products' business is impacted by economic conditions, consumer confidence, interest rates, the weather, and other factors. The Company's management believes that it has the opportunity to continue to enhance its customers' boating experience by providing them with high quality, innovative powerboats, and thereby increase its market share, net sales, and net income. Marine Products' management is also focused on the competitive nature of the recreational powerboat manufacturing business and factors which may lead to a decline in consumer confidence or consumers' discretionary income, both of which could negatively impact sales of the Company's powerboats.

CRITICAL ACCOUNTING POLICIES
----------------------------

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant changes in the critical accounting policies since year-end.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------

    ----------------------------------------------------------------------------
     ($'S IN THOUSANDS)                            THREE MONTHS ENDED MARCH 31
    ----------------------------------------------------------------------------
                                                       2004          2003
    ----------------------------------------------------------------------------

     Total number of boats sold                          1,843         1,734
     Average selling price per boat                 $     33.9    $     29.5
     Net sales                                      $   61,830    $   50,107
     Percentage of cost of goods sold to
       net sales                                          74.6%         75.9%
     Gross profit margin percent                          25.4%         24.1%
     Percentage of selling, general and
       administrative expense to net sales                11.6%         11.3%
     Operating income                               $    8,564    $    6,440
     Research and development expense               $      337    $      293
     Warranty expense                               $    1,059    $      740
    ----------------------------------------------------------------------------

NET SALES for the three months ended March 31, 2004 increased $11,723,000 or
23.4 percent. The increase in net sales was due to a 15.1 percent increase in the average sales price per boat, a 6.3 percent increase in the number of boats sold, and an increase in parts and accessories sales. The increase in average sales price per boat was due to a favorable model mix, highlighted by volume increases in cruisers, sales of larger sportboats, and increases in sales of sport fishing boats in addition to overall price increases that were implemented for the 2004 model year, which began in July 2003.

COST OF GOODS SOLD for the three months ended March 31, 2004 was $46,107,000 compared to $38,015,000 for the three months ended March 31, 2003, an increase of $8,092,000 or 21.3 percent. The increase in cost of goods sold was due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased in 2004 compared to 2003, due to higher unit sales of larger boats, which generate higher profit margins, and improvements in manufacturing efficiencies due to higher production and sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2004 were $7,159,000 compared to $5,652,000 for the three months ended March 31, 2003, an increase of $1,507,000, or 26.7 percent. The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability, such as warranty expense, sales commissions and other incentive compensation, and increased costs associated with the growth the Company has experienced in sales and expanded customer service efforts. Warranty expense for the three months ended March 31, 2004 was 1.7 percent of net sales, compared to 1.5 percent of net sales for the three months ended March 31, 2003. Warranty expenses tend to be higher for larger sportboats and cruisers compared to the other brands and the Company sold a higher volume of its larger boats in the first quarter of 2004 as compared to the first quarter of 2003.

OPERATING INCOME for the three months ended March 31, 2004 increased $2,124,000 or 33.0 percent compared to operating income for the comparable period in 2003. Operating income was higher due to higher net sales, partially offset by higher cost of goods sold and selling, general and administrative expenses during the period, as discussed above.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INTEREST INCOME was $122,000 during the three months ended March 31, 2004 compared to $113,000 in the prior year period, an increase of $9,000 or 8.0 percent. This increase resulted from higher investable average balances of cash and marketable securities during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, partially offset by lower investment returns due to lower market interest rates. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable debt securities.

INCOME TAX PROVISION for the three months ended March 31, 2004 reflects an effective tax rate of 35.0 percent, compared to 36.0 percent for the three months ended March 31, 2003. The decrease in rate reflects the effect of implementing tax planning strategies. The effective rate change increased net income by $87,000. The income tax provision of $3,040,000 was $681,000 or 28.9 percent higher than the income tax provision of $2,359,000 for the three months ended March 31, 2003 as a result of higher operating income, partially offset by the lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    ----------------------------------------------------------------------------
     (IN THOUSANDS)                               Three months ended March 31
    ----------------------------------------------------------------------------
                                                     2004            2003
    ----------------------------------------------------------------------------

     Net cash provided by operating activities    $   10,534      $    9,089
     Net cash used for investing activities           (2,808)         (4,372)
     Net cash used for financing activities       $   (1,037)     $   (1,350)
    ----------------------------------------------------------------------------

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. During the three months ended March 31, 2004, cash and cash equivalents increased by $6,689,000 and marketable securities increased by $1,836,000.

Cash provided by operating activities for the three months ended March 31, 2004 increased $1,445,000 compared to the three months ended March 31, 2003. The increase resulted primarily from increased net income partially offset by higher working capital needs in the three months of 2004 as compared to the three months in 2003, due to increases in accounts receivable and inventories correlated with higher sales and related manufacturing activities, in conjunction with increases (reductions) in net income taxes receivable (payable), offset by increases in accounts payable and other accruals that were due to timing differences.

Cash used for investing activities for the three months ended March 31, 2004 decreased $1,564,000 compared to the three months ended March 31, 2003. The decrease in cash used resulted from lower investments in marketable securities in 2004 compared to the investments in the prior year. The Company currently expects that capital expenditures during 2004 will be approximately $4,000,000, of which $989,000 has been spent through March 31, 2004.

Cash used for financing activities for the three months ended March 31, 2004 decreased $313,000. The decrease was due to a lower cost of share repurchases in the open market compared to 2003,

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

partially offset by an increase in dividend payments resulting from the Company's decision during the first quarter of 2004 to increase its quarterly dividend by 50 percent to $0.04 on the split number of shares. Details regarding the shares repurchased during the quarter have been disclosed in Part II, Item 2 of this document.

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

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc.. The Company contributed approximately $630,000 to the multiple employer pension plan in the first quarter of 2004. The Company is currently evaluating its funding obligations for the remainder of 2004 under the Pension Funding Equity Act of 2004 that was passed in April 2004 and will then determine the level of additional funding for the remainder of the year.

The Company has an insignificant amount of obligations and commitments that require future payments. See the section titled Off Balance Sheet Arrangements for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accrual account during the three months ended March 31, 2004.




OFF BALANCE SHEET ARRANGEMENTS
------------------------------

GUARANTEES. To assist dealers in obtaining financing for the purchase of its boats, the Company has entered into agreements with various dealers and financing institutions to guarantee varying amounts of qualifying dealers' debt obligations related to inventory purchases. The Company's obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in "like new" condition to the Company, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats. As of March 31, 2004, the maximum repurchase obligation

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

outstanding under these agreements, which expire in 2004 and 2005 totaled approximately $4,000,000. The Company records the estimated fair value of the guarantee; at March 31, 2004, this amount is immaterial. The Company has no other off balance sheet arrangements as defined in the SEC rules.

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

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements made in this report that are not historical facts are "forward-looking statements" under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to the Company's business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for continued growth, ability to effect future price increases, estimates regarding boat repurchase obligations, estimated pension contributions and the impact of SFAS 132R and the Company's beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the Company's performance in the future.

The words "may," "should," "will," "expect," "believe," "anticipate," "intend," "plan," "believe," "seek," "project," "estimate," and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the following: Marine Products' dependence on its network of independent boat dealers, which may affect its growth plans and net sales, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to continue to increase the production of the Robalo product line, realization of repurchase obligations under agreements with third-party dealer floor plan lenders, the effects of the economy on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2004, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of March 31, 2004, the Company's investment portfolio, comprised of United States Government, corporate and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.


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

As of the end of the period covered by this report, March 31, 2004 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchases
-----------------

Shares repurchased during the three months ended March 31, 2004 were as follows:


    ---------------------------------------------------------------------------------------------------------------
    Period                Total Number of       Average Price Paid    Total number of        Maximum Number (or
                          Shares (or Units)     Per Share (or Unit)   Shares (or Units)      Approximate Dollar
                          Purchased                                   Purchased as Part of   Value) of Shares (or
                                                                      Publicly Announced     Units) that May Yet
                                                                      Plans or Programs      Be Purchased Under
                                                                                             the Plans or Programs
    ---------------------------------------------------------------------------------------------------------------
    Month #1                        0           $           0                          0     1,052,649
    Jan 1, 2004 to
    Jan 31, 2004

    Month #2                        0           $           0                          0     1,052,649
    Feb 1, 2004 to
    Feb 28, 2004

    Month #3                      9,100         $       13.02                      9,100     1,043,549
    Mar 1, 2004 to
    Mar 31, 2004

    ---------------------------------------------------------------------------------------------------------------
    Totals                        9,100         $       13.02                      9,100     1,043,549
    ===============================================================================================================

The Company's Board of Directors announced a stock buyback program in April 2001 authorizing the repurchase of 1,500,000 shares in the open market. Currently the program does not have a predetermined expiration date.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

           31.1              Section 302 certification for Chief Executive Officer

           31.2              Section 302 certification for Chief Financial Officer

           32.1              Section 906 certifications for Chief Executive Officer and Chief
                             Financial Officer



     (b)   Reports on Form 8-K during the quarter ended March 31, 2004

----------------------------------------------------------------------------------------------------------
                     Date of earliest event
Date Filed           reported                   Description of event
----------------------------------------------------------------------------------------------------------
January 20, 2004     January 20, 2004           Item 5 and Item 7: Registrant issued a press release
                                                titled "Marine Products Corporation to Announce Year End
                                                2003 Results and Host a Conference Call on February 17,
                                                2004"
January 28, 2004     January 28, 2004           Item 5 and Item 7: Registrant issued a press release
                                                titled "Marine Products Corporation Announces Stock Split
                                                and Increased Dividend"
February 17, 2004    February 17, 2004          Item 12 and Item 7: Registrant issued a press release
                                                titled "Marine Products Corporation Reports Record 2003
                                                Fourth Quarter and Full Year Results"

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MARINE PRODUCTS CORPORATION


                        /s/ Richard A. Hubbell
                        -----------------------------------------------------
Date: May 4, 2004       Richard A. Hubbell
                        President and Chief Executive Officer
                        (Principal Executive Officer)


                        /s/ Ben M. Palmer
                        -----------------------------------------------------
Date: May 4, 2004       Ben M. Palmer
                        Vice President, Chief Financial Officer and Treasurer
                        (Principal Financial and Accounting Officer)