Form 10-Q
period 2004-06-30
MARINE PRODUCTS CORP
filed 2004-08-04
CIK 1129155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 15, 2004, Marine Products Corporation had 25,979,161 shares of common stock outstanding.


                                      MARINE PRODUCTS CORPORATION.
                                            Table of Contents



PART I. FINANCIAL INFORMATION                                                                  PAGE
                                                                                                NO.
       Item 1.    Financial Statements (Unaudited)
                  Consolidated balance sheets -
                  As of June 30, 2004 and December 31, 2003                                      3

                  Consolidated statements of income - for the three and six months ended
                  June 30, 2004 and 2003;                                                        4

                  Consolidated statements of cash flows - for the six months ended
                  June 30, 2004 and 2003                                                         5

                  Notes to consolidated financial statements                                    6-10

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         11

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    17

       Item 4.    Controls and Procedures                                                       17

PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings                                                             18

       Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of
                  Equity Securities                                                             18

       Item 3.    Defaults upon Senior Securities                                               19

       Item 4.    Submission of Matters to a Vote of Security Holders                           19

       Item 5.    Other Information                                                             20

       Item 6.    Exhibits and Reports on Form 8-K                                              20

SIGNATURES                                                                                      22

                                                   2


                        MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
                                PART I. FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS

                                 CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                                       (In thousands)
                                         (Unaudited)


                                                                JUNE 30,         December 31,
                                                                  2004               2003
--------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                        $34,785            $26,244
Marketable securities                                              2,319              1,402
Accounts receivable, net                                           6,354              3,970
Inventories                                                       24,807             21,770
Income taxes receivable                                            1,696              1,073
Deferred income taxes                                              2,571              2,265
Prepaid expenses and other current assets                            698                616
--------------------------------------------------------------------------------------------
   Total current assets                                           73,230             57,340
Property, plant and equipment, net                                18,079             17,761
Intangibles, net                                                   3,798              3,818
Marketable securities                                              5,910              5,930
Other assets                                                       2,220              1,465
--------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                 $103,237            $86,314
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $7,522             $2,730
Accrued expenses                                                  11,709              8,626
--------------------------------------------------------------------------------------------
   Total current liabilities                                      19,231             11,356
Pension liabilities                                                2,157              2,233
Deferred taxes                                                     1,227              1,160
Other long-term liabilities                                        1,599              1,599
--------------------------------------------------------------------------------------------
   Total liabilities                                              24,214             16,348
--------------------------------------------------------------------------------------------
Common stock                                                       2,598              2,573
Capital in excess of par value                                    36,606             35,722
Retained earnings                                                 42,391             32,409
Accumulated other comprehensive loss                                (549)              (509)
Deferred compensation                                             (2,023)              (229)
--------------------------------------------------------------------------------------------
Total stockholders' equity                                        79,023             69,966
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $103,237            $86,314
============================================================================================

The accompanying notes are an integral part of these consolidated statements.

                                            3

                                     MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                         (In thousands except per share data)
                                                     (Unaudited)


                                                     Three months ended June 30,     Six months ended June 30,
                                                   ------------------------------  -------------------------------
                                                        2004            2003            2004           2003
---------------------------------------------------------------------------------  -------------------------------
NET SALES                                                 $64,775        $51,951         $126,605       $102,058
Cost of goods sold                                         47,804         38,400           93,911         76,415
                                                   ---------------  -------------  ---------------  --------------
Gross profit                                               16,971         13,551           32,694         25,643
Selling, general and administrative expenses                7,496          6,022           14,655         11,675
                                                   ---------------  -------------  ---------------  --------------
Operating income                                            9,475          7,529           18,039         13,968
Interest  income                                              114            222              236            335
                                                   ---------------  -------------  ---------------  --------------
Income before income taxes                                  9,589          7,751           18,275         14,303
Income tax provision                                        3,193          2,790            6,233          5,149
                                                   ---------------  -------------  ---------------  --------------
NET INCOME                                                 $6,396         $4,961          $12,042         $9,154
                                                   ===============  =============  ===============  ==============
EARNINGS PER SHARE
Basic                                                       $0.25          $0.20            $0.47          $0.36
                                                   ===============  =============  ===============  ==============
Diluted                                                     $0.24          $0.19            $0.44          $0.34
                                                   ===============  =============  ===============  ==============

DIVIDENDS PER SHARE                                        $0.040         $0.027           $0.080         $0.054
                                                   ===============  =============  ===============  ==============

AVERAGE SHARES OUTSTANDING
Basic                                                      25,662         25,282           25,577         25,347
                                                   ===============  =============  ===============  ==============
Diluted                                                    27,216         26,636           27,139         26,748
                                                   ===============  =============  ===============  ==============


The accompanying notes are an integral part of these consolidated statements.

                                                          4

                       MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                      (In thousands)
                                        (Unaudited)

                                                                      Six months ended June 30
                                                                    -----------------------------
                                                                      2004                2003
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITES
   NET INCOME                                                        $12,042              $9,154
   Noncash charges (credits) to earnings:
      Depreciation, amortization and other non-cash charges            1,232               1,144
      Deferred income tax benefit                                       (217)               (653)
   (Increase) decrease in assets:
      Accounts receivable                                             (2,384)             (4,566)
      Inventories                                                     (3,037)              2,513
      Prepaid expenses and other current assets                          (82)                883
      Income taxes receivable                                            251                   -
      Other non-current assets                                          (742)               (603)
   Increase (decrease) in liabilities:
      Accounts payable                                                 4,792                  23
      Income taxes payable                                                 -                 870
      Other accrued expenses                                           3,083               1,864
      Other long-term liabilities                                        (76)                (68)
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             14,862              10,561
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                  (1,435)             (2,873)
Net purchase of marketable securities                                   (973)             (1,632)
-------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                (2,408)             (4,505)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                                  (2,060)             (1,366)
Cash paid for common stock purchased and retired                      (2,612)             (2,046)
Proceeds received upon exercise of stock options                         759                 402
-------------------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                                (3,913)             (3,010)
-------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                              8,541               3,046
Cash and cash equivalents at beginning of period                      26,244              17,280
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $34,785             $20,326
=================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                                                5

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

     The Board of Directors, at its quarterly meeting on January 27, 2004, authorized a three-for-two stock split by the issuance on March 10, 2004 of one additional common share for every two common shares held of record on February 10, 2004. Accordingly, the par value of additional shares issued has been adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split were settled in cash. All share and per share data appearing throughout this Form 10-Q have been retroactively adjusted to reflect the impact of this stock split.

2.   EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. A reconciliation of weighted shares outstanding is as follows:

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                Three months            Six months ended
                                                  ended June 30,                June 30,
     ------------------------------------------------------------------------------------------
                                                 2004         2003         2004          2003
                                                 ----         ----         ----          ----
     Basic                                      25,662       25,282       25,577        25,347
     Dilutive effect of stock
       options and restricted                    1,554         1,354       1,562         1,401
     SHARES
                                             --------------------------------------------------
     Diluted                                    27,216       26,636       27,139        26,748
                                             ===================================================

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has completed an evaluation of its relationships with various dealerships that sell its products and has concluded that none of them are variable interest entities under the provisions of FIN 46. Therefore, the adoption of the Interpretation did not have a material impact on the financial position, results of operations or liquidity of the Company.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF 03-1 applies to investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." EITF 03-1 provides a basic three-step model to evaluate whether the impairment is other than temporary. This model for evaluating impairment must be applied to all current and prospective investments beginning in the second quarter of 2004. Qualitative and quantitative disclosures are effective for fiscal year ending December 31, 2004. The adoption of EITF 03-1 did not have a material impact on the financial position, results of operations or liquidity of the Company.


4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                Three months            Six months ended
                                                  ended June 30,                June 30,
     ------------------------------------------------------------------------------------------
                                                 2004         2003        2004         2003
                                             --------------------------------------------------
     Net income as reported                   $    6,396   $   4,961   $   12,042    $    9,154
     Change in unrealized gain on
       marketable securities, net of
       taxes                                         (74)        (71)         (41)          (78)
     ------------------------------------------------------------------------------------------
     Comprehensive income                     $    6,322   $   4,890   $   12,001    $    9,076
     ==========================================================================================

5.   STOCK-BASED COMPENSATION

     Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If Marine Products had accounted for the stock incentive plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" reported net income per share would have been as follows:


     ------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                Three months            Six months ended
                                                  ended June 30,                June 30,
     ------------------------------------------------------------------------------------------
                                                 2004         2003        2004         2003
                                             --------------------------------------------------
     Net income - as reported                 $    6,396   $   4,961   $   12,042    $    9,154
     Add: Stock-based employee
          compensation cost, included in
          reported net income, net of related
          tax effect                                  45          17           62            33
     Deduct: Stock-based employee compensation
             cost, computed using the fair
             value method for all awards, net
             of related tax effect                  (127)       (101)        (225)         (195)
     ------------------------------------------------------------------------------------------
     Pro forma net income                     $    6,314   $   4,877   $   11,879    $    8,992
     ==========================================================================================


     Earnings per share - as reported
       Basic                                  $     0.25   $    0.20   $     0.47    $     0.36
       Diluted                                      0.24        0.19         0.44          0.34
     ==========================================================================================


     Earnings per share - Pro forma
       Basic                                  $     0.25   $    0.19   $     0.46    $     0.35
       Diluted                                      0.23        0.18         0.44          0.34
     ==========================================================================================

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the quarter ended June 30, 2004, 111,600 shares of restricted stock vested and were released to the employees. The tax benefit aggregating $874 for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value and has been excluded from the consolidated statements of cash flow for the six months ended June 30, 2004.

6.   WARRANTY ACCRUALS

     The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

     Activity in the warranty accrual was as follows:

       -------------------------------------------------------------------------
       (IN THOUSANDS)                                       2004          2003
       -------------------------------------------------------------------------
       Balances at beginning of year                   $    2,846   $    1,944
       Less: Payments made during the period               (1,957)      (1,174)
       Add:  Warranties issued during the period            1,905        1,501
             Changes in estimated expenditures
             for warranties issued in prior periods           254          145
       -------------------------------------------------------------------------
       Balances at June 30                             $    3,048   $    2,416
       =========================================================================

     The Company is also a party to certain agreements with third party lenders that provide financing to the Company's network of dealers. The agreements provide for the return of repossessed boats in "like new" condition to the Company, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of June 30, 2004, the maximum repurchase obligation outstanding under these agreements, which expire in 2004 and 2005, totaled approximately $4,000,000. The Company records the estimated fair value of the guarantee; at June 30, 2004, this amount was immaterial.

7.   BUSINESS SEGMENT INFORMATION

     The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS No. 131 do not apply to the Company. In addition, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INVENTORIES

     Inventories consist of the following:

      --------------------------------------------------------------------------
      (IN THOUSANDS)                      JUNE 30, 2004    December 31, 2003
      --------------------------------------------------------------------------
      Raw materials and supplies         $       13,917     $        9,485
      Work in process                             4,797              5,889
      Finished goods                              6,093              6,396
      --------------------------------------------------------------------------
      Total inventories                  $       24,807     $       21,770
      ==========================================================================

9.   EMPLOYEE BENEFIT PLAN

     The following represents the net periodic defined benefit cost and related components for the Company's pension plan.


      (IN THOUSANDS)                          Three months ended       Six months ended
                                                   June 30                  June 30
      -----------------------------------------------------------------------------------
                                             2004          2003       2004         2003
      -----------------------------------------------------------------------------------
      Service cost                         $       -    $       -   $       -    $      -
      Interest cost                               60            5         120          10
      Expected return on plan assets             (58)          (2)       (116)         (4)
      Amortization of:
           Unrecognized net (gains)
           and losses                             22            -          44           -
      -----------------------------------------------------------------------------------
      Net periodic benefit cost            $     24     $       3   $      48    $      6
      ===================================================================================

     Marine Products had previously disclosed that it expects to contribute $700,000 to its defined benefit plan in 2004. As of June 30, 2004, the Company contributed approximately $630,000 to the pension plan. The Company does not currently expect to make any additional contribution to the defined benefit plan in 2004.

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

The Company operates under a single business segment, its Powerboat Manufacturing business. Marine Products' mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services. Chaparral competes in the sterndrive and inboard engine-powered sportboat, deckboat and cruiser markets, manufacturing boats from 18 to 35 feet in length. The Company's Robalo brand, competes in the outboard engine-powered sport fishing boat market, manufacturing boats from 19 to 26 feet in length.

Marine Products' business is impacted by economic conditions, consumer confidence, interest rates, the weather, and other factors. The Company's management believes that it has the opportunity to continue to enhance its customers' boating experience by providing them with high quality, innovative powerboats, and thereby increase its market share, net sales, and net income. Marine Products' management is also focused on the competitive nature of the recreational powerboat manufacturing business and factors that may lead to a decline in consumer confidence or consumers' discretionary income, both of which could negatively impact sales of the Company's powerboats.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant changes in the critical accounting policies since year-end.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2004 and 2003 follow:

    -----------------------------------------------------------------------------------
    ($ IN THOUSANDS)                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30                  JUNE 30
    -----------------------------------------------------------------------------------
                                            2004          2003       2004         2003
    -----------------------------------------------------------------------------------
   Total number of boats sold                1,899        1,681       3,742       3,415
   Average sales price per boat          $    34.3    $    31.1   $    34.1    $   30.3
   Net sales                             $  64,775    $  51,951   $ 126,605    $102,058
   Percentage of cost of goods sold to
    net sales                                 73.8%        73.9%       74.2%       74.9%
   Gross profit margin percent                26.2%        26.1%       25.8%       25.1%
   Percentage of selling, general and
    administrative expense to net sales       11.6%        11.6%       11.6%       11.4%
   Operating income                      $   9,475    $   7,529   $  18,039    $ 13,968
   Research and development expense      $     581    $     378   $     918    $    671
   Warranty expense                      $   1,100    $     906   $   2,159    $  1,646
    -----------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

NET SALES for the three months ended June 30, 2004 increased $12,824,000 or 24.7 percent. The increase in net sales was due to a 10.5 percent increase in the average sales price per boat and a 13.0 percent increase in the number of boats sold. The increase in average sales price per boat was due to increased sales of larger cruisers and sportboats, and increased sales of Robalo sport fishing boats in addition to overall price increases that were implemented for the 2004 model year, which began in July 2003. All four lines experienced an increase in unit sales.

COST OF GOODS SOLD for the three months ended June 30, 2004 was $47,804,000 compared to $38,400,000 for the three months ended June 30, 2003, an increase of $9,404,000 or 24.5 percent. The increase in cost of goods sold was due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased slightly in 2004 compared to 2003, due to higher unit sales of larger boats, which generate higher profit margins, and improvements in manufacturing efficiencies due to higher production and sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2004 were $7,496,000 compared to $6,022,000 for the three months ended June 30, 2003, an increase of $1,474,000, or 24.5 percent. The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability, such as warranty expense, sales commissions and other incentive compensation, and increased costs associated with the growth the Company has experienced in sales and expanded customer service efforts. Warranty expense for the three months ended June 30, 2004 and June 30, 2003 was 1.7 percent of net sales. Warranty expense tends to be higher for larger sportboats and cruisers compared to the other lines; however, the Company sold a higher volume of boats across all four lines in the second quarter of

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

2004 compared to the second quarter of 2003 and the increase in the larger models sold in 2004 was not material compared to 2003.

OPERATING INCOME for the three months ended June 30, 2004 increased $1,946,000 or 25.8 percent compared to operating income for the comparable period in 2003. Operating income was higher due to higher net sales, partially offset by higher cost of goods sold and selling, general and administrative expenses during the period, as discussed above.

INTEREST INCOME was $114,000 during the three months ended June 30, 2004 compared to $222,000 in the prior year period, a decrease of $108,000 or 48.6 percent. This decrease resulted from lower investment returns due to lower market interest rates, partially offset by higher investable average balances of cash and marketable securities during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable debt securities.

INCOME TAX PROVISION for the three months ended June 30, 2004 reflects an effective tax rate of 33.0 percent, compared to 36.0 percent for the three months ended June 30, 2003, primarily because of a previously unrecognized tax refund received during the current quarter. The effective tax rate change increased net income by $259,000. The income tax provision of $3,193,000 was $403,000 or 14.4 percent higher than the income tax provision of $2,790,000 for the three months ended June 30, 2003 as a result of higher operating income, partially offset by the lower effective tax rate.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

NET SALES for the six months ended June 30, 2004 increased $24,547,000 or 24.1 percent. The increase in net sales was due to a 12.5 percent increase in the average sales price per boat and a 9.6 percent increase in the number of boats sold. The increase in average sales price per boat was due to a favorable model mix, highlighted by volume increases in cruisers, sales of larger sportboats, and increases in sales of sport fishing boats, in addition to overall price increases that were implemented for the 2004 model year, which began in July 2003. All four lines experienced an increase in unit sales.

COST OF GOODS SOLD for the six months ended June 30, 2004 was $93,911,000 compared to $76,415,000 for the six months ended June 30, 2003, an increase of $17,496,000 or 22.9 percent. The increase in cost of goods sold was due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased in 2004 compared to 2003, due to higher unit sales of larger boats, which generate higher profit margins, and improvements in manufacturing efficiencies due to higher production and sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2004 were $14,655,000 compared to $11,675,000 for the six months ended June 30, 2003, an increase of $2,980,000, or 25.5 percent. The increase in selling, general and administrative expenses was due

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

to incremental costs that vary with sales and profitability, such as warranty expense, sales commissions and other incentive compensation, and increased costs associated with the growth the Company has experienced in sales and expanded customer service efforts. Warranty expense for the six months ended June 30, 2004 was 1.7 percent of net sales, compared to 1.6 percent of net sales for the six months ended June 30, 2003. Warranty expenses tend to be higher for larger sportboats and cruisers compared to smaller models. Although the Company sold a higher volume of larger boats in the first six months of 2004 as compared to the similar period of 2003, it did not materially impact the estimated warranty accruals.

OPERATING INCOME for the six months ended June 30, 2004 increased $4,071,000 or
29.1 percent compared to operating income for the comparable period in 2003. Operating income was higher due to higher net sales, partially offset by higher cost of goods sold and selling, general and administrative expenses during the period, as discussed above.

INTEREST INCOME was $236,000 during the six months ended June 30, 2004 compared to $335,000 in the prior year period, a decrease of $99,000 or 29.6 percent. This decrease resulted from lower investment returns due to lower market interest rates, partially offset by higher investable average balances of cash and marketable securities during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable debt securities.

INCOME TAX PROVISION for the six months ended June 30, 2004 reflects an effective tax rate of 34.1 percent, compared to 36.0 percent for the six months ended June 30, 2003. The decrease in the effective tax rate reflects the effect of implementing tax planning strategies and a previously unrecognized tax refund received during the second quarter of 2004. The effective rate change increased net income by $346,000. The income tax provision of $6,233,000 was $1,084,000 or
21.1 percent higher than the income tax provision of $5,149,000 for the six months ended June 30, 2003 as a result of higher operating income, partially offset by the lower effective tax rate.




LIQUIDITY AND CAPITAL RESOURCES

     --------------------------------------------------------------------------------
     (IN THOUSANDS)                                  SIX MONTHS ENDED JUNE 30
     --------------------------------------------------------------------------------
                                                          2004              2003
     --------------------------------------------------------------------------------
     Net cash provided by operating activities        $     14,862     $      10,561
     Net cash used for investing activities                 (2,408)           (4,505)
     Net cash used for financing activities           $     (3,913)    $      (3,010)
     --------------------------------------------------------------------------------

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. During the six months ended June 30, 2004, cash and cash equivalents increased by $8,541,000.

Cash provided by operating activities for the six months ended June 30, 2004 increased $4,301,000 compared to the six months ended June 30, 2003. The increase resulted primarily from higher net income coupled with increases in accounts payable, increases in other accrued expenses and smaller increases in accounts receivable, all due to timing differences. These increases in cash were partially offset by higher inventories correlated with higher sales and related manufacturing activities.

Cash used for investing activities for the six months ended June 30, 2004 decreased $2,097,000 compared to the six months ended June 30, 2003. The decrease in cash used resulted from lower investments in marketable securities and lower capital expenditures in 2004 compared to the prior year. The Company currently expects that capital expenditures during 2004 will be approximately $4,000,000, of which $1,435,000 has been spent through June 30, 2004.

Cash used for financing activities for the six months ended June 30, 2004 increased $903,000. The increase in cash used was due to a higher cost of share repurchases, primarily due to higher prices paid per share in 2004 compared to 2003, and an increase in dividend payments resulting from the Company's decision during the first quarter of 2004 to increase its quarterly dividend by 50 percent to $0.04 per share. Details regarding the shares repurchased during the quarter have been disclosed in Part II, Item 2 of this document.

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

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. The Company contributed approximately $630,000 to the multiple employer pension plan in the first quarter of 2004. The Company does not currently expect to make any additional contribution to the defined benefit plan in 2004.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section titled Off Balance Sheet Arrangements for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to these Consolidated Financial Statements for a detail of activity in the warranty accrual account during the six months ended June 30, 2004 and 2003.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

GUARANTEES. To assist dealers in obtaining financing for the purchase of its boats, the Company has entered into agreements with various dealers and financing institutions to guarantee varying amounts of qualifying dealers' debt obligations related to inventory purchases. The Company's obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in "like new" condition to the Company, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats. As of June 30, 2004, the maximum repurchase obligation outstanding under these agreements, which expire in 2004 and 2005 totaled approximately $4,000,000. The Company records the estimated fair value of the guarantee; at June 30, 2004, this amount is immaterial. The Company has no other off balance sheet arrangements as defined in the SEC rules.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are "forward-looking statements" under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to the Company's business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for continued growth, ability to effect future price increases, estimates regarding boat repurchase obligations, estimated pension contributions, the impact of SFAS 132R and EITF 03-1 and the Company's beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the Company's performance in the future.

The words "may," "should," "will," "expect," "believe," "anticipate," "intend," "plan," "believe," "seek," "project," "estimate," and similar expressions used in this document that do not relate to

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2004, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of June 30, 2004, the Company's investment portfolio totaling approximately $8.2 million, comprised of United States Government, corporate and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

As of the end of the period covered by this report, June 30, 2004 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES


SHARE REPURCHASES
Shares repurchased during the three months ended June 30, 2004 were as follows:

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------
       Period             Total Number of       Average Price Paid           Total number of  Maximum Number (or
                        Shares (or Units)      Per Share (or Unit)         Shares (or Units)  Approximate Dollar
                                Purchased                                  Purchased as Part    Value) of Shares
                                                                                 of Publicly     (or Units) that
                                                                          Announced Plans or          May Yet Be
                                                                                    Programs     Purchased Under
                                                                                                    the Plans or
                                                                                                        Programs
------------------------------------------------------------------------------------------------------------------
Month #1                            1,649  (1)            $  17.90   (1)                   0            1,043,549
April 1, 2004 to
April 30, 2004

Month #2                          103,816  (2)            $  14.55   (2)             103,600              939,949
May 1, 2004 to
May 31, 2004

Month #3                                0                 $      0                         0              939,949
June 1, 2004 to
June 30, 2004

------------------------------------------------------------------------------------------------------------------
Totals                            105,465                 $  14.60                   103,600              939,949
==================================================================================================================

(1)  Represents shares tendered in connection with option exercises
(2) Includes 216 shares tendered at an average price of $17.85 per share in connection with option exercises

The Company's Board of Directors announced a stock buyback program in April 2001 authorizing the repurchase of 1,500,000 shares in the open market. Currently the program does not have a predetermined expiration date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 27, 2004. At the meeting, the stockholders, i.) re-elected three Class III directors to the Board of Directors for the terms expiring in 2007 and ii) approved the Marine Products Corporation 2004 Stock Incentive Plan.

The following table sets forth the votes cast with respect to each of these proposals:

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


                                                                          BROKER
   PROPOSAL                                        FOR     AGAINST     NON-VOTES      WITHHELD    ABSTAIN
   --------------------------------------------------------------------------------------------------------
   Re-election of Wilton Looney             16,547,437         N/A           N/A       211,325          0
   Re-election of Gary W. Rollins           16,327,794         N/A           N/A       430,968          0
   Re-election of James A. Lane, Jr.        16,327,311         N/A           N/A       431,451          0
   Marine Products Corporation
   2004 Stock Incentive Plan                13,055,528   3,106,329       565,117           N/A     31,788

Messrs. R. Randall Rollins, Henry B. Tippie, James B. Williams, Richard A. Hubbell and Ms. Linda H. Graham were not up for re-election and have continued as directors.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          EXHIBIT NUMBER        DESCRIPTION

          3.1 Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 filed on February 13,
                                2001).

          3.2 By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2004).

          4 Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).

          10.1 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant's definitive Proxy Statement filed on March 24,
                                2004).

          31.1                  Section 302 certification for Chief Executive
                                Officer

          31.2                  Section 302 certification for Chief Financial
                                Officer

          32.1 Section 906 certifications for Chief Executive Officer and Chief Financial Officer

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES



        (b)     Reports on Form 8-K during the quarter ended June 30, 2004


---------------------------------------------------------------------------------------------------------------
                          Date of earliest event
Date Filed                reported                   Description of event
---------------------------------------------------------------------------------------------------------------
April 20, 2004            April 19, 2004             Item 5 and Item 7: Registrant issued a press release
                                                     titled "Marine Products Corporation to Announce First
                                                     Quarter 2004 Results and Host a Conference Call on April
                                                     28, 2004"
April 20, 2004            April 19, 2004             Item 5 and Item 7: Registrant issued a press release
                                                     titled "Marine Products Corporation Announces Stock
                                                     Repurchased in the First Quarter of 2004"
April 28, 2004            April 28, 2004             Item 5 and Item 7: Registrant issued a press release
                                                     titled "Marine Products Corporation Reports Record First
                                                     Quarter Results"
April 28, 2004            April 28, 2004             Item 5 and Item 7: Registrant issued a press release
                                                     titled "Marine Products Corporation Announces First
                                                     Quarter Cash Dividend"
May 7, 2004               May 7, 2004                Item 5 and Item 7: Registrant issued a press release
                                                     titled "Chaparral Wins Powerboat Magazine "Boat of the
                                                     Year" Award"

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARINE PRODUCTS CORPORATION


                                        /s/ Richard A. Hubbell
                                        ----------------------
Date: August 4, 2004                    Richard A. Hubbell
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ Ben M. Palmer
                                        ----------------------
Date: August 4, 2004                    Ben M. Palmer
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)