Form 10-Q
period 2004-09-30
MARINE PRODUCTS CORP
filed 2004-11-01
CIK 1129155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission File No. 1-16263


                           MARINE PRODUCTS CORPORATION
             (exact name of registrant as specified in its charter)


DELAWARE                                                      58-2572419
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


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

As of October 15, 2004, Marine Products Corporation had 25,962,074 shares of common stock outstanding.


                                                 MARINE PRODUCTS CORPORATION.
                                                      Table of Contents

PART I.   FINANCIAL INFORMATION                                                                                         PAGE
                                                                                                                         NO.
          Item 1.            Financial Statements (Unaudited)
                             Consolidated balance sheets -
                             As of September 30, 2004 and December 31, 2003                                               3

                             Consolidated statements of income - for the three and nine months ended
                             September 30, 2004 and 2003                                                                  4

                             Consolidated statements of cash flows - for the nine months ended September 30, 2004
                             and 2003                                                                                     5

                             Notes to consolidated financial statements                                                  6-11

          Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                         12

          Item 3.            Quantitative and Qualitative Disclosures About Market Risk                                  19

          Item 4.            Controls and Procedures                                                                     19

PART II.  OTHER INFORMATION

          Item 1.            Legal Proceedings                                                                           20

          Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds                                 20

          Item 3.            Defaults upon Senior Securities                                                             21

          Item 4.            Submission of Matters to a Vote of Security Holders                                         21

          Item 5.            Other Information                                                                           21

          Item 6.            Exhibits                                                                                    21

SIGNATURES                                                                                                               22


                                 MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
                                        PART I. FINANCIAL INFORMATION
                                         ITEM 1. FINANCIAL STATEMENTS

                                         CONSOLIDATED BALANCE SHEETS
                                AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                                (In thousands)
                                                 (Unaudited)


                                                              SEPTEMBER 30,                 December 31,
                                                                  2004                          2003
------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                             $34,757                       $26,244
Marketable securities                                                   5,291                         1,402
Accounts receivable, net                                                4,762                         3,970
Inventories                                                            25,908                        21,770
Income taxes receivable                                                   945                         1,073
Deferred income taxes                                                   2,442                         2,265
Prepaid expenses and other current assets                                 974                           616
------------------------------------------------------------------------------------------------------------
   Total current assets                                                75,079                        57,340
Property, plant and equipment, net                                     18,212                        17,761
Intangibles, net                                                        3,788                         3,818
Marketable securities                                                   5,762                         5,930
Other assets                                                            2,488                         1,465
------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                      $105,329                       $86,314
============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                       $7,824                        $2,730
Accrued expenses                                                        9,158                         8,626
------------------------------------------------------------------------------------------------------------
   Total current liabilities                                           16,982                        11,356
Pension liabilities                                                     2,323                         2,233
Deferred income taxes                                                     772                         1,160
Other long-term liabilities                                             1,734                         1,599
------------------------------------------------------------------------------------------------------------
   Total liabilities                                                   21,811                        16,348
------------------------------------------------------------------------------------------------------------
Common stock                                                            2,596                         2,573
Capital in excess of par value                                         35,825                        35,722
Retained earnings                                                      47,609                        32,409
Accumulated other comprehensive loss                                     (515)                         (509)
Deferred compensation                                                  (1,997)                         (229)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                             83,518                        69,966
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $105,329                       $86,314
============================================================================================================

The accompanying notes are an integral part of these consolidated statements.


                                   MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                       (In thousands except per share data)
                                                    (Unaudited)


                                             Three months ended September 30,     Nine months ended September 30,
                                             -------------------------------      -------------------------------
                                                 2004               2003              2004               2003
----------------------------------------------------------------------------      -------------------------------
NET SALES                                        $63,129            $44,903          $189,734           $146,961
Cost of goods sold                                46,012             33,400           139,923            109,815
                                             ------------       ------------      ------------       ------------
Gross profit                                      17,117             11,503            49,811             37,146
Selling, general and administrative expenses       7,475              4,937            22,130             16,611
                                             ------------       ------------      ------------       ------------
Operating income                                   9,642              6,566            27,681             20,535
Interest  income                                     139                 75               375                410
                                             ------------       ------------      ------------       ------------
Income before income taxes                         9,781              6,641            28,056             20,945
Income tax provision                               3,537              2,182             9,770              7,331
                                             ------------       ------------      ------------       ------------
NET INCOME                                        $6,244             $4,459           $18,286            $13,614
                                             ============       ============      ============       ============

EARNINGS PER SHARE
Basic                                              $0.24              $0.18             $0.71              $0.54
                                             ============       ============      ============       ============
Diluted                                            $0.23              $0.17             $0.67              $0.51
                                             ============       ============      ============       ============


DIVIDENDS PER SHARE                               $0.040             $0.027            $0.120             $0.081
                                             ============       ============      ============       ============


AVERAGE SHARES OUTSTANDING
Basic                                             25,699             25,405            25,618             25,362
                                             ============       ============      ============       ============
Diluted                                           27,202             26,847            27,166             26,788
                                             ============       ============      ============       ============

The accompanying notes are an integral part of these consolidated statements.


                               MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                              (In thousands)
                                                (Unaudited)


                                                                      Nine months ended September 30
                                                                -----------------------------------------
                                                                      2004                    2003
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITES
NET INCOME                                                               $18,286                 $13,614
   Noncash charges (credits) to earnings:
      Depreciation, amortization and other non-cash charges                1,921                   1,741
      Deferred income tax (benefit) provision                               (562)                  2,403
   (Increase) decrease in assets:
      Accounts receivable                                                   (792)                 (5,313)
      Inventories                                                         (4,138)                    795
      Prepaid expenses and other current assets                             (358)                    807
      Income taxes receivable                                              1,002                  (1,265)
      Other non-current assets                                              (979)                   (609)
   Increase (decrease) in liabilities:
      Accounts payable                                                     5,094                   1,120
      Income taxes payable                                                     -                  (1,889)
      Other accrued expenses                                                 532                    (246)
      Other long-term liabilities                                            225                     919
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 20,231                  12,077
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                      (2,146)                 (3,372)
Net purchase of marketable securities                                     (3,774)                   (603)
---------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                    (5,920)                 (3,975)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                                      (3,086)                 (2,051)
Cash paid for common stock purchased and retired                          (3,544)                 (2,271)
Proceeds received upon exercise of stock options                             832                     569
---------------------------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                                    (5,798)                 (3,753)
---------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                  8,513                   4,349
Cash and cash equivalents at beginning of period                          26,244                  17,280
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $34,757                 $21,629
=========================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (In thousands)                             Three months ended         Nine months ended
                                                       September 30,              September 30,
          --------------------------------------------------------------------------------------------
                                                      2004         2003         2004          2003
                                                      ----         ----         ----          ----
          Basic                                      25,699       25,405       25,618        25,362
          Dilutive effect of stock
            options and restricted shares             1,503        1,442        1,548         1,426
                                                  ----------------------------------------------------
          Diluted                                    27,202       26,847       27,166        26,788
                                                  ====================================================

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

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF 03-1 applies to investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." EITF 03-1 provides a basic three-step model to evaluate whether the impairment is other than temporary. This model for evaluating impairment must be applied to all current and prospective investments beginning in the second quarter of 2004. Qualitative and quantitative disclosures are effective for the fiscal year ending December 31, 2004. The adoption of EITF 03-1 did not have a material impact on the financial position, results of operations or liquidity of the Company.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.      COMPREHENSIVE INCOME

        The components of comprehensive income are as follows:

        -------------------------------------------------------------------------------------------------------
        (IN THOUSANDS)                                    Three months ended             Nine months ended
                                                             September 30                   September 30
        -------------------------------------------------------------------------------------------------------
                                                         2004            2003           2004           2003
                                                      ---------------------------------------------------------
        Net income as reported                    $     6,244     $     4,459     $    18,286    $    13,614
        Change in unrealized gain on
          marketable securities, net of
          taxes                                            35               5              (6)           (73)
        -------------------------------------------------------------------------------------------------------
        Comprehensive income                      $     6,279     $     4,464     $    18,280    $    13,541
        =======================================================================================================

5.      STOCK-BASED COMPENSATION

        Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If Marine Products had accounted for the stock incentive plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" reported net income per share would have been as follows:

       ------------------------------------------------------------------------------------------------------------------------
       (IN THOUSANDS)                                             Three months ended                   Nine months ended
                                                                     September 30                         September 30
       ------------------------------------------------------------------------------------------------------------------------
                                                                 2004            2003             2004               2003
                                                                 ----            ----             ----               ----
       Net income - as reported                              $  6,244    $      4,459       $     18,286        $       13,614
       Add:  Stock-based employee compensation
             cost, included in reported net income, net
             of related tax effect                                 65              17                127                    51

       Deduct:  Stock-based employee compensation
                cost, computed using the fair value
                method for all awards, net of related
                tax effect                                       (149)           (101)              (374)                (300)
       ------------------------------------------------------------------------------------------------------------------------
       Pro forma net income                                  $  6,160    $      4,375       $     18,039         $      13,365
       ========================================================================================================================

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Earnings per share - as reported
         Basic                                               $    0.24   $       0.18       $     0.71       $         0.54
         Diluted                                                  0.23           0.17             0.67                 0.51
       ========================================================================================================================

       Earnings per share - Pro forma
         Basic                                               $    0.24   $       0.17       $     0.70       $         0.53
         Diluted                                                  0.23           0.16             0.66                 0.50
       ========================================================================================================================

6.      WARRANTY ACCRUALS

        The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

        Activity in the warranty accrual for the nine months ended September 30, 2004 and 2003 was as follows:

        --------------------------------------------------------------------------------------------
        (IN THOUSANDS)                                                 2004                 2003
        --------------------------------------------------------------------------------------------
        Balances at beginning of year                           $      2,846        $       1,944
        Less: Payments made during the period                         (2,977)              (1,827)
        Add:  Warranties issued during the period                      2,852                2,158
              Changes in estimated expenditures
                for warranties issued in prior periods                   380                  145
        --------------------------------------------------------------------------------------------
        Balances at September 30                                $      3,101        $       2,420
        ============================================================================================

        The Company is also a party to certain agreements with third party lenders that provide financing to the Company's network of dealers. The agreements provide for the return of repossessed boats in "like new" condition to the Company, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of September 30, 2004, the maximum repurchase obligation outstanding under these agreements, which expire in 2004 and 2005, totaled approximately $3,500,000. The Company records the estimated fair value of the guarantee; at September 30, 2004, this amount was immaterial.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      BUSINESS SEGMENT INFORMATION

        The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS No. 131 are not relevant to the Company. In addition, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

8.      INVENTORIES

        Inventories consist of the following:

        -------------------------------------------------------------------------------------------------------
        (IN THOUSANDS)                                   SEPTEMBER 30, 2004             December 31, 2003
        -------------------------------------------------------------------------------------------------------
        Raw materials and supplies                    $           14,542            $            9,485
        Work in process                                            5,078                         5,889
        Finished goods                                             6,288                         6,396
        -------------------------------------------------------------------------------------------------------
        Total inventories                             $           25,908            $          21,770
        =======================================================================================================

9.      INCOME TAXES

        The Company determines its periodic income tax provision based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's best current estimate of its annual effective tax rate.

10.     EMPLOYEE BENEFIT PLAN

        The following represents the net periodic defined benefit cost and related components for the Company's pension plan.


        (IN THOUSANDS)                                 Three months ended                 Nine months ended
                                                          September 30                       September 30
        --------------------------------------------------------------------------------------------------------
                                                      2004            2003               2004            2003
        --------------------------------------------------------------------------------------------------------
        Service cost                              $          -     $        -         $        -      $      -
        Interest cost                                       60              7                180             17
        Expected return on plan assets                     (57)            (3)              (173)            (7)
        Amortization of:
             Unrecognized net (gains)
             and losses                                     20              -                 64              -
        --------------------------------------------------------------------------------------------------------
        Net periodic benefit cost                 $         23     $        4         $       71      $      10
        ========================================================================================================

        As of September 30, 2004, the Company contributed approximately $630,000 to the pension plan. The Company does not currently expect to make any additional contribution to the defined benefit plan in 2004.

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

The Company operates under a single business segment, its Powerboat Manufacturing business. Marine Products' mission is to maximize the boating experience by providing its customers with high-quality, innovative powerboats and related products and services. Chaparral competes in the sterndrive and inboard engine-powered sportboat, deckboat and cruiser markets, manufacturing boats from 18 to 35 feet in length. The Company's Robalo brand competes in the outboard engine-powered sport fishing boat market, manufacturing boats from 19 to 26 feet in length.

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

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2004 and 2003 follow:

     ---------------------------------------------------------------------------------------------------------------------
     ($ IN THOUSANDS)                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30                       SEPTEMBER 30
     ---------------------------------------------------------------------------------------------------------------------
                                                              2004              2003                 2004             2003
     ---------------------------------------------------------------------------------------------------------------------
     Total number of boats sold                              1,804             1,387                5,546            4,802
     Average sales price per boat                      $      30.1     $        27.9        $        29.6      $      26.7
     Net sales                                         $    63,129     $      44,903        $     189,734      $   146,961
     Percentage of cost of goods sold to
        net sales                                             72.9%             74.4%                73.7%            74.7%
     Gross profit margin percent                              27.1%             25.6%                26.3%            25.3%
     Percentage of selling, general and
        administrative expense to net sales                   11.8%             11.0%                11.7%            11.3%
     Operating income                                  $     9,642     $       6,566        $      27,681      $    20,535
     Warranty expense                                  $     1,073     $         657        $       3,232      $     2,303
     ---------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES for the three months ended September 30, 2004 increased $18,226,000 or
40.6 percent. The increase in net sales was due to a 7.9 percent increase in the average sales price per boat and a 30.1 percent increase in the number of boats sold and an increase in parts and accessories sales. The increase in average sales price per boat was due to higher sales of larger SSi sportboats, and a favorable model mix at Robalo in addition to overall price increases that were implemented for the 2005 model year, which began in July 2004. All four lines experienced increased unit sales and higher average sales prices. The increase in unit sales was highlighted by enhanced sales of SSi sportboats and Robalo sport fishing boats. The third quarter of 2004 was marked by several severe hurricanes in Florida, which is a large boating market. The storms did not have a material negative impact on the financial results for the quarter, due to the backlog of orders from dealers in the other markets served by the Company. All of the Company's dealers that were impacted by the storms have resumed normal operations.

COST OF GOODS SOLD for the three months ended September 30, 2004 was $46,012,000 compared to $33,400,000 for the three months ended September 30, 2003, an increase of $12,612,000 or 37.8 percent. The increase in cost of goods sold was due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased slightly in 2004 compared to 2003, due to higher unit sales of larger boats, which generate higher profit margins, and improvements in manufacturing efficiencies realized at higher production volumes.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2004 were $7,475,000 compared to $4,937,000 for the three months ended September 30, 2003, an increase of $2,538,000, or 51.4 percent. The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability, such as sales commissions, other incentive compensation and warranty expense, as well as increased costs associated with public company compliance. Warranty expense for the three months ended September 30, 2004 was 1.7 percent of net sales compared to 1.5 percent of net sales for the three months ended September 2003. Warranty expense tends to be higher for larger sportboats and cruisers compared to the other lines and the Company sold a higher volume of the larger boats in the third quarter of 2004 compared to the third quarter of 2003.

OPERATING INCOME for the three months ended September 30, 2004 increased $3,076,000 or 46.8 percent compared to operating income for the comparable period in 2003. Operating income was higher due to higher net sales, partially offset by higher cost of goods sold and selling, general and administrative expenses during the period, as discussed above.

INTEREST INCOME was $139,000 during the three months ended September 30, 2004 compared to $75,000 in the prior year period, an increase of $64,000 or 85.3 percent. This increase resulted from higher investment returns, coupled with higher average investable balances of cash and marketable securities in the third quarter of 2004 compared to the third quarter of 2003. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable debt securities.

INCOME TAX PROVISION for the three months ended September 30, 2004 reflects an effective tax rate of 36.2 percent, compared to 32.9 percent for the three months ended September 30, 2003. The income tax provision in the third quarter of 2003 included an adjustment to reduce the estimated effective tax rate from 36 percent to 35 percent. The effective tax rate change increased 2003 third quarter net income by approximately $140,000. The income tax provision of $3,537,000 was $1,355,000 or 62.1 percent higher than the income tax provision of $2,182,000 for the three months ended September 30, 2003 as a result of higher operating income, together with the higher effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES for the nine months ended September 30, 2004 increased $42,773,000 or
29.1 percent. The increase in net sales was due to a 10.8 percent increase in the average sales price per boat and a 15.5 percent increase in the number of boats sold and an increase in parts and accessories sales. The increase in average sales price per boat was due to a favorable model mix, highlighted by volume increases in cruisers, sales of larger sportboats, and increases in sales of sport fishing boats, in addition to overall price increases that were implemented for the 2004 and 2005 model years. All four lines experienced an increase in unit sales.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


COST OF GOODS SOLD for the nine months ended September 30, 2004 was $139,923,000 compared to $109,815,000 for the nine months ended September 30, 2003, an increase of $30,108,000 or 27.4 percent. The increase in cost of goods sold was due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased in 2004 compared to 2003, due to higher unit sales of larger boats, which generate higher profit margins, and improvements in manufacturing efficiencies realized at higher production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2004 were $22,130,000 compared to $16,611,000 for the nine months ended September 30, 2003, an increase of $5,519,000, or 33.2 percent. The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability, such as sales commissions, other incentive compensation and warranty expense, as well as increased costs associated with public company compliance. Warranty expense for the nine months ended September 30, 2004 was 1.7 percent of net sales, compared to 1.6 percent of net sales for the nine months ended September 30, 2003. Warranty expenses tend to be higher for larger sportboats and cruisers compared to smaller models and the Company sold a higher volume of larger boats in the first nine months of 2004 as compared to the comparable period of 2003.

OPERATING INCOME for the nine months ended September 30, 2004 increased $7,146,000 or 34.8 percent compared to operating income for the comparable period in 2003. Operating income was higher due to higher net sales, partially offset by higher cost of goods sold and selling, general and administrative expenses during the period, as discussed above.

INTEREST INCOME was $375,000 during the nine months ended September 30, 2004 compared to $410,000 in the prior year period, a decrease of $35,000 or 8.5 percent. This decrease resulted from lower investment returns due to lower market interest rates, partially offset by higher average investable balances of cash and marketable securities during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable debt securities.

INCOME TAX PROVISION for the nine months ended September 30, 2004 reflects an effective tax rate of 34.8 percent, compared to 35.0 percent for the nine months ended September 30, 2003. The income tax provision of $9,770,000 was $2,439,000 or 33.3 percent higher than the income tax provision of $7,331,000 for the nine months ended September 30, 2003 as a result of higher operating income.


LIQUIDITY AND CAPITAL RESOURCES

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

     ------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                        NINE MONTHS ENDED SEPTEMBER 30
     ------------------------------------------------------------------------------------------------------------------
                                                                                   2004                   2003
     ------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                            $      20,231         $       12,077
     Net cash used for investing activities                                      (5,920)                (3,975)
     Net cash used for financing activities                               $      (5,798)        $       (3,753)
     ------------------------------------------------------------------------------------------------------------------

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. During the nine months ended September 30, 2004, cash and cash equivalents increased by $8,513,000.

Cash provided by operating activities for the nine months ended September 30, 2004 increased $8,154,000 compared to the nine months ended September 30, 2003. The increase resulted primarily from higher net income coupled with increases in accounts payable, increases in other accrued expenses and smaller increases in accounts receivable, all due to timing differences. These increases in cash were partially offset by higher inventories correlated with higher sales and related manufacturing activities.

Cash used for investing activities for the nine months ended September 30, 2004 increased $1,945,000 compared to the nine months ended September 30, 2003. The increase in cash used resulted from higher investments in marketable securities partially offset by lower capital expenditures in 2004 compared to the prior year. The Company has invested $2,146,000 in capital expenditures as of September 30, 2004 and expects that capital expenditures for all of 2004 will be approximately $2,500,000.

Cash used for financing activities for the nine months ended September 30, 2004 increased $2,045,000. The increase in cash used was due to a higher cost of share repurchases, primarily due to higher prices paid per share in 2004 compared to 2003, and an increase in dividend payments resulting from the Company's decision during the first quarter of 2004 to increase its quarterly dividend by 50 percent to $0.04 per share. Details regarding the shares repurchased during the quarter have been disclosed in Part II, Item 2 of this document.

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

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


the first quarter of 2004. The Company does not currently expect to make any additional contribution to the defined benefit plan in 2004.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section titled Off Balance Sheet Arrangements for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to these Consolidated Financial Statements for a detail of activity in the warranty accrual account during the nine months ended September 30, 2004 and 2003.

OFF BALANCE SHEET ARRANGEMENTS

GUARANTEES. To assist dealers in obtaining financing for the purchase of its boats, the Company has entered into agreements with various dealers and financing institutions to guarantee varying amounts of qualifying dealers' debt obligations related to inventory purchases. The Company's obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in "like new" condition to the Company, in exchange for the Company's assumption of specified percentages of the unpaid debt obligation on those boats. As of September 30, 2004, the maximum repurchase obligation outstanding under these agreements, which expire in 2004 and 2005 totaled approximately $3,500,000. The Company records the estimated fair value of the guarantee; at September 30, 2004, this amount is immaterial. The Company has no other off balance sheet arrangements as defined in the SEC rules.

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

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


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

The words "may," "should," "will," "expect," "believe," "anticipate," "intend," "plan," "believe," "seek," "project," "estimate," and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the following:
Marine Products' dependence on its network of independent boat dealers, which may affect its growth plans and net sales, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to continue to increase the production of the Robalo product line, realization of repurchase obligations under agreements with third-party dealer floor plan lenders, the effects of the economy and inflation, on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

                  MARINE PRODUCTS CORPORATION AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2004, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of September 30, 2004, the Company's investment portfolio totaling approximately $11,053,000 comprised of United States Government, corporate and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

As of the end of the period covered by this report, September 30, 2004 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES

Shares repurchased during the three months ended September 30, 2004 were as follows:

    --------------------------------------------------------------------------------------------------------------------------
                         Period    Total Number of             Average Price          Total number of     Maximum Number (or
                                            Shares            Paid Per Share               Shares (or     Approximate Dollar
                                        (or Units)                 (or Unit)                   Units)   Value) of Shares (or
                                         Purchased                                       Purchased as    Units) that May Yet
                                                                                              Part of     Be Purchased Under
                                                                                             Publicly  the Plans or Programs
                                                                                      Announced Plans
                                                                                          or Programs
    --------------------------------------------------------------------------------------------------------------------------
    Month #1                                     0                  $      0                        0                 939,949
    July 1, 2004 to
    July 31, 2004

    Month #2                                16,700                  $  16.39                   16,700                 923,249
    August  1, 2004 to
    August 31, 2004

    Month #3                                40,225   (1)            $  16.40    (1)            37,000                 886,249
    September 1, 2004 to
    September 30, 2004

    --------------------------------------------------------------------------------------------------------------------------
    Totals                                  56,925                  $  16.40                   53,700                 886,249
    ==========================================================================================================================

        (1) Includes 3,225 shares tendered at an average price of $17.92 per share in connection with option exercises

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

         10.1                 Form of Stock Option grant agreement

         10.2 Form of Time Lapse Restricted Stock grant agreement

         10.3 Form of Performance Restricted Stock grant agreement

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


                                    MARINE PRODUCTS CORPORATION

                                    /s/ Richard A. Hubbell
                                    --------------------------------------------
Date: November 1, 2004              Richard A. Hubbell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Ben M. Palmer
                                    --------------------------------------------
Date: November 1, 2004              Ben M. Palmer
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)