Form 10-K
period 2004-12-31
MARINE PRODUCTS CORP
filed 2005-03-15
CIK 1129155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):  [X] Yes [  ] No

The aggregate market value of Marine Products Corporation Common Stock held by non-affiliates on June 30, 2004, the last business day of the registrant’s most recent second fiscal quarter, was $148,399,889 based on the closing price on the American Stock Exchange on June 30, 2004 of $12.37 (adjusted for the three-for-two stock split payable March 10, 2005) per share.

Marine Products Corporation had 39,198,696 (adjusted for the three-for-two stock split payable March 10, 2005) shares of Common Stock outstanding as of February 23, 2005.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Acquisition Company LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

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

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements include, without limitation, statements regarding our ability to maintain our position as a leading recreational powerboat manufacturer, to comply with existing environmental and safety regulations, to make strategic acquisitions, and to meet our liquidity and future growth requirements and pay cash dividends using our existing capital structure and future cash flow generation. These statements also include assumptions regarding the long-term return of the assets in the Company's defined benefit pension plan and future contributions to the plan. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Marine Products Corporation to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. These risks involve the outcome of current and future litigation, the impact of interest rates, economic conditions, fuel costs and weather on our business, our dependence on a network of independent boat dealers, the possibility of defaults by our dealers in their obligations to third-party dealer floor plan lenders, and our reliance on third party suppliers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 9 for discussion of factors that may cause actual results to differ from our projections.

Item 1. Business

Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products’ product offerings include Chaparral sterndrive and inboard pleasure boats and Robalo outboard sport fishing boats.

Organization

Marine Products is a Delaware corporation, incorporated on August 31, 2000, in connection with a spin-off from RPC, Inc. (NYSE: RES) (“RPC”). Effective February 28, 2001, RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products, a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. As part of the transaction, RPC’s stockholders received 0.6 shares of Marine Products common stock for every one share of RPC common stock owned as of February 16, 2001, the record date for the spin-off, with fractional shares being settled in cash.

Overview

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, and sport fishing markets. The Company sells its products to a network of 164 domestic and 25 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive and inboard-powered sportboats, deckboats, and cruisers. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2004] indicate that Chaparral is the third largest manufacturer of 18 to 35 foot sterndrive boats in the United States. Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time the Company grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With 40 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.

Marine Products Corporation also manufactures and sells Robalo sport fishing boats, which are powered by outboard engines and designed primarily for salt-water sport fishing. Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an “unsinkable” hull. The Company’s ownership of Robalo is the result of the acquisition, in June 2001, of certain operating and intangible assets of Robalo, formerly a segment of the U.S. Marine division of Brunswick Corporation.

Since the acquisition by Marine Products, Robalo has expanded its product offerings to include a total of nine models ranging from 19 to 26 feet in length. Net sales of the Robalo products accounted for over eight percent of consolidated 2004 net sales. The Company believes that Robalo’s share of the outboard sport fishing boat market is less than one percent.

Products

Marine Products offers a comprehensive range of motorized recreational boats. Marine Products distinguishes itself by offering a wide range of products to the family recreational market and cruiser market through its Chaparral brand, and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range		Description
Chaparral - SSi Sportboats	15	18′-28′	$ $	19,000 - 140,000	Fiberglass bowriders and closed deck runabouts. Encompasses affordable, entry-level to mid-range sportboats. Marketed as high value runabouts for family groups.
Chaparral -Sunesta Deckboats	6	21′-28′	$ $	38,000 - 82,000
Fiberglass deck boats. Encompasses affordable, entry-level to mid-range deck boats. Marketed as high value family pleasure boats with the handling of a runabout, the style of a sportboat and the roominess of a cruiser.

Chaparral -Signature Cruisers	7	24′-35′	$ $	58,000 - 290,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.
Robalo - Sport Fishing Boats	9	18′-26′	$ $	29,000 - 127,000	Sport fishing boats for large freshwater lakes or salt-water use. Marketed to experienced fishermen.

Manufacturing

Marine Products’ manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. Marine Products utilizes seven different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers.

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

In 2002, Chaparral became ISO 9001: 2000 certified. ISO 9001: 2000 is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2000 surpasses previous ISO designations. The audit process was conducted by Det Norske Veritas (DNV) as registrar. Management believes Chaparral is the third largest stern-drive boat manufacturing brand to hold the ISO 9001: 2000 certification.

Suppliers

Marine Products’ two most significant components used in manufacturing its boats, based on cost, are engines and fiberglass. For each of these, there is currently an adequate supply available in the market. Marine Products has not experienced any material shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers switching model mixes or introducing new product lines. Marine Products obtains most of its fiberglass from a leading domestic supplier. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quantities at acceptable prices.

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer orders. Sterndrive engines for the Chaparral brand are purchased through the American Boat Builders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has engine supply contracts for its Robalo product line with Honda and Yamaha. These engine supply arrangements were not negotiated through the ABA. In the event of a sudden interruption in the supply of engines from these suppliers, our sales and profitability could be negatively impacted. See “Growth Strategies” below.

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel and resins made from feedstocks. During 2004 the price of these raw materials increased significantly, and negatively impacted Marine Products' profits.

Sales and Distribution

Sales are made through approximately 130 Chaparral dealers and 34 Robalo dealers located in markets throughout the United States. Twenty of these dealers sell both brands. Dealers market directly to consumers at boat show exhibitions and in the dealers’ showrooms. Marine Products also has 25 international dealers. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ seven independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales force is directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounts for more than 10 percent of sales.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its international sales or risk related to foreign currency fluctuation. Marine Products believes that within several years, international sales could produce additional sales growth. Due to US dollar weakness, international sales have increased but still remain less than 10 percent of total sales.

Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. The Company attempts to ensure that its dealers do not accept an excessive amount of inventory by monitoring their inventory levels. Knowledge of inventory levels at the individual dealers facilitates production schedules with very short lead times in order to maintain flexibility, in the event that adjustments need to be made to dealer shipments. In the past, Marine Products has been able to resell any boat for which the order has been cancelled. To date, order cancellations have not had a material effect on Marine Products.

Most of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with three major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products, generally, within 10 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Most dealers maintain financing arrangements with more than one lender. In connection with the dealer’s floor plan financing arrangements with qualifying lenders, Marine Products or its subsidiaries have agreed to repurchase any of its boats, up to specified limits, which the lender repossesses from a dealer and returns to Marine Products in a “like new” condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers’ repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. As of December 31, 2004, Marine Products’ aggregate obligation to repurchase boats under these floor plan financing programs described above was approximately $3,500,000. Unlike Marine Products’ obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for Chaparral or Robalo boats would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are variously designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, or promote the sales of older models in dealer inventory. This helps to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and to promote sales of certain models. For the 2005 model year (which commenced July 1, 2004), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Programs offered include sales discounts, inventory reduction rebates, and payment of floor plan financing interest charged by qualified floor plan providers to dealers generally through April 1, 2005. After the interest payment programs end, interest costs revert to the dealer at the rates set by the lender. The dealers make curtailment payments (principal payments) on the boats as set forth in the floor plan agreements between the dealer and their particular lender. In addition, Marine Products periodically conducts sales promotion programs designed to increase sales of a particular model during specific periods.

These various sales incentives and promotions have resulted in relatively level month-to-month production and sales. Similar sales incentive and promotion programs have been in effect during the past several years, and Marine Products expects to continue to offer these types of programs in the future.

As of December 31, 2004, the sales order backlog was 2,023 units with estimated net sales of approximately $62 million. This represents an approximate 13 week backlog based on recent production levels. The Company typically does not manufacture a significant number of boats for inventory mainly by monitoring various criteria discussed earlier in order to retain the flexibility to manufacture boats in response to immediate demand. The Company occasionally manufactures boats for its own inventory rather than immediate delivery because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

Chaparral has been a leading innovator in the recreational boating industry. One of Chaparral’s most innovative designs is the full-length “Extended V-Plane” running surface. Typically, sterndrive boats have a several foot gap on the bottom rear of the hull where the engine enters the water. With Chaparral’s design, the running surface extends the full length to the rear of the boat. The benefit of this innovation is more deck space, better planing performance and a more comfortable ride. All of Chaparral’s models have the “Extended V-Plane” running surface. Although the basic hull designs are similar, the Company introduces a variety of new models each year. Any given model is generally in production only between five and seven years before being replaced, updated, or discontinued.

Robalo’s hulls utilize the Hydro LiftTM hull design. This variable dead rise hull design provides a smooth ride in rough conditions. It increases the maximum speed obtainable by a given engine horsepower and weight of the boat. Robalo’s current models utilize the Hydro LiftTM design and we plan to continue to provide this design on Robalo models.

In support of its new product development efforts, Marine Products incurred research and development costs of $1,729,000 in 2004, $1,075,000 in 2003 and $1,605,000 in 2002.

Industry Overview

For 2004, the recreational boat industry accounted for less than one percent of the United States Gross Domestic Product. The recreational marine market is a mature market, with 2003 (latest data available to us) retail expenditures of $30 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Also according to the NMMA, the most recent data available indicate that sales to dealers of traditional powerboats increased 17.4 percent during the 11 months ended November 30, 2004 compared to the same period in the prior year. Pleasure boats compete for consumers’ free time with all other leisure activities, from computers and video games to other outdoor sports. One of the greatest obstacles to continued growth for the pleasure boat industry is consumers’ diminishing leisure time.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that more than 72 million people in the United States participate in recreational boating. There are currently over 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, rowboats, etc.). Marine Products competes in the sterndrive and inboard boating category with its three lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats. More than 90 percent of the Company’s models are sterndrive boats.

Sales of sterndrive boats in 2004 totaling 58,160 units (source: Info-Link Technologies, Inc.), accounted for approximately 42 percent of the total new fiberglass powerboat units sold that were between 18 and 35 feet in hull length. Sales of the sterndrive boats had an estimated total retail value of $2.8 billion, or an average retail price per boat of approximately $48,000. Management believes that the five largest states for boat sales are California, Michigan, Florida, Minnesota and Texas. Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. New fiberglass boat market segment with hull lengths of 18 to 35 feet, represented $2.8 billion in retail sales during 2004. This is the market segment in which Marine Products competes. The table below shows the estimated sales of this segment by category for 2004 and 2003, ranked by 2004 retail sales (source: Info-Link Technologies, Inc.):

	2004		2003
	Units	Sales ($ B)	Units	Sales ($ B)
Sterndrive Boats	58,160	$2.8	58,124	$2.6
Outboard Boats	61,549	2.0	56,369	1.6
Inboard Boats	14,139	0.9	13,104	0.8
Jet Boats	3,553	0.1	3,403	0.1
TOTAL	137,401	$5.8	131,000	$5.1

Chaparral’s products are categorized as sterndrive and inboard boats and Robalo’s products are categorized as outboard boats.

The recreational boat manufacturing market remains highly fragmented. With the exception of Brunswick Corporation and Genmar Holdings, Inc., which have acquired a number of recreational boat manufacturing operations, there has been very little consolidation in the industry. We estimate that the boat manufacturing industry includes over 200 sterndrive manufacturers and over 600 outboard boat manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2004 (latest information available), the top five sterndrive manufacturers have a market share of approximately 50 percent. Chaparral’s market share during the period was 8.27 percent.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, weather, tax laws, and demographics. Interest rates and fuel prices can have a direct impact on boat sales, as well as trends at the local, regional and national level. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

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

•   a lack of focus on coordinated customer service and support by dealers and manufacturers; and

•   a high degree of fragmentation and competition among the more than 200 recreational boat manufacturers.

Growth Strategies

The pleasure boat market is a mature industry. According to Info-Link Technologies, Inc., unit sales of sterndrive boats declined by more than three percent between 2002 and 2004, so Marine Products has grown its unit sales and net sales primarily through increasing market share and by expanding the number of models and product lines. Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 4.75 percent in fiscal 1996 to 8.27 percent during the nine months ended September 2004 (the most recent information provided to us by Statistical Surveys, Inc.). The Company continues to expand its product offerings in the outboard boats market, the largest boat market not previously served by the Company’s products, and by improvement of existing models and expansion into larger boats within its sterndrive and inboard offerings.

Marine Products’ operating strategy emphasizes innovative designs and manufacturing processes, by producing a high quality product while lowering manufacturing costs through increased efficiencies in our facilities. In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 12 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of approximately 189 dealers located throughout the United States and internationally. Our strategy is to increase selectively the quantity of our dealers, and work to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales. Marine Products intends to continue to strengthen its dealer network and build brand loyalty with both dealers and customers.

As part of Marine Products’ overall strategy, Marine Products will also consider making strategic acquisitions in order to complement existing product lines, expand its geographic presence in the marketplace and strengthen its capabilities.

Competition

The recreational boat industry is highly fragmented, resulting in intense competition for customers, dealers and boat show exhibition space. There is significant competition both within markets we currently serve and in new markets that we may enter. Marine Products’ brands compete with several large national or regional manufacturers that have substantial financial, marketing and other resources. However, we believe that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and our nationwide presence, enable us to compete effectively against these companies. In each of our markets, Marine Products competes on the basis of responsiveness to customer needs, the quality and range of models offered, and the competitive pricing of those models. Additionally, Marine Products faces general competition from all other recreational businesses seeking to attract consumers’ leisure time and discretionary spending dollars.

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales for the nine months ended September 30, 2004 (the most current information available to us). Several of these manufacturers are part of larger integrated boat building companies and are marked with asterisks. According to Info-Link Technologies, Inc., the companies set forth below represent approximately 71 percent of all United States retail sterndrive boat registrations during the twelve months ended December 31, 2004.

1.	Bayliner*
2.	Sea Ray*
3.	Chaparral
4.	Four Winns **
5.	Glastron **
6.	Crownline
7.	Larson**
8.	Stingray
9.	Maxum*
10.	Rinker

The outboard engine powered market has a large breadth and depth, accounting for almost 45 percent of all boats sold. Robalo’s share of the off shore sport fishing boat market during the nine months ended September 30, 2004 was less than one percent. Primary competitors for Robalo include Sea-Pro,* Grady-White, Mako, Boston Whaler* and Hydra Sports**.

*  a subsidiary of Brunswick Corporation

**  a subsidiary of Genmar Holdings, Inc.

Environmental and Regulatory Matters

Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (“EPA”) and state pollution control agencies, which require reports and inspect facilities to monitor compliance with their regulations. The Occupational Safety and Health Administration (“OSHA”) standards limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Marine Products’ manufacturing facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. Marine Products believes that its facilities comply with substantially all regulations. Although capital expenditures related to compliance with environmental laws are expected to increase during the coming years, we do not currently anticipate that any material expenditure will be required to continue to comply with existing environmental or safety regulations in connection with its existing manufacturing facilities.

Recreational powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. All boats sold by Marine Products meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. While Marine Products has instituted recalls for defective component parts produced by other manufacturers, there has never been a safety related recall resulting from Marine Products’ design or manufacturing process. None of the recalls has had a material adverse effect on Marine Products.

Employees

As of December 31, 2004, Marine Products had approximately 1,200 employees, of whom six were management and 45 administrative. None of Marine Products’ employees is party to a collective bargaining agreement. Marine Products’ entire workforce is currently employed in the United States and Marine Products believes that its relations with its employees are good.

Proprietary Matters

Marine Products owns a number of trademarks and trade names that it believes are important to its business. Except for the Chaparral, Robalo and Wahoo! trademarks, however, Marine Products is not dependent upon any single trademark or trade name or group of trademarks or trade names. The Chaparral, Robalo and Wahoo! trademarks are currently registered in the United States. The current duration for such registration ranges from seven to 15 years but each registration may be renewed an unlimited number of times.

Several of Chaparral’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2004, there were seven Chaparral hull designs registered under the Vessel Hull Design Protection Act. These designs were registered in 2002. There were no Robalo hull designs registered as of December 31, 2004.

Seasonality

Marine Products’ quarterly operating results are affected by weather and the general economic conditions in the United States. Quarterly operating results for the second quarter have historically recorded the highest sales volume for the year. The results for any quarter are not necessarily indicative of results to be expected in any future period.

Inflation

Inflation has not historically had a material effect on Marine Products’ operations. During the fourth quarter of 2004, however, the prices of certain raw materials used in the Company's production increased. The Company responded to this increase in raw materials costs by instituting price increases to its dealers effective January 1, 2005. If the prices of these raw materials continue to increase or the prices of other factors of production increase, Marine Products will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation. Inflation can also impact Marine Products’ sales and profitability. New boat buyers typically finance their purchases. Because higher inflation results in higher interest rates, the cost of boat ownership increases. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

Availability of Filings

Marine Products makes available free of charge on its website, www.marineproductscorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Risk Factors

Economic Conditions and Consumer Confidence Levels Affect Marine Products’ Sales because Marine Products’ Products are Purchased with Discretionary Income

During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political uncertainty, such as the current threats in the Middle East, Marine Products will be negatively affected to the extent consumers delay large discretionary purchases pending the resolution of those uncertainties.

Interest Rates and Fuel Prices Affect Marine Products’ Sales

The Company’s products are often financed by our dealers and the retail boat consumers, thereby higher interest rates increase the borrowing costs and, accordingly, the cost of doing business for dealers and cost of a boat purchase for consumers. Fuel costs can represent a large portion of the costs to operate our products. Therefore, higher interest rates and fuel costs can adversely affect consumers’ decisions.

Marine Products’ Dependence On Its Network Of Independent Boat Dealers May Affect Its Growth Plans And Sales

Virtually all of Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. We face intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales. A deterioration in the number or quality of Marine Products’ network of independent boat dealers would have a material adverse effect on its powerboat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its growth plans.

Although Marine Products’ management believes that the quality of its products and services in the recreational powerboat market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current sales levels. In addition, independent dealers in the recreational boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of Marine Products’ dealers in the future if the surviving entity in any such consolidation purchases similar products from a Marine Products competitor. See “Growth Strategies” above.

Marine Products’ Sales Are Affected By Weather Conditions

Marine Products’ business is subject to weather patterns that may adversely affect its sales. For example, drought conditions, or merely reduced rainfall levels, or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in some locations.

Marine Products Has Potential Liability for Personal Injury and Property Damage Claims

The products we sell or service may expose Marine Products to potential liabilities for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected Marine Products’ business. Marine Products maintains product liability insurance that it believes to be adequate. However, there can be no assurance that Marine Products will not experience legal claims in excess of its insurance coverage or that claims will be covered by insurance. Furthermore, any significant claims against Marine Products could result in negative publicity, which could cause Marine Products’ sales to decline.

Because Marine Products Relies On Third Party Suppliers, Marine Products May Be Unable To Obtain Adequate Raw Materials and Components

Marine Products is dependent on third party suppliers to provide raw materials and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the materials necessary to meet present production demands, there can be no assurance that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs, irrespective of whether Marine Products successfully implements its growth and acquisition strategies. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in construction materials or the inability of Marine Products’ management to purchase construction materials required to complete its growth and acquisition strategies could cause a reduction in Marine Products’ profit margins or reduce the number of powerboats Marine Products may be able to produce for sale.

Marine Products May Be Unable To Identify, Complete or Successfully Integrate Acquisitions

Marine Products intends to pursue acquisitions and form strategic alliances that will enable Marine Products to acquire complementary skills and capabilities, offer new products, expand its customer base, and obtain other competitive advantages. There can be no assurance, however, that Marine Products will be able to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into its existing operations, or expand into new markets. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management resources, and possible adverse effects on earnings and earnings per share resulting from increased interest costs, the issuance of additional securities, and difficulties related to the integration of the acquired business. The failure to integrate acquisitions successfully may divert management’s attention from Marine Products’ existing operations and may damage Marine Products’ relationships with its key customers and suppliers.

Marine Products’ Success Will Depend On Its Key Personnel, and The Loss Of Any Key Personnel May Affect Its Powerboat Sales

Marine Products’ success will depend to a significant extent on the continued service of key management personnel. The loss or interruption of the services of any senior management personnel or the inability to attract and retain other qualified management, sales, marketing and technical employees could disrupt Marine Products’ operations and cause a decrease in its sales and profit margins.

Marine Products’ Ability to Attract and Retain Qualified Employees Is Crucial To Its Results of Operations and Future Growth

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

If Marine Products Is Unable to Comply With Environmental and Other Regulatory Requirements, Its Business May Be Exposed to Liability and Fines

Marine Products’ operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. While Marine Products believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local regulations, there can be no assurance that Marine Products will be able to continue to maintain all requisite licenses and permits. The failure to satisfy these and other regulatory requirements could cause Marine Products to incur fines or penalties or could increase the cost of operations. The adoption of additional laws, rules and regulations could also increase Marine Products’ costs.

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

Marine Products’ Stock Price Has Been Volatile

Historically, the market price of common stock of companies engaged in the boat manufacturing industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past. In addition, the availability of Marine Products common stock to the investing public is limited to the extent that shares are not sold by the executive officers, directors and their affiliates, which could negatively impact Marine Products’ stock trading prices, increase volatility and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a substantial portion of their shares could also negatively affect the trading price of Marine Products common stock.

Marine Products’ Management Has a Substantial Ownership Interest; Public Stockholders May Have No Effective Voice In Marine Products’ Management

The Company has elected the “Controlled Company” exemption under Part 8, Sec. 801(a) of the American Stock Exchange (“AMEX”) Company Guide. The Company is a “Controlled Company” because a group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Company,” the Company need not comply with certain AMEX rules including those requiring a majority of independent directors.

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 66 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders will effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of Marine Products at a premium.

Provisions in Marine Products’ Certificate of Incorporation and Bylaws May Inhibit a Takeover of Marine Products

Marine Products’ certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for shareholder proposals and staggered terms of office for the Board of Directors. These provisions may make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive.

Item 2. Properties

Marine Products’ corporate offices are located in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $3,800 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30 day notice. Chaparral owns and maintains approximately 1,063,000 square feet of space utilized for manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. In addition, the Company leases 83,000 square feet of manufacturing space at the Robalo facility in Valdosta, Georgia, under a long-term arrangement. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 795,000, research and development — 65,000, warehousing — 201,000, office and other — 85,000.

Item 3. Legal Proceedings

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Item 4A. Executive Officers of the Registrant

Each of the executive officers of Marine Products was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of stockholders or until his or her earlier removal by the Board of Directors or his or her resignation. The following table lists the executive officers of Marine Products and their ages, offices, and date first elected to office.

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	73	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	60	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	62	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	68	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	44	2/28/01
Vice President, Chief Financial Officer and Treasurer

(1)	R. Randall Rollins began working for Rollins, Inc. in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and held the position of Chief Executive Officer of RPC until April 22, 2003. He has served as Chairman of the Board of Marine Products since February 2001 and Chairman of the Board of Rollins, Inc. (consumer services) since October 1991. He is also on the boards of Dover Downs Gaming and Entertainment, Inc., and Dover Motorsports, Inc. He was on the boards of SunTrust Banks, Inc., SunTrust Banks of Georgia until April 2004.
(2)	Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun-off in February 2001. He has also been the President of RPC since 1987 and its Chief Executive Officer since April 22, 2003. Mr. Hubbell serves on the Board of Directors for both of these companies.
(3)	James A. Lane, Jr., has held the position of President of Chaparral Boats (formerly a subsidiary of RPC) since 1976. Mr. Lane has been Executive Vice President and Director of Marine Products since it was spun off in 2001. He is also a director of RPC and has served in that capacity since 1987.
(4)	Linda H. Graham has been Vice President and Secretary of Marine Products since it was spun-off in 2001, and Vice President and Secretary of RPC since 1987. Ms. Graham serves on the Board of Directors for both of these companies.
(5)	Ben M. Palmer has been Vice President, Chief Financial Officer and Treasurer of Marine Products since it was spun-off in 2001 and has served the same roles at RPC since 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed on the American Stock Exchange under the ticker symbol “MPX.” All share and dividends per share data disclosed below have been restated for the three-for-two stock split effective March 10, 2005, for stockholders of record on February 10, 2005. In addition, the share and dividend information for the fiscal 2003 and first quarter of fiscal 2004 have been restated for the stock split effective March 10, 2004. At February 23, 2005, there were 39,198,696 (adjusted for the three-for-two stock split) shares of common stock outstanding.

At the close of business on February 23, 2005, there were approximately 3,300 holders of record of common stock. The high and low prices of Marine Products’ common stock for each quarter in the years ended December 31, 2004 and 2003 were as follows:

	2004			2003
Quarter	High	Low	Dividends	High	Low	Dividends
First	$10.00	$8.07	$0.027	$5.13	$4.13	$0.018
Second	13.13	9.15	0.027	5.11	3.93	0.018
Third	12.57	10.20	0.027	7.11	4.67	0.018
Fourth	$19.31	$11.57	$0.027	$8.45	$6.05	$0.018

The Company has paid cash dividends since the second quarter of 2002. Beginning in the first quarter of 2003, Marine Products increased its quarterly cash dividend from $0.009 to $0.018 per common share. At the January 27, 2004 Board of Directors’ Meeting, the Board approved a 50 percent increase in the cash dividend, from $0.018 to $0.027 on the split number of shares. At the January 25, 2005 Board of Directors’ Meeting, the Board approved an additional 50 percent increase in the cash dividend, from $0.027 to $0.040 on the split number of shares. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2004 are outlined below. All share and per share data have been restated for the three-for-two stock split effective February 10, 2005 payable March 10, 2005.
Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1, 2004 to October 31, 2004	-		$-	-	1,329,374
November 1, 2004 to November 30, 2004	30,368	(1)	12.65	29,100	1,300,274
December 1, 2004 to December 31, 2004	393	(2)	18.13	-	1,300,274
Totals	30,761		$12.72	29,100	1,300,274

(1)	Includes 1,268 shares at an average price of $16.72 per share tendered to the Company in connection with option exercises

(2)	All shares were tendered to the Company in connection with option exercises

The Company’s Board of Directors announced a stock buyback program in April 2001 authorizing the repurchase of 2,250,000 shares. The program does not have a predetermined expiration date.

Item 6. Selected Financial Data

The following table summarizes certain selected combined financial data of Marine Products and Chaparral including data for periods prior to the February 28, 2001 spin-off from RPC, Inc. The historical information may not be indicative of Marine Products’ future results of operations. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this document.

All earnings per share, shares outstanding and dividends per share have been restated for the three-for-two stock split effective March 10, 2005 for shares held on February 10, 2005 and for the three-for-two stock split effective March 10, 2004.

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2004	2003	2002	2001	2000
Statement of Income Data:
Net sales	$252,418	$193,980	$162,682	$134,689	$148,276
Cost of goods sold	186,832	143,663	125,282	105,344	115,876
Gross profit	65,586	50,317	37,400	29,345	32,400
Selling, general and administrative expenses	29,810	23,015	18,018	16,223	16,945
Operating income	35,776	27,302	19,382	13,122	15,455
Interest income	590	501	600	689	280
Gain on settlement of claim	—	—	—	—	6,817
Income before income taxes	36,366	27,803	19,982	13,811	22,552
Income tax provision	12,623	9,731	7,593	5,248	8,591
Net income	$23,743	$18,072	$12,389	$8,563	$13,961
Earnings per share (a)
Basic	$0.62	$0.47	$0.32	$0.23	$0.37
Diluted	$0.58	$0.45	$0.31	$0.22	$0.37
Dividends paid per share	$0.11	$0.07	$0.03	$0.03	$—
Other Financial and Operating Data:
Gross profit margin percent	26.0%	25.9%	23.0%	21.8%	21.9%
Operating margin percent	14.2%	14.1%	11.9%	9.7%	10.4%
Net cash provided by operating activities	$29,405	$17,828	$11,696	$10,231	$15,464
Net cash (used for) provided by investing activities	(1,924)	(4,432)	2,860	(5,919)	(4,198)
Net cash used for financing activities	7,110	4,432	2,229	456	13,600
Capital expenditures	$2,838	$3,707	$3,800	$5,456	$4,198
Employees at end of year	1,187	975	867	758	807
Factory and administrative space at end of year (square ft.)	1,146	1,128	898	898	670
Balance Sheet Data at end of year:
Cash and cash equivalents	$46,615	$26,244	$17,280	$4,953	$1,097
Marketable securities — current	132	1,402	1,929	5,478	—
Marketable securities — non-current	6,202	5,930	4,865	7,781	—
Inventories	25,869	21,770	20,685	14,478	15,064
Working capital	61,989	45,984	33,390	20,311	10,488
Property, plant and equipment, net	18,362	17,761	16,216	14,230	9,796
Total assets	109,734	86,314	71,063	56,513	103,449
Total stockholders’ equity	$87,372	$69,966	$56,833	$46,345	$92,593

(a)  Earnings per share for the years 2001 and 2000 have been computed based on the outstanding shares as of the spin-off date adjusted for subsequent stock splits.  These numbers have not been audited.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with “Selected Financial Data,” “Financial Statements and Supplementary Data.” See also “Forward-Looking Statements” on page 2.

Overview

Marine Products Corporation, through our wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets. Most of these dealers finance their inventory through third-party floorplan lenders, who pay Marine Products upon delivery of the products to the dealers.

We manage our company by focusing on the execution of the following business and financial strategies:

•	Manufacturing high-quality, stylish, and innovative powerboats for our dealers and retail customers,
•
Providing to our independent dealer network appropriate incentives, training, and other support to enhance their success and their customers' satisfaction, thereby facilitating their continued relationship with us,

•	Managing our production and dealer order backlog to maximize profitability and reduce risk in the event of a downturn in sales of our products,
•	Maintaining a flexible, variable cost structure which can be reduced quickly in the event of an industry downturn,
•	Focusing on the competitive nature of the boating business and designing our products and strategies in order to grow and maintain profitable market share,
•
Maximizing shareholder return by optimizing the balance of cash invested in the Company's productive assets, the payment of dividends to shareholders, and the repurchase of its common stock on the open market,

•	Aligning the interests of our management and shareholders.

In implementing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of its various models, and indications of near term demand such as consumer confidence, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions. We also consider trends related to certain key financial and other data, including our market share, unit sales of our products, average sale price per unit, and gross profit margins, among others, as indicators of the success of our strategies. Marine Products' financial results are affected by consumer confidence – because pleasure boating is a discretionary expenditure, interest rates – because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

Industry trends during 2004 were highlighted by higher wholesale and retail powerboat sales, due to continued low interest rates, an improving domestic economy, and a shift in consumer preferences after September 11, 2001 towards safe recreational activities in a controlled environment close to home, which do not involve air travel. Improving industry conditions have been reflected in Marine Products' financial results, and have also resulted in management's decision to increase production in existing facilities and consider expansion of its productive capacity.

The results of our strategies and the improving industry conditions are reflected in our 2004 financial results and operating statistics. We generated record sales and profits in 2004. Net sales of $252.4 million increased 30.1 percent compared to the prior year. Net sales increased due to a 16.7 percent increase in unit sales and a 11.1 percent increase in the average selling price per boat. Unit sales and average selling price increased in each of our four models. Gross profit as a percentage of sales was 26.0 percent, approximately the same as the prior year. Our gross profit margin did not improve in 2004 as it has in prior years. Although we continued to execute our strategies of building larger, more profitable models and managing our production for optimum efficiency, these profitability improvements were offset by an increase in raw materials costs, and increases in discounts to our dealers on selected models, which we determined would be prudent in order to improve our model mix. We responded to the increase in raw materials costs by instituting a price increase of one to one and a half percent effective January 1, 2005.

We monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market's acceptance of our products. For the nine months ended September 30, 2004 (latest data available to us), Chaparral's market share in the 18 to 35 foot sterndrive category was 8.27 percent, a decline from our market share in the same category for the twelve months ended December 31, 2003 of 8.65 percent. This decline was concentrated in the smaller size boats in our market, the 18 to 20 foot range. This decline was the result of two factors: the execution of our stated strategy of selling larger, more profitable boats, and the strategy of certain of our competitors, who have built and sold a large number of entry-level smaller boats which are constructed in offshore manufacturing plants with lower cost labor. Although we will continue to monitor our market share and believe it to be important, we also believe that maintaining profitability takes precedence over growing our market share.

Outlook

Management believes that net sales and profits will continue to increase in 2005, based on the projections of continued low interest rates and improving economic conditions. This belief is also based on reports of attendance and sales during the winter 2005 retail boat show exhibition season, which began in December 2004. Media reports regarding recent boat show exhibitions indicate that attendance has increased by as much as 10 percent compared to last year, although several shows reported decreased attendance due to inclement weather. Boat show attendance has historically been positively correlated with retail boat sales later in the selling season because consumers attend shows due to their interest in recreational boating and make purchasing decisions at a boat show exhibition. However, there can be no assurance that this relationship will continue in 2005 or subsequent years. Pleasure boating is a discretionary consumer expenditure, therefore, an increase in interest rates or decline in consumer confidence due to a weakening economy, continued global conflict, rising interest costs or fuel costs could have a serious and immediate negative impact on sales and profits. At the present time, Marine Products as well as other manufacturers are refining and improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. Management believes that these efforts may result in increased marketing and other selling, general and administrative expenses in the future.

Our ability to grow our sales and profits in 2005 will depend on a number of factors, including interest rates, fuel costs, consumer confidence, the continued acceptance of our products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials.

Results of Operations

The Board of Directors, at their quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for each two common shares held of record at February 10, 2005. Accordingly, the par value of additional shares issued will be adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split will be settled in cash. All share data have been retroactively adjusted for this split and the stock split effective March 10, 2004.

($’s in thousands)	2004	2003	2002
Total number of boats sold	7,310	6,265	5,625
Average gross selling price per boat	$34.9	$31.4	$29.4
Net sales	$252,418	$193,980	$162,682
Percentage of cost of goods sold to net sales	74.0%	74.1%	77.0%
Percentage of selling, general and administrative expense to net sales	11.8%	11.9%	11.1%
Operating income	$35,776	$27,302	$19,382
Warranty expense	$4,789	$3,646	$2,745

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Net Sales. Marine Products’ net sales increased by $58.4 million or 30.1 percent in 2004 compared to 2003. The increase was due to a 16.7 percent increase in the number of units sold, an 11.1 percent increase in the average selling price per unit, and an increase in parts and accessories sales. The increase in the number of units sold was realized in the Chaparral sportboat and deckboat lines, but included increased unit sales in all product lines. The increase in average selling price occurred among all product lines as well, but was highest in the Chaparral sportboat line, which sold more large sportboats than in 2003, in addition to the overall price increases implemented for the 2005 model year that began in July 2004. In addition, the Company eliminated the lower-priced SS sportboat in 2004. Increased sales of larger Robalo sport fishing boats and Chaparral cruisers were also responsible for the average selling price increase during 2004. The increase in parts and accessories sales was a result of the increasing numbers of boats sold in prior years that are still in operation and require routine maintenance and repair.

Cost of Goods Sold.  Cost of goods sold increased 30.0 percent in 2004 compared to 2003, consistent with the increase in net sales. As a percentage of net sales, cost of goods decreased slightly from 2003 to 2004, because of leverage gained from higher production volumes and an overall shift in model mix to larger boats which typically generate higher gross margins. This was partially offset by a significant increase in selected raw material costs, including stainless steel and resin costs, from 2003 to 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 29.5 percent in 2004 compared to 2003. The increase in selling, general and administrative expenses resulted from costs that vary with increased sales and profitability, such as incentive compensation, sales commissions and warranty expense, in addition to increased costs associated with public company compliance. As a percentage of net sales, these expenses did not vary materially.

Marine Products provides a five year transferable hull structural warranty on Chaparral products against defects in material and workmanship and a 10 year transferable structural hull warranty on Robalo products. A one year warranty on components is provided as well. The engine manufacturer warrants engines included in the boats. Warranty expense was 1.9 percent of net sales in 2004 and 2003. Warranty expense increased in 2004 due to increased sales.

Interest Income. Interest income was $0.6 million in 2004 compared to $0.5 million in 2003. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The increase in interest income resulted primarily from higher investment returns in 2004 together with a higher balance of investable funds.

Income Tax Provision. The effective tax rate was slightly lower at 34.7 percent in 2004 compared to 35.0 percent in 2003. The income tax provision of $12.6 million was 29.7 percent higher than the income tax provision in 2003 as a result of higher income before income taxes.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Net Sales. Marine Products’ net sales increased by $31.3 million or 19.2 percent in 2003 compared to 2002. The increase was primarily due to an 11.4 percent increase in units sold, as well as a 6.8 percent increase in the average selling price of boats sold. The increases in units sold were realized primarily in the Chaparral sportboat and cruiser lines, and in the Robalo sport fishing boat line. The increase in average selling prices resulted from increased sales of larger cruisers, increased Robalo unit sales, and overall price increases that were implemented for the 2004 model year, which began in July 2003. The net sales increase was also due to higher parts and accessories sales, which is a result of the increasing numbers of boats sold in prior years that are still in operation and require routine maintenance and repair.

Management believes that in general, the increase in unit volume during the year resulted from favorable economic and industry conditions, including continued low interest rates, an improving domestic economy, and a trend in which consumers choose recreational activities that are safe, close to home, and can be enjoyed in a controlled environment with family and friends. The available industry statistics also indicate that Chaparral continued to gain market share in the 18 to 35 foot sterndrive pleasure boat market during 2003, which management believes was due to increased industry recognition of the Company’s product quality, enhanced dealer incentive and training programs, and new boat models with designs and features that had broader consumer appeal. The Robalo unit sales increased by 64.1 percent, due to an expanded model offering including larger sizes and more available design options, which led to broader dealer acceptance of the Robalo line and ultimately increased sales volumes.

Cost of Goods Sold. Cost of goods sold increased 14.7 percent in 2003 compared to 2002, consistent with the increase in net sales. As a percentage of net sales, cost of goods sold decreased from 2002 to 2003, because of efficiencies gained from higher production volumes, especially within the Robalo line, and an overall shift in model mix to larger boats which typically generate higher margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.0 million in 2003 compared to $18.0 million in 2002, an increase of 27.7 percent. The Company continued to create some expense leverage with higher net sales. The increase in selling, general and administrative expenses resulted from costs that vary with increased sales and profitability, such as incentive compensation, sales commissions and warranty expense, as well as increased costs associated with public company compliance. These increases were partially offset by a decrease in research and development expense, related to fewer new model design activities in 2003 compared to 2002 when the Company performed a large cruiser design project and several projects to expand the Robalo line. As a percentage of net sales, these expenses increased because the incentive compensation and sales commission expenses were higher due to the increase in gross profit margin and operating margin percents.

Marine Products provides a five year transferable hull structural warranty on Chaparral products against defects in material and workmanship and a 10 year transferable structural hull warranty on Robalo products. A one year warranty on components is provided as well. The engine manufacturer warrants engines included in the boats. Warranty expense was 1.9 percent of net sales in 2003 and 1.7 percent of net sales in 2002. Warranty expense as a percentage of net sales increased in 2003 due to increased sales of cruisers which generally incur higher warranty claim costs as a percentage of net sales due to additional features and increased customer service demands in this boat line.

Interest Income. Interest income was $0.5 million in 2003 compared to $0.6 million in 2002. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The decrease in interest income resulted primarily from lower investment returns in 2003 consistent with lower interest rates offset slightly by a higher balance of investable funds.

Income Tax Provision. The effective tax rate was 35.0 percent in 2003, compared to 38.0 percent in 2002. The decrease in rate reflects the effect of implementing tax planning strategies. The effective rate change increased net income by $0.8 million. The income tax provision of $9.7 million was $2.1 million or 28.2 percent higher than the income tax provision of $7.6 million for the prior year as a result of higher income before income taxes, partially offset by the lower effective tax rate.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2004	2003	2002
Net cash provided by operating activities	$29,405	$17,828	$11,696
Net cash (used for) provided by investing activities	(1,924)	(4,432)	2,860
Net cash used for financing activities	$7,110	$4,432	$2,229

2004

Cash provided by operating activities increased during 2004 by $11.6 million compared to 2003. The increase was due to higher operating income in 2004 compared to 2003, together with lower working capital requirements in 2004 primarily due to a decrease in accounts receivable together with increases in accounts payable, caused by timing differences.

Cash used for investing activities decreased $2.5 million compared to 2003. This change was caused by a $1 million net decrease in marketable securities in 2004 compared to 2003 due to a large number of current marketable securities coming due in December 2004 that were not reinvested until early 2005. Capital expenditures decreased slightly to $2.8 million in 2004 compared to $3.7 million in 2003. In 2004, the capital expenditures were primarily for additions to certain manufacturing plants and purchase of operating equipment. In 2003, the largest capital expenditures related to the completion of construction of the administrative building at Chaparral’s Nashville, Georgia headquarters which was begun in 2002, the purchase of operating equipment, and the purchase of additional buildings for warehouse storage space.

Cash used for financing activities increased $2.7 million in 2004 compared to 2003. The increase resulted from higher cash amounts used to purchase the Company’s common stock in the open market, and an increase in dividends resulting from the Company’s decision during the first quarter of 2004 to increase its quarterly dividend from $0.018 per share to $0.027 per share.

2003

Cash provided by operating activities increased during 2003 by $6.1 million compared to 2002. The increase was due to higher operating income in 2003 compared to 2002, partially offset by higher working capital requirements in 2003.

Cash used for investing activities increased $7.3 million compared to 2002. This change was caused by overall increase in available cash for investment. Capital expenditures decreased slightly in 2003 compared to 2002. In 2003, the largest capital expenditures related to the completion of the administrative office building, the purchase of operating equipment and the purchase of a building for warehouse storage space.

Cash used for financing activities increased $2.2 million in 2003 compared to 2002. The increase relates to cash used to purchase the Company’s common stock in the open market, and an increase in dividends resulting from the Company’s decision during the first quarter of 2003 to increase its quarterly dividend.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2004, was strong. We believe the liquidity provided by our existing cash, cash equivalents and marketable securities, our overall strong capitalization including no debt, and cash expected to be generated from operations, will be sufficient to meet our requirements for at least the next twelve months..

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. We believe our liquidity will allow us the ability to continue to grow and provide us the opportunity to take advantage of strategic business opportunities that may arise.

Cash Requirements

Management expects that capital expenditures during 2005 will be approximately $6.0 million, and are projected to include investment towards enhancements to certain manufacturing plants and purchase of a parts warehouse.

We expect that additional contributions to the defined benefit pension plan of approximately $0.3 million will be required in 2005 to achieve the Company’s funding objective.

On January 25, 2005, the Board of Directors approved a 50 percent increase in the quarterly cash dividend, from $0.027 to $0.040. Based on the shares outstanding on December 31, 2004, the aggregate annual amount would be approximately $6.2 million. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

The Company has purchased a total of 949,726 shares in the open market pursuant to a resolution in April 2001 by the Board of Directors and, as of December 31, 2004, can buy back 1,300,274 additional shares under the program. Refer to Issuer Purchases of Equity Securities on page 13 for details regarding shares purchased in the fourth quarter of 2004.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	150,000	—	—	—	150,000
Operating leases (1)	35,000	10,000	25,000	—	—
Purchase obligations (2)	—	—	—	—	—
Other long-term liabilities (3)	300,000	300,000	—	—	—
Total	$485,000	$310,000	$25,000	$—	$150,000

(1)	Operating leases represent agreements for various office equipment.
(2)	As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.
(3)	Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payment is known. These amounts include primarily known pension plan funding obligations. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. As of December 31, 2004, the maximum repurchase obligation outstanding under these agreements which expire in 2005 and 2006 totaled approximately $3.5 million. The Company has recorded the estimated fair value of this guarantee; at December 31, 2004, this amount is immaterial and did not change from the prior year.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $546,000 in 2004, $496,000 in 2003 and $588,000 in 2002. The Company’s directors are also directors of RPC and all of the executive officers with the exception of Mr. Lane are employees of both the Company and RPC. The Company paid $171,000 in 2003 and $332,000 in 2002 to a division of RPC for the purchase, installation and service of overhead cranes.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan. Following the spin-off of the Company in 2001, RPC has charged the Company for, and the Company has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan by RPC to the Company. Accordingly, during 2004, the pension costs and funding obligations were incurred directly by the Company.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through the date of the spin-off and responsibility for any adjustments as a result of audit by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action. The amounts transferred as settlements from RPC to the Company totaled approximately $19,000 in 2004, $0 in 2003 and $140,000 in 2002.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of our Board of Directors. The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Sales recognition - The Company sells its boats through its network of independent dealers. Sales orders used to plan production are firm indications of interest from dealers and are cancelable at any time, although very few orders are cancelled after they have been placed. The Company recognizes sales when all the following conditions are met: (1) a fully executed sales agreement exists, (2) the price of the boat is established, (3) the dealer takes delivery of the boat, and (4) collectibility of the sales price is reasonably assured.

Sales incentives and discounts - The Company records incentives as a reduction of sales. Using historical trends, adjusted for current changes, the Company estimates the amount of incentives that will be paid in the future on boats sold and accrues an estimated liability. The Company offers various incentives that promote sales to dealers, and to a lesser extent, retail customers. These incentives are designed to encourage timely replenishment of dealer inventories after peak selling seasons, stabilize manufacturing volumes throughout the year, and improve production model mix. The dealer incentive programs are a combination of annual volume commitment discounts, and additional discounts at time of invoice for those dealers who do not finance their inventory through specified floor plan financing agreements. The annual dealer volume discounts are based on July 1 through June 30 model year purchases. In addition, the Company offers other time-specific or model-specific incentives. The retail incentive programs have historically been used during off-peak selling seasons in addition to the winter boat exhibition shows.

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which units have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total incentives as a percentage of gross sales have been 12.9 percent in 2004, 12.5 percent in 2003, and 12.3 percent in 2002. A 0.25 percentage point change in incentives as a percentage of gross sales during 2004 would have increased or decreased net sales, gross margin and operating income by approximately $0.7 million.

Warranty costs -The Company records an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and our enforcement of those terms, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on the actual claims that occur. Warranty expense as a percentage of net sales was 1.9 percent for 2004, 1.9 percent in 2003, and 1.7 percent for the year 2002. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2004 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.3 million.

Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 132 (revised 2004) (“SFAS 132R”), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” SFAS 132R does not change the measurement or recognition provisions for defined benefit pensions and other post-retirement benefits; however, it requires additional annual disclosures about assets, obligations, cash flows, net periodic benefit cost and projected benefit payment of those plans. The Company has adopted the provisions of SFAS 132R and presented the disclosures in Note 9 to the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 applies to investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, qualitative and quantitative disclosures are effective for the fiscal year ending December 31, 2004. The adoption of EITF 03-1 did not have a material impact on the financial position, results of operations or liquidity of the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the impact of applying the various provisions of SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 with earlier application permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date of issuance. The provisions are to be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

FASB Staff Position (“FSP”) No. 109-1, “Application of FAS 109 to Tax Deduction on Qualified Production Activities,” issued in December 2004 (“FSP 109-1”), provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”), to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act was enacted on October 22, 2004. FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. A special deduction is recognized under SFAS 109 as it is earned. Marine Products is currently completing an evaluation to determine applicability and potential impact, if any, regarding the applicability of FSP 109-1.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders of Marine Products Corporation:

The management of Marine Products Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Marine Products Corporation maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States of America. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.

There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Also, no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud, if any, within the Company will be detected. Further, the design of a controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The Company intends to continually improve and refine its internal controls.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2004.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2004, and has also issued their report on management’s assessment of the Company’s internal control over financial reporting, included in this report on page 25.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 The Board of Directors and Stockholders of Marine Products Corporation

We have audited management’s assessment included in Management’s Report on Internal Control Over Financial Reporting included in Marine Products Corporation’s Form 10-K for 2004, that Marine Products Corporation (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Marine Products Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  Also in our opinion, Marine Products Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Marine Products Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 11, 2005

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)
December 31,	2004	2003
ASSETS
Cash and cash equivalents	$46,615	$26,244
Marketable securities	132	1,402
Accounts receivable, less allowance for doubtful accounts of $60 in 2004 and $67 in 2003	1,082	3,970
Inventories	25,869	21,770
Income taxes receivable	1,160	1,073
Deferred income taxes	3,006	2,265
Prepaid expenses and other current assets	876	616
Current assets	78,740	57,340
Property, plant and equipment, net	18,362	17,761
Goodwill and other intangibles, net	3,778	3,818
Marketable securities	6,202	5,930
Other assets	2,652	1,465
Total assets	$109,734	$86,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,224	$2,730
Other accrued expenses	10,527	8,626
Current liabilities	16,751	11,356
Pension liabilities	2,977	2,233
Deferred income taxes	925	1,160
Other long-term liabilities	1,709	1,599
Total liabilities	22,362	16,348
Commitments and contingencies
Common stock, $.10 par value, authorized - 50,000,000 shares, issued and outstanding - 38,942,501 shares in 2004, 38,592,350 shares in 2003	3,894	3,859
Capital in excess of par value	34,239	34,436
Retained earnings	52,042	32,409
Deferred compensation	(1,899)	(229)
Accumulated other comprehensive (loss) income	(904)	(509)
Total stockholders’ equity	87,372	69,966
Total liabilities and stockholders’ equity	$109,734	$86,314

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
Years ended December 31,	2004	2003	2002
Net sales	$252,418	$193,980	$162,682
Cost of goods sold	186,832	143,663	125,282
Gross profit	65,586	50,317	37,400
Selling, general and administrative expenses	29,810	23,015	18,018
Operating income	35,776	27,302	19,382
Interest income	590	501	600
Income before income taxes	36,366	27,803	19,982
Income tax provision	12,623	9,731	7,593
Net income	$23,743	$18,072	$12,389
EARNINGS PER SHARE
Basic	$0.62	$0.47	$0.32
Diluted	$0.58	$0.45	$0.31
Dividends paid per share	$0.11	$0.07	$0.03

 The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)

Three Years Ended December 31, 2004	Comprehensive Income	Common Shares	Stock Amount	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2001		25,538	$2,554	$38,016	$6,055	$(280)	$—	$46,345
Stock issued for stock incentive plans, net		238	24	618		(54)		588
Stock purchased and retired		(141)	(14)	(1,208)				(1,222)
Net income	$12,389				12,389			12,389
Minimum pension liability adjustment, net of taxes of $11	(18)						(18)	(18)
Unrealized (loss) gain on securities, net of taxes of $74	121						121	121
Comprehensive income	$12,492
Dividends declared					(1,370)			(1,370)
Effect of stock splits		12,888	1,288	(1,288)				—
Balance, December 31, 2002		38,523	3,852	36,138	17,074	(334)	103	56,833
Stock issued for stock incentive plans, net		257	26	550		105		681
Stock purchased and retired		(226)	(23)	(2,248)				(2,271)
Net income	$18,072				18,072			18,072
Minimum pension liability adjustment, net of taxes of $288	(534)						(534)	(534)
Unrealized (loss) gain on securities, net of taxes and reclassification adjustments	(78)						(78)	(78)
Comprehensive income	$17,460
Dividends declared					(2,737)			(2,737)
Effect of stock splits		38	4	(4)				—
Balance, December 31, 2003		38,592	3,859	34,436	32,409	(229)	(509)	69,966
Stock issued for stock incentive plans, net		456	46	3,728		(1,670)		2,104
Stock purchased and retired		(244)	(24)	(3,912)				(3,936)
Net income	$23,743				23,743			23,743
Minimum pension liability adjustment, net of taxes of $162	(301)						(301)	(301)
Unrealized (loss) gain on securities, net of taxes and reclassification adjustments	(94)						(94)	(94)
Comprehensive income	$23,348
Dividends declared					(4,110)			(4,110)
Effect of stock splits		139	13	(13)				—
Balance, December 31, 2004		38,943	$3,894	$34,239	$52,042	$(1,899)	$(904)	$87,372

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2004	2003	2002
OPERATING ACTIVITIES
Net income	$23,743	$18,072	$12,389
Non-cash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	2,532	2,306	2,079
Deferred income tax (benefit) provision	(784)	1,029	(247)
(Increase) decrease in assets:
Accounts receivable	2,888	(2,499)	(293)
Inventories	(4,099)	(1,085)	(6,207)
Prepaid expenses and other current assets	(260)	1,007	(283)
Income taxes receivable	787	(1,073)	831
Other non-current assets	(1,187)	(679)	(292)
Increase (decrease) in liabilities:
Accounts payable	3,494	(684)	985
Income taxes payable	—	(1,066)	1,066
Other accrued expenses	1,901	1,089	1,668
Other long-term liabilities	390	1,411	—
Net cash provided by operating activities	29,405	17,828	11,696
INVESTING ACTIVITIES
Capital expenditures	(2,838)	(3,707)	(3,800)
Sale (purchase) of marketable securities	914	(725)	6,660
Net cash (used for) provided by investing activities	(1,924)	(4,432)	2,860
FINANCING ACTIVITIES
Payment of dividends	(4,110)	(2,737)	(1,370)
Cash paid for common stock purchased and retired	(3,768)	(2,271)	(1,222)
Proceeds received upon exercise of stock options	768	576	363
Net cash used for financing activities	(7,110)	(4,432)	(2,229)
Net increase in cash and cash equivalents	20,371	8,964	12,327
Cash and cash equivalents at beginning of year	26,244	17,280	4,953
Cash and cash equivalents at end of year	$46,615	$26,244	$17,280

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation — The consolidated financial statements include the accounts of Marine Products Corporation (a Delaware corporation) and its wholly owned subsidiaries (“Marine Products” or the “Company”). Marine Products, through Chaparral Boats, Inc. (“Chaparral”) and Robalo Acquisition Company LLC (“Robalo”), operates as a manufacturer of fiberglass powerboats and related products and services to a broad range of consumers worldwide.

The consolidated financial statements included herein may not necessarily be indicative of the future results of operations, financial position and cash flows of Marine Products.

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer, product model or the Company’s international operations.

Nature of Operations — Marine Products is principally engaged in manufacturing powerboats and providing related products and services. Marine Products distributes fiberglass recreational boats through a network of domestic and international independent dealers.

Capital Stock — Marine Products is authorized to issue 50 million shares of common stock, $0.10 par value. Holders of common stock are entitled to receive dividends when, as, and if declared by our Board of Directors out of legally available funds. Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. Holders of common stock do not have cumulative voting rights. In the event of any liquidation, dissolution or winding up of the Company, holders of common stock are entitled to ratable distribution of the remaining assets available for distribution to stockholders.

Dividend — The Board of Directors, at their quarterly meeting on January 25, 2005, approved a 50 percent increase in the quarterly cash dividend, from $0.027 to $0.040 adjusted for the split. The increased quarterly dividend will be payable March 10, 2005 to stockholders of record at the close of business on February 10, 2005.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of sales incentives and discounts and warranty costs.

Sales Recognition — Marine Products recognizes sales when a fully executed agreement exists, prices are established, products are delivered to the dealer and collectibility is reasonably assured.

Shipping and Handling Charges — The shipping and handling of the Company’s products to dealers is handled through a combination of a third-party marine transport service and a company owned fleet of delivery trucks. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of income; the related costs incurred by the Company are included in cost of goods sold.

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with the product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2004 and 2003, the Company had approximately $327,000 and $320,000 in prepaid expenses related to the unamortized product brochure costs. Advertising expense totaled approximately $2,520,000 in 2004, $2,785,000 in 2003 and $2,086,000 in 2002.

Sales Incentives and Discounts — Sales incentives including dealer discounts and retail sales promotions are provided for and recorded as a reduction in sales for the period in which the related sales are recorded. The Company records these incentives at the later of the recognition of the related sales or the announcement of a promotional program.

Cash and Cash Equivalents — Highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Marketable Securities — Marine Products maintains investments held with several large, well-capitalized financial institutions. Marine Products’ investment policy does not allow investment in any securities rated less than “investment grade” by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income with the exception of the reclassification adjustment in 2004 mentioned below. Realized gains on marketable securities totaled $148,127 in 2004, $87,738 in 2003 and realized losses totaled $23,400 in 2002. Of the total gain realized, reclassification from other comprehensive income totaled approximately $165,000 in 2004 and $168,000 in 2003. The reclassification in 2004 was a result of the securities that are held in a Supplemental Retirement Plan being classified as trading. This reclassification of securities from available-for-sale to trading was due to a change in the frequency of participant directed investment choices.

The fair value and the unrealized gain (loss) of the available for sale securities are as follows:

December 31,	2004		2003
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
U.S. Treasury Notes	$1,398,000	$(9,800)	$2,188,000	$4,200
Federal Agency Obligations	528,000	1,000	135,000	(1,500)
Mortgage Backed Obligations	100,000	(1,000)	—	—
Corporate Backed Obligations	4,057,000	(57,000)	3,012,000	(6,200)
Municipal Obligations	251,000	(3,000)	1,997,000	5,300

Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The maturities of the Company’s non-current marketable securities are as follows: $0 in 2005, approximately $5,553,100 between 2006 and 2010, $332,100 between 2011 and 2015, $316,400 in 2016 and thereafter.

Accounts Receivable — Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical write-off percentages, known problem accounts and current economic conditions. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible.

Inventories — Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Market value is determined based on replacement cost for raw materials and net realizable value for work in process and finished goods.

Property, Plant and Equipment — Property, plant and equipment is carried at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the assets. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized while expenditures for routine maintenance and repairs are expensed as incurred. Depreciation expense on operating equipment used in production is included in cost of goods sold in the accompanying consolidated statements of income. All other depreciation is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Property, plant and equipment are reviewed for impairment when indicators of impairment exist.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2004 and 2003. Pursuant to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 beginning on January 1, 2002, goodwill is no longer amortized to earnings but instead is subject to an annual test for impairment. The Company completed an initial impairment analysis upon adoption of SFAS No. 142 and subsequent analyses during the fourth quarters of 2004 and 2003. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred. Trade names are amortized on a straight-line basis over the periods of their estimated useful lives, as straight-line best estimates the ratio that current sales bear to the total of current and anticipated sales, based on the estimated useful lives. Trade names are reviewed for impairment when indicators of impairment exist.

The carrying amount and accumulated amortization for trade names are as follows:

December 31,	2004	2003
Trade names	$600,000	$600,000
Less: accumulated amortization	(130,000)	(90,000)
	$470,000	$510,000

Amortization of trade names was approximately $40,000 each in 2004, 2003 and 2002. Estimated amortization expense for trade names is $40,000 for each of the five succeeding years from 2005 to 2009.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2004 and 2003 is as follows:

(in thousands)	2004	2003
Balance at beginning of year	$2,846	$1,944
Less: Payments made during the year	(3,839)	(2,744)
Add: Warranty accruals during the year	4,315	3,344
Changes to warranty accruals issued in prior years	474	302
Balance at end of year	$3,796	$2,846

Changes in warranties issued in prior years are due to updated information about the frequency and size of claims incurred related to prior year sales.

Insurance Accruals — The Company fully insures its risks related to general liability, product liability, workers’ compensation, and vehicle liability, whereas the health insurance plan is self-funded up to a maximum annual claim amount for each covered employee and related dependents. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred and may subsequently be revised based on developments relating to such claims.

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,729,000 in 2004, $1,075,000 in 2003 and $1,605,000 in 2002.

Income Taxes — Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance against the carrying value of deferred tax assets if the Company concludes that it is more likely than not that the asset will not be realized through future taxable income.

Earnings per Share — SFAS No. 128, “Earnings Per Share,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. A reconciliation of weighted average shares outstanding is as follows:

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Basic	38,452,704	38,079,651	38,129,745
Dilutive effect of stock options and restricted shares	2,318,547	2,212,434	2,185,881
Diluted	40,771,251	40,292,085	40,315,626

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are classified as available-for-sale securities and are carried at fair value in the accompanying consolidated balance sheets. The fair value of these securities is based upon quoted market prices.

Concentration of Suppliers — The Company purchases a significant number of its sterndrive engines from only two available suppliers. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

New Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2004) (“SFAS 132R”), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” SFAS 132R does not change the measurement or recognition provisions for defined benefit pensions and other post-retirement benefits; however, it requires additional annual disclosures about assets, obligations, cash flows, net periodic benefit cost and projected benefit payment of those plans. The Company has adopted the provisions of SFAS 132R and presented the disclosures in Note 9 to these consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 applies to investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, qualitative and quantitative disclosures are effective for the fiscal year ending December 31, 2004. The adoption of EITF 03-1 did not have a material impact on the financial position, results of operations or liquidity of the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective application and modified retrospective application. Under the modified retrospective application, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the impact of applying the various provisions of SFAS 123R.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 with earlier application permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date of issuance. The provisions are to be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

FASB Staff Position ("FSP") No. 109-1, "Application of FAS 109 to Tax Deduction on Qualified Production Activities,” issued in December 2004 ("FSP 109-1"), provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," (“SFAS 109”), to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the "Jobs Act"). The Jobs Act was enacted on October 22, 2004. FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. A special deduction is recognized under SFAS 109 as it is earned. Marine Products is currently completing an evaluation to determine applicability and potential impact, if any, regarding the applicability of FSP 109-1.

Stock-Based Compensation — Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Marine Products records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the issue date and amortizes such amounts ratably over the vesting period of the shares. Marine Products recorded amortization of deferred compensation related to these restricted stock grants totaling approximately $294,000 in 2004, $104,000 in 2003 and $226,000 in 2002.

If Marine Products had accounted for the stock incentives in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the total fair value of awards granted under the plan would be amortized over the vesting period of the awards, and Marine Products’ reported net income and diluted net income per share would have been as follows:

Years ended December 31,	2004	2003	2002
(in thousands)
Net income (as reported)	$23,743	$18,072	$12,389
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	191	68	140
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(550)	(405)	(354)
Pro forma net income	$23,384	$17,735	$12,175
Pro forma income per share would have been as follows:
Basic — as reported	$0.62	$0.47	$0.33
Basic — pro forma	$0.61	$0.47	$0.32
Diluted — as reported	$0.58	$0.45	$0.31
Diluted — pro forma	$0.57	$0.44	$0.30

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

The Company has computed for pro forma disclosure purposes the value of all options granted during 2004, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.5%	1.1%	2.9%
Expected dividend yield	0.9%	1.3%	1.0%
Expected lives	7 years	7 years	7 years
Expected volatility	47-52%	33%	39%

The total fair value of options granted to Marine Products employees during each of the years was computed as follows:

Years ended December 31,	2004	2003	2002
(in thousands)
Total	$422	$1,838	$1,389

Stock Split — The Board of Directors, at their quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for every two common shares held of record at February 10, 2005. Accordingly, the par value of additional shares issued will be adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split will be settled in cash. All share and per share data appearing in the consolidated financial statements and related footnotes have been retroactively adjusted for this split and the stock split effective March 10, 2004.

NOTE 2: INVENTORIES

Inventories consist of the following:

December 31,	2004	2003
(in thousands)
Raw materials	$12,768	$9,485
Work in process	6,721	5,889
Finished goods	6,380	6,396
Total inventories	$25,869	$21,770

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation and consist of the following:

December 31,	Estimated Useful Lives	2004	2003
(in thousands)
Land	N/A	$495	$495
Buildings	20-39	16,010	14,711
Operating equipment and property	3-15	7,960	7,417
Furniture and fixtures	5-7	1,130	1,063
Vehicles	3-5	5,469	4,876
Gross property, plant and equipment		31,064	28,562
Less: accumulated depreciation		12,702	10,801
Net property, plant and equipment		$18,362	$17,761

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Depreciation expense was $2,237,000 in 2004, $2,162,000 in 2003 and $1,814,000 in 2002. During 2002, the Company entered into and completed a like kind exchange for operating equipment. The equipment that was traded in had a net book value of $61,000 with a fair market value of $680,000. In addition, the Company paid cash totaling approximately $1,776,000 representing the difference between the values of the respective non-monetary assets. The fair market value of the equipment purchased was $2,456,000. The Company recorded the new asset at $1,837,000 with no gain or loss being recognized on the transaction. The consolidated statement of cash flows for the year ended December 31, 2002 excludes the value of the operating equipment traded in.

NOTE 4: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. (“RPC”) in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $546,000 in 2004, $496,000 in 2003 and $588,000 in 2002. The Company’s directors are also directors of RPC and all of the executive officers with the exception of Mr. Lane are employees of both the Company and RPC. The Company paid $171,000 in 2003 and $332,000 in 2002 to a division of RPC for the purchase, installation and service of overhead cranes.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through the date of the spin-off and responsibility for any adjustments as a result of audit by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action. The amounts transferred as settlements from RPC to the Company totaled approximately $19,000 in 2004, $0 in 2003 and $140,000 in 2002.

NOTE 5: OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

December 31,	2004	2003
(in thousands)
Accrued payroll and related expenses	$2,334	$2,280
Accrued sales incentives and discounts	3,058	2,745
Accrued warranty costs	3,796	2,846
Other	1,339	755
Total other accrued expenses	$10,527	$8,626

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

NOTE 6: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2004	2003	2002
(in thousands)
Current provision:
Federal	$12,574	$8,295	$7,452
State	833	407	388
Deferred (benefit) provision:
Federal	(678)	1,000	(227)
State	(106)	29	(20)
Total income tax provision	$12,623	$9,731	$7,593

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.0	2.0	1.9
Other	(2.3)	(2.0)	1.1
Effective tax rate	34.7%	35.0%	38.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2004	2003
(in thousands)
Deferred tax assets:
Warranty costs	$1,403	$814
Sales incentives and discounts	704	557
Self-insurance expense	61	149
Stock-based compensation	254	250
Pension expense	1,069	452
Advertising expense	241	138
All others	308	285
Total deferred tax assets	4,040	2,645
Deferred tax liabilities:
Depreciation expense	(1,959)	(1,456)
All others	—	(84)
Total deferred tax liabilities	(1,959)	(1,540)
Net deferred tax assets	$2,081	$1,105

Total income tax payments, net of refunds, were $12,608,000 in 2004, $9,751,000 in 2003 and $5,455,000 in 2002. The Company currently does not have a valuation allowance because it has determined that all of the deferred tax assets are more likely than not to be realized based on future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Minimum Pension Liability	Unrealized Gain (Loss) on Securities	Total
(in thousands)
Balance at December 31, 2002	$(18)	$121	$103
Change during 2003:
Before-tax amount	(822)	(287)	(1,109)
Tax benefit	288	100	388
Reclassification adjustment, net of taxes	—	109	109
Total activity in 2003	(534)	(78)	(612)
Balance at December 31, 2003	$(552)	$43	$(509)
Change during 2004:
Before-tax amount	(463)	19	(444)
Tax benefit	162	(6)	156
Reclassification adjustment, net of taxes	—	(107)	(107)
Total activity in 2004	(301)	(94)	(395)
Balance at December 31, 2004	$(853)	$(51)	$(904)

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lawsuits — The Company is a defendant in some lawsuits which allege that plaintiffs have been damaged as a result of the use of the Company’s products. The Company is vigorously contesting these actions. Management, after consultation with legal counsel, is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of Marine Products.

Dealer Floor-Plan Financing — To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. As of December 31, 2004, the maximum repurchase obligation outstanding under these agreements which expire in 2005 and 2006 totaled approximately $3,500,000. The Company has recorded the estimated fair value of this guarantee; at December 31, 2004, this amount is immaterial and did not change from the prior year.

Lease Obligation — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease and accordingly, the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $879,000. A liability equal to the estimated present value of the remaining lease obligation totaling $150,000 has been recorded and is included in other long-term liabilities on the consolidated balance sheet.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. As of December 31, 2004 and 2003, other long-term liabilities consist primarily of the Company’s estimated liabilities for the probable assessments payable.

Employment Agreements — The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $9,997,000 in 2004, $7,240,000 in 2003, and $5,195,000 in 2002, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 9: EMPLOYEE BENEFIT PLANS

Retirement Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service. In the first quarter of 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. These discretionary contributions are expected to be made over a seven year period beginning in 2002 to either a non-qualified Supplemental Executive Retirement Plan (“SERP”) established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expenses related to the enhanced benefits were $122,000 in 2004, $126,000 in 2003 and 2002.

Beginning late in 2002, the Company began permitting selected highly compensated employees to defer a portion of their compensation into the non-qualified SERP. The SERP assets are marked to market and as of December 31, 2004 and 2003 totaled approximately $1,949,000 and $990,000. The assets are reported in other assets on the balance sheet and changes related to the fair value of assets are included in selling, general and administrative expenses on the consolidated statement of income for 2004. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of income.

The following table sets forth the funded status of the retirement income plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2004	2003
(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$3,703	$346
Service cost	—	—
Interest cost	240	22
Actuarial loss	515	23
Allocation of prior service liabilities	—	3,314
Benefits paid	(55)	(2)
Benefit obligation at end of year	$4,403	$3,703
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$2,604	$56
Actual return on plan assets	198	8
Allocation of plan assets	—	2,517
Employer contribution	631	25
Benefits paid	(55)	(2)
Fair value of plan assets at end of year	$3,378	$2,604
Funded status	$(1,025)	$(1,099)
Unrecognized net loss	1,313	851
Net prepaid (accrued) benefit cost	$288	$(248)

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2004 and 2003 have been disclosed above. The Company uses a December 31 measurement date for its qualified plan.

Marine Products’ funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Marine Products contributed $631,000 in 2004, $25,000 in 2003 and $56,174 in 2002. Following the spin-off of the Company in 2001, RPC has charged the Company for, and the Company has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan by RPC to the Company.

Pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded pre-tax minimum pension liability adjustments of $462,000 in 2004 and $822,000 in 2003. As there were no previously unrecognized prior service costs as of December 31, 2004 and 2003, the full amount of the adjustments, net of related deferred tax benefit, are reflected as a reduction to stockholders’ equity.

Amounts recognized in the consolidated balance sheets and reflected as pension liabilities consist of:

December 31,	2004	2003
(in thousands)
Net (prepaid) accrued benefit cost	$(288)	$248
Minimum pension liability	1,313	851
SERP employer contributions	206	136
SERP employee deferrals	1,746	998
Net amount recognized	$2,977	$2,233

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2004	2003
(in thousands)
Service cost for benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	240	22
Expected return on plan assets	(231)	(9)
Amortization of net loss	86	—
Net periodic benefit cost	$95	$13

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2004	2003
PROJECTED BENEFIT OBLIGATION:
Discount rate	5.750%	6.250%
Rate of compensation increase	N/A	N/A
NET BENEFIT COST:
Discount rate	6.250%	6.875%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

The Company’s expected return on assets assumption is derived from a detailed periodic assessment by its management and investment advisor. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the assessment gives appropriate consideration to recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its expected long-term return assumption of eight percent is reasonable.

At December 31, 2004 and 2003, the Plan’s assets were comprised of listed common stocks and U.S. Government and corporate securities. The plan’s weighted average asset allocation at December 31, 2004 and 2003 by asset category along with the target allocation for 2005 are as follows:

Asset Category	Target Allocation for 2005	Percentage of Plan Assets as of December 31, 2004	Percentage of Plan Assets as of December 31, 2003
Equity Securities	53.0%	51.2%	53.2%
Debt Securities — Core Fixed Income	25.0	29.5	41.4
Tactical — Fund of Equity and Debt Securities	5.0	2.7	0.0
Real Estate	5.0	5.1	0.0
Other	12.0	11.5	5.4
Total	100.0%	100.0%	100.0%

The Company’s investment strategy for its pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $300,000 to the pension plan in 2005.

The Company estimates that the future benefits payable for the defined benefit plan over the next ten years are as follows: $80,000 in 2005, $97,000 in 2006, $109,000 in 2007, $199,000 in 2008, $213,000 in 2009 and $1,222,000 between 2010-2014.

401(k) Plan — Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation contributed to the plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $149,000 in 2004, $147,000 in 2003 and $136,000 in 2002.

Stock Incentive Plan — During 2001, Marine Products adopted a 10 year Employee Stock Incentive Plan (“2001 Plan”) under which 3,000,000 shares of common stock had been reserved for issuance to Marine Products employees. On January 27, 2004, Marine Products adopted a new 10 year Employee Stock Incentive Plan (“2004 Plan”) under which 2,250,000 shares of common stock have been reserved for issuance. Both plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2004, 298,259 shares were available for grants under the 2001 Plan and 2,024,250 shares were available for grant under the 2004 Plan. All grants in 2004 were made under the 2004 Plan.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Stock Options — Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant except for grants of incentive stock options to owners of greater than 10 percent of the Company’s voting securities which must be made at 110 percent of the fair market value of the Company’s common stock. Options generally vest ratably over a period of five years and expire in 10 years, except to owners of greater than 10 percent of the Company’s voting securities, which expire in five years.

Transactions involving the Marine Products stock options were as follows:

	Total Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding December 31, 2001	2,484,144	$0.95	1,313,271	$0.75
Granted	875,250	2.67
Canceled	(44,888)	1.73
Exercised	(426,502)	0.85
Outstanding December 31, 2002	2,888,004	$1.47	1,298,622	$0.82
Granted	760,500	4.61
Canceled	(4,050)	1.71
Exercised	(576,943)	1.00
Outstanding December 31, 2003	3,067,511	$2.34	1,269,260	$1.17
Granted	72,000	12.47
Canceled	(46,950)	4.47
Exercised	(565,047)	1.65
Outstanding December 31, 2004	2,527,514	$2.75	1,209,627	$1.55

Options exercised during 2004 include transactions that involved exchange of shares and cash. The fair value of shares tendered to exercise employee stock options totaled approximately $168,000 and has been excluded from the consolidated statements of cash flows. As of December 31, 2004, the options outstanding and the exercise prices together with the weighted average remaining contractual life are as follows:

	Number of Options		Weighted Average Exercise Prices		Weighted Average Remaining
Exercise Prices	Total	Execisable	Total	Exercisable	Contractual Life
$0.39	151,865	151,865	$0.39	$0.39	1.1 years
$0.66	83,537	83,537	0.66	0.66	2.1 years
$1.12	242,975	242,975	1.12	1.12	3.1 years
$0.61	326,511	326,511	0.61	0.61	4.1 years
$1.71	283,800	123,150	1.71	1.71	6.3 years
$2.67	670,826	118,229	2.67	2.67	7.1 years
$4.54 - 4.99	699,750	163,360	4.61	4.66	7.3 years
$12.47	68,250	—	12.47	—	9.3 years
	2,527,514	1,209,627	$2.75	$1.55	5.8 years

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Restricted Stock — Marine Products has granted employees two forms of restricted stock; performance restricted and time lapse restricted. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of Marine Products’ common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive all dividends declared and also voting rights to the shares. Time lapse restricted shares vest after certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has issued time lapse restricted shares that vest over ten years in prior years and in 2004 issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. Units granted under these restricted stock programs totaled 157,500 in 2004; no units were granted in 2003 and 2002. There were no units earned and issued under these plans in 2004 and 2003; 72,900 were earned and issued in 2002. There were no forfeiture of shares in 2004, 2003 and 2002. Compensation cost on restricted shares is recorded at the fair market value on the date of issuance and amortized ratably over the respective vesting periods. Total weighted average grant date value of restricted stock granted, earned and issued totaled approximately $1,964,000 in 2004, $0 in 2003 and $351,000 in 2002. As of December 31, 2004, there were 405,074 shares of unvested restricted stock outstanding. During 2004, 167,400 shares of restricted stock vested and were released to the employees. During 2003 and 2002, no shares of restricted stock vested. During 2004, the tax benefit aggregating $874,000 for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value and has been excluded from the consolidated statement of cash flows.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. Upon termination of employment from the Company or, in certain cases, termination of employment from RPC, shares with restrictions must be returned to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, December 31, 2004 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 24 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control as of December 31, 2004 and issued a report thereon which is included on page 25 of this report.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2005 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 12 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2005 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors Compensation, Committees and Meetings.” This information is incorporated herein by reference.

Code of Ethics

Marine Products has a Code of Business Conduct that applies to all employees. In addition, the Company has a Supplemental Code of Business Conduct and Ethics for directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company’s website at www.marineproductscorp.com. Copies are also available at no extra charge by writing to Attn: Human Resources, Marine Products Corporation, 2170 Piedmont Road, NE, Atlanta, Georgia 30324.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will be included in the Marine Products Proxy Statement for its 2005 Annual Meeting of Stockholders, in the section titled “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2005 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Information regarding Marine Products’ equity compensation plans including plans approved by security holders and plans not approved by security holders will be included in the section titled, “Executive Compensation” in the Marine Products Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2005 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.” This information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Public Accountants” in the Marine Products Proxy Statement for its 2005 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:
	10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).
	10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).
	10.7	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
	10.8	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
	10.9	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).
	10.10	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
	10.11	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
	10.12	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q, filed on November 1, 2004).
	10.13	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q, filed on November 1, 2004).
	10.14	Summary of ‘at will’ compensation arrangements with the Executive Officers.
	10.15	Summary of compensation arrangements with the Directors.
	10.16	Supplemental Retirement Plan.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).
3.2	Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on May 5, 2004).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).
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

10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).
10.7	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.8	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.9	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).
10.10	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.11	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.12	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.13	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.14	Summary of ‘at will’ compensation arrangements with the Executive Officers.
10.15	Summary of compensation arrangements with the Directors.
10.16	Supplemental Retirement Plan.
21	Subsidiaries of Marine Products Corporation
23.1	Consent of Grant Thornton LLP
23.2	Consent of Ernst & Young LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

Any schedules or exhibits not shown above have been omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation

By:	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ Ben M. Palmer Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

The Directors of Marine Products (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James B. Williams, Director
Wilton Looney, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director

/s/ Richard A. Hubbell Richard A. Hubbell Director and as Attorney-in-fact March 14, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

FINANCIAL STATEMENTS AND REPORTS	PAGE
Management’s Report on Internal Control Over Financial Reporting	24
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	25
Consolidated Balance Sheets as of December 31, 2004 and 2003	26
Consolidated Statements of Income for the three years ended December 31, 2004	27
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2004	28
Consolidated Statements of Cash Flows for the three years ended December 31, 2004	29
Notes to Consolidated Financial Statements	30-43
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (for 2004)	50
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (for 2003 and 2002)	51
SCHEDULE
Schedule II — Valuation and Qualifying Accounts	49

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
	For the years ended December 31, 2004, 2003 and 2002
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
(in thousands)
Year ended December 31, 2004 Allowance for doubtful accounts	$ 67	$ —	$ (7)	$60
Year ended December 31, 2003 Allowance for doubtful accounts	$ 67	$ —	$ —	$67
Year ended December 31, 2002 Allowance for doubtful accounts	$ 67	$ —	$ —	$ 67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders of Marine Products Corporation

We have audited the accompanying consolidated balance sheet of Marine Products Corporation (a Delaware corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Products Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  Schedule II for the year ended December 31, 2004, listed in the Index, is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marine Products Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Thre Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated balance sheet of Marine Products Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2003, listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Products Corporation and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia	/s/ Ernst & Young LLP
February 27, 2004
except for the matter discussed in the last paragraph of Note 1 as to which the date is March 11, 2005

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)
Restated for the three-for-two stock split effective March 10, 2005 for shares held on February 10, 2005 and the stock split effective March 10, 2004
2004
Net sales	$61,830	$64,775	$63,129	$62,684
Gross profit	15,723	16,971	17,117	15,775
Net income	5,646	6,396	6,244	5,457
Earnings per share — basic (a)	0.15	0.17	0.16	0.14
Earnings per share — diluted (a)	0.14	0.16	0.15	0.13
2003
Net sales	$50,107	$51,951	$44,903	$47,019
Gross profit	12,092	13,551	11,503	13,171
Net income	4,194	4,961	4,459	4,458
Earnings per share — basic (a)	0.11	0.13	0.12	0.12
Earnings per share — diluted (a)	0.10	0.12	0.11	0.11

(a)  The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.