Form 10-Q
period 2005-03-31
MARINE PRODUCTS CORP
filed 2005-05-06
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of April 26, 2005 Marine Products Corporation had 39,200,831 shares of common stock outstanding.

Marine Products Corporation.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(In thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$49,161	$46,615
Marketable securities	2,686	132
Accounts receivable, net	4,588	1,082
Inventories	29,189	25,869
Income taxes receivable	275	1,160
Deferred income taxes	3,169	3,006
Prepaid expenses and other current assets	1,816	876
Total current assets	90,884	78,740
Property, plant and equipment, net	17,968	18,362
Goodwill and other intangibles, net	3,768	3,778
Marketable securities	5,911	6,202
Other assets	3,359	2,652
Total assets	$121,890	$109,734

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$10,038	$6,224
Accrued expenses	13,151	10,527
Total current liabilities	23,189	16,751
Pension liabilities	3,424	2,977
Deferred taxes	745	925
Other long-term liabilities	1,709	1,709
Total liabilities	29,067	22,362
Common stock	3,920	3,894
Capital in excess of par value	36,722	34,239
Retained earnings	57,317	52,042
Accumulated other comprehensive loss	(939)	(1,899)
Deferred compensation	(4,197)	(904)
Total stockholders' equity	92,823	87,372
Total liabilities and stockholders' equity	$121,890	$109,734

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2005	2004

Net sales	$72,586	$61,830
Cost of goods sold	53,638	46,107
Gross profit	18,948	15,723
Selling, general and administrative expenses	8,847	7,159
Operating income	10,101	8,564
Interest income	291	122
Income before income taxes	10,392	8,686
Income tax provision	3,575	3,040
Net income	$6,817	$5,646

Earnings per share
Basic	$0.18	$0.15
Diluted	$0.17	$0.14

Dividends per share	$0.040	$0.027

Average shares outstanding
Basic	38,602	38,240
Diluted	40,930	40,659

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands)
(Unaudited)

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITES
Net income	$6,817	$5,646
Noncash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	735	589
Deferred income tax benefit	(323)	(341)
(Increase) decrease in assets:
Accounts receivable	(3,506)	(4,075)
Inventories	(3,320)	2,092
Prepaid expenses and other current assets	(940)	(520)
Income taxes receivable	885	1,008
Other non-current assets	(707)	(525)
Increase (decrease) in liabilities:
Accounts payable	3,814	4,153
Other accrued expenses	2,623	2,737
Other long-term liabilities	447	(230)
Net cash provided by operating activities	6,525	10,534

INVESTING ACTIVITIES
Capital expenditures	(163)	(989)
Net purchases of marketable securities	(2,319)	(1,819)
Net cash used for investing activities	(2,482)	(2,808)

FINANCING ACTIVITIES
Payment of dividends	(1,541)	(1,032)
Cash paid for common stock purchased and retired	(45)	(169)
Proceeds received upon exercise of stock options	89	164
Net cash used for financing activities	(1,497)	(1,037)

Net increase in cash and cash equivalents	2,546	6,689
Cash and cash equivalents at beginning of period	46,615	26,244
Cash and cash equivalents at end of period	$49,161	$32,933

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATIONS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

The Board of Directors, at its quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for every two common shares held of record on February 10, 2005. Accordingly, the par value of additional shares issued has been adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split were settled in cash. All share and per share data appearing throughout this Form 10-Q have been retroactively adjusted to reflect the impact of this stock split.

2.	EARNINGS PER SHARE

Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. A reconciliation of weighted shares outstanding is as follows:

MARINE PRODUCTS CORPORATIONS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Three months ended March 31,
	2005	2004
Basic	38,602	38,240
Dilutive effect of stock options and restricted shares	2,328	2,419
Diluted	40,930	40,659

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for  compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may  be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted

MARINE PRODUCTS CORPORATIONS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock beginning with the first period restated. SFAS No. 123R states that the requirement is to adopt the provisions in the first interim or annual period beginning after June 15, 2005. However, the Securities and Exchange Commission issued a new rule that allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company will implement the provisions of SFAS 123R in the first quarter of 2006 pursuant to this rule. The Company is currently evaluating the impact of applying the various provisions of SFAS 123R.

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

FASB Staff Position (“FSP”) No. 109-1, “Application of FAS 109 to Tax Deduction on Qualified Production Activities,” issued in December 2004 (“FSP 109-1”), provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”), to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act was enacted on October 22, 2004. FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. A special deduction is recognized under SFAS 109 as it is earned. Marine Products has completed a preliminary evaluation to determine applicability and potential impact, if any, regarding the applicability of FSP 109-1. The Company currently estimates that the provisions of FSP 109-1 will generate an after-tax benefit of approximately $600,000 during 2005.

MARINE PRODUCTS CORPORATIONS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

(in thousands)	Three months ended March 31,
	2005	2004
Net income as reported	$6,817	$5,646
Change in unrealized gain on marketable securities, net of taxes	(35)	33
Comprehensive income	$6,782	$5,679

5.	STOCK-BASED COMPENSATION

Marine Products accounts for its stock incentive plans using the intrinsic value method prescribed by Accounting Principles Board (”APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” If Marine Products had accounted for the stock incentive plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” reported net income per share would have been as follows:

(in thousands)	Three months ended March 31,
	2005	2004
Net income (as reported)	$6,817	$5,646
Add: Stock-based employee compensation cost, included in reported net income, net of related tax effect	167	17
Deduct: Stock-based employee compensation cost, computed using the fair value method for all awards, net of related tax effect	(257)	(98)
Pro forma net income	$6,727	$5,565

Earnings per share - as reported
Basic	$0.18	$0.15
Diluted	0.17	0.14
Earnings per share - Pro forma
Basic	$0.17	$0.15
Diluted	0.16	0.14

MARINE PRODUCTS CORPORATIONS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	WARRANTY COSTS

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the three months ended March 31, 2005 and 2004 was as follows:

(in thousands)	2005	2004
Balances at beginning of year	$3,796	$2,846
Less: Payments made during the period	(1,312)	(940)
Add: Warranty accruals during the period	1,102	934
Changes to warranty accruals issued in prior periods	147	125
Balances at March 31	$3,733	$2,965

The Company is also a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers. The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of March 31, 2005 the maximum repurchase obligation outstanding under these agreements, which expire in 2005 and 2006, totaled approximately $4,003,000. The Company records the estimated fair value of the guarantee; at March 31, 2005, this amount was immaterial.

MARINE PRODUCTS CORPORATIONS AND SUBSIDIARIES

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

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2005	December 31, 2004
Raw materials and supplies	$16,618	$12,768
Work in process	5,132	6,721
Finished goods	7,439	6,380
Total inventories	$29,189	$25,869

9.	INCOME TAXES

The Company determines its periodic income tax provision based upon the current period  income and the estimated annual effective tax rate for the Company. The rate is revised, if  necessary, as of the end of each successive interim period during the fiscal year to the  Company's best current estimate of its annual effective tax rate.

MARINE PRODUCTS CORPORATIONS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic defined benefit cost and related components for the Company’s pension plan.

(in thousands)	Three months ended March 31,
	2005	2004
Service cost	$-	$-
Interest cost	63	60
Expected return on plan assets	(71)	(58)
Amortization of:
Unrecognized net (gains) and losses	30	22
Net periodic benefit cost	$22	$24

During the quarter ended March 31, 2005, the Company contributed $300,000 to the pension plan. The Company does not currently expect to make any additional contribution to the defined benefit plan in 2005.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Marine Products Corporation, through our wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets. A majority of these dealers finance their inventory through third-party floorplan lenders, who pay Marine Products generally within seven to 10 days of delivery of the products to the dealers.

The discussion on business and financial strategies of the Company set forth under the heading Overview in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

In implementing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of its various models, and indications of near term demand such as consumer confidence, interest rates, fuel costs, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions. We also consider trends related to certain key financial and other data, including our market share, unit sales of our products, average selling price per unit, and gross profit margins, among others, as indicators of the success of our strategies. Marine Products' financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

In the first quarter of 2005, we returned to previous production levels and realized efficiencies after adjusting some of our manufacturing processes during the fourth quarter of 2004. This coupled with an approximate one percent price increase effective January 1, 2005 contributed to the improvement in gross profit margin percent compared to the fourth quarter of 2004 and the first quarter of 2004. At the end of the quarter, our unit backlog was lower than at this time last year due to higher production levels during the last several months. The unit backlog remains strong; comparable to the levels at year-end. Although the unit backlog is lower than the comparable period in 2004, our production levels are expected to remain at current levels through the 2005 model year, which ends during the second quarter of 2005. Our dealer inventories were higher than at the end of the first quarter of 2004, and were slightly higher than at the end of 2004, in order to support anticipated retail sales during the remainder of 2005 model year. While we are comfortable with the current unit back log, dealer inventories and production levels, we are closely monitoring these key indicators as well as macroeconomic indicators such as consumer confidence and interest rates.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
OUTLOOK

The discussion on the outlook for 2005 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant changes in the outlook for the remainder of 2005.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2005 and 2004 follow:

($ in thousands)	Three months ended March 31
	2005	2004

Total number of boats sold	2,049	1,843
Average gross selling price per boat	$35.9	$33.9
Net sales	$72,586	$61,830
Percentage of cost of goods sold to net sales	73.9%	74.6%
Gross profit margin percent	26.1%	25.4%
Percentage of selling, general and administrative expenses to net sales	12.2%	11.6%
Operating income	$10,101	$8,564
Warranty expense	$1,249	$1,059

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net sales for the three months ended March 31, 2005 increased $10.8 million or 17.4 percent compared to the comparable period in 2004. The increase in net sales was due to a 5.9 percent increase in the average selling price per boat and an 11.2 percent increase in the number of boats sold and an increase in parts and accessories sales. The increase in average selling price per boat was due to higher sales of larger SSi sportboats and Signature Cruisers, in addition to overall price increases that were implemented for the 2005 model year, which began in July 2004 and a one percent price increase that took effect in January 2005 to offset the higher cost of raw materials. The increase in unit sales was highlighted by enhanced sales of Sunesta deckboats and Robalo sport fishing boats.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended March 31, 2005 was $53.6 million compared to $46.1 million for the comparable period in 2004, an increase of $7.5 million or 16.3 percent. The increase in cost of goods sold was primarily due to increases in sales. Cost of goods sold, as a percentage of net sales, decreased slightly in 2005 compared to 2004, due to efficiencies realized with higher production volumes and a favorable model mix.

Selling, general and administrative expenses for the three months ended March 31, 2005 were $8.8 million compared to $7.2 million for the comparable period in 2004, an increase of $1.6 million or 23.6 percent. The increase in selling, general and administrative expenses was due to incremental costs that vary with sales and profitability, such as sales commissions, and other incentive compensation, warranty expense, as well as increased costs associated with public company compliance. Warranty expense was 1.7 percent of net sales for the three months ended March 31, 2005 and March 31, 2004.

Operating income for the three months ended March 31, 2005 increased $1.5 million or 17.9 percent compared to the comparable period in 2004. Operating income was higher due to higher gross profit, partially offset by higher selling, general and administrative expenses during the period, as discussed above.

Interest income was $0.3 million during the three months ended March 31, 2005 compared to $0.1 million for the comparable period in 2004, an increase of $0.2 million or 138.5 percent. This increase resulted primarily from higher average investable balances of cash and marketable securities in the first quarter of 2005 compared to the first quarter of 2004. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities.

Income tax provision for the three months ended March 31, 2005 reflects an effective tax rate of 34.4 percent, compared to 35.0 percent for the three months ended March 31, 2004. The decrease in rate reflects the effect of manufacturing deduction resulting from the American Jobs Creation Act of 2004. The income tax provision of $3.6 million was $0.6 million or 17.6 percent higher than the income tax provision of $3.0 million for the comparable period in 2004 as a result of higher operating income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth the historical cash flows for:

($ in thousands)	Three months ended March 31,
	2005	2004

Net cash provided by operating activities	$6,525	$10,534
Net cash used for investing activities	(2,482)	(2,808)
Net cash used for financing activities	$(1,497)	$(1,037)

Cash provided by operating activities for the three months ended March 31, 2005 decreased $4.0 million compared to the comparable period in 2004. Despite higher net income in the first quarter of 2005 compared to the comparable period in 2004, cash provided by operating activities decreased due to  increased working capital requirements, primarily inventories. This increase was primarily due to higher requirements for raw materials and supplies to support current production levels and to a lesser extent due to timing of delivery of finished goods.

Cash used for investing activities for the three months ended March 31, 2005 decreased $0.3 million compared to the comparable period in 2004, resulting from lower capital expenditures partially offset by higher investments in marketable securities in the first quarter of 2005 compared to the comparable period in the prior year.

Cash used for financing activities for the three months ended March 31, 2005 increased $0.5 million primarily due to an increase in dividend payments resulting from the 50 percent increase to $0.04 per share.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for the remainder of 2005. The Company believes that the liquidity will allow it the ability to continue to grow and provide the opportunity to take advantage of business opportunities that may arise.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. During the three months ended March 31, 2005, cash and cash equivalents increased by $2.5 million.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2005 will be approximately $6.0 million, of which $0.2 million has been spent through March 31, 2005.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company contributed $0.3 million to the multiple employer pension plan in the first quarter of 2005. The Company does not currently expect to make any additional contribution to this plan in 2005.

On January 25, 2005, the Board of Directors approved a 50 percent increase in the quarterly cash dividend, from $0.027 to $0.040. Based on the shares outstanding on March 31, 2005, the amount payable each quarter would be approximately $1.6 million. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 949,726 shares in the open market pursuant to a resolution in April 2001 by the Board of Directors and, as of March 31, 2005, can buy back 1,300,274 additional shares under the program. Details regarding the shares repurchased during the quarter have been disclosed in Part II, Item 2 of this document.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section titled Off Balance Sheet Arrangements for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to these Consolidated Financial Statements for a detail of activity in the warranty accrual account during the three months ended March 31, 2005 and 2004.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. As of March 31, 2005, the maximum repurchase obligation outstanding under these agreements which expire in 2005 and 2006 totaled approximately $4.0 million. The Company has recorded the estimated fair value of this guarantee; at March 31, 2005, this amount is immaterial and did not change from the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the three months ended March 31, 2005, the Company reimbursed RPC for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $158,000 compared to $145,000 for the comparable period in 2004.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

Recently, the Company has experienced an increase in certain raw material costs. The Company responded to this increase in raw materials costs by instituting price increases to its dealers effective January 1, 2005. We believe these price increases effectively offset the increased raw materials costs during the quarter ended March 31, 2005. If the prices of these raw materials begin to increase again, or the prices of other factors of production increase, Marine Products will attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact of increasing product prices on future sales.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to the Company's business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for continued growth, ability to effect future price increases, estimates regarding boat repurchase obligations, estimated pension contributions, the impact of SFAS 151, SFAS 123R, SFAS 153 and FSP 109-1 and the Company's beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the Company's performance in the future.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the following: Marine Products’ dependence on its network of independent boat dealers, which may affect its growth plans and net sales, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to continue to increase the production of the Robalo product line, realization of repurchase obligations under agreements with third-party dealer floor plan lenders, actual warranty claims being higher than estimated, the effects of the economy and inflation, on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2005, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of March 31, 2005, the Company’s investment portfolio, totaling approximately $8.6 million and comprised of United States Government, corporate and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Marine Products did not experience any material changes in market risk exposures or how those risks are managed during the first quarter of 2005, and currently expects no such changes through the end of the year.

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

As of the end of the period covered by this report, March 31, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting - Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcomes of such litigation will have a material adverse effect on the financial position or results of operations of Marine Products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Shares repurchased during the three months ended March 31, 2005 were as follows:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Month #1 January 1, 2005 to January 31, 2005	0		$0	0	1,300,274

Month #2 February 1, 2005 to February 28, 2005	15,171	(1)	$19.17	0	1,300,274

Month #3 March 1, 2005 to March 31, 2005	2,580	(2)	$17.46	0	1,300,274

Totals	17,751		$18.92	0	1,300,274

(1)
A total of 13,671 shares were tendered to the Company in payment for option exercises at an average price of $19.28 per share and 1,500 shares were purchased by a certain director for his own account at an average price of $18.15 per share.

(2)	All of the shares were tendered to the Company in payment for taxes related to the release of restricted shares.
(3)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market. A total of 949,726 shares have been repurchased through March 31, 2005. Currently the program does not have a predetermined expiration date.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits

Exhibit Number	Description

3.1	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

3.2	By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2004).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10 filed on February 13, 2001).

10.14	Summary of ‘at will’ compensation arrangements with the Executive Officers (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2005).

10.15	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2005).

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 6, 2005	Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 6, 2005	Ben M. Palmer Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)