Form 10-Q
period 2005-06-30
MARINE PRODUCTS CORP
filed 2005-08-05
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Registrant’s telephone number, including area code —(404) 321-7910

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     ☒ No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☒ No     ☐

As of July 25, 2005 Marine Products Corporation had 38,437,661 shares of common stock outstanding.

Marine Products Corporation.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$41,303	$46,615
Marketable securities	5,419	132
Accounts receivable, net	5,451	1,082
Inventories	31,741	25,869
Income taxes receivable	585	1,160
Deferred income taxes	3,109	3,006
Prepaid expenses and other current assets	1,302	876
Total current assets	88,910	78,740
Property, plant and equipment, net	17,730	18,362
Goodwill and other intangibles, net	3,758	3,778
Marketable securities	6,048	6,202
Other assets	4,371	2,652
Total assets	$120,817	$109,734

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$7,988	$6,224
Accrued expenses	14,654	10,527
Total current liabilities	22,642	16,751
Pension liabilities	4,094	2,977
Deferred income taxes	-	925
Other long-term liabilities	1,654	1,709
Total liabilities	28,390	22,362
Common stock	3,879	3,894
Capital in excess of par value	29,725	34,239
Retained earnings	63,732	52,042
Deferred compensation	(3,996)	(1,899)
Accumulated other comprehensive loss	(913)	(904)
Total stockholders' equity	92,427	87,372
Total liabilities and stockholders' equity	$120,817	$109,734

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales	$77,566	$64,775	$150,152	$126,605
Cost of goods sold	57,691	47,804	111,329	93,911
Gross profit	19,875	16,971	38,823	32,694
Selling, general and administrative expenses	9,031	7,496	17,878	14,655
Operating income	10,844	9,475	20,945	18,039
Interest income	412	114	703	236
Income before income taxes	11,256	9,589	21,648	18,275
Income tax provision	3,300	3,193	6,875	6,233
Net income	$7,956	$6,396	$14,773	$12,042

Earnings per share
Basic	$0.21	$0.17	$0.38	$0.31
Diluted	$0.20	$0.16	$0.36	$0.30

Dividends per share	$0.040	$0.027	$0.080	$0.054

Average shares outstanding
Basic	38,520	38,493	38,561	38,366
Diluted	40,631	40,823	40,797	40,708

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITES
Net income	$14,773	$12,042
Noncash charges (credits) to earnings:
Depreciation and amortization and other non-cash charges	1,509	1,232
Deferred income tax benefit	(1,024)	(217)
(Increase) decrease in assets:
Accounts receivable	(4,369)	(2,384)
Inventories	(5,872)	(3,037)
Prepaid expenses and other current assets	(426)	(82)
Income taxes receivable	575	251
Other non-current assets	(1,723)	(742)
Increase (decrease) in liabilities:
Accounts payable	1,764	4,792
Other accrued expenses	4,127	3,083
Other long-term liabilities	1,062	(76)
Net cash provided by operating activities	10,396	14,862

INVESTING ACTIVITIES
Capital expenditures	(489)	(1,435)
Net purchase of marketable securities	(5,142)	(973)
Net cash used for investing activities	(5,631)	(2,408)

FINANCING ACTIVITIES
Payment of dividends	(3,082)	(2,060)
Cash paid for common stock purchased and retired	(7,295)	(2,612)
Proceeds received upon exercise of stock options	300	759
Net cash used for financing activities	(10,077)	(3,913)

Net (decrease) increase in cash and cash equivalents	(5,312)	8,541
Cash and cash equivalents at beginning of period	46,615	26,244
Cash and cash equivalents at end of period	$41,303	$34,785

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. A reconciliation of weighted average shares outstanding is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic	38,520	38,493	38,561	38,366
Dilutive effect of stock options and restricted shares	2,111	2,330	2,236	2,342

Diluted	40,631	40,823	40,797	40,708

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may  be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. SFAS No. 123R states that the requirement is to adopt the provisions in the first interim or annual period beginning after June 15, 2005. However, the Securities and Exchange Commission issued a new rule that allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company will implement the provisions of SFAS 123R in the first quarter of 2006 pursuant to this rule. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of shared-based payments for public companies. The Company is currently evaluating the impact of applying the various provisions of SFAS 123R and SAB 107.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FASB Staff Position (“FSP”) No. 109-1, “Application of FAS 109 to Tax Deduction on Qualified Production Activities,” issued in December 2004 (“FSP 109-1”), provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”), to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act was enacted on October 22, 2004. FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. A special deduction is recognized under SFAS 109 as it is earned. Marine Products has completed a preliminary evaluation to determine applicability and potential impact, if any, regarding the applicability of FSP 109-1. The Company currently estimates that the provisions of FSP 109-1 will generate an after-tax benefit of approximately $500,000 during 2005.

In March 2005, the FASB issued FIN 47,  “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and therefore is required to be adopted by the Company in the fiscal year ended December 31, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2005, the FASB has issued FASB Statement No. 154,  “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3,  “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect SFAS 154 to have a material impact.

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$7,956	$6,396	$14,773	$12,042
Change in unrealized gain (loss) on marketable securities, net of taxes	26	(74)	(9)	(41)
Comprehensive income	$7,982	$6,322	$14,764	$12,001

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004

Net income - as reported	$7,956	$6,396	$14,773	$12,042

Add: Stock-based employee compensation cost, included in reported net income, net of related tax effect	125	45	228	62

Deduct: Stock-based employee compensation cost, computed using the fair value method for all awards, net of related tax effect	(215)	(127)	(408)	(225)

Pro forma net income	$7,866	$6,314	$14,593	$11,879

Earnings per share - as reported
Basic	$0.21	$0.17	$0.38	$0.31
Diluted	$0.20	$0.16	$0.36	$0.30

Earnings per share - Pro forma
Basic	$0.20	$0.16	$0.38	$0.31
Diluted	$0.19	$0.15	$0.36	$0.29

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs
The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the warranty accruals for the six months ended June 30, 2005 and 2004 is as follows:

(in thousands)	2005	2004
Balances at beginning of year	$3,796	$2,846
Less: Payments made during the period	2,223	1,957
Add: Warranty accruals during the period	2,553	2,005
Changes to warranty accruals issued in prior periods	7	254
Balances at June 30	$4,133	$3,148

Repurchase Obligations
The Company is also a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers. The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of June 30, 2005 the maximum repurchase obligation outstanding under these agreements, which expire in 2005 and 2006, totaled approximately $3,600,000. The Company records the estimated fair value of the guarantee; at June 30, 2005, this amount was immaterial.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS No. 131 are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2005	December 31, 2004
Raw materials and supplies	$20,411	$12,768
Work in process	5,917	6,721
Finished goods	5,413	6,380
Total inventories	$31,741	$25,869

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

The Company determines its periodic income tax provision based upon the current period  income and the estimated annual effective tax rate for the Company. The rate is revised, if  necessary, as of the end of each successive interim period during the fiscal year to the  Company's best current estimate of its annual effective tax rate.

During the second quarter of 2005, the Company recorded $376,000 in tax benefits resulting from amendments to certain prior year tax returns.

10.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components for the Company’s multiple employer retirement income plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$-	$-	$-	$-
Interest cost	63	60	126	120
Expected return on plan assets	(71)	(58)	(142)	(116)
Amortization of: Unrecognized net (gains) and losses	30	22	60	44
Net periodic benefit cost	$22	$24	$44	$48

During the quarter ended March 31, 2005, the Company contributed $300,000 to the multiple employer pension plan. The Company does not currently expect to make any additional contribution to this plan in 2005.

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

In the second quarter of 2005, our production levels were comparable to the levels during the first quarter of 2005. In spite of these high production levels and an approximate one percent price increase effective January 1, 2005, however, gross profit margin as a percentage declined by approximately one-half of one percent of net sales compared to the first quarter of 2005, and approximately six-tenths of one percent of net sales compared to the second quarter of 2004. This decline was due to dealer incentives primarily related to model mix and retail promotional programs. At the end of the quarter, our unit backlog was lower than at this time last year due to higher production levels during the first six months of 2005. However, it is the same as at the end of 2004. Our dealer inventories were higher than at the end of the second quarter of 2004, but lower than at the end of 2004. As we plan for the 2006 model year, which began on July 1, 2005, we continue to monitor and assess dealer inventories, order back log, and other indications of demand, and will adjust our production levels in order to maintain an appropriate level of dealer inventories and backlog.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2005 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant changes in the outlook for the remainder of 2005.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2005 and 2004 follow:

($ in thousands)	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Total number of boats sold	2,083	1,899	4,132	3,744
Average gross selling price per boat	$37.3	$34.3	$36.6	$34.1
Net sales	$77,566	$64,775	$150,152	$126,605
Percentage of cost of goods sold to net sales	74.4%	73.8%	74.1%	74.2%
Gross profit margin percent	25.6%	26.2%	25.9%	25.8%
Percentage of selling, general and administrative expense to net sales	11.6%	11.6%	11.9%	11.6%
Operating income	$10,844	$9,475	$20,945	$18,039
Warranty expense	$1,304	$1,102	$2,558	$2,161

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net sales for the three months ended June 30, 2005 increased $12.8 million or 19.7 percent compared to the comparable period in 2004. The increase in net sales was due to a 9.7 percent increase in the number of boats sold and a 8.7 percent increase in the average selling price per boat, and an increase in parts and accessories sales. The increase in unit sales resulted from higher sales of SSi sportboats, Robalo sport fishing boats and Signature Cruisers. The increase in average selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2005 model year, which began in July 2004, and an additional price increase of approximately one percent that took effect in January 2005 to offset the higher cost of raw materials.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended June 30, 2005 was $57.7 million compared to $47.8 million for the comparable period in 2004, an increase of $9.9 million or 20.7 percent. The increase in cost of goods sold was primarily due to increases in sales. Cost of goods sold, as a percentage of net sales, increased due to dealer incentives primarily due to model mix and retail promotional programs. This increase was partially offset due to efficiencies gained from higher production levels.

Selling, general and administrative expenses for the three months ended June 30, 2005 were $9.0 million compared to $7.5 million for the comparable period in 2004, an increase of $1.5 million or 20.5 percent. The increase in selling, general and administrative expenses was primarily due to incremental costs that vary with sales and profitability, such as incentive compensation and warranty expense, as well as public company compliance costs associated with listing the company shares for trading on the New York Stock Exchange. Warranty expense was 1.6 percent of net sales for the three months ended June 30, 2005 and 1.6 percent of net sales for the three months ended June 30, 2004.

Operating income for the three months ended June 30, 2005 increased $1.3 million or 14.4 percent compared to the comparable period in 2004. Operating income was higher due to higher gross profit, partially offset by higher selling, general and administrative expenses during the period, as discussed above.

Interest income was $0.4 million during the three months ended June 30, 2005 compared to $0.1 million for the comparable period in 2004, an increase of $0.2 million or 261.4 percent. This increase resulted primarily from higher returns during the period on the overnight and marketable securities in which Marine Products invests its available cash balances compared to the first quarter of 2004. The higher interest income during the quarter also resulted from increased balances of investable cash during the period compared to the second quarter of 2004.

Income tax provision for the three months ended June 30, 2005 reflects an effective tax rate of 29.3 percent, compared to 33.3 percent for the three months ended June 30, 2004. The decrease in the effective tax rate reflects tax benefits realized resulting from amendments of certain tax returns. The income tax provision of $3.3 million was $0.1 million or 3.1 percent higher than the income tax provision of $3.2 million for the comparable period in 2004 as a result of higher operating and interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net sales for the six months ended June 30, 2005 increased $23.5 million or 18.6 percent compared to the comparable period in 2004. The increase in net sales was due to a 10.4 percent increase in the number of boats sold and a 7.3 percent increase in the average selling price per boat, and an increase in parts and accessories sales. The increase in unit sales was principally due to increased sales of SSi sportboats and Robalo sport fishing boats, although all product lines experienced higher unit sales. The increase in average selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2005 model year, which began in July 2004, and an additional price increase of approximately one percent that took effect in January 2005 to offset the higher cost of raw materials.

Cost of goods sold for the six months ended June 30, 2005 was $111.3 million compared to $93.9 million for the comparable period in 2004, an increase of $17.4 million or 18.5 percent. The increase in cost of goods sold was primarily due to increases in sales. Cost of goods sold, as a percentage of net sales, was slightly lower in 2005 than the comparable period in 2004, principally due to production efficiencies because of higher production volumes, but also because of higher average selling prices due to model mix and the price increases discussed above. These factors were offset by higher raw materials costs, and increased dealer incentives.

Selling, general and administrative expenses for the six months ended June 30, 2005 were $17.9 million compared to $14.7 million for the comparable period in 2004, an increase of $3.2 million or 22.0 percent. The increase in selling, general and administrative expenses was primarily due to incremental costs that vary with sales and profitability, such as incentive compensation and warranty expense, as well as higher public company compliance costs associated with listing the company shares for trading on the New York Stock Exchange, which took place in the second quarter of 2005. Warranty expense was 1.7 percent of net sales for both the six months ended June 30, 2005 and the comparable prior year period.

Operating income for the three months ended June 30, 2005 increased $2.9 million or 16.1 percent compared to the comparable period in 2004. Operating income was higher due to higher gross profit, partially offset by higher selling, general and administrative expenses during the period, as discussed above.

Interest income was $0.7 million during the six months ended June 30, 2005 compared to $0.2 million for the comparable period in 2004, an increase of $0.5 million or 197.9 percent. This increase resulted primarily from higher returns during the period on the overnight and marketable securities in which Marine Products invests its available cash balances compared to the comparable period in 2004. The higher interest income during 2005 also resulted from increased balances of investable cash during the period compared to the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Income tax provision for the six months ended June 30, 2005 reflects an effective tax rate of 31.8 percent, compared to 34.1 percent for the six months ended June 30, 2004. The decrease in the effective tax rate reflects the effect of manufacturing deduction resulting from the American Jobs Creation Act of 2004, and tax benefits realized in connection with tax return amendments. The income tax provision of $6.9 million was $0.7 million or 11.3 percent higher than the income tax provision of $6.2 million for the comparable period in 2004. This increase was the result of higher operating and interest income, partially offset by the factors discussed above.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth the historical cash flows for:

(in thousands)	Six months ended June 30,
	2005	2004

Net cash provided by operating activities	$10,396	$14,862
Net cash used for investing activities	(5,631)	(2,408)
Net cash used for financing activities	$(10,077)	$(3,913)

Cash provided by operating activities for the six months ended June 30, 2005 decreased approximately $4.5 million compared to the comparable period in 2004. Despite higher net income in the second quarter of 2005 compared to the comparable period in 2004, cash provided by operating activities decreased due to higher working capital, primarily increased accounts receivable due to timing of payments, and higher inventories. The increase in inventories was primarily due to higher requirements for raw materials and supplies to support higher production levels and the purchase of several manufacturing components in advance to avoid price increases.

Cash used for investing activities for the six months ended June 30, 2005 increased approximately $3.2 million compared to the comparable period in 2004, resulting from purchases of non-current marketable securities partially offset by lower capital expenditures.

Cash used for financing activities for the six months ended June 30, 2005 increased approximately $6.2 million primarily due to the repurchase of shares on the open market coupled with an increase in the dividends declared.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for the next twelve months. The Company believes that the liquidity will allow it the ability to continue to grow and provide the opportunity to take advantage of business opportunities that may arise.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2005 will be approximately $6.0 million, of which $0.5 million has been spent through June 30, 2005.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company contributed $0.3 million to the multiple employer pension plan in the first quarter of 2005. The Company does not currently expect to make any additional contribution to this plan in 2005.

The Company has purchased a total of 1,448,204 shares in the open market pursuant to an April 2001 resolution of the Board of Directors and, as of June 30, 2005, can buy back 801,796 additional shares under the program. Details regarding the shares repurchased during the second quarter of 2005 have been disclosed in Part II, Item 2 of this document.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section titled Off Balance Sheet Arrangements for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2005 and 2004.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. As of June 30, 2005, the maximum repurchase obligation outstanding under these agreements which expire in 2005 and 2006 totaled approximately $3.6 million. The Company has recorded the estimated fair value of this guarantee; at June 30, 2005, this amount is immaterial and did not change from the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the six months ended June 30, 2005, the Company reimbursed RPC for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $301,000 compared to $281,000 for the comparable period in 2004.

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

INFLATION

Recently, the Company has experienced an increase in certain raw material costs. The Company responded to this increase in raw materials costs by instituting price increases to its dealers effective January 1, 2005. We believe these price increases effectively offset the increased raw materials costs during the quarter ended June 30, 2005. If the prices of these raw materials begin to increase again, or the prices of other factors of production increase, Marine Products will attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact of increasing product prices on future sales.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to the Company's business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for continued growth, ability to effect future price increases, estimates regarding boat repurchase obligations, estimated pension contributions, the impact of SFAS 151, SFAS 123R, SFAS 153 and FSP 109-1, FIN 47, SFAS 154 and the Company's beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the Company's performance in the future.

The words “may,”“should,”“will,”“expect,”“believe,”“anticipate,”“intend,”“plan,”“believe,”“seek,”“project,”“estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the following: Marine Products’ dependence on its network of independent boat dealers, which may affect its growth plans and net sales, weather conditions, personal injury or property damage claims, inability to obtain adequate raw materials, inability to continue to increase the production of the Robalo product line, realization of repurchase obligations under agreements with third-party dealer floor plan lenders, actual warranty claims being higher than estimated, the effects of the economy and inflation, on the demand for power boats, competitive nature of the recreational boat industry, inability to complete acquisitions, loss of key personnel, or ability to attract and retain qualified personnel.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2005, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of June 30, 2005, the Company’s investment portfolio, totaling approximately $11.5 million and comprised of United States Government, corporate and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Marine Products has not experienced any material changes in market risk exposures or how those risks are managed since the end of fiscal year 2004, and currently expects no such changes through the end of the year.

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

As of the end of the period covered by this report, June 30, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Marine Products and all Affiliated Purchasers during the three months ended June 30, 2005 were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 April 1, 2005 to April 30, 2005	52,276	$14.48	52,276	1,247,998

Month #2 May 1, 2005 to May 31, 2005	170,560	$14.33	170,560	1,077,438

Month #3 June 1, 2005 to June 30, 2005	275,642	$14.69	275,642	801,796

Totals	498,478	$14.54	498,478	801,796
(1)

The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market. A total of 1,448,204 shares have been repurchased through June 30, 2005. Currently the program does not have a predetermined expiration date.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 26, 2005. At the meeting, the stockholders voted to: (i) re-elect three Class I directors to the Board of Directors for the terms expiring in 2008; and (ii) amend the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock to 75,000,000 shares.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Against	Broker Non Votes	Withheld	Abstain
Re-election of R. Randall Rollins	33,455,497	n/a	0	1,558,732	-
Re-election of Henry B. Tippie	34,698,226	n/a	0	316,003	-
Re-election of James B. Williams	34,698,095	n/a	0	316,134	-
Amendment of Certificate of Incorporation	34,944,004	67,351	0	n/a	2,874

Messrs. Wilton Looney, Gary W. Rollins, James A. Lane, Jr., Richard A. Hubbell, Bill J. Dismuke and Ms. Linda H. Graham were not up for re-election and have continued as directors.

ITEM 5. OTHER INFORMATION

None

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 6. Exhibits

Exhibit Number	Description

3.1(a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

3.1 (b)
Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 9, 2005.

3.2	By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2004).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: August 5, 2005	Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 5, 2005	Ben M. Palmer Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)