Form 10-Q
period 2005-09-30
MARINE PRODUCTS CORP
filed 2005-11-04
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes ☒   No   ☐

As of October 25, 2005 Marine Products Corporation had 37,780,814 shares of common stock outstanding.

Marine Products Corporation.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$35,389	$46,615
Marketable securities	217	132
Accounts receivable, net	6,120	1,082
Inventories	32,431	25,869
Income taxes receivable	634	1,160
Deferred income taxes	3,238	3,006
Prepaid expenses and other current assets	1,390	876
Total current assets	79,419	78,740
Property, plant and equipment, net	17,340	18,362
Goodwill and other intangibles, net	3,748	3,778
Marketable securities	5,806	6,202
Deferred income taxes	866	-
Other assets	4,150	2,652
Total assets	$111,329	$109,734

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$8,549	$6,224
Accrued expenses	10,762	10,527
Total current liabilities	19,311	16,751
Pension liabilities	4,339	2,977
Deferred income taxes	-	925
Other long-term liabilities	1,604	1,709
Total liabilities	25,254	22,362
Common stock	3,781	3,894
Capital in excess of par value	17,522	34,239
Retained earnings	69,490	52,042
Deferred compensation	(3,795)	(1,899)
Accumulated other comprehensive loss	(923)	(904)
Total stockholders' equity	86,075	87,372
Total liabilities and stockholders' equity	$111,329	$109,734

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net sales	$65,032	$63,129	$215,184	$189,734
Cost of goods sold	47,887	46,012	159,216	139,923
Gross profit	17,145	17,117	55,968	49,811
Selling, general and administrative expenses	7,825	7,475	25,703	22,130
Operating income	9,320	9,642	30,265	27,681
Interest income	350	139	1,053	375
Income before income taxes	9,670	9,781	31,318	28,056
Income tax provision	2,405	3,537	9,280	9,770
Net income	$7,265	$6,244	$22,038	$18,286

Earnings per share
Basic	$0.19	$0.16	$0.58	$0.48
Diluted	$0.18	$0.15	$0.54	$0.45

Dividends per share	$0.040	$0.027	$0.120	$0.081

Average shares outstanding
Basic	37,756	38,549	38,293	38,427
Diluted	39,757	40,803	40,459	40,748

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITES
Net income	$22,038	$18,286
Noncash charges (credits) to earnings:
Depreciation and amortization and other non-cash charges	2,266	1,921
Deferred income tax benefit	(1,147)	(562)
(Increase) decrease in assets:
Accounts receivable	(5,038)	(792)
Inventories	(6,562)	(4,138)
Prepaid expenses and other current assets	(514)	(358)
Income taxes receivable	418	1,002
Other non-current assets	(2,364)	(979)
Increase (decrease) in liabilities:
Accounts payable	2,325	5,094
Other accrued expenses	235	532
Other long-term liabilities	1,257	225
Net cash provided by operating activities	12,914	20,231

INVESTING ACTIVITIES
Capital expenditures	(645)	(2,146)
Net sales (purchases) of marketable securities	283	(3,774)
Net cash used for investing activities	(362)	(5,920)

FINANCING ACTIVITIES
Payment of dividends	(4,590)	(3,086)
Cash paid for common stock purchased and retired	(19,514)	(3,544)
Proceeds received upon exercise of stock options	326	832
Net cash used for financing activities	(23,778)	(5,798)

Net (decrease) increase in cash and cash equivalents	(11,226)	8,513
Cash and cash equivalents at beginning of period	46,615	26,244
Cash and cash equivalents at end of period	$35,389	$34,757

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Board of Directors at their quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for every two common shares held of record as of February 10, 2005. Accordingly, the par value of additional shares issued has been adjusted between common stock and capital in excess of par value, and fractional shares resulting from the split were settled in cash. All share and per share data appearing throughout this Form 10-Q have been retroactively adjusted to reflect the impact of this stock split.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Net income	$7,265	$6,244	$22,038	$18,286
(numerator for basic and diluted earnings per share)
Shares (denominator):	37,756	38,549	38,293	38,427
Weighted average shares outstanding
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	2,001	2,254	2,166	2,321
Adjusted weighted average shares outstanding	39,757	40,803	40,459	40,748
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.19	$0.16	$0.58	$0.48
Diluted	$0.18	$0.15	$0.54	$0.45

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 with earlier application permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date of issuance. The provisions are to be applied prospectively. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated results of operations and financial condition.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and therefore is required to be adopted by the Company in the fiscal year ended December 31, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB has issued FASB Statement No. 154, "Accounting Changes and Error Corrections" (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Among other changes, SFAS 154 requires that a voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect SFAS 154 to have a material impact.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

(in thousands)	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Net income as reported	$7,265	$6,244	$22,038	$18,286
Change in unrealized gain (loss) on marketable securities, net of taxes	(45)	35	(19)	(6)
Comprehensive income	$7,220	$6,279	$22,019	$18,280

5.	STOCK-BASED COMPENSATION

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004

Net income - as reported	$7,265	$6,244	$22,038	$18,286
Add: Stock-based employee compensation cost, included in reported net income, net of related tax effect
	173	65	401	127
Deduct: Stock-based employee compensation cost, computed using the fair value method for all awards, net of related tax effect	(263)	(149)	(671)	(374)
Pro forma net income	$7,175	$6,160	$21,768	$18,039

Earnings per share - as reported
Basic	$0.19	$0.16	$0.58	$0.48
Diluted	$0.18	$0.15	$0.54	$0.45

Earnings per share - Pro forma
Basic	$0.19	$0.16	$0.57	$0.47
Diluted	$0.18	$0.15	$0.54	$0.44

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs
The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the nine months ended September 30, 2005 and 2004 is as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2005	2004
Balances at beginning of year	$3,796	$2,846
Less: Payments made during the period	(3,510)	(2,977)
Add: Warranty accruals during the period	3,492	2,852
Changes to warranty accruals issued in prior periods	154	380
Balances at September 30	$3,932	$3,101

Repurchase Obligations
The Company is also a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers. The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. The maximum contractual obligation under these agreements is $3.6 million and as of September 30, 2005 the amount outstanding under these agreements, which expire in 2005 and 2006, totaled approximately $3.3 million. The Company records the estimated fair value of the guarantee; at September 30, 2005, this amount was immaterial.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS No. 131 are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2005	December 31, 2004
Raw materials and supplies	$16,887	$12,768
Work in process	8,098	6,721
Finished goods	7,446	6,380
Total inventories	$32,431	$25,869

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

During the third quarter of 2005, the Company recorded a reduction of $490,000 in the tax provision resulting from tax planning strategies that were established during 2005 and reflected in the 2004 tax returns which were filed during the quarter.

10.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$-	$-	$-	$-
Interest cost	95	60	189	180
Expected return on plan assets	(107)	(57)	(213)	(173)
Amortization of:
Unrecognized net (gains) and losses	45	20	90	64
Net periodic benefit cost	$33	$23	$66	$71

During the quarter ended March 31, 2005, the Company contributed $300,000 to the multiple employer pension plan. The Company does not currently expect to make any additional contribution to this plan in 2005.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Marine Products Corporation, through our wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets. A majority of these dealers finance their inventory through third-party floorplan lenders, who pay Marine Products generally within seven to 10 days after delivery of the products to the dealers.

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

In the third quarter of 2005, our production levels were slightly lower than the levels during the first two quarters of 2005. Gross profit margin as a percentage of net sales decreased approximately seven-tenths of one percent compared to the third quarter of 2004. This decline was primarily due to higher raw material costs, primarily petroleum based products such as resin and foam, and higher component costs such as engines. At the end of the quarter, our unit backlog was lower than at this time last year due to higher production levels over the last couple of quarters and higher dealer inventories.

Beginning October 2005, the Company reduced its production volumes due to near term retail demand uncertainties caused by declining consumer confidence, high fuel prices and the recent hurricanes. The impact on results due to the production decrease will be partially offset by an increase in average selling prices due to the change in model mix to more of the larger models based on dealer orders. The production decrease is concentrated in the smaller Chaparral sportboats and selected deck boat models, which tend to generate lower margins. In addition, the Company is undertaking other cost reduction measures.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2005 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

In addition, the Company is reducing its production levels as discussed above. The Company closely monitors its dealer inventories and believes that it is better to possibly forgo future sales opportunities due to less than optimal levels of inventory rather than risk selling excessive inventory into the dealer network. The winter boat show season begins in late December and the Company will be closely monitoring consumer traffic and orders relative to inventory levels and may re-assess production volumes and model mix.

The Company had an enthusiastic dealer meeting in September with the highest attendance in its history and positive response towards the nine new models that are being offered for the 2006 model year. The Company is also monitoring indications of demand as boat owners whose boats were destroyed in Hurricanes Katrina, Rita and Wilma may file insurance claims and purchase replacement boats in the future.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2005 and 2004 follow:

($ in thousands)	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Total number of boats sold	1,771	1,804	5,903	5,546
Average gross selling price per boat	$36.3	$35.2	$36.5	$34.5
Net sales	$65,032	$63,129	$215,184	$189,734
Percentage of cost of goods sold to net sales	73.6%	72.9%	74.0%	73.7%
Gross profit margin percent	26.4%	27.1%	26.0%	26.3%
Percentage of selling, general and administrative expense to net sales	12.0%	11.8%	11.9%	11.7%
Operating income	$9,320	$9,642	$30,265	$27,681
Warranty expense	$1,087	$1,073	$3,646	$3,232

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net sales for the three months ended September 30, 2005 increased $1.9 million or 3.0 percent compared to the comparable period in 2004. The increase in net sales was due to a 3.1 percent increase in average gross selling price per boat and an increase in parts and accessories sales partially offset by a slight decrease in the number of boats sold. The increase in average selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2006 model year, which began in July 2005, as well as a price increase of approximately one percent that took effect in January 2005 to offset the higher cost of materials.

Cost of goods sold for the three months ended September 30, 2005 was $47.9 million compared to $46.0 million for the comparable period in 2004, an increase of $1.9 million or 4.1 percent. The increase in cost of goods sold was primarily due to increases in sales. Cost of goods sold, as a percentage of net sales, increased primarily due to increases in the cost of certain materials and components.

Selling, general and administrative expenses for the three months ended September 30, 2005 were $7.8 million compared to $7.5 million for the comparable period in 2004, an increase of $0.3 million or 4 percent. The increase in selling, general and administrative expenses was primarily due to public company compliance costs. Warranty expense was 1.7 percent of net sales for the three months ended September 30, 2005 and 2004.

Operating income for the three months ended September 30, 2005 decreased $0.3 million or 3.3 percent compared to the comparable period in 2004. Operating income was lower due to higher cost of goods sold together with higher selling, general and administrative expenses during the period, as discussed above.

Interest income was $0.4 million during the three months ended September 30, 2005 compared to $0.1 million for the comparable period in 2004, an increase of $0.3 million. This increase resulted primarily from higher returns on our short term maturities due to rising interest rates during the period on the overnight and marketable securities in which Marine Products invests its available cash balances compared to the third quarter of 2004. The higher interest income during the quarter also resulted from increased balances of investable cash during the period compared to the third quarter of 2004.

Income tax provision for the three months ended September 30, 2005 reflects an effective tax rate of 24.9 percent, compared to 36.2 percent for the three months ended September 30, 2004. The income tax provision of $2.4 million was $1.1 million or 31.4 percent lower than the income tax provision of $3.5 million for the comparable period in 2004. The decrease in effective tax rate is due to the effect of the new manufacturing deduction created by the American Jobs Creation Act of 2004 and certain tax planning strategies implemented during 2005. The decrease was also attributable to a reduction of $490,000 in the tax provision resulting from the effect of these strategies reflected in the 2004 tax returns filed during the quarter.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net sales for the nine months ended September 30, 2005 increased $25.5 million or 13.4 percent compared to the comparable period in 2004. The increase in net sales was due to a 6.4 percent increase in the number of boats sold and a 5.8 percent increase in the average gross selling price per boat, and an increase in parts and accessories sales. The increase in unit sales was primarily due to increased sales of SSi sportboats and Robalo sport fishing boats, although all product lines experienced higher unit sales. The increase in average selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2006 model year, which began in July 2005, as well as a price increase of approximately one percent that took effect in January 2005 to offset the higher cost of materials.

Cost of goods sold for the nine months ended September 30, 2005 was $159.2 million compared to $139.9 million for the comparable period in 2004, an increase of $19.3 million or 13.8 percent. The increase in cost of goods sold was primarily due to increases in sales. Cost of goods sold, as a percentage of net sales, was slightly lower in 2005 than the comparable period in 2004, primarily due to production efficiencies because of higher production volumes, but also because of higher average selling prices due to a favorable model mix and the price increases discussed above. These factors were offset by higher materials and component costs.

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $25.7 million compared to $22.1 million for the comparable period in 2004, an increase of $3.6 million or 16.3 percent. The increase in selling, general and administrative expenses was primarily due to incremental costs that vary with sales and profitability, such as incentive compensation and warranty expense, as well as higher public company compliance costs including costs associated with listing the company shares for trading on the New York Stock Exchange, which took place in the second quarter of 2005. Warranty expense was 1.7 percent of net sales for both the nine months ended September 30, 2005 and the comparable prior year period.

Operating income for the nine months ended September 30, 2005 increased $2.6 million or 9.3 percent compared to the comparable period in 2004. Operating income was higher due to higher gross profit, partially offset by higher selling, general and administrative expenses during the period, as discussed above.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Interest income was $1.1 million during the nine months ended September 30, 2005 compared to $0.4 million for the comparable period in 2004, an increase of $0.7 million or 175 percent. This increase resulted primarily from higher returns during the period on the overnight and marketable securities in which Marine Products invests its available cash balances compared to the comparable period in 2004. The higher interest income during 2005 also resulted from increased balances of investable cash and higher yields during the period compared to the prior year.

Income tax provision for the nine months ended September 30, 2005 reflects an effective tax rate of 29.6 percent, compared to 34.8 percent for the nine months ended September 30, 2004. The decrease in effective tax rate is due to the effect of the new manufacturing deduction created by the American Jobs Creation Act of 2004 and certain tax planning strategies implemented during 2005. The decrease was also attributable to certain reductions in the tax provision resulting from the effect of these strategies reflected on prior year returns filed during 2005. The income tax provision of $9.3 million was $0.5 million or 5.0 percent lower than the income tax provision of $9.8 million for the comparable period in 2004. This decrease was the result of lower operating income partially offset by higher interest income and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth the historical cash flows for:

(in thousands)	Nine months ended September 30,
	2005	2004

Net cash provided by operating activities	$12,914	$20,231
Net cash used for investing activities	(362)	(5,920)
Net cash used for financing activities	$(23,778)	$(5,798)

Cash provided by operating activities for the nine months ended September 30, 2005 decreased approximately $7.3 million compared to the comparable period in 2004. Despite higher net income in the first nine months of 2005 compared to the comparable period in 2004, cash provided by operating activities decreased due to higher working capital, primarily increased accounts receivable due to timing of payments, and higher inventories. The increase in inventories was primarily due to delays in shipments to certain dealers affected by the recent hurricanes and due to higher requirements for raw materials and supplies and unusually low inventories in the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash used for investing activities for the nine months ended September 30, 2005 decreased approximately $5.6 million compared to the comparable period in 2004, resulting from sale of non-current marketable securities together with lower capital expenditure requirements.

Cash used for financing activities for the nine months ended September 30, 2005 increased approximately $18.0 million primarily due to the repurchase of shares on the open market coupled with an increase in common stock dividends.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for the next twelve months. The Company believes that the liquidity will allow it the ability to fund any growth and provide the opportunity to take advantage of business opportunities that may arise.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash Requirements

The Company currently expects that capital expenditures during 2005 will be approximately $1.0 million, of which $0.6 million has been spent through September 30, 2005.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company contributed $0.3 million to the multiple employer pension plan in the first quarter of 2005. The Company does not currently expect to make any additional contribution to this plan in 2005.

On January 25, 2005, the Board of Directors approved a 500 percent increase in the quarterly cash dividend per common share, from $0.027 to $0.040. Based on the shares outstanding on September 30, 2005, the aggregate annual amount would be approximately $6.0 million of which $4.6 million was paid as of September 30, 2005. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 2,433,903 shares in the open market pursuant to an April 2001 resolution of the Board of Directors that authorized the repurchase of up to 2,250,000 shares and a resolution in September 2005 that authorized the repurchase of an additional 3,000,000 shares. As of September 30, 2005, the Company can buy back 2,816,097 additional shares under these programs. Details regarding the shares repurchased during the third quarter of 2005 have been disclosed in Part II, Item 2 of this document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company has an immaterial amount of obligations and commitments that require future payments. See the section titled Off Balance Sheet Arrangements for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the nine months ended September 30, 2005 and 2004.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats capped at the lender level. The maximum contractual obligation to the lenders under these agreements is $3.6 million and as of September 30, 2005 the amount outstanding under these agreements, which expire in 2005 and 2006, totaled approximately $3.3 million. The Company has recorded the estimated fair value of this guarantee; at September 30, 2005, this amount is immaterial and did not change from the prior year.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company reimbursed RPC for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.4 million in the nine months ended September 30, 2005 and approximately $0.4 million in the nine months ended September 30, 2004.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

INFLATION

Recently, the Company has experienced an increase in certain material and component costs. The Company responded to this increase in costs by instituting price increases to its dealers effective January 1, 2005, and instituting an additional price increase for the 2006 model year which began on July 1, 2005. These price increases did not fully absorb the increased material costs for the quarter ended September 30, 2005 and therefore negatively impacted the gross margin percent. We anticipate, with continued high commodity prices, energy prices and petroleum based products that the price of materials will continue to increase. If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing product prices.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include without limitation, statements that relate to the Company’s business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for continued growth, ability to effect future price increases, estimates regarding boat repurchase obligations, estimated pension contributions, the impact of SFAS 151, SFAS 123R, SAB 107, SFAS 153, FSP 109-1, FIN 47 and SFAS 154 and the Company's beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the Company's performance in the future. The words "may," "should,"  "will," "expect," "believe," "anticipate," "intend," "plan," "believe," "seek," "project," "estimate," and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the following:  possible decreases in the level of consumer confidence impacting discretionary spending, the possibility that boat owners will not buy replacement boats as expected, increased interest rates, continued increases in fuel prices, the Company's inability to offset anticipated production decreases with increased average selling prices and cost reductions, changes in consumer preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, and competition from other boat manufacturers and dealers. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ending December 31, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2005, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of September 30, 2005, the Company’s investment portfolio, totaling approximately $41.4 million and comprised of United States Government, corporate and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Marine Products has not experienced any material changes in market risk exposures or how those risks are managed since the end of fiscal year 2004, and currently expects no such changes through the end of the year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

As of the end of the period covered by this report, September 30, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Marine Products during the three months ended September 30, 2005 were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 July 1, 2005 to July 31, 2005	355,636	$13.59	355,636	446,160

Month #2 August 1, 2005 to August 31, 2005	152,572	$14.39	152,572	293,588

Month #3 September 1, 2005 to September 30, 2005	479,553 (2)	$10.82	477,491	2,816,097(1)

Totals	987,761	$12.37	985,699	2,816,097

(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. A total of 2,433,903 shares have been repurchased through September 30, 2005. The programs do not have predetermined expiration dates.

(2)	Includes 2,062 shares tendered at an average price of $10.90 for withholding taxes related to the release of restricted shares.

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

3.1 (b)
Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 9, 2005).

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: November 4, 2005	Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 4, 2005	Ben M. Palmer Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)