Form 10-K
period 2005-12-31
MARINE PRODUCTS CORP
filed 2006-03-13
CIK 1129155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION

Delaware (State of Incorporation)	58-2572419 (I.R.S. Employer Identification No.)

2170 PIEDMONT ROAD, NE
ATLANTA, GEORGIA 30324
(404) 321-7910

Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, $0.10 PAR VALUE	Name of each exchange on which registered NEW YORK STOCK EXCHANGE

Securities registered pursuant to section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer [   ]  Accelerated filer [X] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of Marine Products Corporation Common Stock held by non-affiliates on June 30, 2005, the last business day of the registrant’s most recent second fiscal quarter, was $186,474,675 based on the closing price on the New York Stock Exchange on June 30, 2005 of $14.55 per share.

Marine Products Corporation had 38,044,485 shares of Common Stock outstanding as of February 24, 2006.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

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

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements include, without limitation, statements that we do not currently anticipate that any material expenditure will be required to continue to comply with existing environmental or safety regulations; our ability to execute stated business and financial strategies in the future to better manage our Company; management’s belief that the Company’s net sales and profits will not increase in 2006 at the same rate as in prior years; management’s belief that the Company may incur increased advertising and other selling, general and administrative expenses in the future; expectations about the amount of contributions to the defined benefit pension plan and capital expenditures during 2006 and the purpose of those capital expenditures; the adequacy of the Company’s capital resources; and the effect of various recent accounting pronouncements on the Company, its operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Marine Products Corporation to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. These risks involve the outcome of current and future litigation, the impact of interest rates, economic conditions, fuel costs and weather on our business, our dependence on a network of independent boat dealers, the possibility of defaults by our dealers in their obligations to third-party dealer floor plan lenders, and our reliance on third party suppliers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 9 for a discussion of factors that may cause actual results to differ from our projections.

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

Overview

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, and sport fishing markets. The Company sells its products to a network of 148 domestic and 24 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive and inboard-powered sportboats, deckboats, and cruisers. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2005] indicate that Chaparral is the third largest manufacturer of 18 to 35 foot sterndrive boats in the United States. Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time the Company grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With over 40 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.

Marine Products also manufactures and sells Robalo sport fishing boats, which are powered by outboard engines and designed primarily for salt-water sport fishing. Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an “unsinkable” hull. The Company’s ownership of Robalo results from the acquisition, in June 2001, of certain operating and intangible assets of Robalo, formerly a segment of the U.S. Marine division of Brunswick Corporation.

Since the acquisition by Marine Products, Robalo has expanded its product offerings to include a total of 11 models ranging from 19 to 29 feet in length. Net sales of Robalo products accounted for approximately nine percent of consolidated 2005 net sales. The Company believes that Robalo’s share of the outboard sport fishing boat market is approximately one percent.

Products

Marine Products offers a comprehensive range of motorized recreational boats. Marine Products distinguishes itself by offering a wide range of products to the family recreational market and cruiser market through its Chaparral brand, and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:
Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description
Chaparral - SSi Sportboats	15	18′-28′	$20,000 - $140,000	Fiberglass bowriders and closed deck runabouts. Encompasses affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups.

Chaparral - Sunesta Deckboats	6	21′-28′	$38,000 - $82,000
Fiberglass deck boats. Encompasses affordable, entry-level to mid-range deck boats. Marketed as high value family pleasure boats with the handling of a runabout, the style of a sportboat and the roominess of a cruiser.

Chaparral - Signature Cruisers	7	24′-35′	$60,000 - $311,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo - Sport Fishing Boats	11	19′-29′	$30,000 - $208,000	Sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen.

Manufacturing

Marine Products’ manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. Marine Products utilizes seven different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. Chaparral and Robalo are ISO 9001: 2000 certified. ISO 9001: 2000 is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2000 surpasses previous ISO designations. Management believes Chaparral is the third largest stern-drive boat manufacturing brand to hold the ISO 9001: 2000 certification. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers.

The manufacturing process begins with the design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hulls and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

Suppliers

Marine Products’ two most significant components used in manufacturing its boats, based on cost, are engines and fiberglass. For each of these, there is currently an adequate supply available in the market. Marine Products has not experienced any material shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers switching model mixes or introducing new product lines. Marine Products obtains most of its fiberglass from a leading domestic supplier. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quality or quantities at acceptable prices.

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer orders. Sterndrive engines for the Chaparral brand are purchased through the American Boatbuilders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has engine supply contracts for its Robalo product line with Honda and Yamaha. These engine supply arrangements were not negotiated through the ABA. In the event of a sudden interruption in the supply of engines from these suppliers, our sales and profitability could be negatively impacted. See “Growth Strategies” below.

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel and resins made from feedstocks. During 2005 the price of these raw materials increased significantly. See “Inflation” below.

Sales and Distribution

Sales are made through approximately 136 Chaparral dealers and 34 Robalo dealers located in markets throughout the United States. Twenty-two of these dealers sell both brands. Dealers market directly to consumers at boat show exhibitions and in the dealers’ showrooms. Marine Products also has 24 international dealers. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ seven independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounts for more than 10 percent of sales.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its international sales or risk related to foreign currency fluctuation. Marine Products believes international sales could produce additional sales growth. Due in part to U.S. dollar weakness, sales to international dealers increased in 2005 compared to 2004 and was approximately 15 percent of total sales.

Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. The Company attempts to ensure that its dealers do not accept an excessive amount of inventory by monitoring their inventory levels. Knowledge of inventory levels at the individual dealers facilitates production scheduling with very short lead times in order to maintain flexibility, in the event that adjustments need to be made to dealer shipments. In the past, Marine Products has been able to resell any boat for which the order has been cancelled. To date, order delays have not had a material effect on Marine Products.

Most of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with two major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products, generally, within 10 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Most dealers maintain financing arrangements with more than one lender. In connection with the dealer’s floor plan financing arrangements with qualified lenders, Marine Products or its subsidiaries have agreed to repurchase any of its boats, up to specified limits, which the lender repossesses from a dealer and returns to Marine Products in a “like new” condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers’ repurchase agreement with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. As of December 31, 2005, Marine Products’ aggregate obligation to repurchase boats under these floor plan financing programs described above was approximately $4.0 million. Unlike Marine Products’ obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for Chaparral or Robalo boats would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are variously designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2006 model year (which commenced July 1, 2005), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Programs offered include sales discounts, inventory reduction rebates, and payment of floor plan financing interest charged by qualified floor plan providers to dealers generally through April 1, 2006. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and their particular lender.

These various sales incentives and promotions have resulted in relatively level month-to-month production and sales. Similar sales incentive and promotion programs have been in effect during the past several years, and Marine Products expects to continue to offer these types of programs in the future.

The sales order backlog was approximately 1,900 boats with estimated net sales of approximately $81 million as of December 31, 2005. This represents an approximate 15 week backlog based on recent production levels. As of December 31, 2004, the sales order backlog was approximately 2,023 boats with estimated net sales of approximately $75 million. The Company typically does not manufacture a significant number of boats for its own inventory mainly by monitoring various criteria discussed earlier in order to retain the flexibility to manufacture boats in response to recent indicators of demand. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

Chaparral has been a leading innovator in the recreational boating industry. One of Chaparral’s most innovative designs is the full-length “Extended V-Plane” running surface. Typically, sterndrive boats have a several foot gap on the bottom rear of the hull where the engine enters the water. With Chaparral’s design, the running surface extends the full length to the rear of the boat. The benefit of this innovation is more deck space, better planing performance and a more comfortable ride. All of Chaparral’s models have the “Extended V-Plane” running surface. Although the basic hull designs are similar, the Company introduces a variety of new models each year and periodically replaces, updates or discontinues existing models.

Robalo’s hulls utilize the Hydro LiftTM hull design. This variable dead rise hull design provides a smooth ride in rough conditions. It increases the maximum speed obtainable by a given engine horsepower and weight of the boat. Robalo’s current models utilize the Hydro LiftTM design and we plan to continue to provide this design on Robalo models.

In support of its new product development efforts, Marine Products incurred research and development costs of $1.9 million in 2005, $1.7 million in 2004 and $1.1 million in 2003.

Industry Overview

For 2005, the recreational boating industry accounted for less than one percent of the United States gross domestic product. The recreational marine market is a mature market, with 2004 (latest data available to us) retail expenditures of approximately $33 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Also according to the NMMA, the most recent data available indicate that sales to dealers of traditional powerboats increased seven percent during the nine months ended September 30, 2005 compared to the same period in the prior year. Pleasure boats compete for consumers’ free time with all other leisure activities, from computers and video games to other outdoor sports. One of the greatest obstacles to continued growth for the recreational boating industry is consumers’ diminishing leisure time.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 69 million people in the United States participate in recreational boating. There are currently over 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, rowboats, etc.). Marine Products competes in the sterndrive and inboard boating category with its three lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats. More than 90 percent of the Company’s models are sterndrive boats.

Industry sales of sterndrive boats in the United States during 2005 totaling 58,161 (source: Info-Link Technologies, Inc.), accounted for approximately 42 percent of the total new fiberglass powerboats sold that were between 18 and 35 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $2.9 billion, or an average retail price per boat of approximately $50,000. Management believes that the five largest states for boat sales are California, Michigan, Florida, Minnesota and Texas. Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. New fiberglass boat market segment with hull lengths of 18 to 35 feet, represented $6.3 billion in retail sales during 2005. This is the market segment in which Marine Products competes. The table below reflects the estimated sales within this segment by category for 2005 and 2004, ranked by 2005 retail sales (source: Info-Link Technologies, Inc.):

	2005		2004
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	58,161	$ 2.9	58,823	$ 2.8
Outboard Boats	62,469	2.3	62,499	2.0
Inboard Boats	13,995	1.0	13,237	0.9
Jet Boats	4,169	0.1	3,559	0.1
TOTAL	138,794	$ 6.3	138,118	$ 5.8

Chaparral’s products are categorized as sterndrive and inboard boats and Robalo’s products are categorized as outboard boats.

The recreational boat manufacturing market remains highly fragmented. With the exception of Brunswick Corporation and Genmar Holdings, Inc., which have acquired a number of recreational boat manufacturing operations, there has been very little consolidation in the industry. We estimate that the boat manufacturing industry includes over 150 sterndrive manufacturers and over 600 outboard boat manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2005 (latest information available), the top five sterndrive manufacturers have a market share of approximately 53 percent. Chaparral’s market share during the period was 8.18 percent, which represents a decline of 0.18 percentage points compared to the same period in 2004. This decline is attributable to Chaparral’s declining market share of boats that are 18 to 20 feet in length, although its market share in boats that are 21 to 35 feet in length increased during the same period. We attribute this decline in overall market share to Chaparral’s strategy of designing, building, and selling larger boats which carry higher average selling prices, as well as the strategy of certain other manufacturers who are designing smaller boats which are manufactured in offshore manufacturing facilities and sold in the domestic market at a lower price, thereby increasing the overall market share of these manufacturers.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, weather, tax laws, demographics and consumers’ leisure time. Interest rates and fuel prices can have a direct impact on boat sales, as well as various trends at the local, regional and national level. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

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

•   a lack of focus on coordinated customer service and support by dealers and manufacturers; and

•   a high degree of fragmentation and competition among the more than 150 sterndrive recreational boat manufacturers.

Growth Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of sterndrive boats were comparable in 2003 and 2005, with a slight increase experienced  in 2004. During this time, Marine Products has experienced a compound annual growth rate of approximately eight percent in the number of boats sold. Marine Products has grown its boat sales and net sales primarily through increasing market share and by expanding the number of models and product lines. Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 4.75 percent in fiscal 1996 to 8.18 percent during the nine months ended September 2005 (the most recent information provided to us by Statistical Surveys, Inc.). The Company continues to expand its product offerings in the outboard boat market, the largest boat market not previously served by the Company’s products, and by improvement of existing models and expansion into larger boats within its sterndrive and inboard offerings.

Marine Products’ operating strategy emphasizes innovative designs and manufacturing processes, by producing a high quality product while lowering manufacturing costs through increased efficiencies in our facilities. In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 13 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of approximately 172 dealers located throughout the United States and internationally. Our strategy is to increase selectively the quantity of our dealers, and work to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales. Marine Products intends to continue to strengthen its dealer network and build brand loyalty with both dealers and customers.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales for the nine months ended September 30, 2005 (the most current information available to us). Several of these manufacturers are part of larger integrated boat building companies and are marked with asterisks. According to Info-Link Technologies, Inc., the companies set forth below represent approximately 71 percent of all United States retail sterndrive boat registrations during the twelve months ended December 31, 2005.

1.	Sea Ray*
2.	Bayliner*
3.	Chaparral
4.	Crownline
5.	Four Winns **
6.	Glastron **
7.	Stingray
8.	Larson**
9.	Cobalt
10.	Rinker

The outboard engine powered market has a large breadth and depth, accounting for almost 45 percent of all boats sold. Robalo’s share of the outboard sport fishing boat market during the nine months ended September 30, 2005 was approximately one percent. Primary competitors for Robalo include Sea-Pro,* Grady-White, Mako, Boston Whaler* and Hydra Sports**.

*	a subsidiary of Brunswick Corporation

**	a subsidiary of Genmar Holdings, Inc.

Environmental and Regulatory Matters

Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (“EPA”) and state pollution control agencies, which require reports and inspect facilities to monitor compliance with their regulations. The Occupational Safety and Health Administration (“OSHA”) standards limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Marine Products’ manufacturing facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. Marine Products believes that its facilities comply in all material aspects with these regulations. Although capital expenditures related to compliance with environmental laws are expected to increase during the coming years, we do not currently anticipate that any material expenditure will be required to continue to comply with existing environmental or safety regulations in connection with its existing manufacturing facilities.

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

Employees

As of December 31, 2005, Marine Products had approximately 1,100 employees, of whom six were management and 46 administrative. None of Marine Products’ employees is party to a collective bargaining agreement. Marine Products’ entire workforce is currently employed in the United States and Marine Products believes that its relations with its employees are good.

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

Several of Chaparral’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2005, there were 14 Chaparral hull designs registered under the Vessel Hull Design Protection Act. There were no Robalo hull designs registered as of December 31, 2005.

Seasonality

Marine Products’ quarterly operating results are affected by weather and general economic conditions. Quarterly operating results for the second quarter have historically recorded the highest sales volume for the year. The results for any quarter are not necessarily indicative of results to be expected in any future period.

Inflation

Recently, the Company has experienced an increase in certain material and component costs. The Company responded to this increase in costs by instituting price increases to its dealers effective January 1, 2005, and instituting an additional price increase for the 2006 model year which began on July 1, 2005. These price increases did not fully absorb the increased material costs during 2005 and therefore negatively impacted the gross margin percent. We anticipate, with continued high commodity prices, energy prices and petroleum based products that the price of materials will continue to increase. If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing our product prices.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat. The recent increases in interest rates may have had a negative impact on our 2005 sales, and if interest rates remain at current levels or increase further, our future sales and profits may be negatively impacted.

Availability of Filings

Marine Products makes available free of charge on its website, www.marineproductscorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

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

Interest Rates and Fuel Prices Affect Marine Products’ Sales

The Company’s products are often financed by our dealers and the retail boat consumers. Higher interest rates increase the borrowing costs and, accordingly, the cost of doing business for dealers and the cost of boat purchases for consumers. Fuel costs can represent a large portion of the costs to operate our products. Therefore, higher interest rates and fuel costs can adversely affect consumers’ decisions relating to recreational boating purchases.

Marine Products’ Dependence On Its Network Of Independent Boat Dealers May Affect Its Growth Plans And Sales

Virtually all of Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. We face intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales. A deterioration in the number or quality of Marine Products’ network of independent boat dealers would have a material adverse effect on its boat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its growth plans.

Although Marine Products’ management believes that the quality of its products and services in the recreational boating market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current sales levels. In addition, independent dealers in the recreational boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of Marine Products’ dealers in the future if the surviving entity in any such consolidation purchases similar products from a Marine Products competitor. See “Growth Strategies” above.

Marine Products’ Sales Are Affected By Weather Conditions

Marine Products’ business is subject to weather patterns that may adversely affect its sales. For example, drought conditions, or merely reduced rainfall levels, or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in some locations. Hurricanes and other storms could cause disruptions of our operations or damage to our boat inventories and docking facilities, as was the case during the 2005 hurricane season when several boating markets were adversely affected.

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

Because Marine Products Relies On Third Party Suppliers, Marine Products May Be Unable To Obtain Adequate Raw Materials and Components

Marine Products is dependent on third party suppliers to provide raw materials and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the materials necessary to meet present production demands, there can be no assurance that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs, irrespective of whether Marine Products successfully implements its growth and acquisition strategies. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in construction materials or the inability of Marine Products’ management to purchase construction materials required to complete its growth and acquisition strategies could cause a reduction in Marine Products’ profit margins or reduce the number of powerboats Marine Products may be able to produce for sale.

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

Marine Products’ Stock Price Has Been Volatile

Historically, the market price of common stock of companies engaged in the boat manufacturing industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past. In addition, the availability of Marine Products common stock to the investing public is limited to the extent that shares are not sold by the executive officers, directors and their affiliates, which could negatively impact the trading price of Marine Products’ common stock, increase volatility and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a substantial portion of their shares could also negatively affect the trading price of Marine Products’ common stock.

Marine Products’ Management Has a Substantial Ownership Interest; Public Stockholders May Have No Effective Voice In Marine Products’ Management

The Company has elected the “Controlled Corporation” exemption under Rule 303A of the New York Stock Exchange (“NYSE”) Company Guide. The Company is a “Controlled Corporation” because a group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation”, the Company need not comply with certain NYSE rules including those requiring a majority of independent directors.

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 67 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of Marine Products at a premium.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Marine Products’ corporate offices are located in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $3,800 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30 day notice.

Chaparral owns and maintains approximately 1,065,500 square feet of space utilized for manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. In addition, the Company leases 83,000 square feet of manufacturing space at the Robalo facility in Valdosta, Georgia, under a long-term arrangement expiring in 2014. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 795,000, research and development — 67,500, warehousing — 201,000, office and other — 85,000.

Item 3. Legal Proceedings

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	74	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	61	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	63	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	69	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	45	2/28/01
Vice President, Chief Financial Officer and Treasurer

(1)
R. Randall Rollins began working for Rollins, Inc. in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and held the position of Chief Executive Officer of RPC until April 22, 2003. He has served as Chairman of the Board of Marine Products since February 2001 and Chairman of the Board of Rollins, Inc. (consumer services) since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc. He served as a director of SunTrust Banks, Inc. and SunTrust Banks of Georgia until April 2004.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the second quarter of 2005, the Company transferred the listing of its common shares for trading to the New York Stock Exchange under ticker symbol “MPX”. All share and dividends per share data disclosed below have been restated for the three-for-two stock split effective March 10, 2005. At February 24, 2006, there were 38,044,485 shares of common stock outstanding.

At the close of business on February 24, 2006, there were approximately 4,300 holders of record of common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2005 and 2004 were as follows:

	2005			2004
Quarter	High	Low	Dividends	High	Low	Dividends
First	$ 21.40	$ 15.94	$0.040	$ 10.00	$ 8.07	$0.027
Second	17.52	11.90	0.040	13.13	9.15	0.027
Third	15.10	10.55	0.040	12.57	10.20	0.027
Fourth	$ 12.80	$9.25	$0.040	$ 19.31	$11.57	$0.027

The Company has paid cash dividends since the second quarter of 2002. At the January 25, 2005 Board of Directors’ Meeting, the Board approved an increase in the cash dividend, from $0.027 to $0.04. At the January 24, 2006 Board of Directors’ Meeting, the Board approved an increase in the cash dividend, from $0.04 to $0.05. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2005 are outlined below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	43,730	$10.38	43,730	2,772,367
November 1, 2005 to November 30, 2005	49,583	9.97	49,583	2,722,784
December 1, 2005 to December 31, 2005	16,318	10.03	16,318	2,706,466
Totals	109,631	$10.14	109,631	2,706,466

The Company’s Board of Directors announced stock buyback programs on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. A total of 2,543,534 shares have been repurchased pursuant to these programs through December 31, 2005. The programs have no predetermined expiration dates.

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

All earnings per share, shares outstanding and dividends per share have been restated for the three-for-two stock split effective March 10, 2005 and for the three-for-two stock split effective March 10, 2004.

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2005	2004	2003	2002	2001
Statement of Income Data:
Net sales	$272,057	$252,418	$193,980	$162,682	$134,689
Cost of goods sold	202,936	186,832	143,663	125,282	105,344
Gross profit	69,121	65,586	50,317	37,400	29,345
Selling, general and administrative expenses	33,557	29,810	23,015	18,018	16,223
Operating income	35,564	35,776	27,302	19,382	13,122
Interest income	1,330	590	501	600	689
Income before income taxes	36,894	36,366	27,803	19,982	13,811
Income tax provision	10,671	12,623	9,731	7,593	5,248
Net income	$26,223	$23,743	$18,072	$12,389	$8,563
Earnings per share: (a)
Basic	$0.69	$0.62	$0.47	$0.32	$0.23
Diluted	$0.65	$0.58	$0.45	$0.31	$0.22
Dividends paid per share	$0.16	$0.11	$0.07	$0.03	$0.03
Other Financial and Operating Data:
Gross profit margin percent	25.4%	26.0%	25.9%	23.0%	21.8%
Operating margin percent	13.1%	14.2%	14.1%	11.9%	9.7%
Net cash provided by operating activities	$19,366	$29,405	$17,828	$11,696	$10,231
Net cash (used for) provided by investing activities	(2,023)	(1,924)	(4,432)	2,860	(5,919)
Net cash used for financing activities	26,356	7,110	4,432	2,229	456
Capital expenditures	$1,118	$2,838	$3,707	$3,800	$5,456
Employees at end of year	1,065	1,187	975	867	758
Factory and administrative space at end of year (square ft.)	1,149	1,146	1,128	898	898
Balance Sheet Data at end of year:
Cash and cash equivalents	$37,602	$46,615	$26,244	$17,280	$4,953
Marketable securities — current	1,323	132	1,402	1,929	5,478
Marketable securities — non-current	5,893	6,202	5,930	4,865	7,781
Inventories	26,856	25,869	21,770	20,685	14,478
Working capital	61,341	61,989	45,984	33,390	20,311
Property, plant and equipment, net	17,252	18,362	17,761	16,216	14,230
Total assets	108,805	109,734	86,314	71,063	56,513
Total stockholders’ equity	$87,688	$87,372	$69,966	$56,833	$46,345

(a)  Earnings per share for the year 2001 has been computed based on the outstanding shares as of the spin-off date adjusted for subsequent stock splits. These numbers have not been audited.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with “Selected Financial Data”and “Financial Statements and Supplementary Data.” See also “Forward-Looking Statements” on page 2.

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
•
Providing to our independent dealer network appropriate incentives, training, and other support to enhance their success and their customers’ satisfaction, thereby facilitating their continued relationship with us,

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
•
Maximizing shareholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to shareholders, and the repurchase of its common stock on the open market,

•	Aligning the interests of our management and shareholders.

In implementing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of its various models, and indications of near term demand such as consumer confidence, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions. We also consider trends related to certain key financial and other data, including our market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies. Marine Products’ financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

Industry trends during 2005 were highlighted by higher wholesale and retail powerboat sales, although unit sales declined slightly, due to continued low interest rates, an improving domestic economy, and the continuation of the shift in consumer preferences towards safe recreational activities that take place close to home. We believe that these sales increases moderated late in the third quarter and during the fourth quarter.  The severe hurricanes in the Gulf of Mexico caused extensive damage to many geographical areas that are popular for boating, sharp increases in the price of gasoline, and impacted consumer confidence and discouraged consumers from boating. The stronger industry conditions were reflected in Marine Products’ financial results during 2005, although we reduced production during the fourth quarter in order to maintain dealer inventories and backlog at appropriate levels and reduce risk in the event of a continued demand uncertainty in the industry. Early in 2006, we increased our production in response to attendance and sales at the winter boat show season that was stronger than we originally anticipated.

The results of our strategies and the improved industry conditions in early 2005 are reflected in our 2005 financial results and operating statistics. We generated record net sales and profits in 2005. Net sales of $272.0 million increased 7.8 percent compared to the prior year. Net sales increased due to a 6.9 percent increase in the average gross selling price per boat, and an increase in parts and accessories sales partially offset by a decrease in the number of boats sold. Average selling price per boat increased in each of our four boat lines. Gross profit as a percentage of net sales was 25.4 percent, lower than in the prior year. Our gross profit margin declined in 2005, unlike the improvements realized during several prior years. Although we continued to execute our strategies of building larger, more profitable models and managing our production for optimum efficiency, these improvements were offset primarily by increases in the costs of certain raw materials in 2005 and manufacturing inefficiencies that resulted from lower production volumes during the fourth quarter.

We monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2005 (latest data available to us), Chaparral’s market share in the 18 to 35 foot sterndrive category was 8.18 percent, a decline from our market share in the same category for the twelve months ended December 31, 2004 of 8.27 percent. This decline was concentrated in the smaller 18 to 20 foot size boats in our market. We believe this was the result of two factors: the execution of our stated strategy of selling larger, more profitable boats, and the strategy of certain of our competitors, who have built and sold a large number of entry-level smaller boats which are constructed in offshore manufacturing plants with lower cost labor. Although we will continue to monitor our market share and believe it to be important, we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

Management believes that net sales and profits will not increase in 2006 at the same rate realized in prior years due to the sales decline in the fourth quarter of 2005 and the uncertain near term outlook at the beginning of 2006. This belief is based on, among other things, reports of attendance and sales during the winter 2006 retail boat show exhibition season, which began in December 2005. Both media reports of attendance and our sales results from these shows have been approximately equal to, or slightly higher than, the prior year. Boat show attendance has historically been positively correlated with retail boat sales later in the selling season because consumers attend shows due to their interest in recreational boating and make initial purchasing decisions at a boat show exhibition. However, there can be no assurance that this relationship will continue in 2006 or subsequent years. Pleasure boating is a discretionary consumer activity, and can be negatively impacted by increasing interest rates, rising fuel costs, and declines in consumer confidence due to a weakening economy or other factors; therefore, an increase in interest rates or a decline in consumer confidence could have a serious and immediate negative impact on net sales and profits. Although the general economy remains strong, in early 2006 we believe that the hurricanes that occurred in late 2005 have negatively impacted consumer sentiment regarding pleasure boating, due to continued media coverage regarding the long term destruction in the Gulf Coast and predictions of a bad hurricane season in 2006. We believe that these factors make consumers uncertain about the infrastructure that supports recreational boating and the future availability and price of fuel although concerns about the price and availability of fuel are not as serious in early 2006 as they were in the fourth quarter of 2005. Over the past several years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. Management believes that these efforts may result in increased advertising and other selling, general and administrative expenses in the future.

Our ability to maintain or improve our net sales and profits in 2006 will depend on a number of factors, including interest rates, fuel costs, consumer confidence, the continued acceptance of our products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials.

Results of Operations

All share data have been retroactively adjusted for the stock split effective March 10, 2005 and the stock split effective March 10, 2004.

($’s in thousands)	2005	2004	2003
Total number of boats sold	7,292	7,310	6,265
Average gross selling price per boat	$37.3	$34.9	$ 31.4
Net sales	$272,057	$252,418	$193,980
Percentage of cost of goods sold to net sales	74.6%	74.0%	74.1%
Percentage of selling, general and administrative expense to net sales	12.3%	11.8%	11.9%
Operating income	$35,564	$35,776	$27,302
Warranty expense	$ 4,929	$ 4,789	$ 3,646

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Net Sales. Marine Products’ net sales increased by $19.6 million or 7.8 percent in 2005 compared to 2004. The increase was due to a 6.9 percent increase in the average gross selling price per boat, and an increase in parts and accessories sales offset by a slight decrease in the number of boats sold. The increase in average gross selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2006 model year, which began in July 2005, as well as a price increase of approximately one percent that took effect in January 2005 to offset the higher cost of materials. The increase in parts and accessories sales was a result of high demand for accessories ordered on base model boats and the higher numbers of boats sold in prior years that are still in operation and require routine maintenance and repair.

Cost of Goods Sold.  Cost of goods sold increased 8.6 percent in 2005 compared to 2004, slightly higher than the increase in net sales. As a percentage of net sales, cost of goods increased slightly in 2005 compared to 2004, primarily due to increases in the cost of certain materials and components. Also contributing to the increase was higher transportation costs, primarily fuel, in 2005 compared to 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.6 percent in 2005 compared to 2004. The increase in selling, general and administrative expenses resulted from costs that vary with increased sales and profitability, such as incentive compensation, sales commissions and warranty expense, in addition to increased costs associated with public company compliance. Also contributing to the increase were the costs associated with listing the Company shares for trading on the New York Stock Exchange.

Marine Products provides a five year transferable hull structural warranty on Chaparral products against defects in material and workmanship and a 10 year transferable structural hull warranty on Robalo products. A one year warranty on components is provided as well. The engine manufacturer warrants engines included in the boats. Warranty expense increased in 2005 due to increased sales and was 1.8 percent of net sales in 2005 and 1.9 percent of net sales in 2004. The expenses decreased as a percentage of sales due to quality improvement initiatives coupled with a focus on claims management processes.

Interest Income. Interest income was $1.3 million in 2005 compared to $0.6 million in 2004. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The increase in interest income resulted primarily from higher percentage yields, consistent with recent increases in short-term interest rates, partially offset by lower investable cash balances.

Income Tax Provision. The lower effective tax rate in 2005 of 28.9 percent compalred to 34.7 percent in 2004 resulted from the benefit of the new manufacturing deduction created by the American Jobs Creation Act of 2004 and a contingency adjustment. The decrease was also attributable to certain reductions in the tax provision resulting from the effect of these strategies reflected on prior year returns filed during 2005 and a tax benefit from a reduction in certain state tax liabilities.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Net Sales. Marine Products’ net sales increased by $58.4 million or 30.1 percent in 2004 compared to 2003. The increase was due to a 16.7 percent increase in the number of boats sold, an 11.1 percent increase in the average gross selling price per boat, and an increase in parts and accessories sales. The increase in the number of boats sold was realized in the Chaparral sportboat and deckboat lines, but included increased boat sales in all product lines. The increase in average gross selling price occurred among all product lines as well, but was highest in the Chaparral sportboat line, which sold more large sportboats than in 2003, in addition to the overall price increases implemented for the 2005 model year that began in July 2004. In addition, the Company eliminated the lower-priced SS sportboat in 2004. Increased sales of larger Robalo sport fishing boats and Chaparral cruisers were also responsible for the average gross selling price increase during 2004. The increase in parts and accessories sales was a result of the increasing numbers of boats sold in prior years that are still in operation and require routine maintenance and repair.

Cost of Goods Sold.  Cost of goods sold increased 30.0 percent in 2004 compared to 2003, consistent with the increase in net sales. As a percentage of net sales, cost of goods decreased slightly from 2003 to 2004, because of leverage gained from higher production volumes and an overall shift in model mix to larger boats which typically generate higher gross margins. This was partially offset by a significant increase in selected raw material costs, including stainless steel and resin costs from 2003 to 2004.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $37.6 million at December 31, 2005, $46.6 million at December 31, 2004 and $26.2 million at December 31, 2003.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2005	2004	2003
Net cash provided by operating activities	$19,366	$29,405	$17,828
Net cash used for investing activities	2,023	1,924	4,432
Net cash used for financing activities	$26,356	$7,110	$4,432

2005

Cash provided by operating activities decreased by $10.0 million in 2005 compared to 2004. Higher operating income in 2005 was offset by increased working capital requirements primarily due to an increase in accounts receivable and decreases in accounts payable, both resulting from timing differences.

Cash used for investing activities was comparable in 2005 and 2004 at approximately $2.0 million. The $1.7 million decrease in capital expenditures was offset by $0.9 million net purchases of marketable securities. Capital expenditures in 2004 included higher costs than in 2005 to expand manufacturing facilities.

Cash used for financing activities increased $19.2 million in 2005 compared to 2004 primarily due to an increase of $17.7 million in cash amounts used to purchase the Company’s common stock in the open market, and an increase from $0.027 to $0.04 in quarterly dividends declared per common share.

2004

Cash provided by operating activities increased during 2004 by $11.6 million compared to 2003. The increase was due to higher operating income in 2004 compared to 2003, together with lower working capital requirements in 2004 primarily due to a decrease in accounts receivable together with increases in accounts payable, caused by timing differences.

Cash used for investing activities decreased $2.5 million compared to 2003. This change was caused by a $1 million net decrease in marketable securities in 2004 compared to 2003 due to a large number of current marketable securities coming due in December 2004 that were not reinvested until early 2005. Capital expenditures decreased slightly to $2.8 million in 2004 compared to $3.7 million in 2003. In 2004, the capital expenditures were primarily for additions to certain manufacturing plants and purchase of operating equipment. In 2003, the largest capital expenditures related to the completion of construction of the administrative building at Chaparral’s Nashville, Georgia headquarters which was begun in 2003, the purchase of operating equipment, and the purchase of additional buildings for warehouse storage space.

Cash used for financing activities increased $2.7 million in 2004 compared to 2003. The increase resulted from higher cash amounts used to purchase the Company’s common stock in the open market, and an increase in dividends resulting from the Company’s decision during the first quarter of 2004 to increase its quarterly dividend from $0.018 per share to $0.027 per share.

Cash Requirements

Management expects that capital expenditures during 2006 will be approximately $4.0 million, and are projected to include investment towards enhancements to certain manufacturing plants and the addition of a parts warehouse.

We expect that additional contributions to the defined benefit pension plan of approximately $0.3 million will be required in 2006 to achieve the Company’s funding objective.

At the January 24, 2006 Board of Directors’ meeting, the Board approved an increase in the cash dividend per common share from $0.04 to $0.05. Based on the shares outstanding on December 31, 2005, the aggregate annual dividends expected to be paid would be approximately $7.5 million. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

The Company has purchased a total of 2,543,534 shares in the open market and as of December 31, 2005, can purchase 2,706,466 additional shares under the programs. Refer to Issuer Purchases of Equity Securities on page 14 for details regarding shares purchased in the fourth quarter of 2005.

The Company believes that the liquidity provided by its existing cash and cash equivalents, overall capitalization and cash expected to be generated from operations will provide sufficient capital to meet its requirements for at least the next twelve months

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	150,000	—	—	—	150,000
Operating leases (1)	129,131	37,007	90,708	1,416	—
Purchase obligations (2)	—	—	—	—	—
Other long-term liabilities (3)	300,000	300,000	—	—	—
Total	$579,131	$337,007	$90,708	$1,416	$150,000

(1)	Operating leases represent agreements for various office equipment.
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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees may become effective in the case of default by one or more dealers. The agreements provide for the lender to return all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. The maximum contractual obligation and the amount outstanding under these agreements, which expire in 2006 and 2007, was $4.0 million as of December 31, 2005. The Company has recorded the estimated fair value of this guarantee; at December 31, 2005, this amount is immaterial and did not change from the prior year.

During the fourth quarter of 2005, a dealer defaulted on its debt obligation to a floor plan lender related to approximately $5 million of boat inventory. Subsequent to year-end, the Company assisted the lender in coordinating the redistribution of these boats among existing and replacement dealers. Management estimates that the ultimate cost to the Company for these transactions and the impact on sales will be immaterial.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $616,000 in 2005, $546,000 in 2004 and $496,000 in 2003. The Company’s directors are also directors of RPC and all of the executive officers with the exception of Mr. Lane are employees of both the Company and RPC. The Company paid $171,000 in 2003 to a division of RPC for the purchase, installation and service of overhead cranes.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through the date of the spin-off and responsibility for any adjustments as a result of audit by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action. In accordance with the agreement, RPC transferred approximately $19,000 in 2004 to the Company related to tax settlements.

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

Sales incentives and discounts - The Company records incentives as a reduction of sales. Using historical trends, adjusted for current changes, the Company estimates the amount of incentives that will be paid in the future on boats sold and accrues an estimated liability. The Company offers various incentives that promote sales to dealers, and to a lesser extent, retail customers. These incentives are designed to encourage timely replenishment of dealer inventories after peak selling seasons, stabilize manufacturing volumes throughout the year, and improve production model mix. The dealer incentive programs are a combination of annual volume commitment discounts, and additional discounts at time of invoice for those dealers who do not finance their inventory through specified floor plan financing agreements. The annual dealer volume discounts are based on July 1 through June 30 model year purchases. In addition, the Company offers at various times other time-specific or model-specific incentives. The retail incentive programs have historically been used during off-peak selling seasons in addition to the winter boat exhibition shows.

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total incentives as a percentage of gross sales were 13.0 percent in 2005, 12.9 percent in 2004 and 12.5 percent in 2003. A 0.25 percentage point change in incentives as a percentage of gross sales during 2005 would have increased or decreased net sales, gross margin and operating income by approximately $0.8 million.

Warranty costs -The Company records as part of selling, general and administrative expense an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and our enforcement of those terms, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on the actual claims that occur. Warranty expense as a percentage of net sales was 1.8 percent in 2005, 1.9 percent for 2004 and 1.9 percent in 2003. Warranty expense as a percentage of net sales has decreased in 2005 compared to 2004 because of the benefit the Company expects to realize from recent quality improvement initiatives coupled with a focus on claims management processes. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2005 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.3 million.

Income taxes— The effective income tax rates were 28.9 percent in 2005, 34.7 percent in 2004, and 35.0 percent in 2003. Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

We establish a valuation allowance against the carrying value of deferred tax assets when we determine that it is more likely than not that the asset will not be realized through future taxable income. Such amounts are charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions. Deferred tax liabilities and assets are determined based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the year the differences are expected to reverse.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates.

Impact of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company plans to adopt SFAS 151 in the first quarter of fiscal 2006, beginning on January 1, 2006. Adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods available are the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may  be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. SFAS No. 123R states that the requirement is to adopt the provisions in the first interim or annual period beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) issued a new rule that allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). FAS 123R-3 provides for a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies may elect either the guidance in SFAS No. 123R or this alternative transition method up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to make this one time election.

The Company will implement the provisions of SFAS 123R in the first quarter of 2006 using the modified prospective method. As permitted by SFAS No. 123, the Company currently uses APB 25’s intrinsic value method and recognizes no compensation cost for employee stock options. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and will continue to use the Black-Scholes model for option valuation. Had we adopted earlier, the impact of SFAS 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our audited financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future partly because the Company cannot predict the stock prices when i) the employees exercise non-qualified options or ii) the restricted stock vests. Also, under the provision of SFAS 123R, unearned compensation related to unvested restricted stock awards are not recorded. Accordingly, any remaining unearned compensation related to unvested restricted stock awards and the corresponding amount in paid-in capital will no longer be included in stockholders’ equity beginning January 1, 2006. Based on stock options and restricted stock granted to employees through December 31, 2005, the Company expects that the adoption of SFAS 123R on January 1, 2006, will reduce first quarter net income by approximately $125,000. See Note 10 for further information on the Company’s stock-based compensation plans. The cumulative amount of excess tax deductions related to share-based payment awards to employees computed in accordance with the provisions of SFAS 123R is approximately $874,000 as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the provisions are to be applied prospectively. The Company has adopted the provisions of SFAS 153 resulting in no material impact on its consolidated results of operations and financial condition.

FASB Staff Position (“FSP”) No. 109-1, “Application of FAS 109 to Tax Deduction on Qualified Production Activities,” issued in December 2004 (“FSP 109-1”), provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”), to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act was enacted on October 22, 2004. FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. A special deduction is recognized under SFAS 109 as it is earned. During the fourth quarter, the Company completed a study to quantify the methodology and determine the deduction amount.  The provisions of FSP 109-1 generated an after-tax benefit of approximately $400,000 during 2005.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and has been adopted by the Company in the fiscal year ended December 31, 2005. Adoption of FIN 47 did not have a material impact on the consolidated results of operations and financial condition of the Company.

In May 2005, the FASB has issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Accordingly, the Company plans to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006 and does not expect it to have a material impact on its consolidated results of operations and financial condition of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Marine Products does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Marine Products to significant market risk. Marine Products maintains an investment portfolio, comprised of United States Government, corporate backed obligations, asset backed securities and municipal debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products’ portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2005.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2005, and has also issued their report on management’s assessment of the Company’s internal control over financial reporting, included in this report on page 26.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Board of Directors and Stockholders of Marine Products Corporation

We have audited management’s assessment included in Management’s Report on Internal Control Over Financial Reporting included in Marine Products Corporation’s Form 10-K for 2005, that Marine Products Corporation (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Marine Products Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  Also in our opinion, Marine Products Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marine Products Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 8, 2006

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)
December 31,	2005	2004
ASSETS
Cash and cash equivalents	$37,602	$46,615
Marketable securities	1,323	132
Accounts receivable, net	3,662	1,082
Inventories	26,856	25,869
Income taxes receivable	2,528	1,160
Deferred income taxes	3,079	3,006
Prepaid expenses and other current assets	1,343	876
Current assets	76,393	78,740
Property, plant and equipment, net	17,252	18,362
Goodwill and other intangibles, net	3,738	3,778
Marketable securities	5,893	6,202
Deferred income taxes	1,126	—
Other assets	4,403	2,652
Total assets	$108,805	$109,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$3,461	$3,750
Accrued expenses and other liabilities	11,591	13,001
Current liabilities	15,052	16,751
Pension liabilities	4,923	2,977
Deferred income taxes	—	925
Other long-term liabilities	1,142	1,709
Total liabilities	21,117	22,362
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding - 37,697,925 shares in 2005, 38,942,501 shares in 2004	3,770	3,894
Capital in excess of par value	16,364	34,239
Retained earnings	72,192	52,042
Deferred compensation	(3,540)	(1,899)
Accumulated other comprehensive loss	(1,098)	(904)
Total stockholders’ equity	87,688	87,372
Total liabilities and stockholders’ equity	$108,805	$109,734

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
Years ended December 31,	2005	2004	2003
Net sales	$272,057	$252,418	$193,980
Cost of goods sold	202,936	186,832	143,663
Gross profit	69,121	65,586	50,317
Selling, general and administrative expenses	33,557	29,810	23,015
Operating income	35,564	35,776	27,302
Interest income	1,330	590	501
Income before income taxes	36,894	36,366	27,803
Income tax provision	10,671	12,623	9,731
Net income	$26,223	$23,743	$18,072
EARNINGS PER SHARE
Basic	$0.69	$0.62	$0.47
Diluted	$0.65	$0.58	$0.45
Dividends paid per share	$0.16	$0.11	$0.07

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Three Years Ended December 31, 2005	Comprehensive Income	Common Shares	Stock Amount	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2002		38,523	$3,852	$36,138	$17,074	$(334)	$103	$56,833
Stock issued for stock incentive plans, net		257	26	550		105		681
Stock purchased and retired		(226)	(23)	(2,248)				(2,271)
Net income	$18,072				18,072			18,072
Minimum pension liability adjustment, net of taxes of $288	(534)						(534)	(534)
Unrealized loss on securities, net of taxes and reclassification adjustments	(78)						(78)	(78)
Comprehensive income	$17,460
Dividends declared					(2,737)			(2,737)
Effect of stock splits		38	4	(4)				—
Balance, December 31, 2003		38,592	3,859	34,436	32,409	(229)	(509)	69,966
Stock issued for stock incentive plans, net		456	46	3,728		(1,670)		2,104
Stock purchased and retired		(244)	(24)	(3,912)				(3,936)
Net income	$23,743				23,743			23,743
Minimum pension liability adjustment, net of taxes of $162	(301)						(301)	(301)
Unrealized loss on securities, net of taxes and reclassification adjustments	(94)						(94)	(94)
Comprehensive income	$23,348
Dividends declared					(4,110)			(4,110)
Effect of stock splits		139	13	(13)				—
Balance, December 31, 2004		38,943	3,894	34,239	52,042	(1,899)	(904)	87,372
Stock issued for stock incentive plans, net		278	28	2,862		(1,641)		1,249
Stock purchased and retired		(1,608)	(161)	(20,728)				(20,889)
Net income	$26,223				26,223			26,223
Minimum pension liability adjustment, net of taxes of $146	(178)						(178)	(178)
Unrealized loss on securities, net of taxes and reclassification adjustments	(16)						(16)	(16)
Comprehensive income	$26,029
Dividends declared					(6,073)			(6,073)
Effect of stock splits		85	9	(9)				—
Balance, December 31, 2005		37,698	$3,770	$16,364	$72,192	$(3,540)	$(1,098)	$87,688

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2005	2004	2003
OPERATING ACTIVITIES
Net income	$26,223	$23,743	$18,072
Non-cash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	3,018	2,532	2,306
Deferred income tax (benefit) provision	(1,970)	(784)	1,029
(Increase) decrease in assets:
Accounts receivable	(2,580)	2,888	(2,499)
Inventories	(987)	(4,099)	(1,085)
Prepaid expenses and other current assets	(467)	(260)	1,007
Income taxes receivable	(1,476)	787	(1,073)
Other non-current assets	(1,751)	(1,187)	(679)
Increase (decrease) in liabilities:
Accounts payable	(289)	1,153	(730)
Income taxes payable	—	—	(1,066)
Other accrued expenses	(1,410)	4,242	1,135
Other long-term liabilities	1,055	390	1,411
Net cash provided by operating activities	19,366	29,405	17,828
INVESTING ACTIVITIES
Capital expenditures	(1,118)	(2,838)	(3,707)
Sale (purchase) of marketable securities	(905)	914	(725)
Net cash used for investing activities	(2,023)	(1,924)	(4,432)
FINANCING ACTIVITIES
Payment of dividends	(6,073)	(4,110)	(2,737)
Cash paid for common stock purchased and retired	(20,627)	(3,768)	(2,271)
Proceeds received upon exercise of stock options	344	768	576
Net cash used for financing activities	(26,356)	(7,110)	(4,432)
Net (decrease) increase in cash and cash equivalents	(9,013)	20,371	8,964
Cash and cash equivalents at beginning of year	46,615	26,244	17,280
Cash and cash equivalents at end of year	$37,602	$46,615	$26,244

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. Revenues from the Company’s international operations were approximately $43,000,000 in 2005 and $27,500,000 in 2004.

Nature of Operations — Marine Products is principally engaged in manufacturing powerboats and providing related products and services. Marine Products distributes fiberglass recreational boats through a network of domestic and international independent dealers.

Common Stock — Marine Products is authorized to issue 74,000,000 shares of common stock, $0.10 par value. Holders of common stock are entitled to receive dividends when, as, and if declared by our Board of Directors out of legally available funds. Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. Holders of common stock do not have cumulative voting rights. In the event of any liquidation, dissolution or winding up of the Company, holders of common stock are entitled to ratable distribution of the remaining assets available for distribution to stockholders.

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2005, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value.

Dividend — The Board of Directors, at their quarterly meeting on January 24, 2006, declared a quarterly dividend of $0.05 per common share that will be payable March 10, 2006 to stockholders of record at the close of business on February 10, 2006.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of sales incentives and discounts, warranty costs and income taxes.

Reclassification — Certain prior year balances have been reclassified to conform with the current year presentation.

Sales Recognition — Marine Products recognizes sales when a fully executed agreement exists, prices are established, products are delivered to the dealer in the case of domestic dealers and collectibility is reasonably assured. See “Deferred revenue” below for recognition of sales to international dealers.

Deferred Revenue — Marine Products requires payment from international dealers prior to delivery of products to these dealers. Amounts received from international dealers toward the purchase of boats are categorized as deferred revenue and recognized as sales when the products are shipped.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

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

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2005 and 2004, the Company had approximately $390,000 and $327,000 in prepaid expenses related to the unamortized product brochure costs. Advertising expense totaled approximately $2,622,000 in 2005, $2,520,000 in 2004 and $2,785,000 in 2003.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Realized (losses)gains on marketable securities totaled $(52,174) in 2005, $148,127 in 2004 and $87,738 in 2003. Of the total (losses) gains realized, reclassification from other comprehensive income totaled approximately $(38,000) in 2005, $165,000 in 2004 and $168,000 in 2003. The fair value and the unrealized gains (losses) of the available for sale securities are as follows:

December 31,	2005		2004
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
U.S. Treasury Notes	$1,630,000	$(14,000)	$1,398,000	$(9,800)
Federal Agency Obligations	1,081,000	(15,000)	528,000	1,000
Mortgage Backed Obligations	—	—	100,000	(1,000)
Corporate Backed Obligations	1,654,000	(24,000)	1,386,000	(11,000)
Asset Backed Securities	1,797,000	(39,000)	2,671,000	(46,000)
Municipal Obligations	1,054,000	—	251,000	(3,000)

Corporate backed obligations consist primarily of debentures and notes issued by other companies ranging in maturity from nine months to five years. These securities are rated A1/P1 or higher for the short-term securities and BBB or higher for the long-term securities.

Asset backed securities consist of a well diversified portfolio of securities backed by receivables such as auto loans, equipment loans and credit cards. These securities have a credit rating of A1/P1 or higher.

Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The maturities of the Company’s non-current marketable securities are as follows: $0 in 2006, approximately $5,760,000 between 2007 and 2011, $128,000 between 2012 and 2016, $5,000 in 2017 and thereafter.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Accounts Receivable — The majority of the Company’s accounts receivable is due from dealers located in markets throughout the Unites States. Most of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with two major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products, generally, within 10 business days. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2005 and 2004. Pursuant to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 beginning on January 1, 2002, goodwill is no longer amortized to earnings but instead is subject to an annual test for impairment. The Company completed an initial impairment analysis upon adoption of SFAS No. 142 and subsequent analyses in each year. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as Trading. See Note 10 for further information regarding these securites.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2005 and 2004 is as follows:

(in thousands)	2005	2004
Balance at beginning of year	$3,796	$2,846
Less: Payments made during the year	(4,453)	(3,839)
Add: Warranty accruals during the year	4,435	4,315
Changes to warranty accruals issued in prior years	494	474
Balance at end of year	$4,272	$3,796

Changes in warranties issued in prior years are due to updated information about the frequency and size of claims incurred related to prior year sales.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,933,000 in 2005, $1,729,000 in 2004 and $1,075,000 in 2003.

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

	2005	2004	2003
Basic	38,015,899	38,452,704	38,079,651
Dilutive effect of stock options and restricted shares	2,101,028	2,318,547	2,212,434
Diluted	40,116,927	40,771,251	40,292,085

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

New Accounting Standards — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company plans to adopt SFAS 151 in the first quarter of fiscal 2006, beginning on January 1, 2006. Adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods available are the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may  be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. SFAS No. 123R states that the requirement is to adopt the provisions in the first interim or annual period beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) issued a new rule that allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). FAS 123R-3 provides for a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies may elect either the guidance in SFAS No. 123R or this alternative transition method up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to make this one time election.

The Company will implement the provisions of SFAS 123R in the first quarter of 2006 using the modified prospective method. As permitted by SFAS No. 123, the Company currently uses APB 25’s intrinsic value method and recognizes no compensation cost for employee stock options. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and will continue to use the Black-Scholes model for option valuation. Had we adopted earlier, the impact of SFAS 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our audited financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future partly because the Company cannot predict the stock prices when i) the employees exercise non-qualified options or ii) the restricted stock vests. Also, under the provision of SFAS 123R, unearned compensation related to unvested restricted stock awards are not recorded. Accordingly, any remaining unearned compensation related to unvested restricted stock awards and the corresponding amount in paid-in capital will no longer be included in stockholders’ equity beginning January 1, 2006. Based on stock options and restricted stock granted to employees through December 31, 2005, the Company expects that the adoption of SFAS 123R on January 1, 2006, will reduce first quarter net income by approximately $125,000. See Note 10 for further information on the Company’s stock-based compensation plans. The cumulative amount of excess tax deductions related to share-based payment awards to employees computed in accordance with the provisions of SFAS 123R is approximately $874,000 as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the provisions are to be applied prospectively. The Company has adopted the provisions of SFAS 153 resulting in no material impact to its consolidated results of operations and financial condition.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

FASB Staff Position (“FSP”) No. 109-1, “Application of FAS 109 to Tax Deduction on Qualified Production Activities,” issued in December 2004 (“FSP 109-1”), provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”), to the tax deduction on qualified production activities provided by the American Jobs Creation  Act of 2004 (the “Jobs Act”). The Jobs Act was enacted on October 22, 2004. FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. A special deduction is recognized under SFAS 109 as it is earned. During the fourth quarter, the Company completed a study to quantify the methodology and determine the deduction amount.  The provisions of FSP 109-1 generated an after-tax benefit of approximately $400,000 during 2005.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and has been adopted by the Company in the fiscal year ended December 31, 2005. Adoption of FIN 47 did not have a material impact on the consolidated results of operations and financial condition of the Company.

In May 2005, the FASB has issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Accordingly, the Company plans to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006 and does not expect it to have a material impact on its consolidated results of operations and financial condition of the Company.

Stock-Based Compensation — Marine Products accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Marine Products records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the issue date and amortizes such amounts ratably over the vesting period of the shares. Marine Products recorded amortization of deferred compensation related to these restricted stock grants totaling approximately $750,000 in 2005, $294,000 in 2004 and $104,000 in 2003.

If Marine Products had accounted for the stock incentives in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the total fair value of awards granted under the plan would be amortized over the vesting period of the awards, and Marine Products’ reported net income and diluted net income per share would have been as follows:

Years ended December 31,	2005	2004	2003
(in thousands)
Net income (as reported)	$26,223	$23,743	$18,072
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	506	191	68
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,055)	(550)	(405)
Pro forma net income	$25,674	$23,384	$17,735
Pro forma income per share would have been as follows:
Basic — as reported	$0.69	$0.62	$0.47
Basic — pro forma	$0.68	$0.61	$0.47
Diluted — as reported	$0.65	$0.58	$0.45
Diluted — pro forma	$0.64	$0.57	$0.44

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

The Company did not grant any options during 2005 and has computed for pro forma disclosure purposes the value of all options granted during 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2005	2004	2003
Risk free interest rate	N/A	3.5%	1.1%
Expected dividend yield	N/A	0.9%	1.3%
Expected lives	N/A	7 years	7 years
Expected volatility	N/A	47-52%	33%

The total fair value of options granted to Marine Products employees was $422,000 in 2004 and $1,838,000 in 2003.

Stock Splits — All share and per share data appearing in the consolidated financial statements and related footnotes have been retroactively adjusted for the three-for-two stock splits effective March 10, 2005 and March 10, 2004.

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2005	2004
(in thousands)
Trade receivables	$3,249	$1,024
Other	471	118
Total	3,720	1,142
Less: Allowance for doubtful accounts	(58)	(60)
Net accounts receivable	$3,662	$1,082

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of amounts due from vendors for co-op advertising and rebates on engine purchases.

Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 51 of this report.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,	2005	2004
(in thousands)
Raw materials	$13,212	$12,768
Work in process	7,727	6,721
Finished goods	5,917	6,380
Total inventories	$26,856	$25,869

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation and consist of the following:

December 31,	Estimated Useful Lives	2005	2004
(in thousands)
Land	N/A	$ 495	$ 495
Buildings	20-39	16,120	16,010
Operating equipment and property	3-15	8,453	7,960
Furniture and fixtures	5-7	1,224	1,130
Vehicles	3-5	5,831	5,469
Gross property, plant and equipment		32,123	31,064
Less: accumulated depreciation		(14,871)	(12,702)
Net property, plant and equipment		$ 17,252	$ 18,362

Depreciation expense was $2,245,000 in 2005, $2,237,000 in 2004 and $2,162,000 in 2003.

NOTE 5: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. (“RPC”) in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $616,000 in 2005, $546,000 in 2004 and $496,000 in 2003. The Company’s directors are also directors of RPC and all of the executive officers with the exception of Mr. Lane are employees of both the Company and RPC. The Company paid $171,000 in 2003 to a division of RPC for the purchase, installation and service of overhead cranes.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through the date of the spin-off and responsibility for any adjustments as a result of audit by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action. In accordance with the agreement, RPC transferred approximately $19,000 in 2004 to the Company related to tax settlements. Subsequent to the spin-off, Marine Products and RPC file separate tax returns.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2005	2004
(in thousands)
Accrued payroll and related expenses	$2,185	$2,334
Accrued sales incentives and discounts	2,887	3,058
Accrued warranty costs	4,272	3,796
Deferred revenue	1,010	2,474
Other	1,237	1,339
Total accrued expenses and other liabilities	$11,591	$13,001

NOTE 7: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2005	2004	2003
(in thousands)
Current provision:
Federal	$ 11,958	$ 12,574	$ 8,295
State	682	833	407
Deferred (benefit) provision:
Federal	(1,862)	(678)	1,000
State	(107)	(106)	29
Total income tax provision	$ 10,671	$ 12,623	$ 9,731

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	1.3	1.3
Other	(6.9)	(1.6)	(1.3)
Effective tax rate	28.9%	34.7%	35.0%

Other includes the effect of the manufacturing deduction and a contingency adjustment.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2005	2004
(in thousands)
Deferred tax assets:
Warranty costs	$ 1,580	$ 1,403
Sales incentives and discounts	700	704
Self-insurance expense	134	61
Stock-based compensation	538	254
Pension expense	1,842	1,069
Payroll accrual	125	73
Advertising expense	207	241
Uniform capitalization	148	78
All others	172	157
Total deferred tax assets	5,446	4,040
Deferred tax liabilities:
Depreciation expense	(1,241)	(1,959)
All others	—	—
Total deferred tax liabilities	(1,241)	(1,959)
Net deferred tax assets	$ 4,205	$ 2,081

Total income tax payments, net of refunds, were $14,307,000 in 2005, $12,608,000 in 2004 and $9,751,000 in 2003. The Company currently does not have a valuation allowance because it has determined that all of the deferred tax assets are more likely than not to be realized based on future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following:

	Minimum Pension Liability	Unrealized Gain (Loss) on Securities	Total
(in thousands)
Balance at December 31, 2003	$(552)	$43	$(509)
Change during 2004:
Before-tax amount	(463)	19	(444)
Tax benefit	162	(6)	156
Reclassification adjustment, net of taxes	—	(107)	(107)
Total activity in 2004	(301)	(94)	(395)
Balance at December 31, 2004	$(853)	$(51)	$(904)
Change during 2005:
Before-tax amount	(324)	(63)	(387)
Tax benefit	146	23	169
Reclassification adjustment, net of taxes	—	24	24
Total activity in 2005	(178)	(16)	(194)
Balance at December 31, 2005	$(1,031)	$(67)	$(1,098)

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lawsuits — The Company is a defendant in certain lawsuits which allege that plaintiffs have been damaged as a result of the use of the Company’s products. The Company is vigorously contesting these actions. Management, after consultation with legal counsel, is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of Marine Products.

Dealer Floor-Plan Financing — To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. The maximum contractual obligation and the amount outstanding under these agreements, which expire in 2006 and 2007 was $4.0 million as of December 31, 2005. The Company has recorded the estimated fair value of this guarantee; at December 31, 2005, this amount is immaterial and did not change from the prior year.

Lease Obligation — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease and accordingly, the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $887,000 with accumulated depreciation of approximately $119,000. A liability equal to the estimated present value of the remaining lease obligation totaling $150,000 has been recorded and is included in other long-term liabilities on the consolidated balance sheet.

Income Taxes —  The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities consist primarily of the Company’s estimated liabilities for these probable assessments and totaled approximately $992,000 in 2005 and $1,559,000 in 2004.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Employment Agreements — The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $10,320,000 in 2005, $9,997,000 in 2004 and $7,240,000 in 2003 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 10: EMPLOYEE BENEFIT PLANS

Retirement Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service prior to 2002. In the first quarter of 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. These discretionary contributions are expected to be made over a seven year period beginning in 2002 to either a non-qualified Supplemental Executive Retirement Plan (“SERP”) established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expenses related to the enhanced benefits were $119,000 in 2005, $122,000 in 2004 and $126,000 in 2003.

Beginning late in 2002, the Company began permitting selected highly compensated employees to defer a portion of their compensation into the non-qualified SERP. The SERP assets are marked to market and as of December 31, 2005 and 2004 totaled approximately $3,686,000 and $1,949,000. The assets are reported in other assets on the balance sheet and changes related to the fair value of the SERP assets are included in selling, general and administrative expenses on the consolidated statement of income for 2005 and 2004. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as compensation cost in the statement of income.

The following table sets forth the funded status of the retirement income plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2005	2004
(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$4,403	$3,703
Service cost	—	—
Interest cost	251	240
Actuarial loss	336	515
Benefits paid	(73)	(55)
Benefit obligation at end of year	$ 4,917	$ 4,403
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$3,378	$2,604
Actual return on plan assets	175	198
Employer contribution	300	631
Benefits paid	(73)	(55)
Fair value of plan assets at end of year	$3,780	$3,378
Funded status	$(1,137)	$(1,025)
Unrecognized net loss	1,637	1,313
Net prepaid benefit cost	$500	$288

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2005 and 2004 have been disclosed above. The Company uses a December 31 measurement date for its qualified plan.

Marine Products’ funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Marine Products contributed $300,000 in 2005, $631,000 in 2004 and $25,000 in 2003.

Pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded pre-tax minimum pension liability adjustments of $324,000 in 2005 and $462,000 in 2004. As there were no previously unrecognized prior service costs as of December 31, 2005 and 2004, the full amount of the adjustments, net of related taxes, are reflected as a reduction to stockholders’ equity.

Amounts recognized in the consolidated balance sheets and reflected as pension liabilities consist of:

December 31,	2005	2004
(in thousands)
Net prepaid benefit cost	$(500)	$(288)
Minimum pension liability	1,637	1,313
SERP employer contributions	275	206
SERP employee deferrals	3,511	1,746
Net amount recognized	$4,923	$2,977

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2005	2004
(in thousands)
Service cost for benefits earned during the period	$ —	$ —
Interest cost on projected benefit obligation	251	240
Expected return on plan assets	(285)	(231)
Amortization of net loss	122	86
Net periodic benefit cost	$ 88	$ 95

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2005	2004
PROJECTED BENEFIT OBLIGATION:
Discount rate	5.500%	5.750%
Rate of compensation increase	N/A	N/A
NET BENEFIT COST:
Discount rate	5.750%	6.250%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

At December 31, 2005 and 2004, the Plan’s assets were comprised primarily of listed common stocks and U.S. Government and corporate securities. The plan’s weighted average asset allocation at December 31, 2005 and 2004 by asset category along with the target allocation for 2006 are as follows:

Asset Category	Target Allocation for 2006	Percentage of Plan Assets as of December 31, 2005	Percentage of Plan Assets as of December 31, 2004
Equity Securities	48.9%	48.3%	51.2%
Debt Securities — Core Fixed Income	27.2	28.7	29.5
Tactical — Fund of Equity and Debt Securities	5.4	2.6	2.7
Real Estate	5.4	5.4	5.1
Other	13.1	15.0	11.5
Total	100.0%	100.0%	100.0%

The Company’s investment strategy for its pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits in accordance with this plan. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual marketable securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $300,000 to the pension plan in 2006.

The Company estimates that the future benefits payable for the defined benefit plan over the next ten years are as follows: $96,000 in 2006, $108,000 in 2007, $201,000 in 2008, $216,000 in 2009, $224,000 in 2010 and $1,313,000 between 2011-2015.

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $149,000 in 2005, $149,000 in 2004 and $147,000 in 2003.

Stock Incentive Plan— During 2001, Marine Products adopted a 10 year Employee Stock Incentive Plan (“2001 Plan”) under which 3,000,000 shares of common stock had been reserved for issuance to Marine Products employees. In 2004, Marine Products adopted a new 10 year Employee Stock Incentive Plan (“2004 Plan”) under which 2,250,000 shares of common stock have been reserved for issuance. Both plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2005, 166,378 shares were available for grants under the 2001 Plan and 2,044,500 shares were available for grant under the 2004 Plan. All grants in 2005 were made under the 2001 Plan.

Stock Options— Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant except for grants of incentive stock options to owners of greater than 10 percent of the Company’s voting securities which must be made at 110 percent of the fair market value of the Company’s common stock. Options generally vest ratably over a period of five years and expire in 10 years, except to owners of greater than 10 percent of the Company’s voting securities, which expire in five years.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Transactions involving the Marine Products stock options were as follows:

	Total Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding December 31, 2002	2,888,004	$1.47	1,298,622	$ 0.82
Granted	760,500	4.61
Canceled	(4,050)	1.71
Exercised	(576,943)	1.00
Outstanding December 31, 2003	3,067,511	$2.34	1,269,260	$ 1.17
Granted	72,000	12.47
Canceled	(46,950)	4.47
Exercised	(565,047)	1.65
Outstanding December 31, 2004	2,527,514	$2.75	1,209,627	$ 1.55
Granted	-	-
Canceled	(39,902)	6.84
Exercised	(215,299)	2.77
Outstanding December 31, 2005	2,272,313	$2.67	1,376,141	$ 1.90

Options exercised during 2005 and 2004 include transactions that involved exchange of shares and cash. The fair value of shares tendered to exercise employee stock options totaled approximately $262,000 in 2005 and $168,000 in 2004 and have been excluded from the consolidated statements of cash flows. As of December 31, 2005, the options outstanding and the exercise prices together with the weighted average remaining contractual life are as follows:

Exercise Prices	Number of Options		Weighted Average Exercise Prices		Weighted Average Remaining Contractual Life
	Total	Exercisable	Total	Exercisable
$ 0.39	151,864	151,864	$0.39	$0.39	0.1 years
$ 0.66	83,536	83,536	0.66	0.66	1.1 years
$ 1.12	242,975	242,975	1.12	1.12	2.1 years
$ 0.61	326,510	326,510	0.61	0.61	3.1 years
$ 1.71	204,148	128,773	1.71	1.71	5.3 years
$ 2.67	573,230	169,133	2.67	2.67	6.1 years
$ 4.54 - 4.99	636,750	263,250	4.62	4.65	6.2 years
$ 12.47	53,300	10,100	12.47	12.47	8.3 years
	2,272,313	1,376,141	$2.67	$ 1.90	4.7 years

Restricted Stock— Marine Products has granted employees two forms of restricted stock; time lapse restricted and performance restricted. Time lapse restricted shares vest after certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has issued time lapse restricted shares that vest over ten years in prior years and in 2005 and 2004 issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over the six year period beginning on the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. Units granted under these restricted stock programs totaled 157,500 in 2005 and 157,500 in 2004; no units were granted in 2003. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

predetermined market prices of Marine Products’ common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive all dividends declared and also voting rights to the shares. There were no units earned and issued under these plans in 2005, 2004 and 2003. There were no forfeitures of shares in 2005, 2004 and 2003. Compensation cost on restricted shares is recorded at the fair market value on the date of issuance and amortized ratably over the respective vesting periods. Total weighted average value of restricted stock granted totaled approximately $2,465,000 in 2005, $1,964,000 in 2004 and $0 in 2003. As of December 31, 2005, there were 562,574 shares of unvested restricted stock outstanding. During 2004, 167,400 shares of restricted stock vested and were released to the employees; no restricted shares vested in 2005 or 2003. During 2004, the tax benefit aggregating $874,000 for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures— The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, December 31, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 25 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control as of December 31, 2005 and issued a report thereon which is included on page 26 of this report.

Changes in internal control over financial reporting— There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2006 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 12 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2006 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors Compensation, Committees and Meetings.” This information is incorporated herein by reference.

Code of Ethics

Marine Products has a Code of Business Conduct that applies to all employees. In addition, the Company has a Supplemental Code of Business Conduct and Ethics for directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company’s website at www.marineproductscorp.com. Copies are also available at no extra charge by writing to Attn.: Human Resources, Marine Products Corporation, 2170 Piedmont Road, NE, Atlanta, Georgia 30324.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will be included in the Marine Products Proxy Statement for its 2006 Annual Meeting of Stockholders, in the section titled “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2006 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Information regarding Marine Products’ equity compensation plans including plans approved by security holders and plans not approved by security holders will be included in the section titled, “Executive Compensation” in the Marine Products Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2006 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Public Accountants” in the Marine Products Proxy Statement for its 2006 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).

10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).

10.7	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.8	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.9	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

10.10	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.11	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.12	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

10.13	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

10.14	Summary of ‘at will’ compensation arrangements with the Executive Officers.

10.15	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on March 15, 2005).

10.16	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

(B) Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K filed on June 9,  2005).

3.2	Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on May 5, 2004).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).
10.2
Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on February 13, 2001).

10.3
Employee Benefits Agreement, dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on February 13, 2002).

10.4
Transition Support Services Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13, 2001).

10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).
10.7	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.8	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.9	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).
10.10	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.11	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.12	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.13	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.14	Summary of ‘at will’ compensation arrangements with the Executive Officers.
10.15	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on March 15, 2005).
10.16	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 15, 2005).
23.1	Consent of Grant Thornton LLP
23.2	Consent of Ernst & Young LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

Any schedules or exhibits not shown above have been omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation

/s/ Richard A. Hubbell
Richard A. Hubbell President and Chief Executive Officer March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard A. Hubbell Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2006

/s/ Ben M. Palmer Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

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
March 13, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)
	For the years ended December 31, 2005, 2004 and 2003
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2005 Allowance for doubtful accounts	$ 60	$ —	$ (2)	$58

Year ended December 31, 2004 Allowance for doubtful accounts	$ 67	$ —	$ (7)	$60

Year ended December 31, 2003 Allowance for doubtful accounts	$ 67	$ —	$ —	$67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders of Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Products Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  Schedule II for the years ended December 31, 2005 and 2004, listed in the Index is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marine Products Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006 expressed an unqualified opinion.

 /s/ Grant Thornton LLP

Atlanta, Georgia
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Marine Products Corporation and Subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2004, except for the matter discussed in the final paragraph of Note 1, as to which the date is March 11, 2005

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	First	Second	Third	Fourth
	(in thousands except per share data)
Restated for the three-for-two stock splits effective March 10, 2005 and March 10, 2004.
2005
Net sales	$72,586	$77,566	$65,032	$56,873
Gross profit	18,948	19,875	17,145	13,153
Net income	6,817	7,956	7,265	4,185
Earnings per share — basic (a)	0.18	0.21	0.19	0.11
Earnings per share — diluted (a)	0.17	0.20	0.18	0.11
2004
Net sales	$61,830	$64,775	$63,129	$62,684
Gross profit	15,723	16,971	17,117	15,775
Net income	5,646	6,396	6,244	5,457
Earnings per share — basic (a)	0.15	0.17	0.16	0.14
Earnings per share — diluted (a)	0.14	0.16	0.15	0.13

(a)  The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.