Form 10-Q
period 2006-03-31
MARINE PRODUCTS CORP
filed 2006-05-05
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code -- (404) 321-7910

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer [  ]  Accelerated filer [X]  Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

As of April 24, 2006, Marine Products Corporation had 38,043,543 shares of common stock outstanding.

Marine Products Corporation.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$44,350	$37,602
Marketable securities	1,681	1,323
Accounts receivable, net	5,836	3,662
Inventories	28,596	26,856
Income taxes receivable	989	2,528
Deferred income taxes	3,079	3,079
Prepaid expenses and other current assets	1,461	1,343
Total current assets	85,992	76,393
Property, plant and equipment, net	17,154	17,252
Goodwill	3,308	3,308
Marketable securities	5,573	5,893
Other assets	6,305	5,959
Total assets	$118,332	$108,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$8,366	$3,461
Accrued expenses	12,370	11,591
Total current liabilities	20,736	15,052
Pension liabilities	4,506	4,923
Other long-term liabilities	1,121	1,142
Total liabilities	26,363	21,117
Common stock	3,804	3,770
Capital in excess of par value	13,163	16,364
Retained earnings	76,102	72,192
Deferred compensation	-	(3,540)
Accumulated other comprehensive loss	(1,100)	(1,098)
Total stockholders' equity	91,969	87,688
Total liabilities and stockholders' equity	$118,332	$108,805

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2006	2005

Net sales	$69,957	$72,586
Cost of goods sold	53,139	53,638
Gross profit	16,818	18,948
Selling, general and administrative expenses	8,638	8,847
Operating income	8,180	10,101
Interest income	446	291
Income before income taxes	8,626	10,392
Income tax provision	2,850	3,575
Net income	$5,776	$6,817

Earnings per share
Basic	$0.15	$0.18
Diluted	$0.15	$0.17

Dividends per share	$0.050	$0.040

Average shares outstanding
Basic	37,309	38,602
Diluted	39,091	40,930

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
OPERATING ACTIVITES
Net income	$5,776	$6,817
Noncash charges (credits) to earnings:
Depreciation and amortization	909	735
Deferred income tax benefit	(133)	(323)
(Increase) decrease in assets:
Accounts receivable	(2,174)	(3,506)
Inventories	(1,740)	(3,320)
Prepaid expenses and other current assets	(118)	(940)
Income taxes receivable	1,539	885
Other non-current assets	(209)	(707)
Increase (decrease) in liabilities:
Accounts payable	4,905	3,814
Other accrued expenses	779	2,623
Other long-term liabilities	(438)	447
Net cash provided by operating activities	9,096	6,525

INVESTING ACTIVITIES
Capital expenditures	(430)	(163)
Net purchase of marketable securities	(45)	(2,319)
Net cash used for investing activities	(475)	(2,482)

FINANCING ACTIVITIES
Payment of dividends	(1,864)	(1,541)
Excess tax benefit for share based payments	235	0
Cash paid for common stock purchased and retired	(275)	(45)
Proceeds received upon exercise of stock options	31	89
Net cash used for financing activities	(1,873)	(1,497)

Net increase in cash and cash equivalents	6,748	2,546
Cash and cash equivalents at beginning of period	37,602	46,615
Cash and cash equivalents at end of period	$44,350	$49,161

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	EARNINGS PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128, “Earnings Per Share,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. A reconciliation of weighted average shares outstanding is as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended March 31
	2006	2005

Net income	$5,776	$6,817
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	37,309	38,602
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	1,782	2,328
Adjusted weighted average shares outstanding	39,091	40,930
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.15	$0.18
Diluted	$0.15	$0.17

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The recent accounting pronouncements previously reported on the Company’s Form 10-K for the year ended December 31, 2005 is incorporated herein by reference. As disclosed on the 10-K, the Company adopted the following standards in the first quarter of 2006 with no material impact on the Company’s consolidated results of operation and financial condition:

•	SFAS 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4”
•	SFAS 154, “Accounting changes and error correction”

In addition, the Company adopted SFAS 123R, “Share-Based Payment” in the first quarter of 2006. See Note 5, “Stock-based compensation” for additional information.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated results of operation and financial condition.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated results of operation and financial condition.

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

(in thousands)	Three months ended March 31
	2006	2005

Net income as reported	$5,776	$6,817
Change in unrealized (loss) on marketable securities, net of taxes	(2)	(35)
Comprehensive income	$5,774	$6,782

5.	STOCK-BASED COMPENSATION

The Company has granted various stock awards to employees under two stock incentive plans (the “Plans”) that were approved by shareholders in 2001 and 2004. The Company reserved a total of 5,250,000 shares of common stock under both the Plans each of which expires 10 years from approval. The Plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock, which are discussed in detail below. As of March 31, 2006, 2,072,453 shares were available for grants.

On January 1, 2006, the Company adopted the provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123R also requires that cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to January 1, 2006, the Company provided the disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosures”, and accounted for all of its stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method prescribed therein. Accordingly, the Company did not recognize compensation expense for options granted since the exercise price was the same as the market price of the shares on the date of grant. Compensation cost on the restricted stock was recorded as deferred compensation in stockholders’ equity based on the fair market value of the shares on the date of issuance and amortized ratably over the respective vesting period. Forfeitures related to restricted stock were previously accounted for as they occurred.

As permitted by SFAS 123R, the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, the Company will recognize compensation expense for the unvested portion of stock options outstanding over the remainder of the service period. The compensation cost recorded for these stock options is based on their fair value at grant date as calculated for pro forma disclosures required by SFAS 123. Additionally we have recognized estimated forfeitures in the computation of compensation expense related to restricted shares.

Pre-tax cost of stock-based employee compensation was $381,000 ($284,000 after tax effect) for the three months ended March 31, 2006. As a result of the adoption of SFAS 123R, the financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

(In thousands)	Three months ended March 31, 2006

Earnings before income taxes	$144

Net earnings	$134

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2006, there was no impace to diluted earnings per share due to the incremental expense disclosed above, however, basic earnings per share decreased from $0.16 to $0.15.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three-month period ended March 31, 2005:

Three months ended
(In thousands except per share data)	March 31, 2005

Net income - as reported	$6,817
Add: Stock-based employee compensation cost, previously included in reported net income, net of related tax effect	167
Deduct: Stock-based employee compensation cost, computed using the Black-Scholes option pricing model, for all awards, net of related tax effect	(257)
Pro forma net income	$6,727
Earnings per share, as reported
Basic	$0.18
Diluted	$0.17

Pro forma earnings per share
Basic	$0.17
Diluted	$0.16

Stock Options

Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant except for grants of incentive stock options to owners of greater than 10 percent of the Company’s voting securities which must be made at 110 percent of the fair market value of the Company’s common stock. Options generally vest ratably over a period of five years and expire in 10 years, except for grants of incentive stock options to owners of greater than 10 percent of the Company’s voting securities, which expire in five years.

The Company has not granted stock options since 2004. The fair value of outstanding options was estimated as of the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions involving Marine Products stock options for the three months ended March 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2006	2,272,313	$2.67	4.7years
Granted	0	0	n/a
Exercised	(240,913)	$1.27	n/a
Forfeited	(9,825)	$7.20	n/a
Expired	0	0	n/a
Outstanding at March 31, 2006	2,021,575	$2.82	4.7 years	$16,516,267
Exercisable at March 31, 2006	1,429,827	$2.41	4.1 years	$12,267,916

The total intrinsic value of share options exercised was approximately $2,300,000 during the three months ended March 31, 2006 and approximately $2,100,000 during the three months ended March 31, 2005. There were no tax benefits associated with the exercise of stock options during the three months ended March 31, 2006 and 2005, since all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The Company has granted employees two forms of restricted stock: time lapse restricted and performance restricted. Time lapse restricted shares vest after a stipulated number of years from the grant date, depending on the terms of the issue. Time lapse restricted shares issued in years 2003 and prior vest after ten years. Time lapse restricted shares issued in 2005 and 2004 vest in 20 percent increments annually starting with the second anniversary of the grant, over six years from the date of grant. Grantees receive dividends declared and retain voting rights for the granted shares. The performance restricted shares are granted, but not earned and issued until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of Marine Products’ common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive dividends declared and voting rights to the shares.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2006	459,374	$10.24
Granted	153,000	$11.24
Vested	(13,683)	$1.22
Forfeited	(4,750)	$12.21
Non-vested shares at March 31, 2006	593,941	$10.69

The total fair value of shares vested was approximately $679,000 during the three months ended March 31, 2006 and $0 during the three months ended March 31, 2005. The tax benefit for compensation tax deductions in excess of compensation expense aggregating $235,000 was credited to capital in excess of par value during the three months ended March 31, 2006 and $0 during the three months ended March 31, 2005. This excess tax deduction is classified as a financing cash flow during the three months ended March 31, 2006 in accordance with SFAS123R.

Other Information

As of March 31, 2006, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,022,000 and was eliminated against capital in excess of par value as required by SFAS 123R. This cost is expected to be recognized over a weighted-average period of 3.7 years.  As of March 31, 2006 total unrecognized compensation cost related to non-vested stock options was approximately $861,000 and is expected to be recognized over a weighted-average periof of 1.6 years.

Cash proceeds from options exercised totaled approximately $31,000 during the three months ended March 31, 2006 and approximately $89,000 during the three months ended March 31, 2005. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $275,000 during the three months ended March 31, 2006 and approximately $264,000 during the three months ended March 31, 2005 and has been excluded from the consolidated statements of cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs
The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the three months ended March 31, 2006 and 2005 is as follows:

(in thousands)	2006	2005
Balances at beginning of year	$4,272	$3,796
Less: Payments made during the period	(2,068)	(1,312)
Add: Warranty accruals during the period	897	1,102
Changes to warranty accruals issued in prior periods	352	147
Balances at March 31	$3,453	$3,733

Repurchase Obligations
The Company is a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers. The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of March 31, 2006, the maximum contractual obligation and the amounts outstanding under these agreements, which expire in 2006 and 2007, totaled approximately $4.0 million. The Company records the estimated fair value of the guarantee; at March 31, 2006, this amount was immaterial.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS 131 are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2006	December 31, 2005
Raw materials and supplies	$15,671	$13,212
Work in process	6,613	7,727
Finished goods	6,312	5,917
Total inventories	$28,596	$26,856

9.	INCOME TAXES

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

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

(in thousands)	Three months ended March 31
	2006	2005
Service cost	$-	$-
Interest cost	61	63
Expected return on plan assets	(85)	(71)
Amortization of:
Unrecognized net (gains) and losses	27	30
Net periodic benefit cost	$3	$22

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended March 31, 2006, the Company contributed $700,000 to the multiple employer pension plan to achieve its funding objectives. The Company had disclosed an expected contribution of $300,000 in the Form 10-K for the year ended December 31, 2005. The Company does not currently expect to make any additional contributions to this plan in 2006.

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

The discussion on business and financial strategies of the Company set forth under the heading Overview in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

We reduced our production levels during the fourth quarter of 2005 in response to our concerns about dealer and consumer demand for our products caused by the hurricanes that occurred in the third and fourth quarters, which resulted in higher fuel prices and declining consumer sentiment regarding the attractiveness of recreational boating. In the first quarter of 2006, our production levels were slightly lower than the levels during the first quarter of 2005. The impact of this decrease was partially offset by an increase in average selling prices due to the change in model mix to more of the larger models. Gross profit margin as a percentage of net sales decreased approximately 2.1 basis points compared to the first quarter of 2005. This decline was primarily due to higher raw material costs, specifically petroleum based products such as resin, vinyl and foam, and higher component costs such as engines. At the end of the quarter, our unit backlog was slightly higher than at this time last year due to lower dealer inventories and the strong demand experienced for several of our 2006 models.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2006 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

Marine Products experienced a stronger than expected winter boat show season, and the demand for many of our larger 2006 models has been strong. The Company also believes that there is some additional demand as boat owners whose boats were destroyed in Hurricanes Katrina, Rita and Wilma are purchasing replacement boats. Due to these factors as well as continued strong indications of dealer demand, the Company has recently increased its production levels from the low levels of the fourth quarter of 2005. As we operate in the height of the retail selling season and prepare to introduce our 2007 models, we will continue to monitor dealer inventories and backlog, as well as any signs of declining consumer confidence due to high fuel prices or other factors. We continue to attempt to manage the rising cost of raw materials, which have negatively impacted our margins, through model year price increases to our dealers and effective management of our purchasing processes.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2006 and 2005 follow:

($ in thousands)	Three months ended March 31
	2006	2005
Total number of boats sold	1,654	2,049
Average gross selling price per boat	$41.8	$35.9
Net sales	$69,957	$72,586
Percentage of cost of goods sold to net sales	76.0%	73.9%
Gross profit margin percent	24.0%	26.1%
Percentage of selling, general and administrative expense to net sales	12.3%	12.2%
Operating income	$8,180	$10,101
Warranty expense	$1,249	$1,249

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net sales for the three months ended March 31, 2006 decreased $2.6 million or 3.6 percent compared to the comparable period in 2005. The change in net sales was comprised of a 16.4 percent increase in average gross selling price per boat and an increase in parts and accessories sales and a 19.3 percent decrease in the number of boats sold. The increase in average selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2006 model year, which began in July 2005, and to a lesser extent, a price increase of approximately one percent that took effect in January 2005 to offset the higher cost of materials.

Cost of goods sold for the three months ended March 31, 2006 was $53.1 million compared to $53.6 million for the comparable period in 2005, a decrease of $0.5 million or 0.9 percent. Cost of goods sold, as a percentage of net sales, increased primarily due to increases in the cost of certain materials and components.

Selling, general and administrative expenses for the three months ended March 31, 2006 were $8.6 million compared to $8.8 million for the comparable period in 2005, a decrease of $0.2 million or 2.4 percent. The decrease in selling, general and administrative expenses was primarily due to lower incentive compensation expense consistent with lower profitability. Warranty expense was 1.8 percent of net sales for the three months ended March 31, 2006 compared to 1.7 percent in the prior year.

Operating income for the three months ended March 31, 2006 decreased $1.9 million or 19.0 percent compared to the comparable period in 2005. Operating income was lower due to lower sales and gross profit margin percent.

Interest income was $0.4 million during the three months ended March 31, 2006 compared to $0.3 million for the comparable period in 2005. This increase resulted primarily from higher returns on our short term maturities due to rising interest rates during the period on the overnight and marketable securities in which Marine Products invests its available cash balances compared to the first quarter of 2005, partially offset by a decrease in investable balances in the first quarter of 2006.

Income tax provision for the three months ended March 31, 2006 reflects an effective tax rate of 33.0 percent, compared to 34.4 percent for the comparable period in the prior year. The income tax provision of $5.8 million was $1.0 million or 15.3 percent lower than the income tax provision of $6.8 million for the comparable period in 2005.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalent at March 31, 2006 were $44.4 million.  The following table sets forth the historical cash flows for:

(in thousands)	Three months ended March 31,
	2006	2005
Net cash provided by operating activities	$9,096	$6,525
Net cash used for investing activities	(475)	(2,482)
Net cash used for financing activities	$(1,873)	$(1,497)

Cash provided by operating activities for the three months ended March 31, 2006 increased approximately $2.6 million compared to the comparable period in 2005. Despite lower net income in the first three months of 2006 compared to the comparable period in 2005, cash provided by operating activities increased due to lower working capital requirements, primarily decreased accounts receivable due to timing of payments, lower inventories due to lower production levels, decrease in other accrued expenses caused by lower incentive accruals as a result of decreased sales and profitability and higher accounts payable due to the timing of payments.

Cash used for investing activities for the three months ended March 31, 2006 decreased approximately $2.0 million compared to the comparable period in 2005, resulting primarily from decreased net purchases of non-current marketable securities.

Cash used for financing activities for the three months ended March 31, 2006 increased approximately $0.4 million primarily due to an increase in the cash dividend paid per common share, slight increase in repurchases of common shares, partially offset by excess tax benefit for share based payments in connection with the vesting of employee restricted stock.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2006 will be approximately $4.0 million, of which $0.4 million has been spent through March 31, 2006.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company contributed $0.7 million to the multiple employer pension plan in the first quarter of 2006 to achieve its funding objectives. The Company had disclosed an expected contribution of $0.3 million in the Form 10-K for the year ended December 31, 2005. The Company does not currently expect to make any additional contributions to this plan in 2006.

On January 24, 2006, the Board of Directors approved a quarterly cash dividend per common share of $0.05. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 2,543,534 shares in the open market pursuant to an April 2001 resolution of the Board of Directors that authorized the repurchase of up to 2,250,000 shares and a resolution in September 2005 that authorized the repurchase of an additional 3,000,000 shares. As of March 31, 2006, the Company can purchase 2,706,466 additional shares under these programs. Details regarding the shares repurchased during the first quarter of 2006 have been disclosed in Part II, Item 2 of this document.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section below titled Off Balance Sheet Arrangements for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2006 and 2005.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats capped at the lender level. As of March 31, 2006, the maximum contractual obligation to the lenders and the amount outstanding under these agreements, which expire in 2006 and 2007, totaled approximately $4.0 million. The Company has recorded the estimated fair value of this guarantee; at March 31, 2006, this amount is immaterial and did not change from the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

During the first quarter of 2006, the Company successfully redistributed all of the boats that a dealer had defaulted on in the fourth quarter of 2005, among existing and replacement dealers and there was no material impact on expenses or sales related to this default event.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company reimbursed RPC for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.2 million in the three months ended March 31, 2006 and approximately $0.2 million in the three months ended March 31, 2005.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.   There have been no significant changes in the critical accounting policies since year-end.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

Recently, the Company has experienced an increase in certain material and component costs. The Company responded to this increase in costs by instituting price increases effective during 2005, and in early 2006. These price increases did not fully absorb the increased material costs for the quarter ended March 31, 2006 and therefore negatively impacted the gross margin percent. We anticipate, with continued high commodity prices, energy prices and petroleum based products that the price of materials will continue to increase. If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing product prices.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include without limitation, statements that relate to the Company’s business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for continued growth, ability to effect future price increases, estimates regarding boat repurchase obligations, estimated capital expenditures, estimated pension contributions, future dividends, the impact of SFAS 155 and SFAS 156 and the Company's beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the Company's performance in the future. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following:  possible decreases in the level of consumer confidence impacting discretionary spending, the possibility that boat owners will not buy replacement boats as expected, increased interest rates, continued increases in fuel prices, the Company's inability to offset anticipated production decreases with increased average selling prices and cost reductions, changes in consumer preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, and competition from other boat manufacturers and dealers. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2005. The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2006, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of March 31, 2006, the Company’s investment portfolio, totaling approximately $51.6 million and comprised of United States Government, corporate backed obligations, asset backed securities and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Marine Products has not experienced any material changes in market risk exposures or how those risks are managed since the end of fiscal year 2005, and currently expects no such changes through the end of the year.

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

As of the end of the period covered by this report, March 31, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Marine Products during the three months ended March 31, 2006 were as follows:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 January 1, 2006 to January 31, 2006	22,252	(2)	$ 10.76	-	2,706,466

Month #2 February 1, 2006 to February 28, 2006	24,426	(3)	$ 10.77	-	2,706,466

Month #3 March 1, 2006 to March 31, 2006	4,517	(4)	$ 10.68	-	2,706,466

Totals	51,195		$ 10.76	-	2,706,466

(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. A total of 2,543,534 shares have been repurchased through March 31, 2006. The programs do not have predetermined expiration dates.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(2)
Represents 5,494 shares tendered at an average price of $10.78 per share in connection with the exercise of stock options and 16,758 shares tendered at an average price of $10.76 for withholding taxes related to the release of restricted shares.

(3)
Represents 20,236 shares tendered at an average price of $10.68 per share in connection with the exercise of stock options and 4,190 shares tendered at an average price of $11.20 for withholding taxes related to the release of restricted shares.

(4)	Represents shares tendered for withholding taxes related to the release of restricted shares.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

10.1
Summary of compensation arrangements with executive officers (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

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

MARINE PRODUCTS CORPORATION

Date: May 8, 2006	By:	/s/ Richard A. Hubbell

Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2006	By:	/s/ Ben M. Palmer

Ben M. Palmer Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)