Form 10-Q
period 2006-06-30
MARINE PRODUCTS CORP
filed 2006-08-07
CIK 1129155

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of July 25, 2006, Marine Products Corporation had 38,024,112 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$44,165	$37,602
Marketable securities	379	1,323
Accounts receivable, net	7,819	3,662
Inventories	33,677	26,856
Income taxes receivable	1,157	2,528
Deferred income taxes	2,954	3,079
Prepaid expenses and other current assets	1,636	1,343
Total current assets	91,787	76,393
Property, plant and equipment, net	17,154	17,252
Goodwill	3,308	3,308
Marketable securities	5,850	5,893
Deferred income taxes	1,051	1,126
Other assets	4,964	4,833
Total assets	$124,114	$108,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$9,600	$3,461
Accrued expenses	12,880	11,591
Total current liabilities	22,480	15,052
Pension liabilities	4,485	4,923
Other long-term liabilities	492	1,142
Total liabilities	27,457	21,117
Common stock	3,805	3,770
Capital in excess of par value	13,467	16,364
Retained earnings	80,489	72,192
Deferred compensation	-	(3,540)
Accumulated other comprehensive loss	(1,104)	(1,098)
Total stockholders' equity	96,657	87,688
Total liabilities and stockholders' equity	$124,114	$108,805

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2006	2005	2006	2005

Net sales	$71,739	$77,566	$141,696	$150,152
Cost of goods sold	55,603	57,691	108,742	111,329
Gross profit	16,136	19,875	32,954	38,823
Selling, general and administrative expenses	8,437	8,989	17,075	17,836
Operating income	7,699	10,886	15,879	20,987
Interest income	588	370	1,034	661
Income before income taxes	8,287	11,256	16,913	21,648
Income tax provision	1,998	3,300	4,848	6,875
Net income	$6,289	$7,956	$12,065	$14,773

Earnings per share
Basic	$0.17	$0.21	$0.32	$0.38
Diluted	$0.16	$0.20	$0.31	$0.36

Dividends per share	$0.050	$0.040	$0.100	$0.080

Average shares outstanding
Basic	37,414	38,520	37,361	38,561
Diluted	38,976	40,631	39,049	40,797

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITES
Net income	$12,065	$14,773
Noncash charges (credits) to earnings:
Depreciation and amortization	1,842	1,509
Deferred income tax provision (benefit)	204	(1,024)
(Gain)/loss on sale of equipment and property	(2)	0
(Increase) decrease in assets:
Accounts receivable	(4,157)	(4,369)
Inventories	(6,821)	(5,872)
Prepaid expenses and other current assets	(293)	(426)
Income taxes receivable	1,371	575
Other non-current assets	(131)	(1,723)
Increase (decrease) in liabilities:
Accounts payable	6,773	1,764
Other accrued expenses	655	4,127
Other long-term liabilities	(1,088)	1,062
Net cash provided by operating activities	10,418	10,396

INVESTING ACTIVITIES
Capital expenditures	(986)	(489)
Procceds from sale of assets	25	0
Net sales (purchases) of marketable securities	977	(5,142)
Net cash provided by (used for) investing activities	16	(5,631)

FINANCING ACTIVITIES
Payment of dividends	(3,767)	(3,082)
Excess tax benefit for share-based payments	295	0
Cash paid for common stock purchased and retired	(559)	(7,295)
Proceeds received upon exercise of stock options	160	300
Net cash used for financing activities	(3,871)	(10,077)

Net increase (derease) in cash and cash equivalents	6,563	(5,312)
Cash and cash equivalents at beginning of period	37,602	46,615
Cash and cash equivalents at end of period	$44,165	$41,303

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005

Net income	$6,289	$7,956	$12,065	$14,773
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	37,414	38,520	37,361	38,561
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	1,562	2,111	1,688	2,236
Adjusted weighted average shares outstanding	38,976	40,631	39,049	40,797
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.17	$0.21	$0.32	$0.38
Diluted	$0.16	$0.20	$0.31	$0.36

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The recent accounting pronouncements previously reported on the Company’s Form 10-K for the year ended December 31, 2005 is incorporated herein by reference. As disclosed on the 10-K, the Company adopted the following standards in the first quarter of 2006 with no material impact on the Company’s consolidated results of operation and financial condition:

•	SFAS 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4,” and
•	SFAS 154, “Accounting changes and error correction”

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

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48.

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income as reported	$6,289	$7,956	$12,065	$14,773
Change in unrealized gain (loss) on marketable securities, net of taxes and reclassification adjustments	(4)	26	(6)	(9)
Comprehensive income	$6,285	$7,982	$12,059	$14,764

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

The Company has granted various stock awards to employees under two stock incentive plans (the “Plans”) that were approved by shareholders in 2001 and 2004. The Company reserved a total of 5,250,000 shares of common stock under both the Plans each of which expires 10 years from approval. The Plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock, which are discussed in detail below. As of June 30, 2006, shares totaling 2,080,128 were available for grants.

On January 1, 2006, the Company adopted the provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123R also requires that cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

Prior to January 1, 2006, the Company provided the disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosures,” and accounted for all of its stock-based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method prescribed therein. Accordingly, the Company did not recognize compensation expense for options granted since the exercise price was the same as the market price of the shares on the date of grant. Compensation cost on the restricted stock was recorded as deferred compensation in stockholders’ equity based on the fair market value of the shares on the date of issuance and amortized ratably over the respective vesting period. Forfeitures related to restricted stock were previously accounted for as they occurred.

As permitted by SFAS 123R, the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, the Company will recognize compensation expense for the unvested portion of stock options outstanding over the remainder of the service period. The compensation cost recorded for these stock options is based on their fair value at grant date less the cost of estimated forfeitures as calculated for pro forma disclosures required by SFAS 123.

The pre-tax stock-based employee compensation expense was approximately $400,000 ($292,000 after tax effect) for the three months ended June 30, 2006 and approximately $781,000 ($576,000 after tax effect) for the six months ended June 30, 2006. As a result of the adoption of SFAS 123R, the financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Three months ended June 30, 2006	Six months ended June 30, 2006

Earnings before income taxes	$133	$277

Net earnings	$123	$257

The impact on basic and diluted earnings per share due to the incremental expense disclosed above for the three and six months ended June 30, 2006 were as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006

Basic Earnings Per Share	$0.00	($0.01)

Diluted Earnings Per Share	$0.00	($0.01)

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005:

	Three months ended	Six months ended
(In thousands except per share data)	June 30, 2005	June 30, 2005

Net income - as reported	$7,956	$14,773
Add: Stock-based employee compensation cost, previously included in reported net income, net of related tax effect	125	228
Deduct: Stock-based employee compensation cost, computed using the Black-Scholes option pricing model, for all awards, net of related tax effect	(215)	(408)
Pro forma net income	$7,866	$14,593

Earnings per share, as reported
Basic	$0.21	$0.38
Diluted	$0.20	$0.36

Pro forma earnings per share
Basic	$0.20	$0.38
Diluted	$0.19	$0.36

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Transactions involving Marine Products stock options for the six months ended June 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2006	2,272,313	$2.67	4.7 years
Granted	-	-	-
Exercised	(296,798)	$1.54	N/A
Forfeited	(10,500)	$6.85	N/A
Expired	-	-	-
Outstanding at June 30, 2006	1,965,015	$2.82	4.4 years	$13,578,254
Exercisable at June 30, 2006	1,447,967	$2.37	3.8 years	$10,657,037

The total intrinsic value of share options exercised was approximately $2,700,000 during the six months ended June 30, 2006 and approximately $3,137,000 during the six months ended June 30, 2005. There were no tax benefits associated with the exercise of stock options during the six months ended June 30, 2006 and 2005, since all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2006	562,574	$8.79
Granted	153,000	$11.24
Vested	(94,870)	$5.07
Forfeited	(17,750)	$12.66
Non-vested shares at June 30, 2006	602,954	$9.88

The total fair value of shares vested was approximately $1,267,000 during the six months ended June 30, 2006 and $0 during the six months ended June 30, 2005. The tax benefit for compensation tax deductions in excess of compensation expense aggregating $295,000 was credited to capital in excess of par value during the six months ended June 30, 2006 and $0 during the six months ended June 30, 2005. This excess tax deduction is classified as a financing cash flow during the six months ended June 30, 2006 in accordance with SFAS123R.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of June 30, 2006, total unrecognized compensation cost related to non-vested restricted shares was approximately $4,755,000 and was eliminated against capital in excess of par value as required by SFAS 123R. This cost is expected to be recognized over a weighted-average period of 3.6 years. As of June 30, 2006, total unrecognized compensation cost related to non-vested stock options was approximately $726,000 and is expected to be recognized over a weighted average period of 1.4 years.

Cash proceeds from options exercised totaled approximately $160,000 during the six months ended June 30, 2006 and approximately $300,000 during the six months ended June 30, 2005. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $297,000 during the six months ended June 30, 2006 and approximately $264,000 during the six months ended June 30, 2005 and has been excluded from the consolidated statements of cash flows.

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs
The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the six months ended June 30, 2006 and 2005 is as follows:

(in thousands)	2006	2005
Balances at beginning of year	$4,272	$3,796
Less: Payments made during the period	(3,433)	(2,223)
Add: Warranty accruals during the period	2,545	2,553
Changes to warranty accruals issued in prior periods	343	7
Balances at June 30	$3,727	$4,133

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Obligations
The Company is a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers. The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of June 30, 2006, the maximum contractual obligation and the amounts outstanding under these agreements, which expire in 2006 and 2007, totaled approximately $3.6 million. The Company records the estimated fair value of the guarantee; at June 30, 2006, this amount was immaterial.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS 131 are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2006	December 31, 2005
Raw materials and supplies	$18,052	$13,212
Work in process	6,840	7,727
Finished goods	8,785	5,917
Total inventories	$33,677	$26,856

9.	INCOME TAXES

During the three months ended June 30, 2006, the Company reduced its estimated tax liabilities by $788,000 in connection with the successful resolution of tax audits.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$-	$-
Interest cost	61	63	122	126
Expected return on plan assets	(85)	(71)	(170)	(142)
Amortization of:
Unrecognized net (gains) and losses	27	30	54	60
Net periodic benefit cost	$3	$22	$6	$44

During 2006 the Company contributed $700,000 to the multiple employer pension plan to achieve its funding objectives. The Company does not currently expect to make any additional contributions to this plan in 2006.

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

We reduced our production levels during the fourth quarter of 2005 in response to our concerns about dealer and consumer demand for our products caused by the hurricanes that occurred in the third and fourth quarters, which resulted in higher fuel prices and declining consumer sentiment regarding the attractiveness of recreational boating. In the second quarter of 2006, our production levels were slightly lower than the levels during the second quarter of 2005. The impact of this decrease was partially offset by an increase in average selling prices due to the change in model mix to build more of the larger models the demand for which has been fairly steady. Gross profit margin as a percentage of net sales decreased approximately 3.1 basis points compared to the second quarter of 2005. This decline was primarily due to higher costs of raw materials and accessories costs, specifically petroleum based products such as resin, vinyl and foam, and production inefficiencies due to lower unit production volumes. At the end of the quarter, our unit backlog was slightly higher than at this time last year due to lower dealer inventories and the strong demand experienced for several of our 2006 models.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2006 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

The Company’s production levels have increased from the low levels of the fourth quarter of 2005 and are relatively the same as the first quarter of 2006. The Company will be introducing the 2007 models in the dealer conferences scheduled for the third quarter of 2006. The Company will continue to monitor dealer inventories and backlog, as well as any signs of declining consumer confidence due to high fuel prices or other factors. We continue to attempt to manage the rising cost of raw materials, which have negatively impacted our margins, through model year price increases to our dealers and effective management of our purchasing processes. For the model year 2007 that begins on July 1, 2006, the Company will institute further price increases to attempt to mitigate the impact of rising costs on its margins. The effect of this price increase can adversely affect consumers’ decisions relating to recreational boating purchases.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2006 and 2005 follow:

($ in thousands)	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005

Total number of boats sold	1,620	2,083	3,368	4,132
Average gross selling price per boat	$43.7	$37.3	$41.5	$36.6
Net sales	$71,739	$77,566	$141,696	$150,152
Percentage of cost of goods sold to net sales	77.5%	74.4%	76.7%	74.1%
Gross profit margin percent	22.5%	25.6%	23.3%	25.9%
Percentage of selling, general and administrative expense to net sales	11.8%	11.6%	12.1%	11.9%
Operating income	$7,699	$10,886	$15,879	$20,987
Warranty expense	$1,639	$1,304	$2,888	$2,560

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net sales for the three months ended June 30, 2006 decreased $5.8 million or 7.5 percent compared to the comparable period in 2005. The change in net sales was comprised of a 17.2 percent increase in average gross selling price per boat and an increase in parts and accessories sales and a 22.2 percent decrease in the number of boats sold. The increase in average selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2006 model year, which began in July 2005, and to a lesser extent, a price increase of approximately one percent that took effect in January 2006 to offset the higher cost of materials.

Cost of goods sold for the three months ended June 30, 2006 was $55.6 million compared to $57.7 million for the comparable period in 2005, a decrease of $2.1 million or 3.6 percent. Cost of goods sold, as a percentage of net sales, increased primarily due to increases in the cost of certain materials and components, and production inefficiencies due to lower production volumes.

Selling, general and administrative expenses for the three months ended June 30, 2006 were $8.4 million compared to $9.0 million for the comparable period in 2005, a decrease of $0.6 million or 6.1 percent. The decrease in selling, general and administrative expenses was primarily due to lower incentive compensation expense consistent with lower profitability. Warranty expense was 2.3 percent of net sales for the three months ended June 30, 2006 compared to 1.7 percent in the prior year. The increase was attributable to recent claims experience.

Operating income for the three months ended June 30, 2006 decreased $3.2 million or 29.3 percent compared to the comparable period in 2005. Operating income was lower due to lower sales and gross profit margin percent.

Interest income was $0.6 million during the three months ended June 30, 2006 compared to $0.4 million for the comparable period in 2005. This increase resulted primarily from higher returns on our short term maturities due to rising interest rates during the period, coupled with an increase in investable balances in the second quarter of 2006 compared to the prior year.

Income tax provision for the three months ended June 30, 2006 reflects an effective tax rate of 24.1 percent, compared to 29.3 percent for the comparable period in the prior year. Both periods include adjustments to reduce tax liabilities. The adjustment in the second quarter of 2006 of $0.8 million was due to the successful resolution of tax audits and the adjustment of $0.4 million in the second quarter of 2005 resulted from tax return amendments. The income tax provision of $2.0 million was $1.3 million or 39.5 percent lower than the income tax provision of $3.3 million for the comparable period in 2005.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net sales for the six months ended June 30, 2006 decreased $8.5 million or 5.6 percent compared to the comparable period in 2005. The change in net sales was comprised of a 13.4 percent increase in average gross selling price per boat and an increase in parts and accessories sales and an 18.5 percent decrease in the number of boats sold. The increase in average selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2006 model year, which began in July 2005, and to a lesser extent, a price increase of approximately one percent that took effect in January 2006 to offset the higher cost of materials

Cost of goods sold for the six months ended June 30, 2006 was $108.7 million compared to $111.3 million for the comparable period in 2005, a decrease of $2.6 million or 2.3 percent. The decrease in cost of goods sold was primarily due to decreases in sales. Cost of goods sold, as a percentage of net sales, was slightly higher in 2006 than the comparable period in 2005, principally due to higher cost of raw materials and components, and production inefficiencies due to lower unit production volumes.

Selling, general and administrative expenses for the six months ended June 30, 2006 were $17.1 million compared to $17.8 million for the comparable period in 2005, a decrease of $0.7 million or 4.3 percent. The decrease in selling, general and administrative expenses was primarily due to incremental costs that vary with sales and profitability, such as incentive compensation. Warranty expense was 2.0 percent of net sales for the six months ended June 30, 2006 compared to 1.7 percent in the prior year. The increase was attributable to recent claims experience.

Operating income for the six months ended June 30, 2006 decreased $5.1 million or 24.3 percent compared to the comparable period in 2005. Operating income was lower due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses during the period, as discussed above.

Interest income was $1.0 million during the six months ended June 30, 2006 compared to $0.7 million for the comparable period in 2005, an increase of $0.3 million or 56.4 percent. This increase resulted primarily from higher returns during the period on the overnight and marketable securities in which Marine Products invests its available cash balances compared to the comparable period in 2005. The higher interest income during 2006 also resulted from increased balances of investable cash during the period compared to the prior year.

Income tax provision for the six months ended June 30, 2006 reflects an effective tax rate of 28.6 percent, compared to 31.8 percent for the six months ended June 30, 2005. For the six months ended June 30, 2006, the tax adjustment was $0.8 million compared to $0.4 million for the six months ended June 30, 2005, as discussed earlier. The income tax provision of $4.8 million was $2.0 million or 29.5 percent lower than the income tax provision of $6.9 million for the comparable period in 2005.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2006 were $44.2 million. The following table sets forth the historical cash flows for:

(in thousands)	Six months ended June 30,
	2006	2005

Net cash provided by operating activities	$10,418	$10,396
Net cash provided by (used for) investing activities	16	(5,631)
Net cash used for financing activities	$(3,871)	$(10,077)

Cash provided by operating activities for the six months ended June 30, 2006 was substantially unchanged from the comparable period in 2005. Despite lower net income in the first six months of 2006 compared to the comparable period in 2005, cash provided by operating activities increased due to lower working capital requirements, primarily decreased accounts receivable and higher accounts payable due to the timing of payments offset by higher inventories and decrease in other accrued expenses caused by lower incentive accruals as a result of decreased sales and profitability.

Cash used for investing activities for the six months ended June 30, 2006 decreased approximately $5.6 million compared to the comparable period in 2005, resulting primarily from decreased net purchases of non-current marketable securities.

Cash used for financing activities for the six months ended June 30, 2006 decreased approximately $6.2 million primarily due to a decrease in repurchases of common shares in the open market, partially offset by an increase in the cash dividend paid per common share.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2006 will be approximately $2.0 million, of which $1.0 million has been spent through June 30, 2006.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company contributed $700 thousand to the multiple employer pension plan in the first quarter of 2006 to achieve its funding objectives. The Company does not currently expect to make any additional contributions to this plan in 2006.

On July 26, 2006, the Board of Directors approved a quarterly cash dividend per common share of $0.05. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 2,559,241 shares in the open market pursuant to April 2001 and September 2005 resolutions of the Board of Directors that authorized in the aggregate the repurchase of up to 5,250,000 shares. As of June 30, 2006, the Company can purchase 2,690,759 additional shares under these programs. Details regarding the shares repurchased during the second quarter of 2006 have been disclosed in Part II, Item 2 of this document.

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

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats capped at the lender level. As of June 30, 2006, the maximum contractual obligation to the lenders and the amount outstanding under these agreements, which expire in 2006 and 2007, totaled approximately $3.6 million. The Company has recorded the estimated fair value of this guarantee; at June 30, 2006, this amount is immaterial and did not change from the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company reimbursed RPC for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.4 million in the six months ended June 30, 2006 and approximately $0.3 million in the six months ended June 30, 2005.

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

INFLATION

Recently, the Company has experienced an increase in certain raw materials and component costs. The Company responded to this increase in costs by instituting price increases effective during 2005, and in early 2006. These price increases did not fully absorb the increased costs for the quarter ended June 30, 2006 and therefore negatively impacted the gross margin percent. We anticipate, with continued high prices for commodities, energy and petroleum based product prices that the costs of these items will continue to increase. The Company plans to institute further price increases on its products effective with the 2007 model year of approximately three and half percent to partially offset these increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing product prices.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated results of operation and financial condition, statements that relate to the Company’s business strategy, plans and objectives, the Company’s plan and ability to effect future price increases, expectations for future warranty expense, the Company’s outlook for 2006, the Company’s schedule and plan for new model introductions, adequacy of capital resources and funds, opportunity for continued growth, estimated capital expenditures, estimated pension contributions, future dividends, estimates regarding boat purchase obligations, market risk exposure and the Company's beliefs and expectations regarding future demand for the Company's products and services. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following:  possible decreases in the level of consumer confidence impacting discretionary spending, the possibility that boat owners will not buy replacement boats as expected, increased interest rates, continued increases in fuel prices, the Company's inability to offset anticipated production decreases with increased average selling prices and cost reductions, changes in consumer preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, and competition from other boat manufacturers and dealers. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2005. The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2006, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of June 30, 2006, the Company’s investment portfolio, totaling approximately $50.4 million and comprised of United States Government treasury notes, federal agency obligations, corporate backed obligations, asset backed securities and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Marine Products has not experienced any material changes in market risk exposures or how those risks are managed since the end of fiscal year 2005, and currently expects no such changes through the end of the year.

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

As of the end of the period covered by this report, June 30, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting - Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the quarter ended June 30, 2006, the Company implemented a new financial system and converted certain critical data and reports to the new system.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of Marine Products.

Item 1A. RISK FACTORS

See the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Marine Products during the three months ended June 30, 2006 were as follows:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 April 1, 2006 to April 30, 2006	8,294	(2)	$ 10.79	-	2,706,466

Month #2 May 1, 2006 to May 31, 2006	15,707		$ 9.55	15,707	2,690,759

Month #3 June 1, 2006 to June 30, 2006	6,701	(3)	$ 9.87	-	2,690,759

Totals	30,702		$ 9.95	-	2,690,759

(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. A total of 2,559,241 shares have been repurchased through June 30, 2006. The programs do not have predetermined expiration dates.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(2)
Represents 2,001 shares tendered at an average price of $10.79 per share in connection with the exercise of stock options and 6,293 shares tendered at an average price of $10.76 for withholding taxes related to the release of restricted shares.

(3)	Represents shares tendered for withholding taxes related to the release of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 25, 2006. At the meeting, the stockholders voted to re-elect three Class II directors to the Board of Directors for the terms expiring in 2009.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Against	Broker Non Votes	Withheld	Abstain
Re-election of Richard A. Hubbell	36,736,335	-	-	311,843	-
Re-election of Linda H. Graham	36,707,370	-	-	330,808	-
Election of Bill J. Dismuke	36,805,353	-	-	232,825	-

Messrs. Wilton Looney, Gary W. Rollins, James A. Lane, Jr., R. Randall Rollins, Henry B. Tippie and James B. Williams were not up for re-election and have continued as directors.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: August 7, 2006	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 7, 2006	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)