Form 10-Q
period 2006-09-30
MARINE PRODUCTS CORP
filed 2006-11-02
CIK 1129155

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of October 24, 2006, Marine Products Corporation had 37,909,013 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$51,690	$37,602
Marketable securities	405	1,323
Accounts receivable, net	6,038	3,662
Inventories	28,922	26,856
Income taxes receivable	300	2,528
Deferred income taxes	2,879	3,079
Prepaid expenses and other current assets	1,553	1,343
Total current assets	91,787	76,393
Property, plant and equipment, net	17,028	17,252
Goodwill	3,308	3,308
Marketable securities	4,508	5,893
Deferred income taxes	1,250	1,126
Other assets	5,231	4,833
Total assets	$123,112	$108,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$6,408	$3,461
Accrued expenses	12,430	11,591
Total current liabilities	18,838	15,052
Pension liabilities	4,787	4,923
Other long-term liabilities	521	1,142
Total liabilities	24,146	21,117
Common stock	3,790	3,770
Capital in excess of par value	13,059	16,364
Retained earnings	83,183	72,192
Deferred compensation	-	(3,540)
Accumulated other comprehensive loss	(1,066)	(1,098)
Total stockholders' equity	98,966	87,688
Total liabilities and stockholders' equity	$123,112	$108,805

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net sales	$64,002	$65,032	$205,698	$215,184
Cost of goods sold	49,297	47,887	158,039	159,216
Gross profit	14,705	17,145	47,659	55,968
Selling, general and administrative expenses	8,028	7,789	25,103	25,625
Operating income	6,677	9,356	22,556	30,343
Interest income	664	314	1,698	975
Income before income taxes	7,341	9,670	24,254	31,318
Income tax provision	2,779	2,405	7,627	9,280
Net income	$4,562	$7,265	$16,627	$22,038

Earnings per share
Basic	$0.12	$0.19	$0.45	$0.58
Diluted	$0.12	$0.18	$0.43	$0.54

Dividends per share	$0.05	$0.04	$0.15	$0.12

Average shares outstanding
Basic	37,361	37,756	37,361	38,293
Diluted	38,815	39,757	38,995	40,459

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
OPERATING ACTIVITES
Net income	$16,627	$22,038
Noncash charges (credits) to earnings:
Depreciation and amortization	1,616	1,697
Stock-based compensation expense	1,135	569
Deferred income tax provision (benefit)	58	(1,147)
(Gain) loss on sale of equipment and property	(2)	-
(Increase) decrease in assets:
Accounts receivable	(2,376)	(5,038)
Inventories	(2,066)	(6,562)
Prepaid expenses and other current assets	(210)	(514)
Income taxes receivable	2,228	418
Other non-current assets	(398)	(2,364)
Increase (decrease) in liabilities:
Accounts payable	2,947	3,356
Other accrued expenses	839	(796)
Other long-term liabilities	(757)	1,257
Net cash provided by operating activities	19,641	12,914

INVESTING ACTIVITIES
Capital expenditures	(1,414)	(645)
Procceds from sale of assets	25	-
Net sales of marketable securities	2,353	283
Net cash provided by (used for) investing activities	964	(362)

FINANCING ACTIVITIES
Payment of dividends	(5,635)	(4,590)
Excess tax benefits for share-based payments	295	-
Cash paid for common stock purchased and retired	(1,337)	(19,514)
Proceeds received upon exercise of stock options	160	326
Net cash used for financing activities	(6,517)	(23,778)

Net increase (decrease) in cash and cash equivalents	14,088	(11,226)
Cash and cash equivalents at beginning of period	37,602	46,615
Cash and cash equivalents at end of period	$51,690	$35,389

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005

Net income	$4,562	$7,265	$16,627	$22,038
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	37,361	37,756	37,361	38,293
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	1,454	2,001	1,634	2,166
Adjusted weighted average shares outstanding	38,815	39,757	38,995	40,459
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.12	$0.19	$0.45	$0.58
Diluted	$0.12	$0.18	$0.43	$0.54

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of applying the various provisions of SFAS 158.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108.

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income as reported	$4,562	$7,265	$16,627	$22,038
Change in unrealized gain (loss) on marketable securities, net
of taxes and reclassification adjustments	38	(45)	32	(19)
Comprehensive income	$4,600	$7,220	$16,659	$22,019

5.	STOCK-BASED COMPENSATION

The Company has granted various stock awards to employees under two stock incentive  plans (the “Plans”) that were approved by shareholders in 2001 and 2004. The Company  reserved a total of 5,250,000 shares of common stock under both the Plans each of which  expires 10 years from approval. The Plans provide for the issuance of various forms of  stock incentives, including, among others, incentive and non-qualified stock options and  restricted stock, which are discussed in detail below. As of September 30, 2006, shares  totaling 2,087,628 were available for grants.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2006, the Company adopted the provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123R also requires that cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

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

The pre-tax stock-based employee compensation expense was approximately $354,000 ($232,000 after tax effect) for the three months ended September 30, 2006 and approximately $1,135,000 ($743,000 after tax effect) for the nine months ended September 30, 2006.  As a result of the adoption of SFAS 123R, the financial results were lower than under the previous accounting method for share-based compensation by  the following amounts:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Three months ended September 30, 2006	Nine months ended September 30, 2006

Earnings before income taxes	$117	$394
Net earnings	$83	$276

The impact on basic and diluted earnings per share due to the incremental expense disclosed above for the three and nine months ended September 30, 2006 were as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Basic Earnings Per Share	$0.00	$(0.01)
Diluted Earnings Per Share	$0.00	$(0.01)

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005:

(In thousands except per share data)	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income - as reported	$7,265	$22,038
Add: Stock-based employee compensation cost, previously included in reported net income, net of related tax effect	173	401
Deduct: Stock-based employee compensation cost, computed using the Black-Scholes option pricing model, for all awards, net of related tax effect	(263)	(671)
Pro forma net income	$7,175	$21,768

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share, as reported
Basic	$0.19	$0.58
Diluted	$0.18	$0.54

Pro forma earnings per share
Basic	$0.19	$0.57
Diluted	$0.18	$0.54

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

Transactions involving Marine Products stock options for the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2006	2,272,313	$2.67	4.7 years
Granted	-	-	-
Exercised	(300,848)	$1.54	N/A
Forfeited	(10,500)	$6.85	N/A
Expired	-	-	-
Outstanding at September 30, 2006	1,960,965	$2.82	4.4 years	$13,530,659
Exercisable at September 30, 2006	1,443,917	$2.37	3.8 years	$10,605,440

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of share options exercised was approximately $2,731,000 during the nine months ended September 30, 2006 and approximately $3,256,000 during the nine months ended September 30, 2005. There were no tax benefits associated with the exercise of stock options during the nine months ended September 30, 2006 and 2005, because all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The Company has granted employees two forms of restricted stock: time lapse restricted and performance restricted. Time lapse restricted shares vest after a stipulated number of years from the grant date, depending on the terms of the issue. Time lapse restricted shares issued in years 2003 and prior vest after ten years. Time lapse restricted shares issued in 2005 and 2004 vest in 20 percent increments annually starting with the third anniversary of the grant, over nine years from the date of grant. Grantees receive dividends declared and retain voting rights for the granted shares. The performance restricted shares are granted, but not earned and issued until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of Marine Products’ common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive dividends declared and voting rights to the shares.

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2006	562,574	$8.79
Granted	153,000	$11.24
Vested	(94,870)	$5.07
Forfeited	(25,250)	$13.89
Non-vested shares at September 30, 2006	595,454	$9.81

The total fair value of shares vested was approximately $1,267,000 during the nine months ended September 30, 2006 and $0 during the nine months ended September 30, 2005. The tax benefit for compensation tax deductions in excess of compensation expense aggregating $295,000 was credited to capital in excess of par value during the nine months ended September 30, 2006 and $0 during the nine months ended September 30, 2005. The excess tax deductions are classified as financing cash flows during the nine months ended September 30, 2006 in accordance with SFAS123R.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of September 30, 2006, total unrecognized compensation cost related to non-vested restricted shares was approximately $4,518,000 and was eliminated against capital in excess of par value as required by SFAS 123R. This cost is expected to be recognized over a weighted-average period of 3.3 years. As of September 30, 2006, total unrecognized compensation cost related to non-vested stock options was approximately $596,000 and is expected to be recognized over a weighted average period of 1.3 years.

Cash proceeds from options exercised totaled approximately $160,000 during the nine months ended September 30, 2006 and approximately $326,000 during the nine months ended September 30, 2005. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $295,000 during the nine months ended September 30, 2006 and approximately $264,000 during the nine months ended September 30, 2005 and has been excluded from the consolidated statements of cash flows.

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs
The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the nine months ended September 30, 2006 and 2005 is as follows:

(in thousands)	2006	2005
Balances at beginning of year	$4,272	$3,796
Less: Payments made during the period	(4,208)	(3,510)
Add: Warranty accruals during the period	3,688	3,492
Changes to warranty accruals issued in prior periods	1,086	154
Balances at September 30	$4,838	$3,932

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Obligations
The Company is a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers. The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of September 30, 2006, the maximum contractual obligation and the amounts outstanding under these agreements, which expire in 2006 and 2007, totaled approximately $3.5 million. The Company records the estimated fair value of the guarantee; at September 30, 2006, this amount was immaterial.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS 131 are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2006	December 31, 2005
Raw materials and supplies	$14,349	$13,212

Work in process	8,770	7,727

Finished goods	5,803	5,917

Total inventories	$28,922	26,856

9.	INCOME TAXES

The effective tax rate for the third quarter of 2006 reflects adjustments including an increase to the provision for tax liabilities in certain jurisdictions. The effective tax rate for the third quarter of 2006 is also impacted by the non-renewal of the research and development tax credit by Congress.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$-	$-	$-	$-
Interest cost	62	63	184	189
Expected return on plan assets	(85)	(71)	(255)	(213)
Amortization of:
Unrecognized net (gains) and losses	27	30	81	90
Net periodic benefit cost	$4	$22	$10	$66

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

We reduced our production levels during the fourth quarter of 2005 in response to our concerns about dealer and consumer demand for our products caused by the hurricanes that occurred in the third and fourth quarters, which resulted in higher fuel prices and declining consumer sentiment regarding the attractiveness of recreational boating. Higher interest rates and fuel prices have increased the cost of owning a boat, and consumers impacted by higher costs of ownership have reacted by delaying their purchases, especially in the market segment that purchases smaller boats. In the third quarter of 2006, our production levels were lower than the levels during the third quarter of 2005. The impact of this decrease was partially offset by an increase in average selling prices due to the change in model mix toward building larger boats, which carry higher average selling prices, as well as price increases instituted at the beginning of the 2007 model year which began in the third quarter. Gross profit margin as a percentage of net sales decreased approximately 3.4 basis points compared to the third quarter of 2005. This decline was primarily due to higher costs of raw materials and accessories costs, specifically petroleum based products such as resin, vinyl and foam coupled with production inefficiencies due to lower unit production volumes. At the end of the quarter, our unit backlog was slightly higher than at this time last year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2006 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

The Company’s production levels are the lowest that they have been in several years due to reduced dealer orders and uncertainty about the near-term outlook for retail unit sales. During the third quarter of 2006, the Company held its annual dealer conferences, during which it introduced the 2007 models, including a new SSX, sportdeck Chaparral product line. The Company will continue to monitor dealer inventories and backlog, as well as attendance at the upcoming retail boat shows, for indications of future demand changes. We continue to attempt to manage the cost of raw materials, which have in recent quarters negatively impacted our margins, through model year price increases to our dealers and effective management of our purchasing processes. For the model year 2007 that began on July 1, 2006, the Company instituted further price increases to attempt to mitigate the impact of rising costs on its margins. The effect of this price increase can adversely affect consumers’ decisions relating to recreational boating purchases.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2006 and 2005 follow:

($ in thousands)	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Total number of boats sold	1,550	1,771	4,918	5,903
Average gross selling price per boat	$40.5	$36.3	$41.2	$36.5
Net sales	$64,002	$65,032	$205,698	$215,184
Percentage of cost of goods sold to net sales	77.0	73.6	76.8	74.0
Gross profit margin percent	23.0	26.4	23.2	26.0
Percentage of selling, general and administrative
expense to net sales	12.5	12.0	12.2	11.9
Operating income	$6,677	$9,356	$22,556	$30,343
Warranty expense	$1,886	$1,087	$4,774	$3,645

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Net sales for the three months ended September 30, 2006 decreased $1.0 million or 1.6 percent compared to the comparable period in 2005. The change in net sales was comprised of an 11.6 percent increase in average gross selling price per boat and an increase in parts and accessories sales and a 12.5 percent decrease in the number of boats sold. The increase in average selling price per boat was due to higher sales of larger boats and price increases instituted at the beginning of the 2007 model year, which began in the third quarter, and to a lesser extent, a price increase of approximately one percent that took effect in January 2006. These price increases were intended to offset the higher cost of materials.

Cost of goods sold for the three months ended September 30, 2006 was $49.3 million compared to $47.9 million for the comparable period in 2005, an increase of $1.4 million or 2.9 percent. Cost of goods sold, as a percentage of net sales, increased primarily due to higher prices of petrochemical based raw materials compared to the prior year. The component costs have been flat to slightly higher in the third quarter of 2006 compared to the first half of the current year. The increase in cost of goods was also the result of production inefficiencies due to lower production volumes and higher labor costs. The increase in labor costs were caused by additional personnel in both manufacturing and manufacturing support functions compared to the prior year and is consistent with the Company’s strategy of investing in employees and systems to produce innovative models with greater efficiency and high quality.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $8.0 million compared to $7.8 million for the comparable period in 2005, an increase of $0.2 million or 3.1 percent. The increase was primarily due to increased warranty expense, which was 2.9 percent of net sales for the three months ended September 30, 2006 compared to 1.7 percent in the prior year. The increase was attributable to adjustments based on a review of recent claims experience. Quality initiatives that have been recently implemented and an aggressive review of warranty claims are expected to moderate warranty claims in the future. Sales commissions also increased due to increased international sales which result in higher commissions. These increases were partially offset by lower incentive compensation expense consistent with lower profitability.

Operating income for the three months ended September 30, 2006 decreased $2.7 million or 28.6 percent compared to the comparable period in 2005. Operating income was lower due to lower sales and gross profit margin percent.

Interest income was $0.7 million during the three months ended September 30, 2006 compared to $0.3 million for the comparable period in 2005. This increase resulted primarily from higher returns on our short-term maturities due to rising interest rates during the period, coupled with an increase in investable balances in the third quarter of 2006 compared to the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Income tax provision for the three months ended September 30, 2006 reflects an effective tax rate of 37.9 percent, compared to 24.9 percent for the comparable period in the prior year. The increase in the effective rate during the third quarter of 2006 was due to discrete adjustments from prior periods recognized in the quarter, as well as the elimination of the research and development credit which was not renewed by Congress while the third quarter of 2005 included reductions to the tax provision after filing the tax return. The income tax provision of $2.8 million was $0.4 million or 15.6 percent higher than the income tax provision of $2.4 million for the comparable period in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net sales for the nine months ended September 30, 2006 decreased $9.5 million or 4.4 percent compared to the comparable period in 2005. The change in net sales was comprised of a 12.9 percent increase in average gross selling price per boat and an increase in parts and accessories sales and a 16.7 percent decrease in the number of boats sold. The increase in average selling price per boat was due to higher sales of larger boats and price increases instituted at the beginning of the 2007 model year, which began in the third quarter, and to a lesser extent, a price increase of approximately one percent that took effect in January 2006. These price increases were intended to offset the higher cost of materials.

Cost of goods sold for the nine months ended September 30, 2006 was $158.0 million compared to $159.2 million for the comparable period in 2005, a decrease of $1.2 million or .7 percent. The decrease in cost of goods sold was primarily due to decreases in sales. Cost of goods sold, as a percentage of net sales, increased primarily due to higher prices of petrochemical based raw materials and component costs compared to the prior year. The increase in cost of goods was also the result of production inefficiencies due to lower production volumes and higher labor costs. The increase in labor costs were caused by additional personnel in both manufacturing and manufacturing support functions compared to the prior year and is consistent with the Company’s strategy of investing in employees and systems to produce innovative models with greater efficiency and high quality.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $25.1 million compared to $25.6 million for the comparable period in 2005, a decrease of $0.5 million or 2.0 percent. The decrease in selling, general and administrative expenses was primarily due to incremental costs that vary with sales and profitability, such as incentive compensation. Warranty expense was 2.3 percent of net sales for the nine months ended September 30, 2006 compared to 1.7 percent in the prior year. The increase was attributable to adjustments based on a review of recent claims experience. Quality initiatives that have been recently implemented and an aggressive review of warranty claims are expected to moderate warranty claims in the future.
Operating income for the nine months ended September 30, 2006 decreased $7.8 million or 25.7 percent compared to the comparable period in 2005. Operating income was lower due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses during the period, as discussed above.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Interest income was $1.7 million during the nine months ended September 30, 2006 compared to $1.0 million for the comparable period in 2005, an increase of $0.7 million or 74.2% percent. This increase resulted primarily from higher returns during the period on the overnight and marketable securities in which Marine Products invests its available cash balances compared to the comparable period in 2005. The higher interest income during 2006 also resulted from increased balances of investable cash during the period compared to the prior year.

Income tax provision for the nine months ended September 30, 2006 reflects an effective tax rate of 31.4 percent, compared to 29.6 percent for the nine months ended September 30, 2005. The increase in the effective tax rate was due to discrete adjustments for prior years, as well as the elimination of the research and development credit which was not renewed by Congress. The effective tax rate in 2005 was lower due to reductions to the tax provision after filing the tax return. The income tax provision of $7.6 million was $1.7 million or 17.8 percent lower than the income tax provision of $9.3 million for the comparable period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2006 were $51.7 million. The following table sets forth the historical cash flows for:

(in thousands)	Nine months ended September 30,
	2006	2005

Net cash provided by operating activities	$19,641	$12,914
Net cash provided by (used for) investing activities	964	(362)
Net cash used for financing activities	$(6,517)	$(23,778)

Cash provided by operating activities for the nine months ended September 30, 2006 increased $7.0 million from the comparable period in 2005. Despite lower net income in the first nine months of 2006 compared to the comparable period in 2005, cash provided by operating activities increased due to lower working capital requirements, primarily decreased accounts receivable, inventory and income taxes receivable balances, increase in other accrued expenses caused by higher warranty accruals and sales discounts offset by lower accounts payable due to the timing of payments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash used for investing activities for the nine months ended September 30, 2006 decreased approximately $1.3 million compared to the comparable period in 2005. The decrease resulted primarily from higher sale of non-current marketable securities during the nine months ended September 30, 2006 compared to the comparable period of prior year, partially offset by higher capital expenditures.

Cash used for financing activities for the nine months ended September 30, 2006 decreased approximately $17.3 million primarily due to a decrease in repurchases of common shares in the open market, partially offset by an increase in the cash dividends paid per common share.

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

Cash Requirements

The Company currently expects that capital expenditures during 2006 will be approximately $2.0 million, of which $1.4 million has been spent through September 30, 2006.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company contributed $700 thousand to the multiple employer pension plan in the first quarter of 2006 to achieve its funding objectives. The Company does not currently expect to make any additional contributions to this plan in 2006.

On October 24, 2006, the Board of Directors approved a quarterly cash dividend per common share of $0.05. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 2,650,357 shares in the open market pursuant to April 2001 and September 2005 resolutions of the Board of Directors that authorized in the aggregate the repurchase of up to 5,250,000 shares. As of September 30, 2006, the Company can purchase 2,599,643 additional shares under these programs. Details regarding the shares repurchased during the third quarter of 2006 have been disclosed in Part II, Item 2 of this document.

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

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats capped at the lender level. As of September 30, 2006, the maximum contractual obligation to the lenders and the amount outstanding under these agreements, which expire in 2006 and 2007, totaled approximately $3.5 million. The Company has recorded the estimated fair value of this guarantee; at September 30, 2006, this amount is immaterial and did not change from the prior year.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company reimbursed RPC for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.6 million in the nine months ended September 30, 2006 and approximately $0.5 million in the nine months ended September 30, 2005.

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

SEASONALITY

Marine Products’ quarterly operating results are affected by weather and the general economic conditions in the United States. Quarterly operating results for the third quarter historically have reflected the highest quarterly sales volume during the year with the first quarter being the next highest sales quarter. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

INFLATION

Recently, the Company has experienced an increase in certain raw materials and component costs. The Company responded to this increase in costs by instituting price increases effective during 2005, and in 2006. These price increases did not fully absorb the increased costs for the quarter ended September 30, 2006 and therefore negatively impacted the gross margin percent. Petroleum prices have moderated recently, and if this trend continues, we anticipate some decreases in the prices of raw materials produced from petroleum. The Company has instituted price increases on its products effective with the 2007 model year of approximately three and half percent to partially offset these increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing product prices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2006, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of September 30, 2006, the Company’s investment portfolio, totaling approximately $56.6 million and comprised of United States Government treasury notes, federal agency obligations, corporate backed obligations, asset backed securities and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Marine Products has not experienced any material changes in market risk exposures or how those risks are managed since the end of fiscal year 2005, and currently expects no such changes through the end of the year.

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

As of the end of the period covered by this report, September 30, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Shares repurchased by Marine Products during the three months ended September 30, 2006 were as follows:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 July 1, 2006 to July 31, 2006	29,964		$8.60	29,964	2,660,795

Month #2 August 1, 2006 to August 31, 2006	61,420	(2)	$8.50	61,152	2,599,643

Month #3 September 1, 2006 to September 30, 2006	481	(3)	$9.60	-	2,599,643

Totals	91,865		$8.54	-	2,599,643

(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. A total of 2,650,357 shares have been repurchased through September 30, 2006. The programs do not have predetermined expiration dates.

(2)	Includes 268 shares tendered at an average price of $8.60 per share in connection with the exercise of stock options.
(3)	Represents shares tendered in connection with the exercise of stock options.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number    Description

3.1 (a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

3.1 (b)
Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on September 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 9, 2005).

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: November 2, 2006	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 2, 2006	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)