Form 10-K
period 2006-12-31
MARINE PRODUCTS CORP
filed 2007-03-02
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION

Delaware	58-2572419
(State of Incorporation)	(I.R.S. Employer Identification No.)

2801 BUFORD HIGHWAY, SUITE 520
ATLANTA, GEORGIA 30329
(404) 321-7910

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.10 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2006, the last business day of the registrant’s most recent second fiscal quarter, was $103,711,928 based on the closing price on the New York Stock Exchange on June 30, 2006 of $9.73 per share.

Marine Products Corporation had 38,236,233 shares of common stock outstanding as of February 15, 2007.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

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

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements include, without limitation, statements regarding our belief that international sales could produce additional sales growth; our expectation to continue to offer sales incentives and promotion programs in the future; management’s belief that Marine Products is well positioned to take advantage of current market conditions which characterize the industry; our intention to continue to strengthen our dealer network and build brand loyalty with dealers and customers; our ability to locate and complete strategic acquisitions that will complement our existing product lines, expand our geographic presence and strengthen our capabilities; our belief that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and nationwide presence, enable us to compete effectively; our belief that we do not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety regulations; our belief that our product liability insurance will be adequate; our intention to pursue acquisitions and form strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our customer base and obtain other competitive advantages; our belief that the ultimate outcome of litigation arising in the ordinary course of business will not have a material adverse effect on our liquidity, financial condition or results of operations; our intention to continue to pay cash dividends; our ability to execute stated business and financial strategies in the future to better manage our Company; management’s belief that realizing growth in net sales and profits in 2007 will be a challenge; management’s belief that advertising and consumer targeting efforts will benefit the boating industry and our Company and could result in increased advertising and other selling and general administrative expenses during 2007; expectations about the amount of capital expenditures and contributions to our defined benefit plan during 2007 and the purpose of those capital expenditures; the adequacy of the Company’s capital resources; the amount and timing of future contractual obligations; judgments about the Company’s critical accounting policies; and the effect of various recent accounting pronouncements on the Company, its operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Marine Products Corporation to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. These risks involve the outcome of current and future litigation, the impact of interest rates, economic conditions, fuel costs and weather on our business, our dependence on a network of independent boat dealers, the possibility of defaults by our dealers in their obligations to third-party dealer floor plan lenders, and our reliance on third party suppliers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 10 for a discussion of factors that may cause actual results to differ from our projections.

Item 1. Business

Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products’ product offerings include Chaparral sterndrive and inboard pleasure boats and Robalo outboard sport fishing boats.

Organization and Overview

Marine Products is a Delaware corporation incorporated on August 31, 2000, in connection with a spin-off from RPC, Inc. (NYSE: RES) (“RPC”). Effective February 28, 2001, RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products, a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders.

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, and sport fishing markets. The Company sells its products to a network of 195 domestic and 44 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive and inboard-powered sportboats, deckboats and cruisers, and Robalo sport fishing boats, which are powered by outboard engines and designed primarily for salt-water sport fishing. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2006] indicate that Chaparral is the third largest manufacturer of 18 to 35 foot sterndrive boats in the United States.

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

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral - SSi Sportboats	12	18′-28′	$21,000 - $154,000	Fiberglass bowriders and closed deck runabouts. Encompasses affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups.

Chaparral - SSX Sportdecks	3	24′-29′	$49,000 - $142,000	Fiberglass bowrider crossover sportboats that combine the ride of a sportboat and the usefulness of a deckboat. Marketed as high value runabouts with the usefulness of a deckboat for family groups.

Chaparral - Sunesta Deckboats	6	22′-28′	$41,000 - $82,000
Fiberglass deck boats. Encompasses affordable, entry-level to mid-range deck boats. Marketed as high value family pleasure boats with the handling of a runabout, the style of a sportboat and the roominess of a cruiser.

Chaparral - Signature Cruisers	7	26′-35′	$66,000 - $345,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo - Sport Fishing Boats	8	21′-29′	$55,000 - $213,000	Sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen.

Manufacturing

Marine Products’ manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. Marine Products utilizes seven different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. The Company’s manufacturing operations are ISO 9001: 2000 certified, which is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2000 surpasses previous ISO designations. Management believes Chaparral is the third largest sterndrive boat manufacturing brand to hold the ISO 9001: 2000 certification. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers. The manufacturing process begins with the design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

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

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer orders. Sterndrive engines are purchased through the American Boatbuilders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has outboard engine supply contracts with Honda and Yamaha. These engine supply arrangements were not negotiated through the ABA. In the event of a sudden interruption in the supply of engines from these suppliers, our sales and profitability could be negatively impacted. See “Growth Strategies” below.

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel and resins made from feedstocks. During 2006 the price of these raw materials increased, adversely affecting our 2006 operating results. See “Inflation” below.

Sales and Distribution

Sales are made through approximately 167 Chaparral dealers and 53 Robalo dealers located in markets throughout the United States. Approximately 25 of these dealers sell both brands. Dealers market directly to consumers at boat show exhibitions and in the dealers’ showrooms. Marine Products also has 44 international dealers. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ nine independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounts for more than 10 percent of sales.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its international sales or risk related to foreign currency fluctuation. Marine Products believes international sales could produce additional sales growth. Due in part to U.S. dollar weakness, sales to international dealers increased in 2006 compared to 2005. International sales in 2006, 2005 and 2004 were approximately 18.0, 15.0 and 6.0 percent of total sales, respectively.

Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. The Company attempts to ensure that its dealers do not accept an excessive amount of inventory by jointly monitoring their inventory levels. Knowledge of inventory levels at the individual dealers facilitates production scheduling with very short lead times in order to maintain flexibility, in the event that adjustments need to be made to dealer shipments. In the past, Marine Products has been able to resell any boat for which the order has been cancelled. To date, order delays have not had a material effect on Marine Products.

Most of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with two major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products, generally, within 10 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Most dealers maintain financing arrangements with more than one lender. In connection with the dealer’s floor plan financing arrangements with qualified lenders, Marine Products or its subsidiaries have agreed to repurchase any of its boats, up to specified limits, which the lender repossesses from a dealer and returns to Marine Products in a “like new” condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers’ repurchase agreement with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. As of December 31, 2006, Marine Products’ aggregate obligation to repurchase boats under these floor plan financing programs described above was approximately $3.5 million. Unlike Marine Products’ obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are variously designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2007 model year (which commenced July 1, 2006), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, inventory reduction rebates, and payment of floor plan financing interest charged by qualified floor plan providers to dealers generally through March 31, 2007. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and their particular lender.

These various sales incentives and promotions have resulted in relatively level month-to-month production and sales. Similar sales incentive and promotion programs have been in effect during the past several years, and Marine Products expects to continue to offer these types of programs in the future.

The sales order backlog was approximately 1,600 boats with estimated net sales of approximately $75 million as of December 31, 2006. This represents an approximate 13 week backlog based on recent production levels. As of December 31, 2005, the sales order backlog was approximately 1,900 boats with estimated net sales of approximately $81 million. The decrease in the sales order backlog is the result of production level adjustments made to manage field inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

Marine Products has been a leading innovator in the recreational boating industry. One of the Company’s most innovative designs is the full-length “Extended V-Plane” running surface on its Chaparral boat models. Typically, sterndrive boats have a several foot gap on the bottom rear of the hull where the engine enters the water. With the Extended V-Plane, the running surface extends the full length to the rear of the boat. The benefit of this innovation is more deck space, better planing performance and a more comfortable ride. Although the basic hull designs are similar, the Company introduces a variety of new models each year and periodically replaces, updates or discontinues existing models.

Another hull design is the Hydro LiftTM used on the Robalo boat models. This variable dead rise hull design provides a smooth ride in rough conditions. It increases the maximum speed obtainable by a given engine horsepower and weight of the boat. Robalo’s current models utilize the Hydro LiftTM design and we plan to continue to provide this design on Robalo models.

In support of its new product development efforts, Marine Products incurred research and development costs of $1.4 million in 2006, $1.9 million in 2005 and $1.7 million in 2004.

Industry Overview

For 2006, the recreational boating industry accounted for less than one percent of the United States gross domestic product. The recreational marine market is a mature market, with 2005 (latest data available to us) retail expenditures of approximately $37 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ free time with all other leisure activities, from computers and video games to other outdoor sports. One of the greatest obstacles to continued growth for the recreational boating industry is consumers’ diminishing leisure time.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 69 million people in the United States participate in recreational boating. There are currently over 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.). Marine Products competes in the sterndrive and inboard boating category with its three lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats. More than 90 percent of the Company’s models are sterndrive boats.

Industry sales of sterndrive boats in the United States during 2006 totaling 55,363 (source: Info-Link Technologies, Inc.), accounted for approximately 42 percent of the total new fiberglass powerboats sold that were between 18 and 35 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $2.9 billion, or an average retail price per boat of approximately $52,000. Management believes that the five largest states for boat sales are Florida, Michigan, California, Minnesota and Texas. Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. New fiberglass boat market segment with hull lengths of 18 to 35 feet, represented $6.2 billion in retail sales during 2006. This is the market segment in which Marine Products competes. The table below reflects the estimated sales within this segment by category for 2006 and 2005, ranked by 2006 retail sales (source: Info-Link Technologies, Inc.):

	2006		2005
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	55,363	$2.9	58,161	$2.9
Outboard Boats	58,034	2.1	62,469	2.3
Inboard Boats	14,485	1.1	13,995	1.0
Jet Boats	3,943	0.1	4,169	0.1
TOTAL	131,825	$6.2	138,794	$6.3

Chaparral’s products are categorized as sterndrive and inboard boats and Robalo’s products are categorized as outboard boats.

The recreational boat manufacturing market remains highly fragmented. With the exception of Brunswick Corporation and Genmar Holdings, Inc., which have acquired a number of recreational boat manufacturing operations, there has been very little consolidation in the industry. We estimate that the boat manufacturing industry includes over 150 sterndrive manufacturers and over 600 outboard boat manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2006 (latest information available), the top five sterndrive manufacturers have a market share of approximately 52 percent. Chaparral’s market share in units during the period was 8.1 percent, which represents a decline of 0.2 percentage points compared to the same period in 2005. This decline is attributable to Chaparral’s declining market share of boats that are 18 to 20 feet in length, although its market share in boats that are 21 to 35 feet in length increased during the same period. We attribute this decline in overall market share to Chaparral’s strategy of designing, building, and selling larger boats which carry higher average selling prices, as well as the strategy of certain other manufacturers who are designing smaller boats which are manufactured in offshore manufacturing facilities and sold in the domestic market at a lower price, thereby increasing the overall market share of these manufacturers.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, weather, tax laws, demographics and consumers’ leisure time. Interest rates and fuel prices can have a direct impact on boat sales, as well as various trends at the local, regional and national level. In addition, inflation has an impact on boat sales. If the cost of raw materials used in the manufacturing process increases, then the cost of boat ownership increases as well, which may prompt consumers either to buy a smaller boat or not purchase one. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

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

Growth Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of sterndrive boats were comparable in 2004 and 2005, but decreased by approximately five percent in 2006. During this time, Marine Products has experienced a compound annual decline rate of approximately eight percent in the number of boats sold. Marine Products has historically grown its boat sales and net sales primarily through increasing market share and by expanding the number of models and product lines. Unit sales declined in 2006 partly due to industry conditions, but also because of Marine Products’ strategy of building larger boats with higher average selling prices. Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 5.9 percent in fiscal 1996 to 8.1 percent during the nine months ended September 30, 2006 (the most recent information provided to us by Statistical Surveys, Inc.). The Company continues to expand its product offerings in the outboard boat market, the largest boat market not previously served by the Company’s products, and by improvement of existing models and expansion into larger boats within its sterndrive and inboard offerings.

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

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 239 dealers located throughout the United States and internationally. Our strategy is to increase selectively the quantity of our dealers, and work to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. Marine Products intends to continue to strengthen its dealer network and build brand loyalty with both dealers and customers.

As part of Marine Products’ overall strategy, Marine Products will also consider making strategic acquisitions in order to complement existing product lines, expand its geographic presence in the marketplace and strengthen its capabilities depending upon availability, price and complementary product lines.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales between 2004 and 2006. Several of these manufacturers are part of larger integrated boat building companies and are marked with asterisks. According to Info-Link Technologies, Inc., the companies set forth below represent approximately 70 percent of all United States retail sterndrive boat registrations between 2004 and 2006.

1.     Sea Ray
2.     Bayliner*
3.     Chaparral
4.     Crownline
5.     Four Winns **
6.     Tracker Marine
7.     Glastron **
8.     Stingray
9.     Larson**
10.    Cobalt

The outboard engine powered market has a large breadth and depth, accounting for almost 44 percent of all boats sold. Robalo’s share of the outboard sport fishing boat market during the nine months ended September 30, 2006 was approximately one percent. Primary competitors for Robalo include Sea-Pro,* Grady-White, Mako, Trophy*, Boston Whaler* and Hydra Sports**.

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

Employees

As of December 31, 2006, Marine Products had approximately 1,100 employees, of whom six were management and 48 administrative. None of Marine Products’ employees is party to a collective bargaining agreement. Marine Products’ entire workforce is currently employed in the United States and Marine Products believes that its relations with its employees are good.

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

Several of Chaparral’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2006, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

Seasonality

Marine Products’ quarterly operating results are affected by weather and general economic conditions. Quarterly operating results for the second quarter have historically recorded the highest sales volume for the year because this corresponds with the highest retail sales volume period. The results for any quarter are not necessarily indicative of results to be expected in any future period.

Inflation

During 2006 and 2005 the Company has experienced an increase in certain material and component costs. The Company has responded to these increases in costs by instituting price increases to its dealers effective January 1, 2006, and instituting an additional price increase for the 2007 model year which began on July 1, 2006. These price increases did not fully absorb the increased material costs during 2006 and therefore negatively impacted the Company’s gross margin. With the continued risk of high commodity prices, energy prices and petroleum based products, the price of materials may continue to increase. If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will, to the extent deemed appropriate, attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing our product prices.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat. The recent increases in interest rates may have had a negative impact on our 2006 sales, and if interest rates remain at current levels or increase further, our future sales and profits may be negatively impacted.

Availability of Filings

Marine Products makes available free of charge on its website, www.marineproductscorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Economic Conditions and Consumer Confidence Levels Affect Marine Products’ Sales because Marine Products’ Products are Purchased with Discretionary Income

During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political or economic uncertainty, Marine Products will be negatively affected to the extent consumers delay large discretionary purchases pending the resolution of those uncertainties.

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

Marine Products’ Financials May Be Adversely Affected By Boat Dealer Defaults

The Company’s products are sold through dealers and the financial health of these dealers is critical to the Company’s continued success. The Company’s results can be negatively affected if a dealer defaults. Marine Products communicates with its dealers and manages production levels to maintain the appropriate level of field inventory.

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

Marine Products Encounters Intense Competition Which Affects our Sales and Profits

The recreational boat industry is highly fragmented, resulting in intense competition for customers, dealers and boat show exhibition space. This competition affects both the markets which we currently serve and new markets that we may enter in the future. We compete with several large national or regional manufacturers that have substantial financial, marketing and other resources. Competitive manufacturers have executed a strategy of constructing entry-level smaller boats which are constructed in off-shore manufacturing plants with lower labor costs. These competitive conditions have contributed to our inability to pass along our increased manufacturing costs to customers, reduced our market share in various selling categories including particularly smaller boats, and caused our profit margins to decrease.

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

If Marine Products Is Unable to Comply With Environmental and Other Regulatory Requirements, Its Business May Be Exposed to Liability and Fines

Marine Products’ operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. While Marine Products believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local regulations, there can be no assurance that Marine Products will be able to continue to maintain all requisite licenses and permits and comply with applicable laws and regulations. The failure to satisfy these and other regulatory requirements could cause Marine Products to incur fines or penalties or could increase the cost of operations. The adoption of additional laws, rules and regulations could also increase Marine Products’ costs.

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

Marine Products’ Management Has a Substantial Ownership Interest; Public Stockholders May Have No Effective Voice In Marine Products’ Management

The Company has elected the “Controlled Corporation” exemption under Rule 303A of the New York Stock Exchange (“NYSE”) Company Guide. The Company is a “Controlled Corporation” because a group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors.

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 69 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of Marine Products at a premium.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Marine Products’ corporate offices are located in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $3,000 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30 day notice.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	75	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	62	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	64	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	70	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	46	2/28/01
Vice President, Chief Financial Officer and Treasurer

(1)
R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down from the position of Chief Executive Officer effective April 22, 2003. He has served as Chairman of the Board of Marine Products since February 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc. and until April 2004, he served as a director of SunTrust Banks, Inc. and SunTrust Banks of Georgia.

(2)
Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in February 2001. He has also been the President of RPC since 1987 and its Chief Executive Officer since April 22, 2003. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3)
James A. Lane, Jr., has held the position of President of Chaparral Boats (formerly a subsidiary of RPC) since 1976. Mr. Lane has been Executive Vice President and Director of Marine Products since it was spun off in 2001. He is also a director of RPC and has served in that capacity since 1987.

(4)
Linda H. Graham has been Vice President and Secretary of Marine Products since it was spun off in 2001, and Vice President and Secretary of RPC since 1987. Ms. Graham serves on the Board of Directors for both of these companies.

(5)	Ben M. Palmer has been Vice President, Chief Financial Officer and Treasurer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” All share and dividends per share data disclosed below have been restated for the three-for-two stock split effective March 10, 2005. At February 15, 2007, there were 38,236,233 shares of common stock outstanding.

At the close of business on February 15, 2007, there were approximately 4,200 holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2006 and 2005 were as follows:

	2006			2005
Quarter	High	Low	Dividends	High	Low	Dividends
First	$12.35	$10.10	$0.05	$21.40	$15.94	$0.04
Second	11.02	8.98	0.05	17.52	11.90	0.04
Third	9.98	7.65	0.05	15.10	10.55	0.04
Fourth	$12.28	$9.14	$0.05	$12.80	$9.25	$0.04

At the January 23, 2007 Board of Directors’ Meeting, the Board approved an increase in the quarterly cash dividend, from $0.05 to $0.06. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (“Russell 2000”) and a peer group which includes companies that are considered peers of the Company (“Peer Group”). The companies included in the peer group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year. The companies are Brunswick Corporation and MarineMax, Inc.

The Russell 2000 is used because the Company became a component of the Russell 2000 in 2004, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2006 the components of the Russell 2000 had an average market capitalization of $1.25 billion.

The graph below assumes the value of $100.00 invested on December 31, 2001.

Item 6. Selected Financial Data

The following table summarizes certain selected financial data of Marine Products. The historical information may not be indicative of Marine Products’ future results of operations. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this document.

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2006	2005	2004	2003	2002
Statement of Income Data:
Net sales	$261,378	$272,057	$252,418	$193,980	$162,682
Cost of goods sold	201,971	202,936	186,832	143,663	125,282
Gross profit	59,407	69,121	65,586	50,317	37,400
Selling, general and administrative expenses	32,474	33,557	29,810	23,015	18,018
Operating income	26,933	35,564	35,776	27,302	19,382
Interest income	2,502	1,330	590	501	600
Income before income taxes	29,435	36,894	36,366	27,803	19,982
Income tax provision	9,121	10,671	12,623	9,731	7,593
Net income	$20,314	$26,223	$23,743	$18,072	$12,389
Earnings per share:
Basic	$0.54	$0.69	$0.62	$0.47	$0.32
Diluted	$0.52	$0.65	$0.58	$0.45	$0.31
Dividends paid per share	$0.20	$0.16	$0.11	$0.07	$0.03
Other Financial and Operating Data:
Gross profit margin percent	22.7%	25.4%	26.0%	25.9%	23.0%
Operating margin percent	10.3%	13.1%	14.2%	14.1%	11.9%
Net cash provided by operating activities	$23,997	$19,366	$29,405	$17,828	$11,696
Net cash provided by (used for) investing activities	1,351	(2,023)	(1,924)	(4,432)	2,860
Net cash used for financing activities	(8,494)	(26,356)	(7,110)	(4,432)	(2,229)
Capital expenditures	$1,667	$1,118	$2,838	$3,707	$3,800
Employees at end of year	1,089	1,065	1,187	975	867
Factory and administrative space at end of year (square ft.)	1,149	1,149	1,146	1,128	898
Balance Sheet Data at end of year:
Cash and cash equivalents	$54,456	$37,602	$46,615	$26,244	$17,280
Marketable securities — current	652	1,323	132	1,402	1,929
Marketable securities — non-current	3,715	5,893	6,202	5,930	4,865
Inventories	29,556	26,856	25,869	21,770	20,685
Working capital	76,506	61,341	61,989	45,984	33,390
Property, plant and equipment, net	16,641	17,252	18,362	17,761	16,216
Total assets	124,179	108,805	109,734	86,314	71,063
Total stockholders’ equity	$101,401	$87,688	$87,372	$69,966	$56,833

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with “Selected Financial Data” and “Financial Statements and Supplementary Data.” See also “Forward-Looking Statements” on page 2.

Overview

Marine Products, through our wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets. Most of these dealers finance their inventory through third-party floorplan lenders, who pay Marine Products upon delivery of the products to the dealers.

We manage our Company by focusing on the execution of the following business and financial strategies:

•	Manufacturing high-quality, stylish, and innovative powerboats for our dealers and retail customers,

•
Providing our independent dealer network appropriate incentives, training, and other support to enhance their success and their customers’ satisfaction, thereby facilitating their continued relationship with us,

•	Managing our production and dealer order backlog to maximize profitability and reduce risk in the event of a downturn in sales of our products,

•	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,

•	Focusing on the competitive nature of the boating business and designing our products and strategies in order to grow and maintain profitable market share,

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

During 2006, the industry continued the trend of lower wholesale and retail sales that began in the fourth quarter of 2005. The hurricanes in the Gulf of Mexico in the third quarter of 2005 damaged geographical areas that are popular for boating and the boating-related infrastructure in those areas. The severe hurricanes impacted consumer sentiment for 2006 because of the expectation that the 2006 hurricane season would be as active as the hurricane season in 2005. Although the 2006 hurricane season was actually very mild by historical standards, this was not known until the end of the retail boating season. High fuel prices during the beginning of 2006 also contributed to negative consumer sentiment, because fluctuation in fuel prices created uncertainty which caused consumers to be concerned about the potential costs of operating a pleasure boat. These industry conditions were reflected in our 2006 production levels, which were lower than in 2005 in order to maintain appropriate dealer inventories and backlog.

We monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2006 (latest data available to us), Chaparral’s market share in the 18 to 35 foot sterndrive category was 8.1 percent, a decline from our market share in the same category for the twelve months ended December 31, 2005 of 8.3 percent. This decline was concentrated in the smaller 18 to 20 foot size boats in our market. We believe this was the result of two factors: the execution of our stated strategy of selling larger, more profitable boats, and the strategy of certain of our competitors, who have built and sold a large number of entry-level smaller boats which are constructed in offshore manufacturing plants with lower cost labor. Although we will continue to monitor our market share and believe it to be important, we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

Management believes that realizing growth in net sales and profits in 2007 will be a challenge. This belief is based on lower attendance and sales during the first part of the 2007 winter boat show season compared to the same period in 2006. In addition, management believes that consumers are concerned about fluctuating fuel prices and a possible slowing economy. Boat show attendance has historically been positively correlated with retail boat sales later in the selling season because consumers attend shows due to their interest in recreational boating and make initial purchasing decisions at a boat show exhibition. However, there can be no assurance that this relationship will continue in 2007 or subsequent years. Pleasure boating is a discretionary consumer activity, and can be negatively impacted by many factors; therefore, an increase in interest rates, the expectation of high fuel costs, or a decline in consumer confidence could have a serious and immediate negative impact on net sales and profits. Over the past several years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry has started a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, are participating in this program. Management believes that these efforts will benefit the industry and Marine Products, but could result in increased advertising and other selling, general and administrative expenses during 2007.

Our ability to maintain or improve our net sales and profits in 2007 will depend on a number of factors, including interest rates, fuel costs, consumer confidence, the continued acceptance of our products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials.

Results of Operations

($’s in thousands)	2006	2005	2004
Total number of boats sold	6,245	7,292	7,310
Average gross selling price per boat	$41.1	$37.3	$34.9
Net sales	$261,378	$272,057	$252,418
Percentage of gross profit to net sales	22.7%	25.4%	26.0%
Percentage of selling, general and administrative expense to net sales	12.4%	12.3%	11.8%
Operating income	$26,933	$35,564	$35,776
Warranty expense	$6,714	$4,929	$4,789

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Net Sales. Marine Products’ net sales decreased by $10.7 million or 3.9 percent in 2006 compared to 2005. The decrease was due to a 14.4 percent decrease in the number of boats sold, partially offset by an increase in the average gross selling price per boat and an increase in parts and accessories sales. A 10.2 percent increase in average gross selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2007 model year, which began in the third quarter, and to a lesser extent, a price increase of approximately one percent that took effect in January 2006 to offset the higher cost of materials.

Cost of Goods Sold.  Cost of goods sold decreased 0.5 percent in 2006 compared to 2005, less than the decrease in net sales. As a percentage of net sales, cost of goods increased in 2006 compared to 2005, primarily due to higher costs of raw materials and accessories costs coupled with production inefficiencies due to lower production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3.2 percent in 2006 compared to 2005. The decrease in selling, general and administrative expenses resulted from costs that vary with the level of Company sales and profitability, such as incentive compensation, partially offset by an increase in warranty expense. Warranty expense increased in 2006 due to adjustments based on a review of recent claims experience to reflect changes in estimated costs per claim, due primarily to higher labor rates and parts cost. Warranty expense was 2.6 percent of net sales in 2006 and 1.8 percent of net sales in 2005.

Interest Income. Interest income was $2.5 million in 2006 compared to $1.3 million in 2005. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The increase in interest income resulted primarily from higher investable cash balances and higher percentage yields, consistent with recent increases in short-term interest rates.

Income Tax Provision. The higher effective tax rate in 2006 of 30.9 percent compared to 28.9 percent in 2005 resulted from the one time effect of refunds in 2005 resulting from amended returns and reduced benefits from tax credits resulting from slightly reduced production activities in 2006.

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

Cost of Goods Sold.  Cost of goods sold increased 8.6 percent in 2005 compared to 2004, slightly higher than the increase in net sales. As a percentage of net sales, cost of goods sold increased slightly in 2005 compared to 2004, primarily due to increases in the cost of certain materials and components. Also contributing to the increase was higher transportation costs, primarily fuel, in 2005 compared to 2004.

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

Income Tax Provision. The lower effective tax rate in 2005 of 28.9 percent compared to 34.7 percent in 2004 resulted from the benefit of the new manufacturing deduction created by the American Jobs Creation Act of 2004 and a contingency adjustment. The decrease was also attributable to certain reductions in the tax provision resulting from the effect of these strategies reflected on prior year returns filed during 2005 and a tax benefit from a reduction in certain state tax liabilities.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $54.5 million at December 31, 2006, $37.6 million at December 31, 2005 and $46.6 million at December 31, 2004.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2006	2005	2004
Net cash provided by operating activities	$23,997	$19,366	$29,405
Net cash provided by (used for) investing activities	1,351	(2,023)	(1,924)
Net (cash used) for financing activities	$(8,494)	$(26,356)	$(7,110)

2006

Cash provided by operating activities increased by $4.6 million in 2006 compared to 2005 as a result of an increase in other accrued expenses together with decreases in accounts receivable and income taxes receivable, all due to timing differences, offset by lower operating income.

In 2006, $2.9 million in net sales of marketable securities offset primarily by $1.7 million in capital expenditures resulted in $1.4 million of cash provided by investing activities. Cash used for investing activities in 2005 was comprised of $1.1 million in capital expenditures and $0.9 million in net purchases of marketable securities.

Cash used for financing activities decreased $17.9 million in 2006 compared to 2005 due primarily to a decrease of $19.3 million in cash used to purchase the Company’s common stock in the open market partially offset by an increase in the cash dividends paid per common share.

2005

Cash provided by operating activities decreased by $10.0 million in 2005 compared to 2004. Higher operating income in 2005 was offset by increased working capital requirements primarily due to an increase in accounts receivable and decreases in accounts payable and accrued expenses, each resulting from timing differences.

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

Cash Requirements

Management expects that capital expenditures during 2007 will be approximately $3.0 million, and are expected to include investment towards enhancements to certain manufacturing plants and the addition of a parts warehouse.

We expect that additional contributions to the defined benefit pension plan of approximately $0.3 million will be required in 2007 to achieve the Company’s funding objective.

At the January 23, 2007 Board of Directors’ meeting, the Board approved an increase in the cash dividend per common share from $0.05 to $0.06. Based on the shares outstanding on December 31, 2006, the aggregate annual dividends to be paid at this dividend rate would be approximately $9.1 million. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

The Company has purchased a total of 2,650,357 shares in the open market and as of December 31, 2006 can purchase 2,599,643 additional shares under its repurchase program.

The Company believes that the liquidity provided by its existing cash and cash equivalents, overall capitalization and cash expected to be generated from operations will provide sufficient capital to meet its requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	239,257	—	—	—	239,257
Operating leases (1)	92,124	37,007	55,117	—	—
Purchase obligations (2)	—	—	—	—	—
Other long-term liabilities (3)	250,000	250,000	—	—	—
Total	$581,381	$287,007	$55,117	$—	$239,257

(1)	Operating leases represent agreements for various office equipment.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees may become effective in the case of default by one or more dealers. The agreements provide for the lender to return all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. The maximum contractual obligation and the amount outstanding under these agreements, which expire in 2007, was $3.5 million as of December 31, 2006. The Company has recorded the estimated fair value of this guarantee; at December 31, 2006, this amount is immaterial and did not change from the prior year.

During the fourth quarter of 2005, a dealer defaulted on its debt obligation to a floor plan lender related to approximately $5 million of boat inventory. During 2006, the Company assisted the lender in coordinating the redistribution of these boats among existing and replacement dealers. The ultimate cost to the Company for these transactions and the impact on sales was not material.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $739,000 in 2006, $616,000 in 2005 and $546,000 in 2004. The Company’s liability to RPC for these services as of December 31, 2006 and 2005 was approximately $236,000 and $66,000. The Company’s directors are also directors of RPC and all of the executive officers with the exception of one director are employees of both the Company and RPC.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total incentives as a percentage of gross sales were 13.3 percent in 2006, 13.0 percent in 2005 and 12.9 percent in 2004. A 0.25 percentage point change in incentives as a percentage of gross sales during 2006 would have increased or decreased net sales, gross margin and operating income by approximately $0.8 million.

Warranty costs -The Company records as part of selling, general and administrative expense an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and our enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 2.6 percent in 2006, 1.8 percent for 2005 and 1.9 percent in 2004. Warranty expense as a percentage of net sales has increased in 2006 compared to 2005 because of adjustments based on reviews of recent claims experience. These adjustments reflect changes in estimated costs per claim due primarily to higher labor rates and parts costs. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2006 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.3 million.

Income taxes— The effective income tax rates were 30.9 percent in 2006, 28.9 percent in 2005, and 34.7 percent in 2004. Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates.

Impact of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

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

In June 2006, the FASB issued Financial Interpretation No. ("FIN") 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the provisions of FIN 48.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit pension plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement requires the Company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has adopted the recognition provisions of SFAS 158 as of December 31, 2006. See Note 10 to the consolidated financial statements for details. The Company currently measures the plan assets and benefit obligations as of its fiscal year-end and therefore adoption of the measurement provisions will not have a significant impact on its consolidated results of operation and financial condition.

    In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated results of operations and financial condition.

    In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in EITF 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-5 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Marine Products holds no derivative financial instruments which could expose Marine Products to significant market risk. Marine Products maintains an investment portfolio, comprised of United States Government, corporate backed obligations, asset backed securities and municipal debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products’ portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2006.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2006, and has also issued their report on management’s assessment of the Company’s internal control over financial reporting, included in this report on page 28.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
February 27, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders of Marine Products Corporation

We have audited management’s assessment included in Management’s Report on Internal Control Over Financial Reporting included in Marine Products Corporation’s Form 10-K for 2006, that Marine Products Corporation (a Delaware Corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia
February 27, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders of Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  Schedule II, as listed in the Index, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As described in Note 1 to the consolidated financial statements, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” and also the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2007 expressed an unqualified opinion.

Atlanta, Georgia
February 27, 2007

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)

December 31,	2006	2005
ASSETS
Cash and cash equivalents	$54,456	$37,602
Marketable securities	652	1,323
Accounts receivable, net	2,980	3,662
Inventories	29,556	26,856
Income taxes receivable	834	2,528
Deferred income taxes	3,244	3,079
Prepaid expenses and other current assets	1,873	1,343
Current assets	93,595	76,393
Property, plant and equipment, net	16,641	17,252
Goodwill	3,308	3,308
Other intangibles, net	465	430
Marketable securities	3,715	5,893
Deferred income taxes	1,449	1,126
Other assets	5,006	4,403
Total assets	$124,179	$108,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$3,455	$3,461
Accrued expenses and other liabilities	13,634	11,591
Current liabilities	17,089	15,052
Pension liabilities	4,670	4,923
Other long-term liabilities	1,019	1,142
Total liabilities	22,778	21,117
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding - 37,908,188 shares in 2006, 37,697,925 shares in 2005	3,791	3,770
Capital in excess of par value	13,453	16,364
Retained earnings	84,875	72,192
Deferred compensation	—	(3,540)
Accumulated other comprehensive loss	(718)	(1,098)
Total stockholders’ equity	101,401	87,688
Total liabilities and stockholders’ equity	$124,179	$108,805

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)

Years ended December 31,	2006	2005	2004
Net sales	$261,378	$272,057	$252,418
Cost of goods sold	201,971	202,936	186,832
Gross profit	59,407	69,121	65,586
Selling, general and administrative expenses	32,474	33,557	29,810
Operating income	26,933	35,564	35,776
Interest income	2,502	1,330	590
Income before income taxes	29,435	36,894	36,366
Income tax provision	9,121	10,671	12,623
Net income	$20,314	$26,223	$23,743
EARNINGS PER SHARE
Basic	$0.54	$0.69	$0.62
Diluted	$0.52	$0.65	$0.58
Dividends paid per share	$0.20	$0.16	$0.11

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)

Three Years Ended December 31, 2006	Comprehensive Income	Common Shares	Stock Amount	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2003		38,592	$3,859	$34,436	$32,409	$(229)	$(509)	$69,966
Stock issued for stock incentive plans, net		456	46	2,854		(1,925)		975
Stock purchased and retired		(244)	(24)	(3,912)				(3,936)
Net income	$23,743				23,743			23,743
Minimum pension liability adjustment, net of taxes	(301)						(301)	(301)
Unrealized loss on securities, net of taxes and reclassification adjustments	(94)						(94)	(94)
Comprehensive income	$23,348
Dividends declared					(4,110)			(4,110)
Stock-based compensation						255		255
Excess tax benefits for share-based payments				874				874
Effect of stock splits		139	13	(13)				—
Balance, December 31, 2004		38,943	3,894	34,239	52,042	(1,899)	(904)	87,372
Stock issued for stock incentive plans, net		278	28	2,862		(2,391)		499
Stock purchased and retired		(1,608)	(161)	(20,728)				(20,889)
Net income	$26,223				26,223			26,223
Minimum pension liability adjustment, net of taxes	(178)						(178)	(178)
Unrealized loss on securities, net of taxes and reclassification adjustments	(16)						(16)	(16)
Comprehensive income	$26,029
Dividends declared					(6,073)			(6,073)
Stock-based compensation						750		750
Effect of stock splits		85	9	(9)				—
Balance, December 31, 2005		37,698	3,770	16,364	72,192	(3,540)	(1,098)	87,688
Stock issued for stock incentive plans, net		381	38	434				472
Stock purchased and retired		(171)	(17)	(1,615)				(1,632)
Net income	$20,314				20,314			20,314
Minimum pension liability adjustment, net of taxes	344						344	344
Unrealized gain on securities, net of taxes and reclassification adjustments	36						36	36
Comprehensive income	$20,694
Dividends declared					(7,631)			(7,631)
Stock-based compensation				1,514				1,514
Excess tax benefits for share-based payments				296				296
Adoption of SFAS 123(R)				(3,540)		3,540		—
Balance, December 31, 2006		37,908	$3,791	$13,453	$84,875	$—	$(718)	$101,401

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)

Years ended December 31,	2006	2005	2004
OPERATING ACTIVITIES
Net income	$20,314	$26,223	$23,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,130	2,268	2,277
Stock-based compensation expense	1,514	750	255
Excess tax benefit for share-based payments	(296)	—	—
Deferred income tax benefit	(737)	(1,970)	(784)
(Increase) decrease in assets:
Accounts receivable	682	(2,580)	2,888
Inventories	(2,700)	(987)	(4,099)
Prepaid expenses and other current assets	(530)	(467)	(260)
Income taxes receivable	1,990	(1,476)	787
Other non-current assets	(603)	(1,751)	(1,187)
Increase (decrease) in liabilities:
Accounts payable	(6)	(289)	1,153
Other accrued expenses	2,043	(1,410)	4,242
Other long-term liabilities	196	1,055	390
Net cash provided by operating activities	23,997	19,366	29,405
INVESTING ACTIVITIES
Capital expenditures	(1,667)	(1,118)	(2,838)
Proceeds from sale of assets	113	—	—
Sale (purchase) of marketable securities, net	2,905	(905)	914
Net cash provided by (used for) investing activities	1,351	(2,023)	(1,924)
FINANCING ACTIVITIES
Payment of dividends	(7,631)	(6,073)	(4,110)
Cash paid for common stock purchased and retired	(1,337)	(20,627)	(3,768)
Excess tax benefit for share-based payments	296	—	—
Proceeds received upon exercise of stock options	178	344	768
Net cash used for financing activities	(8,494)	(26,356)	(7,110)
Net increase (decrease) in cash and cash equivalents	16,854	(9,013)	20,371
Cash and cash equivalents at beginning of year	37,602	46,615	26,244
Cash and cash equivalents at end of year	$54,456	$37,602	$46,615

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. Net sales from the Company’s international operations were approximately $47,000,000 in 2006, $43,000,000 in 2005 and $27,500,000 in 2004.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2006, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value.

Dividend — The Board of Directors, at their quarterly meeting on January 23, 2007, declared a quarterly dividend of $0.06 per common share payable March 12, 2007 to stockholders of record at the close of business on February 12, 2007.

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Shipping and Handling Charges — The shipping and handling of the Company’s products to dealers is handled through a combination of third-party marine transporters and a company owned fleet of delivery trucks. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of income; the related costs incurred by the Company are included in cost of goods sold.

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2006 and 2005, the Company had approximately $525,000 and $390,000 in prepaid expenses related to the unamortized product brochure costs. Advertising expenses totaled approximately $2,789,000 in 2006, $2,622,000 in 2005 and $2,520,000 in 2004.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Realized gains (losses) on marketable securities totaled $(36,000) in 2006, $(52,000) in 2005 and $148,000 in 2004. Of the total gains (losses) realized, reclassification from other comprehensive income totaled approximately $(25,000) in 2006, $(38,000) in 2005 and $165,000 in 2004. The fair value and the unrealized gains (losses) of the available-for-sale securities are as follows:

December 31,	2006		2005
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
U.S. Treasury Notes	$—	$—	$1,630,000	$(14,000)
Federal Agency Obligations	471,000	(2,000)	1,081,000	(15,000)
Corporate Backed Obligations	2,349,000	(18,000)	1,654,000	(24,000)
Asset Backed Securities	1,547,000	(15,000)	1,797,000	(39,000)
Municipal Obligations	—	—	1,054,000	—

Corporate backed obligations consist primarily of debentures and notes issued by other companies ranging in maturity from less than ninety days to five years. These securities are rated A1/P1 or higher for the short-term securities and BBB or higher for the long-term securities.

Asset backed securities consist of a well diversified portfolio of securities backed by receivables such as auto loans, equipment loans and credit cards. These securities have a credit rating of A1/P1 or higher.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The maturities of the Company’s non-current marketable securities are as follows: $0 in 2007, approximately $3,679,000 between 2008 and 2012, $0 between 2013 and 2017, $36,000 in 2018 and thereafter.

Accounts Receivable — The majority of the Company’s accounts receivable are due from dealers located in markets throughout the Unites States. Most of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with two major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately 10 business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2006 and 2005. Pursuant to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 beginning on January 1, 2002, goodwill is no longer amortized to earnings but instead is subject to an annual test for impairment. The Company completed an initial impairment analysis upon adoption of SFAS No. 142 and subsequent analyses in each year. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 10 for further information regarding these securities.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2006 and 2005 is as follows:

(in thousands)	2006	2005
Balance at beginning of year	$4,272	$3,796
Less: Payments made during the year	(5,649)	(4,453)
Add: Warranty provision for the current year	4,729	4,435
Changes to warranty provision for prior years	1,985	494
Balance at end of year	$5,337	$4,272

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Changes to the warranty provision for prior years are the result of updated information about the frequency and size of claims incurred related to prior period sales, including changes in labor rates and component costs.

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,439,000 in 2006, $1,933,000 in 2005 and $1,729,000 in 2004.

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

	2006	2005	2004
Basic	37,338,724	38,015,899	38,452,704
Dilutive effect of stock options and restricted shares	1,639,582	2,101,028	2,318,547
Diluted	38,978,306	40,116,927	40,771,251

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are classified as available-for-sale securities with the exception of securities held in the non-qualified Supplemental Retirement Plan (“SERP”) which are classified as trading securities. All of the securities are carried at fair value in the accompanying consolidated balance sheets. The fair value of these securities is based upon quoted market prices.

Concentration of Suppliers — The Company purchases a significant number of its sterndrive engines from only two available suppliers. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

New Accounting Standards — In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

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

In June 2006, the FASB issued Financial Interpretation No. ("FIN") 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the provisions of FIN 48.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit pension plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement requires the Company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has adopted the recognition provisions of SFAS 158 as of December 31, 2006. See Note 10 to the consolidated financial statements for details. The Company currently measures the plan assets and benefit obligations as of its fiscal year-end and therefore adoption of the measurement provisions will not have a significant impact on its consolidated results of operation and financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in EITF 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-5 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which revises SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured based on their fair values and recognized in the financial statements over the requisite service period. See Note 10 regarding the Company’s adoption of SFAS 123(R).

Prior to January 1, 2006, the Company provided the disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosures”, and accounted for all of its stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method prescribed therein. Accordingly, the Company did not recognize compensation expense for the options granted since the exercise price was the same as the market price of the shares on the date of grant. Compensation cost on the restricted stock was recorded as deferred compensation in stockholders’ equity based on the fair market value of the shares on the date of issuance and amortized ratably over the respective vesting period. Forfeitures related to restricted stock were previously accounted for as they occurred. See Note 10 for additional information.

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2006	2005
(in thousands)
Trade receivables	$2,661	$3,249
Other	371	471
Total	3,032	3,720
Less: Allowance for doubtful accounts	(52)	(58)
Net accounts receivable	$2,980	$3,662

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of amounts due from vendors for co-op advertising and rebates on engine purchases.

Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 59 of this report.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,	2006	2005
(in thousands)
Raw materials	$13,319	$13,212
Work in process	9,383	7,727
Finished goods	6,854	5,917
Total inventories	$29,556	$26,856

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation and consist of the following:

December 31,	Estimated Useful Lives	2006	2005
(in thousands)
Land	N/A	$495	$495
Buildings	20-39	16,403	16,120
Operating equipment and property	3-15	8,861	8,453
Furniture and fixtures	5-7	1,594	1,224
Vehicles	3-5	6,048	5,831
Gross property, plant and equipment		33,401	32,123
Less: accumulated depreciation		(16,760)	(14,871)
Net property, plant and equipment		$16,641	$17,252

Depreciation expense was $2,130,000 in 2006, $2,245,000 in 2005 and $2,237,000 in 2004.

NOTE 5: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. (“RPC”) in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $739,000 in 2006, $616,000 in 2005 and $546,000 in 2004. The Company’s liability to RPC for these services as of December 31, 2006 and 2005 was approximately $236,000 and $66,000. The Company’s directors are also directors of RPC and all of the executive officers with the exception of one director are employees of both the Company and RPC.

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2006	2005
(in thousands)
Accrued payroll and related expenses	$1,926	$2,185
Accrued sales incentives and discounts	3,624	2,887
Accrued warranty costs	5,337	4,272
Deferred revenue	1,944	1,010
Other	803	1,237
Total accrued expenses and other liabilities	$13,634	$11,591

NOTE 7: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2006	2005	2004
(in thousands)
Current provision:
Federal	$9,549	$11,958	$12,574
State	309	683	833
Deferred (benefit) provision:
Federal	(778)	(1,863)	(678)
State	41	(107)	(106)
Total income tax provision	$9,121	$10,671	$12,623

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	0.8	1.3
Tax exempt interest	(0.3)	(1.0)	(0.4)
ETI benefit	(0.5)	(0.7)	0.0
Manufacturing deduction	(1.0)	(1.1)	0.0
Other	(2.9)	(4.1)	(1.2)
Effective tax rate	30.9%	28.9%	34.7%

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2006	2005
(in thousands)
Deferred tax assets:
Warranty costs	$1,922	$1,580
Sales incentives and discounts	664	700
Stock-based compensation	710	538
Pension	1,633	1,842
All others	684	786
Total deferred tax assets	5,613	5,446
Deferred tax liabilities:
Depreciation expense	(920)	(1,241)
Net deferred tax assets	$4,693	$4,205

Total income tax payments, net of refunds, were $7,985,000 in 2006, $14,307,000 in 2005 and $12,608,000 in 2004. The Company currently does not have a valuation allowance because it has determined that all of the deferred tax assets are more likely than not to be realized based on future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following:

	Minimum Pension Liability	Unrealized Gain (Loss) on Securities	Total
(in thousands)
Balance at December 31, 2004	$(853)	$(51)	$(904)
Change during 2005:
Before-tax amount	(324)	(63)	(387)
Tax benefit	146	23	169
Reclassification adjustment, net of taxes	—	24	24
Total activity in 2005	(178)	(16)	(194)
Balance at December 31, 2005	$(1,031)	$(67)	$(1,098)

Change during 2006:
Before-tax amount	572	56	628
Tax provision	(228)	(36)	(264)
Reclassification adjustment, net of taxes	—	16	16
Total activity in 2006	344	36	380
Balance at December 31, 2006	$(687)	$(31)	$(718)

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

Dealer Floor-Plan Financing — To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. The maximum contractual obligation and the amount outstanding under these agreements, which expire in 2007 was $3.5 million as of December 31, 2006. The Company has recorded the estimated fair value of this guarantee; at December 31, 2006, this amount is immaterial and did not change from the prior year.

Lease Obligation — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease and accordingly, the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $992,000 with accumulated depreciation of approximately $149,000. A liability equal to the estimated present value of the remaining lease obligation totaling $239,000 has been recorded and is included in other long-term liabilities on the consolidated balance sheet.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities consist primarily of the Company’s estimated liabilities for these probable assessments and totaled approximately $780,000 as of December 31, 2006 and $992,000 as of December 31, 2005.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Employment Agreements — The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $7,999,000 in 2006, $10,320,000 in 2005 and $9,997,000 in 2004 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 10: EMPLOYEE BENEFIT PLANS

Retirement Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service prior to 2002. The Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. These discretionary contributions are expected to be made over a seven year period beginning in 2002 to either a non-qualified SERP established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expenses related to the enhanced benefits were $119,000 in 2006, $119,000 in 2005 and $122,000 in 2004.

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are marked to market and as of December 31, 2006 and 2005 totaled approximately $4,353,000 and $3,686,000. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of income for 2006 and 2005. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as compensation cost in the statements of income.

As previously mentioned, the Company has adopted the provisions of SFAS 158. In accordance with the provisions of SFAS 158, the fair value of the plan assets exceeded the Company’s projected benefit obligation under its pension plan by $121,000 and thus the plan was not under-funded as of December 31, 2006. Prior to the adoption of SFAS 158, the Company’s disclosure of the funded status in the notes to the consolidated financial statements did not differ from the amount recognized in the consolidated balance sheets; therefore, the adoption of SFAS 158 did not have an affect on the balance sheet. The adoption of SFAS 158 had the following effect on the Company’s consolidated balance sheet as of December 31, 2006:

	As of December 31, 2006
(in thousands)	Prior to adoption of SFAS 158	Effect of adopting SFAS 158	Adjusted
Asset for pension benefits	$121	$—	$121
Deferred income taxes	$378	$—	$378
Accumulated other comprehensive income	$1,065	$—	$1,065

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets subsequent to the adoption of SFAS 158:

December 31,	2006	2005
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$4,699	$4,917

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$4,917	$4,403
Service cost	—	—
Interest cost	246	251
Actuarial (gain) loss	(401)	336
Benefits paid	(63)	(73)
Projected benefit obligation at end of year	$4,699	$4,917
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$3,780	$3,378
Actual return on plan assets	403	175
Employer contributions	700	300
Benefits paid	(63)	(73)
Fair value of plan assets at end of year	$4,820	$3,780
Funded status at end of year	$121	$(1,137)
Unrecognized net loss		1,637
Net prepaid benefit cost		$500

December 31,	2006
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$121
Current liabilities	—
Noncurrent liabilities	—
$121

The amount shown above has been recorded as part of other assets.

December 31,	2006
(in thousands)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net actuarial loss (gain)	$1,065
Prior service cost (credit)	—
Net transition obligation (asset)	—
$1,065

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2006 and 2005 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Amounts recognized in the consolidated balance sheet and reflected as pension liabilities consist of:

December 31,	2006	2005
(in thousands)
Net prepaid benefit cost	$—	$(500)
Minimum pension liability	—	1,637
SERP employer contributions	344	275
SERP employee deferrals	4,326	3,511
Net amount recognized	$4,670	$4,923

Marine Products’ funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Marine Products contributed $700,000 in 2006 and $300,000 in 2005.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2006	2005	2004
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	246	251	240
Expected return on plan assets	(341)	(285)	(231)
Amortization of net (gain) loss	108	122	86
Net periodic benefit cost	$13	$88	$95

The Company recorded pre-tax minimum pension liability adjustments of $(572,000) in 2006 and $324,000 in 2005. There were no previously unrecognized prior service costs as of December 31, 2006 and 2005.

The pre-tax amounts recognized in other comprehensive income at December 31, 2006 are summarized as follows:

(in thousands)	2006
Net loss (gain)	$(464)
Amortization of net (loss) gain	(108)
Net transition obligation (asset)	—
Amount recognized in other comprehensive income	$(572)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2007 are as follows:

(in thousands)	2006
Amortization of net loss (gain)	$95
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$95

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2006	2005	2004
PROJECTED BENEFIT OBLIGATION:
Discount rate	5.500%	5.500%	5.750%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	5.500%	5.750%	6.250%
Expected return on plan assets	8.000%	8.000%	8.000%
Rate of compensation increase	N/A	N/A	N/A

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

At December 31, 2006 and 2005, the Plan’s assets were comprised primarily of listed common stocks and U.S. Government and corporate securities. The plan’s weighted average asset allocation at December 31, 2006 and 2005 by asset category along with the target allocation for 2007 are as follows:

Asset Category	Target Allocation for 2007	Percentage of Plan Assets as of December 31, 2006	Percentage of Plan Assets as of December 31, 2005
Equity Securities	48.1%	49.6%	48.3%
Debt Securities — Core Fixed Income	28.3	28.6	28.7
Tactical — Fund of Equity and Debt Securities	5.4	5.4	2.6
Real Estate	5.4	5.5	5.4
Other	12.8	10.9	15.0
Total	100.0%	100.0%	100.0%

The Company’s investment strategy for its pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits in accordance with this plan. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual marketable securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $250,000 to the pension plan in 2007 and does not expect to receive a refund in 2007.

The Company estimates that the future benefits payable for the defined benefit plan over the next ten years are as follows:

(in thousands)
2007	$85
2008	196
2009	209
2010	214
2011	228
2012-2016	1,281

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $176,000 in 2006, $149,000 in 2005 and $149,000 in 2004.

Stock Incentive Plan— The Company has granted various awards to employees under two stock incentive plans (the “Plans”) that were approved by the shareholders in 2001 and 2004. The Company reserved a total of 5,250,000 shares of common stock under both Plans, each of which expires 10 years from approval. The Plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2006, shares totaling 2,093,628 were available for grants.

As previously noted, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment,” effective January 1, 2006. As permitted by SFAS 123(R), the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, we will apply the provisions of SFAS123(R) to new awards and the awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company will recognize compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date as calculated for the pro forma disclosures required by Statement 123 less the cost of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. SFAS 123(R) also requires that cash flows related to share-based awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

Pre-tax stock-based employee compensation expense was approximately $1,514,000 ($1,129,000 after tax) for 2006, $750,000 ($506,000 after tax) for 2005 and $255,000 ($191,000 after tax) for 2004. As a result of the adoption of SFAS 123(R), financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

(In thousands)	Year Ended December 31, 2006

Income before income taxes	$517
Net income	$487
Basic earnings per common share	$0.01
Diluted earnings per common share	$0.01

As a result of the adoption of SFAS 123(R), basic earnings per share decreased from $0.55 to $0.54 and diluted earnings per share decreased from $0.53 to $0.52 for the year ended December 31, 2006.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation for the years ended December 31, 2005 and 2004:

Years ended December 31,	2005	2004
(in thousands)
Net income — as reported	$26,223	$23,743
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	506	191
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,055)	(550)
Pro forma net income	$25,674	$23,384
Pro forma income per share would have been as follows:
Basic - as reported	$0.69	$0.62
Basic - pro forma	$0.68	$0.61
Diluted - as reported	$0.65	$0.58
Diluted - pro forma	$0.64	$0.57

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

                As prescribed by SFAS 123(R), the Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. For options granted during 2004, the latest year for which the Company granted stock options, the weighted average assumptions used in the Black-Scholes option pricing model were as follows:

	2006	2005	2004
Risk free interest rate	N/A	N/A	3.5%
Expected dividend yield	N/A	N/A	0.9%
Expected lives	N/A	N/A	7 years
Expected volatility	N/A	N/A	47-52%

The total fair value of options granted to Marine Products employees was $422,000 in 2004.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Transactions involving the Marine Products stock options for the year ended December 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,272,313	2.67	4.7 years
Granted	—	—	N/A
Exercised	(308,773)	1.56	N/A
Forfeited	(12,000)	7.55	N/A
Expired	—	—	N/A
Outstanding at December 31, 2006	1,951,540	2.82	3.9 years	$17,407,737
Exercisable at December 31, 2006	1,435,392	2.36	3.3 years	$13,463,977

The Company has not granted stock options to employees since 2004. The weighted average grant date fair value of the options granted in 2004 was $6.18. The total intrinsic value of share options exercised was approximately $2,813,000 during 2006, $3,286,000 during 2005 and $5,625,000 during 2004. There were no tax benefits associated with the exercise of stock options during 2006, 2005 or 2004, because all of the options exercised were incentive stock options which do not generate tax deductions for the Company

            Restricted Stock— Marine Products has granted employees two forms of restricted stock; time lapse restricted and performance restricted. Time lapse restricted shares vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has issued time lapse restricted shares that vest over ten years in prior years and in 2006 and 2005 issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over the six year period beginning on the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the shares. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of Marine Products’ common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive all dividends declared and also voting rights to the shares.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from the Company, shares with restrictions must be returned to the Company.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2006	562,574	$8.79
Granted	153,000	11.24
Vested	(94,870)	5.07
Forfeited	(29,870)	13.42
Non-vested shares at December 31, 2006	590,954	$9.79

The total fair value of shares vested was approximately $1,267,000 during 2006, $0 during 2005 and $2,876,000 during 2004. The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $296,000 in 2006, $0 in 2005 and $874,000 in 2004. The excess tax deductions during the year ended December 31, 2006 are classified as financing cash flows in accordance with SFAS 123(R).

Other Information—As of December 31, 2006 total unrecognized compensation cost related to non-vested restricted shares was approximately $4,264,000 which is expected to be recognized over a weighted-average period of 3.1 years. Unearned compensation cost associated with non-vested restricted shares of $3,540,000 previously reflected as deferred compensation in stockholders’ equity at January 1, 2006 was reclassified to capital in excess of par value as required by SFAS 123(R). As of December 31, 2006, total unrecognized compensation cost related to non-vested stock options was approximately $488,000 which is expected to be recognized over a weighted-average period of 1.2 years.

The Company received cash from options exercised of $178,000 in 2006, $344,000 in 2005 and $768,000 in 2004. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $295,000 in 2006, $262,000 in 2005 and $168,000 in 2004 have been excluded from the consolidated statements of cash flows.

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

As of the end of the period covered by this report, December 31, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 27 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control as of December 31, 2006 and issued a report thereon which is included on page 28 of this report.

Changes in internal control over financial reporting— There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2007 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 14 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2007 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings - Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

Marine Products has a Code of Business Conduct that applies to all employees. In addition, the Company has a Supplemental Code of Business Conduct and Ethics for directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company’s website at www.marineproductscorp.com. Copies are also available at no extra charge by writing to Attn.: Human Resources, Marine Products Corporation, 2801 Buford Highway, Suite 520, Atlanta, Georgia 30329.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2007 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2007 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Information regarding Marine Products’ equity compensation plans including plans approved by security holders and plans not approved by security holders will be included in the section titled, “Executive Compensation” in the Marine Products Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2006.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	1,951,540	$2.82	2,093,628 (1)
Equity compensation plans not approved by securityholders	—	—	—
Total	1,951,540	$2.82	2,093,628

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

            Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2007 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2007 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2007 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).

10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).

10.7	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.8	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.9	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

10.10	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.11	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.12	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

10.13	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

10.14	Summary of ‘at will’ compensation arrangements with the Executive Officers as of February 28, 2006 (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 13, 2006).

10.15	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on March 15, 2005).

10.16	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007.

10.18	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007.

10.19	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

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

10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on February 13, 2001).
10.7	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.8	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.9	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).
10.10	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.11	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.12	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.13	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.14	Summary of ‘at will’ compensation arrangements with the Executive Officers as of February 28, 2006 (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 13, 2006).
10.15	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on March 15, 2005).
10.16	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007.
10.18	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007.
10.19	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan.
21	Subsidiaries of Marine Products Corporation
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

Any schedules or exhibits not shown above have been omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation

/s/ Richard A. Hubbell
Richard A. Hubbell President and Chief Executive Officer March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard A. Hubbell Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2007

/s/ Ben M. Palmer Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2007

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
March 2, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)
	For the years ended December 31, 2006, 2005 and 2004
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2006 Allowance for doubtful accounts	$58	$—	$(6)	$52

Year ended December 31, 2005 Allowance for doubtful accounts	$60	$—	$(2)	$58

Year ended December 31, 2004 Allowance for doubtful accounts	$67	$—	$(7)	$60

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)
Restated for the three-for-two stock split effective March 10, 2005.
2006
Net sales	$69,957	$71,739	$64,002	$55,680
Gross profit	16,818	16,136	14,705	11,748
Net income	5,776	6,289	4,562	3,687
Earnings per share — basic (a)	0.15	0.17	0.12	0.10
Earnings per share — diluted (a)	0.15	0.16	0.12	0.09
2005
Net sales	$72,586	$77,566	$65,032	$56,873
Gross profit	18,948	19,875	17,145	13,153
Net income	6,817	7,956	7,265	4,185
Earnings per share — basic (a)	0.18	0.21	0.19	0.11
Earnings per share — diluted (a)	0.17	0.20	0.18	0.11

(a)	The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.