Form 10-Q
period 2007-03-31
MARINE PRODUCTS CORP
filed 2007-05-04
CIK 1129155

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION
(exact name of registrant as specified in its charter)

Delaware	58-2572419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 520, Atlanta, Georgia 30329
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code -- (404) 321-7910

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

As of April 25, 2007, Marine Products Corporation had 37,995,627 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$56,235	$54,456
Marketable securities	864	652
Accounts receivable, net	4,141	2,980
Inventories	31,366	29,556
Income taxes receivable	1,679	834
Deferred income taxes	3,271	3,244
Prepaid expenses and other current assets	925	1,873
Total current assets	98,481	93,595
Property, plant and equipment, net	16,635	16,641
Goodwill	3,308	3,308
Marketable securities	3,232	3,715
Deferred income taxes	1,361	1,449
Other assets	5,997	5,471
Total assets	$129,014	$124,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$6,887	$3,455
Accrued expenses	15,022	13,634
Total current liabilities	21,909	17,089
Pension liabilities	4,941	4,670
Other long-term liabilities	728	1,019
Total liabilities	27,578	22,778
Common stock	3,801	3,791
Capital in excess of par value	11,847	13,453
Retained earnings	86,496	84,875
Accumulated other comprehensive loss	(708)	(718)
Total stockholders' equity	101,436	101,401
Total liabilities and stockholders' equity	$129,014	$124,179

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2007	2006

Net sales	$64,976	$69,957
Cost of goods sold	51,012	53,139
Gross profit	13,964	16,818
Selling, general and administrative expenses	8,443	8,638
Operating income	5,521	8,180
Interest income	726	446
Income before income taxes	6,247	8,626
Income tax provision	2,330	2,850
Net income	$3,917	$5,776

Earnings per share
Basic	$0.10	$0.15
Diluted	$0.10	$0.15

Dividends per share	$0.06	$0.05

Average shares outstanding
Basic	37,500	37,309
Diluted	38,819	39,091

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
OPERATING ACTIVITES
Net income	$3,917	$5,776
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	524	528
Stock-based compensation expense	373	381
Excess tax benefit for share-based payments	(371)	(235)
Deferred income tax provision (benefit)	56	(133)
(Increase) decrease in assets:
Accounts receivable	(1,161)	(2,174)
Inventories	(1,810)	(1,740)
Prepaid expenses and other current assets	948	(118)
Income taxes receivable	(474)	1,774
Other non-current assets	(526)	(209)
Increase (decrease) in liabilities:
Accounts payable	3,432	4,905
Other accrued expenses	1,388	779
Other long-term liabilities	(20)	(438)
Net cash provided by operating activities	6,276	9,096

INVESTING ACTIVITIES
Capital expenditures	(518)	(430)
Sale (purchase) of marketable securities, net	286	(45)
Net cash used for investing activities	(232)	(475)

FINANCING ACTIVITIES
Payment of dividends	(2,296)	(1,864)
Excess tax benefit for share-based payments	371	235
Cash paid for common stock purchased and retired	(2,392)	(275)
Proceeds received upon exercise of stock options	52	31
Net cash used for financing activities	(4,265)	(1,873)

Net increase in cash and cash equivalents	1,779	6,748
Cash and cash equivalents at beginning of period	54,456	37,602
Cash and cash equivalents at end of period	$56,235	$44,350

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended March 31
	2007	2006

Net income	$3,917	$5,776
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	37,500	37,309
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	1,319	1,782
Adjusted weighted average shares outstanding	38,819	39,091
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.10	$0.15
Diluted	$0.10	$0.15

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The recent accounting pronouncements previously reported on the Company’s Form 10-K for the year ended December 31, 2006 is incorporated herein by reference. As disclosed on the 10-K, the Company adopted the following standards in the first quarter of 2007 with no material impact on the Company’s consolidated results of operation and financial condition:

•	SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”
•	SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”
•
Emerging Issues Task Force (“EITF”) Issue 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance”

The Company will adopt the provisions of SFAS 157, “Fair Value Measurements” in the first quarter of 2008 and believes that the adoption will not have a material impact on the Company’s consolidated results of operation and financial condition.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company will adopt SFAS 159 in fiscal year 2008. The Company is currently evaluating the impact of applying these provisions.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” ( “ FIN 48 ” ), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. As of the adoption date the Company had gross tax affected unrecognized tax benefits of $659,000, all of which, if recognized, would affect the Company’s effective tax rate. There have been no material changes to these amounts during the quarter ended March 31, 2007.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2003 through 2006 tax years remain open to examination.

It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under Voluntary Disclosure Agreements. However, quantification of an estimated range cannot be made at this time.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of January 1, 2007 and March 31, 2007.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

(in thousands)	Three months ended March 31
	2007	2006

Net income as reported	$3,917	$5,776
Change in unrealized gain (loss) on marketable securities, net of taxes and reclassification adjustments	10	(2)
Comprehensive income	$3,927	$5,774

5.	STOCK-BASED COMPENSATION

Pre-tax cost of stock-based employee compensation was $373,000 ($263,000 after tax effect) for the three months ended March 31, 2007.

Stock Options

Transactions involving Marine Products stock options for the three months ended March 31, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,951,540	$2.82	3.3 years
Granted	-	-	N/A
Exercised	(246,943)	$1.33	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding at March 31, 2007	1,704,597	$3.03	3.9 years	$11,148,071
Exercisable at March 31, 2007	1,480,349	$2.84	3.7 years	$9,962,749

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of share options exercised was approximately $2,083,000 during the three months ended March 31, 2007 and approximately $2,300,000 during the three months ended March 31, 2006. There were no tax benefits associated with the exercise of stock options during the three months ended March 31, 2007 and 2006, since all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2007:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2007	590,954	$9.79
Granted	136,000	$9.54
Vested	(165,454)	$4.72
Forfeited	(1,500)	$9.54
Non-vested shares at March 31, 2007	560,000	$11.23

The total fair value of shares vested was approximately $1,829,000 during the three months ended March 31, 2007 and $679,000 during the three months ended March 31, 2006. The tax benefit for compensation tax deductions in excess of compensation expense aggregating $371,000 was credited to capital in excess of par value during the three months ended March 31, 2007 and $235,000 during the three months ended March 31, 2006. This excess tax deduction is classified as a financing cash flow during the three months ended March 31, 2007 in accordance with SFAS123R.

Other Information

As of March 31, 2007, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,284,000. This cost is expected to be recognized over a weighted-average period of 4.2 years. As of March 31, 2007, total unrecognized compensation cost related to non-vested stock options was approximately $389,000 and is expected to be recognized over a weighted average period of approximately one year.

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

An analysis of the warranty accruals for the three months ended March 31, 2007 and 2006 is as follows:

(in thousands)	2007	2006
Balances at beginning of year	$5,337	$4,272
Less: Payments made during the period	(1,724)	(2,068)
Add: Warranty provision for the period	1,243	897
Changes to warranty provision for prior years	120	352
Balances at March 31	$4,976	$3,453

Repurchase Obligations

The Company is a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers. The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of March 31, 2007, the maximum contractual obligation and the amounts outstanding under these agreements, which expire in 2007 and 2008, totaled approximately $3.5 million. The Company records the estimated fair value of the guarantee; at March 31, 2007, this amount was immaterial.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS 131 are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or on sales to international customers.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2007	December 31, 2006
Raw materials and supplies	$16,852	$13,319
Work in process	7,015	9,383
Finished goods	7,499	6,854
Total inventories	$31,366	$29,556

9.	INCOME TAXES

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

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

(in thousands)	Three months ended March 31
	2007	2006
Service cost	$-	$-
Interest cost	64	61
Expected return on plan assets	(96)	(85)
Amortization of:
Actuarial net (gains) and losses	20	27
Net periodic benefit cost	$(12)	$3

During the quarter ended March 31, 2007, the Company contributed $250,000 to the multiple employer pension plan to achieve its funding objectives. The Company does not currently expect to make any additional contributions to this plan in 2007.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

We reduced our production levels during the fourth quarter of 2006 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from higher fuel prices and declining consumer sentiment regarding the attractiveness of recreational boating. In the first quarter of 2007, our production levels were slightly lower than the levels during the first quarter of 2006. The impact of this decrease was compounded by a decrease in average selling prices due to the change in model mix to more of the smaller models. Gross profit margin as a percentage of net sales decreased approximately 2.5 basis points compared to the first quarter of 2006. This decline was primarily due to higher raw material costs, specifically petroleum based products such as resin, vinyl and foam, and higher component costs such as engines coupled with manufacturing inefficiencies at lower production levels. At the end of the quarter, our unit backlog was lower than at this time last year due to declining consumer demand.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2007 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Marine Products experienced a weaker than expected winter boat show season, and the demand for many of our larger 2007 models has been weaker than in the past. As we operate in the height of the retail selling season and prepare to introduce our 2008 models, we will continue to monitor dealer inventories and backlog, as well as any signs of declining consumer confidence due to high fuel prices or other factors. We continue to attempt to manage the rising cost of raw materials, which have negatively impacted our margins, through effective management of our purchasing processes.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2007 and 2006 follow:

($ in thousands)	Three months ended March 31
	2007	2006

Total number of boats sold	1,536	1,654
Average gross selling price per boat	$41.0	$41.8
Net sales	$64,976	$69,957
Percentage of cost of goods sold to net sales	78.5%	76.0%
Gross profit margin percent	21.5%	24.0%
Percentage of selling, general and administrative expense to net sales	13.0%	12.3%
Operating income	$5,521	$8,180
Warranty expense	$1,360	$1,249

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Net sales for the three months ended March 31, 2007 decreased $5.0 million or 7.1 percent compared to the comparable period in 2006. The change in net sales was comprised of a 1.8 percent decrease in average gross selling price per boat, a decrease in parts and accessories sales and a 7.1 percent decrease in the number of boats sold. The decrease in average selling price per boat was due to increased unit sales of SSi Sportboats and SSX Sportdecks, which realize lower average sales prices than Signature Cruisers and Robalo offshore sport fishing boats.

Cost of goods sold for the three months ended March 31, 2007 was $51.0 million compared to $53.1 million for the comparable period in 2006, a decrease of $2.1 million or 4.0 percent. Cost of goods sold, as a percentage of net sales, increased primarily the result of cost inefficiencies due to lower production volumes, as well as higher raw material costs compared to the prior year.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $8.4 million compared to $8.6 million for the comparable period in 2006, a decrease of $0.2 million or 2.3 percent. The decrease in selling, general and administrative expenses was primarily due to lower incentive compensation expense consistent with lower profitability. Warranty expense was 2.1 percent of net sales for the three months ended March 31, 2007 compared to 1.8 percent in the prior year.

Operating income for the three months ended March 31, 2007 decreased $2.7 million or 32.5 percent compared to the comparable period in 2006. Operating income was lower due to lower sales and gross profit margin percent.

Interest income was $0.7 million during the three months ended March 31, 2007 compared to $0.4 million for the comparable period in 2006. This increase resulted primarily from higher returns on our short term maturities due to rising interest rates during the period on the overnight and marketable securities in which Marine Products invests its available cash balances compared to the first quarter of 2006, and an increase in investable balances in the first quarter of 2007.

Income tax provision for the three months ended March 31, 2007 reflects an effective tax rate of 37.3 percent, compared to 33.0 percent for the comparable period in the prior year. The increase in the effective rate was due to discrete adjustments from prior years, as well as the elimination of the Extraterritorial Income Exclusion (ETI) benefit, partially offset by an increase in the domestic production activities deduction. The income tax provision of $2.3 million was $0.6 million or 18.2 percent lower than the income tax provision of $2.9 million for the comparable period in 2006. The decrease in the provision was primarily due to lower pre-tax income as compared to the comparable period in the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2007 were $56.2 million. The following table sets forth the historical cash flows for:

(in thousands)	Three months ended March 31,
	2007	2006

Net cash provided by operating activities	$6,276	$9,096
Net cash used for investing activities	(232)	(475)
Net cash used for financing activities	$(4,265)	$(1,873)

Cash provided by operating activities for the three months ended March 31, 2007 decreased approximately $2.8 million compared to the comparable period in 2006. This decrease is mainly the result of lower net income in the first three months of 2007 compared to the comparable period in 2006.

Cash used for investing activities for the three months ended March 31, 2007 decreased approximately $0.2 million compared to the comparable period in 2006, resulting primarily from increased sales of non-current marketable securities.

Cash used for financing activities for the three months ended March 31, 2007 increased approximately $2.4 million primarily due to an increase in the cash paid for repurchases of common stock.

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

Cash Requirements

The Company currently expects that capital expenditures during 2007 will be approximately $3.0 million, of which $0.5 million has been spent through March 31, 2007.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company contributed $0.3 million to the multiple employer pension plan in the first quarter of 2007 to achieve its funding objectives. The Company had disclosed an expected contribution of $0.3 million in the Form 10-K for the year ended December 31, 2006. The Company does not currently expect to make any additional contributions to this plan in 2007.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

On April 24, 2007, the Board of Directors approved a quarterly cash dividend per common share of $0.06. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 2,835,757 shares in the open market pursuant to April 2001 and September 2005 resolutions of the Board of Directors that authorized in the aggregate the repurchase of up to 5,250,000 shares. As of March 31, 2007, the Company can purchase 2,414,243 additional shares under these programs. Details regarding the shares repurchased during the first quarter of 2007 have been disclosed in Part II, Item 2 of this document.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section below titled “Off Balance Sheet Arrangements” for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2007 and 2006.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats capped at the lender level. As of March 31, 2007, the maximum contractual obligation to the lenders and the amount outstanding under these agreements, which expire in 2007 and 2008, totaled approximately $3.5 million. The Company has recorded the estimated fair value of this guarantee; at March 31, 2007, this amount is immaterial and did not change from the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Company reimbursed RPC for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.3 million in the three months ended March 31, 2007 and approximately $0.2 million in the three months ended March 31, 2006.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

Recently, the Company has experienced an increase in certain material and component costs. The Company responded to this increase in costs by instituting price increases effective during 2006, and in early 2007. These price increases did not fully absorb the increased material costs for the quarter ended March 31, 2007 and therefore negatively impacted the gross margin percent. We anticipate, with continued high commodity prices, energy prices and petroleum based product prices, that the price of materials will continue to increase. If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing product prices.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated results of operation and financial condition, statements that relate to the Company’s business strategy, plans and objectives, the Company’s plan and ability to effect future price increases, expectations for future warranty expense, the Company’s outlook for 2007, the Company’s schedule and plan for new model introductions, adequacy of capital resources and funds, opportunity for continued growth, estimated capital expenditures, estimated pension contributions, future dividends, estimates regarding boat purchase obligations, market risk exposure, effect of litigation on our financial position and results of operations, and the Company's beliefs and expectations regarding future demand for the Company's products and services. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following:  possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to identify, complete or successfully integrate acquisitions, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, and competition from other boat manufacturers and dealers. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2006. The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2007, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of March 31, 2007, the Company’s investment portfolio, totaling approximately $60.3 million and comprised of United States Government, corporate backed obligations, asset backed securities and municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Marine Products has not experienced any material changes in market risk exposures or how those risks are managed since the end of fiscal year 2006, and currently expects no such changes through the end of the year.

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

As of the end of the period covered by this report, March 31, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Marine Products during the three months ended March 31, 2007 were as follows:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 January 1, 2007 to January 31, 2007	16,420	(2)	$9.82	-	2,599,643

Month #2 February 1, 2007 to February 28, 2007	146,284	(3)	$9.59	72,800	2,526,843

Month #3 March 1, 2007 to March 31, 2007	112,600		$9.76	112,600	2,414,243

Totals	275,304		$9.70	-	2,414,243

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. A total of 2,835,757 shares have been repurchased through March 31, 2007. The programs do not have predetermined expiration dates.

(2)	Represents shares tendered at an average price of $9.82 per share in connection with the exercise of stock options.
(3)
Includes 12,032 shares tendered at an average price of $9.66 per share in connection with the exercise of stock options and 61,452 shares tendered at an average price of $9.65 for withholding taxes related to the release of restricted shares.

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

10.1
Summary of At-Will with Compensation Arrangements with Executive Officers as of February 28, 2007 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.2
Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 4, 2007	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 4, 2007	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)