Form 10-Q
period 2007-06-30
MARINE PRODUCTS CORP
filed 2007-08-03
CIK 1129155

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 24, 2007, Marine Products Corporation had 37,664,959 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$15,925	$54,456
Marketable securities	4,525	652
Accounts receivable, net	5,320	2,980
Inventories	34,080	29,556
Income taxes receivable	258	834
Deferred income taxes	2,999	3,244
Prepaid expenses and other current assets	1,955	1,873
Total current assets	65,062	93,595
Property, plant and equipment, net	16,385	16,641
Goodwill	3,308	3,308
Marketable securities	37,324	3,715
Deferred income taxes	1,185	1,449
Other assets	6,250	5,471
Total assets	$129,514	$124,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$7,706	$3,455
Accrued expenses	14,027	13,634
Total current liabilities	21,733	17,089
Pension liabilities	5,255	4,670
Other long-term liabilities	733	1,019
Total liabilities	27,721	22,778
Common stock	3,767	3,791
Capital in excess of par value	9,233	13,453
Retained earnings	89,515	84,875
Accumulated other comprehensive loss	(722)	(718)
Total stockholders' equity	101,793	101,401
Total liabilities and stockholders' equity	$129,514	$124,179

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$67,869	$71,739	$132,845	$141,696
Cost of goods sold	52,935	55,603	103,947	108,742
Gross profit	14,934	16,136	28,898	32,954
Selling, general and administrative expenses	7,920	8,437	16,363	17,075
Operating income	7,014	7,699	12,535	15,879
Interest income	637	588	1,363	1,034
Income before income taxes	7,651	8,287	13,898	16,913
Income tax provision	2,376	1,998	4,706	4,848
Net income	$5,275	$6,289	$9,192	$12,065

Earnings per share
Basic	$0.14	$0.17	$0.25	$0.32
Diluted	$0.14	$0.16	$0.24	$0.31

Dividends per share	$0.06	$0.05	$0.12	$0.10

Average shares outstanding
Basic	37,324	37,414	37,412	37,361
Diluted	38,448	38,976	38,622	39,049

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
OPERATING ACTIVITES
Net income	$9,192	$12,065
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,016	1,061
Stock-based compensation expense	748	781
Excess tax benefit for share-based payments	(335)	(295)
Deferred income tax provision	512	204
Gain on sale of property and equipment	-	(2)
(Increase) decrease in assets:
Accounts receivable	(2,340)	(4,157)
Inventories	(4,524)	(6,821)
Prepaid expenses and other current assets	(82)	(293)
Income taxes receivable	911	1,666
Other non-current assets	(779)	(131)
Increase (decrease) in liabilities:
Accounts payable	4,251	6,773
Other accrued expenses	393	655
Other long-term liabilities	299	(1,088)
Net cash provided by operating activities	9,262	10,418

INVESTING ACTIVITIES
Capital expenditures	(760)	(986)
Proceeds from sale of assets	-	25
(Purchase) sale of marketable securities, net	(37,489)	977
Net cash (used for) provided by investing activities	(38,249)	16

FINANCING ACTIVITIES
Payment of dividends	(4,552)	(3,767)
Excess tax benefit for share-based payments	335	295
Cash paid for common stock purchased and retired	(5,407)	(559)
Proceeds received upon exercise of stock options	80	160
Net cash used for financing activities	(9,544)	(3,871)

Net (decrease) increase in cash and cash equivalents	(38,531)	6,563
Cash and cash equivalents at beginning of period	54,456	37,602
Cash and cash equivalents at end of period	$15,925	$44,165

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On the consolidated statement of cash-flows for the six months ended June 30, 2006, the excess tax benefit for share-based payments has been reclassified from incomes taxes receivable and shown as a reduction in net cash provided by operating activities to conform to the presentation for the current year. The reclassification had no effect on previously reported net earnings or stockholders’ equity.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net income	$5,275	$6,289	$9,192	$12,065
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	37,324	37,414	37,412	37,361
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	1,124	1,562	1,210	1,688
Adjusted weighted average shares outstanding	38,448	38,976	38,622	39,049
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.14	$0.17	$0.25	$0.32
Diluted	$0.14	$0.16	$0.24	$0.31

Certain stock options as shown below were excluded in the computation of weighted average shares outstanding because the effect of their inclusion would be anti-dilutive to earnings per share:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	48	50	48	50

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company will adopt SFAS 159 in fiscal year 2008. The Company is currently evaluating the impact of applying these provisions.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s consolidated results of operations and financial condition.

In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The consensus ratified by the FASB requires that a realized income tax benefit from dividend or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding share options should be recognized as an increase in additional paid-in-capital. Such amount recognized should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This consensus ratified by the FASB should be applied prospectively to the income tax benefits of dividends on equity awards granted to employees that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting EITF Issue 06-11.

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net income as reported	$5,275	$6,289	$9,192	$12,065
Change in unrealized gain (loss) on marketable securities, net of taxes and reclassification adjustments	(14)	(4)	(4)	(6)
Comprehensive income	$5,261	$6,285	$9,188	$12,059

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

Pre-tax cost of stock-based employee compensation was approximately $375,000 ($259,000 after tax) for the three months ended June 30, 2007 and approximately $748,000 ($522,000 after tax) for the six months ended June 30, 2007 and approximately $400,000 ($292,000 after tax) for the three months ended June 30, 2006 and approximately $781,000 ($576,000 after tax) for the six months ended June 30, 2006.

Stock Options

Transactions involving Marine Products stock options for the six months ended June 30, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,951,540	$2.82	3.3 years
Granted	-	-	N/A
Exercised	(255,041)	$1.40	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding at June 30, 2007	1,696,499	$3.03	3.6 years	$8,821,795
Exercisable at June 30, 2007	1,471,251	$2.84	3.4 years	$7,935,433

The total intrinsic value of share options exercised was approximately $2,124,000 during the six months ended June 30, 2007 and approximately $2,700,000 during the six months ended June 30, 2006. There were no tax benefits associated with the exercise of stock options during the six months ended June 30, 2007 and 2006, since all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2007:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2007	590,954	$9.79
Granted	136,000	$9.54
Vested	(195,004)	$5.89
Forfeited	(1,500)	$9.54
Non-vested shares at June 30, 2007	530,450	$11.16

The total fair value of shares vested was approximately $2,094,000 during the six months ended June 30, 2007 and $1,267,000 during the six months ended June 30, 2006.  The tax benefits for compensation tax deductions in excess of compensation expense were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

As of June 30, 2007, total unrecognized compensation cost related to non-vested restricted shares was approximately $4,988,000. This cost is expected to be recognized over a weighted-average period of 4.0 years. As of June 30, 2007, total unrecognized compensation cost related to non-vested stock options was approximately $306,000 and is expected to be recognized over a weighted average period of approximately one year.

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs
The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the six months ended June 30, 2007 and 2006 is as follows:

(in thousands)	2007	2006
Balances at beginning of year	$5,337	$4,272
Less: Payments made during the period	(3,030)	(3,433)
Add: Warranty provision for the period	2,550	2,545
Changes to warranty provision for prior years	123	343
Balances at June 30	$4,980	$3,727

Repurchase Obligations
The Company is a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers. The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits. As of June 30, 2007, the maximum contractual obligation and the amounts outstanding under these agreements, which expire in 2007 and 2008, totaled approximately $3.5 million. The Company records the estimated fair value of the guarantee; at June 30, 2007, this amount was immaterial.

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

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2007	December 31, 2006
Raw materials and supplies	$20,969	$13,319
Work in process	6,281	9,383
Finished goods	6,830	6,854
Total inventories	$34,080	$29,556

9.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. As of the adoption date the Company had gross tax affected unrecognized tax benefits of $659,000, all of which, if recognized, would affect the Company’s effective tax rate. There have been no material changes to these amounts during the six months ended June 30, 2007.

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

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of January 1, 2007 and June 30, 2007.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$-	$-	$-	$-
Interest cost	64	61	128	122
Expected return on plan assets	(103)	(85)	(199)	(170)
Amortization of:
Unrecognized net (gains) and losses	20	27	40	54
Net periodic benefit cost	$(19)	$3	$(31)	$6

During 2007, the Company contributed $250,000 to the multiple employer pension plan to achieve its funding objectives. The Company does not currently expect to make any additional contributions to this plan in 2007.

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

We reduced our production levels during the fourth quarter of 2006 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from higher fuel prices and declining consumer sentiment for recreational boating. In the second quarter of 2007, our production levels were lower than the levels during the second quarter of 2006. Gross profit margin as a percentage of net sales decreased approximately 0.5 percentage points compared to the second quarter of 2006. This decline was primarily due to manufacturing cost inefficiencies resulting from lower production levels. At the end of the quarter, our unit backlog was lower than at this time last year due to the current weak retail demand. The reduction in retail demand in the United States was partially offset by strong performance outside of the United States. Historically, net sales outside of the United States have been higher in the first six months of each year and therefore have not necessarily been indicative of the related net sales for the remainder of the year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2007 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Marine Products experienced a weaker than expected winter boat show season and retail selling season. As we prepare to introduce our 2008 models, we will continue to monitor dealer inventories and backlog, as well as any signs of declining consumer confidence due to high fuel prices, a weak housing market, or other factors. We are using our enhanced research and development and design resources to develop and introduce innovative models for the 2008 model year. We continue to attempt to manage the high cost of raw materials, which have negatively impacted our margins, through effective management of our purchasing processes.

The Company has reduced production volumes in the third quarter of 2007 in keeping with the historical trends of lower demand during the third quarter of each year and in order to achieve appropriate levels of dealer inventories and backlog of orders. In addition, the Company has implemented certain cost-reduction initiatives commensurate with lower production volumes.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2007 and 2006 follow:

($ in thousands)	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Total number of boats sold	1,486	1,714	3,022	3,368
Average gross selling price per boat	$44.1	$41.3	$42.5	$41.5
Net sales	$67,869	$71,739	$132,845	$141,696
Percentage of cost of goods sold to net sales	78.0%	77.5%	78.2%	76.7%
Gross profit margin percent	22.0%	22.5%	21.8%	23.3%
Percentage of selling, general and administrative expenses to net sales	11.7%	11.8%	12.3%	12.1%
Operating income	$7,014	$7,699	$12,535	$15,879
Warranty expense	$1,313	$1,639	$2,673	$2,888

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Net sales for the three months ended June 30, 2007 decreased $3.9 million or 5.4 percent compared to the comparable period in 2006. The change in net sales was comprised of a 6.8 percent increase in average gross selling price per boat, a decrease in parts and accessories sales and a 13.3 percent decrease in the number of boats sold. The increase in average selling price per boat was primarily due to increased average selling prices of SSi Sportboats, SSX Sportdecks, and Robalo offshore sport fishing boats offset by decreased average selling prices of Signature Cruisers. The decrease in net sales was partially offset by strong growth outside of the United States. In the second quarter of 2007, sales outside of the United States accounted for approximately 28.0 percent of net sales compared to approximately 19.0 percent of net sales for the prior year.

Cost of goods sold for the three months ended June 30, 2007 was $52.9 million compared to $55.6 million for the comparable period in 2006, a decrease of $2.7 million or 4.9 percent. Cost of goods sold, as a percentage of net sales, increased primarily as the result of cost inefficiencies due to lower production volumes.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $7.9 million compared to $8.4 million for the comparable period in 2006, a decrease of $0.5 million or 6.0 percent. The decrease in selling, general and administrative expenses was primarily due to lower warranty expense and incentive compensation expense consistent with lower profitability. Warranty expense was 1.9 percent of net sales for the three months ended June 30, 2007 compared to 2.3 percent in the prior year, primarily due to improved claims experience.

Operating income for the three months ended June 30, 2007 decreased $0.7 million or 8.9 percent compared to the comparable period in 2006. Operating income was lower primarily due to lower sales and gross profit margin percent.

Interest income was $0.6 million during the three months ended June 30, 2007 and for the comparable period in 2006. The slight increase resulted primarily from higher returns on our short term maturities due to an increase in investable balances in the second quarter of 2007.

Income tax provision for the three months ended June 30, 2007 of $2.4 million was $0.4 million or 20.0 percent higher than the income tax provision of $2.0 million for the comparable period in 2006. The income tax provision reflects an effective tax rate of 31.1 percent, compared to 24.1 percent for the comparable period in the prior year. The increase in the effective rate was due to discrete adjustments recorded in the prior year to reflect the favorable settlement of tax examinations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Net sales for the six months ended June 30, 2007 decreased $8.9 million or 6.2 percent compared to the comparable period in 2006. The change in net sales was comprised of a 2.4 percent increase in average gross selling price per boat, a decrease in parts and accessories sales and a 10.3 percent decrease in the number of boats sold. The increase in average selling price per boat was primarily due to increased average selling prices of SSi Sportboats, SSX Sportdecks and Robalo offshore sport fishing boats offset by decreased average sales prices of Signature Cruisers. The decrease in net sales was partially offset by strong growth outside of the United States. For the first six months of 2007, sales outside of the United States accounted for approximately 27.0 percent of net sales compared to approximately 21.0 percent of net sales for the prior year.

Cost of goods sold for the six months ended June 30, 2007 was $103.9 million compared to $108.7 million for the comparable period in 2006, a decrease of $4.8 million or 4.4 percent. Cost of goods sold, as a percentage of net sales, increased primarily as the result of cost inefficiencies due to lower production volumes, as well as higher raw material costs compared to the prior year.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $16.4 million compared to $17.1 million for the comparable period in 2006, a decrease of $0.7 million or 4.1 percent. The decrease in selling, general and administrative expenses was primarily due to lower incentive compensation expense consistent with lower profitability. Warranty expense was 2.0 percent of net sales for the six months ended June 30, 2007 and June 30, 2006.

Operating income for the six months ended June 30, 2007 decreased $3.3 million or 21.1 percent compared to the comparable period in 2006. Operating income was lower primarily due to lower sales and gross profit margin percent.

Interest income was $1.4 million during the six months ended June 30, 2007 compared to $1.0 million for the comparable period in 2006. This increase resulted primarily from an increase in investable balances in the first six months of 2007.

Income tax provision for the six months ended June 30, 2007 of $4.7 million was $0.1 million or 2.1 percent lower than the income tax provision of $4.8 million for the comparable period in 2006. The decrease in the provision was primarily due to lower pre-tax income as compared to the comparable period in the prior year. The income tax provision reflects an effective tax rate of 33.9 percent, compared to 28.7 percent for the comparable period in the prior year.  The increase in the effective rate was due to discrete adjustments recorded in the prior year to reflect the favorable settlement of tax examinations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2007 were $15.9 million. The following table sets forth the historical cash flows for:

(in thousands)	Six months ended June 30,
	2007	2006

Net cash provided by operating activities	$9,262	$10,418
Net cash (used for) provided by investing activities	(38,249)	16
Net cash used for financing activities	$(9,544)	$(3,871)

Cash provided by operating activities for the six months ended June 30, 2007 decreased approximately $1.2 million compared to the comparable period in 2006. This decrease is primarily the result of lower net income in the first six months of 2007 compared to the comparable period in 2006, partially offset by a lower growth in working capital in 2007 compared to 2006

Cash used for investing activities for the six months ended June 30, 2007 increased approximately $38.2 million compared to the comparable period in 2006, resulting from increased purchases of non-current marketable securities.

Cash used for financing activities for the six months ended June 30, 2007 increased approximately $5.7 million primarily due to an increase in the cash paid for repurchases of common stock on the open market and an increase in dividends paid.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2007 will be approximately $3.0 million, of which approximately $0.8 million has been spent through June 30, 2007.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company contributed approximately $0.3 million to the multiple employer pension plan in the first quarter of 2007 to achieve its funding objectives. The Company does not currently expect to make any additional contributions to this plan for the remainder of 2007.

On July 24, 2007, the Board of Directors approved a quarterly cash dividend per common share of $0.06. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 3,186,057 shares in the open market pursuant to April 2001 and September 2005 resolutions of the Board of Directors that authorized in the aggregate the repurchase of up to 5,250,000 shares. As of June 30, 2007, the Company can purchase 2,063,943 additional shares under these programs. Details regarding the shares repurchased during the second quarter of 2007 have been disclosed in Part II, Item 2 of this document.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section below titled “Off Balance Sheet Arrangements” for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2007 and 2006.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats capped at the lender level. As of June 30, 2007, the maximum contractual obligation to the lenders and the amount outstanding under these agreements, which expire in 2007 and 2008, totaled approximately $3.5 million. The Company has recorded the estimated fair value of this guarantee; at June 30, 2007, this amount is immaterial and did not change from the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Company reimbursed RPC for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.5 million in the six months ended June 30, 2007 and approximately $0.4 million in the six months ended June 30, 2006.

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

INFLATION

During 2005 and 2006, the Company experienced increases in certain material and component costs. The Company responded to these higher costs by instituting price increases effective during early 2006, and for the model year 2007, which began on July 1, 2006. However, these price increases did not fully absorb the increased material costs and therefore negatively impacted the gross margin percent. For the most recent quarter compared to the prior year, these material and component costs have remained high but relatively stable and therefore gross margin percentage has not been negatively impacted. We anticipate, with continued high commodity prices, energy prices and petroleum based product prices, that the price of materials could continue to increase. If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing product prices.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated results of operation and financial condition, statements that relate to the Company’s business strategy, plans and objectives, the Company’s plan and ability to effect future price increases, expectations for future warranty expense, the Company’s outlook for 2007, the Company’s schedule and plan for new model introductions, adequacy of capital resources and funds, opportunity for continued growth, estimated capital expenditures, estimated pension contributions, future dividends, estimates regarding boat purchase obligations, market risk exposure, effect of litigation on our financial position and results of operations, and the Company's beliefs and expectations regarding future demand for the Company's products and services. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following:  possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate our financial results against increasing commodity prices, our ability to identify, complete or successfully integrate acquisitions, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, and competition from other boat manufacturers and dealers. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2006. The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2007, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of June 30, 2007, the Company’s investment portfolio, totaling approximately $57.8 million and comprised primarily of municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature, with a recent increased emphasis on long-term securities. Although Marine Products’ investment portfolio mix has been allocated towards securities with longer term maturities compared to the end of fiscal year 2006, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2006 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, June 30, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Marine Products during the three months ended June 30, 2007 were as follows:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 April 1, 2007 to April 30, 2007	40,766	(2)	$9.30	33,600	2,380,643

Month #2 May 1, 2007 to May 31, 2007	181,200		$8.54	181,200	2,199,443

Month #3 June 1, 2007 to June 30, 2007	135,500		$8.03	135,500	2,063,943

Totals	357,466		$8.43	350,300	2,063,943

(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. A total of 3,186,057 shares have been repurchased through June 30, 2007. The programs do not have predetermined expiration dates.

(2)	Includes 7,166 shares tendered at an average price of $8.97 for withholding taxes related to the release of restricted shares.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 24, 2007. At the meeting, the stockholders voted to re-elect three Class III directors to the Board of Directors for the terms expiring in 2010.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Withheld
Re-election of Wilton Looney	36,707,590	110,926
Re-election of Gary W. Rollins	36,392,533	425,983
Re-Election of James A. Lane, Jr.	36,406,875	411,641

Messrs. Richard A. Hubbell, Bill J. Dismuke, R. Randall Rollins, Henry B. Tippie, James B. Williams and Ms. Linda H. Graham were not up for re-election and have continued as directors.

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

MARINE PRODUCTS CORPORATION

Date: August 3, 2007	By:	/s/ Richard A. Hubbell
Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2007		/s/ Ben M. Palmer
Ben M. Palmer Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)