Form 10-Q
period 2007-09-30
MARINE PRODUCTS CORP
filed 2007-10-31
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__ No X

As of October 25, 2007, Marine Products Corporation had 37,405,234 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(In thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$6,250	$54,456
Marketable securities	9,468	652
Accounts receivable, net	5,616	2,980
Inventories	33,037	29,556
Income taxes receivable	1,460	834
Deferred income taxes	2,657	3,244
Prepaid expenses and other current assets	1,631	1,873
Total current assets	60,119	93,595
Property, plant and equipment, net	16,261	16,641
Goodwill	3,308	3,308
Marketable securities	41,005	3,715
Deferred income taxes	1,120	1,449
Other assets	6,321	5,471
Total assets	$128,134	$124,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$7,946	$3,455
Accrued expenses	13,350	13,634
Total current liabilities	21,296	17,089
Pension liabilities	5,422	4,670
Other long-term liabilities	487	1,019
Total liabilities	27,205	22,778
Common stock	3,739	3,791
Capital in excess of par value	7,224	13,453
Retained earnings	90,503	84,875
Accumulated other comprehensive loss	(537)	(718)
Total stockholders' equity	100,929	101,401
Total liabilities and stockholders' equity	$128,134	$124,179

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	$52,481	$64,002	$185,326	$205,698
Cost of goods sold	41,215	49,297	145,162	158,039
Gross profit	11,266	14,705	40,164	47,659
Selling, general and administrative expenses	6,471	8,028	22,834	25,103
Operating income	4,795	6,677	17,330	22,556
Interest income	585	664	1,948	1,698
Income before income taxes	5,380	7,341	19,278	24,254
Income tax provision	2,151	2,779	6,857	7,627
Net income	$3,229	$4,562	$12,421	$16,627

Earnings per share
Basic	$0.09	$0.12	$0.33	$0.45
Diluted	$0.08	$0.12	$0.32	$0.43

Dividends per share	$0.06	$0.05	$0.18	$0.16

Average shares outstanding
Basic	37,028	37,361	37,329	37,361
Diluted	38,154	38,815	38,501	38,995

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(In thousands)
(Unaudited)

						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Income	Total
Balance, December 31, 2006		37,908	$3,791	$13,453	$84,875	$(718)	$101,401
Stock issued for stock incentive plans, net		395	39	340	—	—	379
Stock purchased and retired		(910)	(91)	(8,026)	—	—	(8,117)
Net income	$12,421	—	—	—	12,421	—	12,421
Unrealized gain on securities, net of taxes	181	—	—	—	—	181	181
Comprehensive income	$12,602
Dividends declared		—	—	—	(6,793)	—	(6,793)
Stock-based compensation		—	—	1,122	—	—	1,122
Excess tax benefits for share- based payments		—	—	335	—	—	335
Balance, September 30, 2007		37,393	$3,739	$7,224	$90,503	$(537)	$100,929

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
OPERATING ACTIVITES
Net income	$12,421	$16,627
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,503	1,616
Stock-based compensation expense	1,122	1,135
Excess tax benefit for share-based payments	(335)	(295)
Deferred income tax provision	816	58
Gain on sale of property and equipment	-	(2)
(Increase) decrease in assets:
Accounts receivable	(2,636)	(2,376)
Inventories	(3,481)	(2,066)
Prepaid expenses and other current assets	242	(210)
Income taxes receivable	(291)	2,523
Other non-current assets	(850)	(398)
Increase (decrease) in liabilities:
Accounts payable	4,491	2,947
Other accrued expenses	(284)	839
Other long-term liabilities	220	(757)
Net cash provided by operating activities	12,938	19,641

INVESTING ACTIVITIES
Capital expenditures	(1,123)	(1,414)
Proceeds from sale of assets	-	25
(Purchase) sale of marketable securities, net	(45,826)	2,353
Net cash (used for) provided by investing activities	(46,949)	964

FINANCING ACTIVITIES
Payment of dividends	(6,793)	(5,635)
Excess tax benefit for share-based payments	335	295
Cash paid for common stock purchased and retired	(7,840)	(1,337)
Proceeds received upon exercise of stock options	103	160
Net cash used for financing activities	(14,195)	(6,517)

Net (decrease) increase in cash and cash equivalents	(48,206)	14,088
Cash and cash equivalents at beginning of period	54,456	37,602
Cash and cash equivalents at end of period	$6,250	$51,690

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On the consolidated statement of cash flows for the nine months ended September 30, 2006, the excess tax benefit for share-based payments has been reclassified from income taxes receivable and shown as a reduction in net cash provided by operating activities to conform to the presentation for the current year.  The reclassification had no effect on previously reported net earnings or stockholders’ equity.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income	$3,229	$4,562	$12,421	$16,627
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	37,028	37,361	37,329	37,361
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	1,126	1,454	1,172	1,634
Adjusted weighted average shares outstanding	38,154	38,815	38,501	38,995
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.09	$0.12	$0.33	$0.45
Diluted	$0.08	$0.12	$0.32	$0.43

Certain stock options as shown below were excluded in the computation of weighted average shares outstanding because the effect of their inclusion would be anti-dilutive to earnings per share:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options	48	50	48	50

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities.  The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company will adopt SFAS 159 in fiscal year 2008. The Company is currently evaluating the impact of applying these provisions.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48.”  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s consolidated results of operations and financial condition.

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

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income as reported	$3,229	$4,562	$12,421	$16,627
Change in unrealized gain on marketable securities, net of taxes and reclassification adjustments	185	38	181	32
Comprehensive income	$3,414	$4,600	$12,602	$16,659

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

Pre-tax cost of stock-based employee compensation was approximately $374,000 ($269,000 after tax) for the three months ended September 30, 2007, approximately $1,122,000 ($791,000 after tax) for the nine months ended September 30, 2007, approximately $354,000 ($232,000 after tax) for the three months ended September 30, 2006, and approximately $1,135,000 ($743,000 after tax) for the nine months ended September 30, 2006.

Stock Options

Transactions involving Marine Products stock options for the nine months ended September 30, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,951,540	$2.82	3.3 years
Granted	-	-	N/A
Exercised	(260,866)	$1.46	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding at September 30, 2007	1,690,674	$3.03	3.4 years	$9,214,173
Exercisable at September 30, 2007	1,466,426	$2.83	3.2 years	$8,285,313

The total intrinsic value of share options exercised was approximately $2,151,000 during the nine months ended September 30, 2007 and approximately $2,731,000 during the nine months ended September 30, 2006.  There were no tax benefits associated with the exercise of stock options during the nine months ended September 30, 2007 and 2006, since all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2007:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2007	590,954	$9.79
Granted	136,000	$9.54
Vested	(195,004)	$5.89
Forfeited	(1,500)	$9.54
Non-vested shares at September 30, 2007	530,450	$11.16

The total fair value of shares vested was approximately $2,094,000 during the nine months ended September 30, 2007 and $1,267,000 during the nine months ended September 30, 2006.  The tax benefits for compensation tax deductions in excess of compensation expense were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

As of September 30, 2007, total unrecognized compensation cost related to non-vested restricted shares was approximately $4,693,000.  This cost is expected to be recognized over a weighted-average period of 3.8 years.  As of September 30, 2007, total unrecognized compensation cost related to non-vested stock options was approximately $223,000 and is expected to be recognized over a weighted average period of less than one year.

6.	MARKETABLE SECURITIES

Marine Products maintains investments held with a large, well-capitalized financial institution.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity.  Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method.  Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.  The fair value and the unrealized gains (losses) of the available-for-sale securities are as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2007		December 31, 2006
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Federal Agency Obligations	$—	$—	$471,000	$(2,000)

Corporate Backed Obligations	—	—	2,349,000	(18,000)

Asset Backed Securities	—	—	1,547,000	(15,000)

Municipal Obligations	50,473,000	232,000	—	—

Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities.

7.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs
The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the nine months ended September 30, 2007 and 2006 is as follows:

(in thousands)	2007	2006
Balances at beginning of year	$5,337	$4,272
Less: Payments made during the period	(4,152)	(4,208)
Add: Warranty provision for the period	3,574	3,688
Changes to warranty provision for prior years	219	1,086
Balances at September 30	$4,978	$4,838

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Obligations
The Company is a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers.  The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits.  As of September 30, 2007, the maximum contractual obligation and the amounts outstanding under these agreements, which expire in 2007 and 2008, totaled approximately $3.5 million.  The Company records the estimated fair value of the guarantee; at September 30, 2007, this amount was immaterial.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS 131 are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Raw materials and supplies	$19,316	$13,319
Work in process	6,270	9,383
Finished goods	7,451	6,854
Total inventories	$33,037	$29,556

10.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.  As of the adoption date the Company had gross tax affected unrecognized tax benefits of $659,000, all of which, if recognized, would affect the Company’s effective tax rate.  There have been no material changes to these amounts during the nine months ended September 30, 2007.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2004 through 2006 tax years remain open to examination.

It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months.  These changes may be the result of, among other things, state tax settlements under Voluntary Disclosure Agreements.  However, quantification of an estimated range cannot be made at this time.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial as of January 1, 2007 and September 30, 2007.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$-	$-	$-	$-
Interest cost	64	62	192	184
Expected return on plan assets	(99)	(85)	(298)	(255)
Amortization of net losses	21	27	61	81
Net periodic benefit cost	$(14)	$4	$(45)	$10

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

We reduced our production levels during the fourth quarter of 2006 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from high fuel prices and declining consumer sentiment for recreational boating.  In the third quarter of 2007, our production levels were lower than the levels during the third quarter of 2006.  Gross profit margin as a percentage of net sales decreased approximately 1.5 percentage points compared to the third quarter of 2006.  This decline was primarily due to changes in model mix compared to the prior year, and manufacturing cost inefficiencies resulting from lower production levels.  At the end of the quarter, our unit backlog was higher than at this time last year.  The reduction in retail demand in the United States was partially offset by strong performance outside of the United States.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2007 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

The weak dealer and customer demand that began several years ago continued during the third quarter of 2007.  High fuel prices and insurance costs, coupled with consumer uncertainty, continue to reduce demand for discretionary purchases such as pleasure boats.  The Company also believes that the recent residential mortgage crisis is having a negative impact on our business, due to the wealth effect of lower real estate values.  This is of particular concern since the subprime mortgage problems and resulting delinquency rates, foreclosures, and depressed real estate prices are prominent in Southern California and Florida, two of our major markets.  For these reasons, we have managed our dealer inventories and production backlogs to better levels than at the end of the third quarter of 2006.

The Company recently began production for its 2008 model year, and we are encouraged by the dealer reaction and resulting orders for Chaparral’s redesigned Sunesta Wide TechTM product line.  In addition, we note that the recent interest rate cuts may have a positive impact on our sales, because we believe that most consumers finance their new boat purchases.  During September 2007, several major boat shows reported higher attendance than 2006.  Finally, the 2007 hurricane season was mild, which may bolster consumer confidence in our markets in Florida and the Gulf Coast.  We have increased production of our new Sunesta Wide TechTM models due to high dealer demand, but we anticipate that overall fourth quarter 2007 unit production will not increase, and we remain cautious about the strength of the market for our products until we see firm evidence of sustainable increases in overall boating market demand.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2007 and 2006 follow:

($ in thousands)	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Total number of boats sold	1,167	1,550	4,189	4,918
Average gross selling price per boat	$43.4	$40.5	$42.8	$41.2
Net sales	$52,481	$64,002	$185,326	$205,698
Percentage of cost of goods sold tonet sales	78.5%	77.0%	78.3%	76.8%
Gross profit margin percent	21.5%	23.0%	21.7%	23.2%
Percentage of selling, general andadministrative expenses to net sales	12.3%	12.5%	12.3%	12.2%
Operating income	$4,795	$6,677	$17,330	$22,556
Warranty expense	$1,120	$1,886	$3,793	$4,744

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Net sales for the three months ended September 30, 2007 decreased $11.5 million or 18.0 percent compared to the comparable period in 2006. The change in net sales was comprised of a 7.2 percent increase in average gross selling price per boat, a decrease in parts and accessories sales and a 24.7 percent decrease in the number of boats sold.  The increase in average selling price per boat was primarily due to increased average selling prices of SSi Sportboats, SSX Sportdecks, Signature Cruisers and Robalo offshore sport fishing boats offset by decreased average selling prices of Sunesta Deckboats before the redesign.  The decrease in net sales in the domestic market was partially offset by strong growth outside of the United States due to the weakness of the U.S. dollar.  In the third quarter of 2007, sales outside of the United States accounted for approximately 18.3 percent of net sales compared to approximately 12.2 percent of net sales for the prior year.

Cost of goodssold for the three months ended September 30, 2007 was $41.2 million compared to $49.3 million for the comparable period in 2006, a decrease of $8.1 million or 16.4 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of changes in model mix and cost inefficiencies due to lower production volumes.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $6.5 million compared to $8.0 million for the comparable period in 2006, a decrease of $1.5 million or 19.4 percent.  The decrease in selling, general and administrative expenses was primarily due to lower warranty expense and incentive compensation expense consistent with lower profitability.  Warranty expense was 2.1 percent of net sales for the three months ended September 30, 2007 compared to 2.9 percent in the prior year, primarily due to improved claims experience.

Operating income for the three months ended September 30, 2007 decreased $1.9 million or 28.2 percent compared to the comparable period in 2006. Operating income was lower primarily due to lower sales and gross profit margin percent.

Interest income was $0.6 million during the three months ended September 30, 2007 compared to $0.7 million for the comparable period in 2006. This decrease resulted primarily from lower returns on our short term maturities due to an increase in balances invested in municipal bonds in the third quarter of 2007.

Income tax provision for the three months ended September 30, 2007 of $2.2 million was $0.6 million or 22.6 percent lower than the income tax provision of $2.8 million for the comparable period in 2006.  The income tax provision reflects an effective tax rate of 40.0 percent, compared to 37.9 percent for the comparable period in the prior year.  The increase in the effective rate was due to discrete adjustments recorded in the current quarter to reflect true-ups to filed returns.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Net sales for the nine months ended September 30, 2007 decreased $20.4 million or 9.9 percent compared to the comparable period in 2006. The change in net sales was comprised of a 3.9 percent increase in average gross selling price per boat, a decrease in parts and accessories sales and a 14.8 percent decrease in the number of boats sold.  The increase in average selling price per boat was primarily due to increased average selling prices of SSi Sportboats, SSX Sportdecks and Robalo offshore sport fishing boats.  The decrease in net sales in the domestic market was partially offset by strong growth outside of the United States due to the weakness of the U.S. dollar.  For the first nine months of 2007, sales outside of the United States accounted for approximately 24.2 percent of net sales compared to approximately 17.8 percent of net sales for the prior year.

Cost of goodssold for the nine months ended September 30, 2007 was $145.2 million compared to $158.0 million for the comparable period in 2006, a decrease of $12.8 million or 8.1 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of changes in model mix, cost inefficiencies due to lower production volumes, as well as higher raw material costs compared to the prior year.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $22.8 million compared to $25.1 million for the comparable period in 2006, a decrease of $2.3 million or 9.0 percent.  The decrease in selling, general and administrative expenses was primarily due to lower incentive compensation expense consistent with lower profitability.  Warranty expense was 2.0 percent of net sales for the nine months ended September 30, 2007 compared to 2.3 percent in the prior year.

Operating income for the nine months ended September 30, 2007 decreased $5.2 million or 23.2 percent compared to the comparable period in 2006. Operating income was lower primarily due to lower sales and gross profit margin percent.

Interest income was $1.9 million during the nine months ended September 30, 2007 compared to $1.7 million for the comparable period in 2006. This increase resulted primarily from an increase in investable balances in the first nine months of 2007.

Income tax provision for the nine months ended September 30, 2007 of $6.9 million was $0.8 million or 10.1 percent lower than the income tax provision of $7.6 million for the comparable period in 2006. The decrease in the provision was primarily due to lower pre-tax income as compared to the comparable period in the prior year.  The income tax provision reflects an effective tax rate of 35.6 percent, compared to 35.0 percent for the comparable period in the prior year.  The increase in the effective rate was due to discrete adjustments recorded in the prior year to reflect the favorable settlement of tax examinations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2007 were $6.3 million.  The following table sets forth the historical cash flows for:

(in thousands)	Nine months ended September 30,
	2007	2006

Net cash provided by operating activities	$12,938	$19,641
Net cash (used for) provided by investing activities	(46,949)	964
Net cash used for financing activities	$(14,195)	$(6,517)

Cash provided by operating activities for the nine months ended September 30, 2007 decreased approximately $6.7 million compared to the comparable period in 2006.  This decrease is primarily the result of lower net income in the first nine months of 2007 compared to the comparable period in 2006, and an increase in working capital in 2007 compared to 2006.

Cash used for investing activities for the nine months ended September 30, 2007 increased approximately $47.9 million compared to the comparable period in 2006, resulting from purchases of marketable securities instead of overnight investments.

Cash used for financing activities for the nine months ended September 30, 2007 increased approximately $7.7 million primarily due to an increase in the cash paid for repurchases of common stock on the open market and an increase in dividends paid.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2007 will be approximately $3.2 million, of which $1.1 million has been spent through September 30, 2007.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company contributed $0.3 million to the multiple employer pension plan in the first quarter of 2007 to achieve its funding objectives.  The Company does not currently expect to make any additional contributions to this plan for the remainder of 2007.

On October 23, 2007, the Board of Directors approved a quarterly cash dividend per common share of $0.06. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 3,462,857 shares in the open market pursuant to April 2001 and September 2005 resolutions of the Board of Directors that authorized in the aggregate the repurchase of up to 5,250,000 shares. As of September 30, 2007, the Company can purchase 1,787,143 additional shares under these programs. Details regarding the shares repurchased during the third quarter of 2007 have been disclosed in Part II, Item 2 of this document.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section below titled “Off Balance Sheet Arrangements” for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the nine months ended September 30, 2007 and 2006.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats capped at the lender level. As of September 30, 2007, the maximum contractual obligation to the lenders and the amount outstanding under these agreements, which expire in 2007 and 2008, totaled approximately $3.5 million. The Company has recorded the estimated fair value of this guarantee; at September 30, 2007, this amount is immaterial and did not change from the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.7 million in the nine months ended September 30, 2007 and approximately $0.6 million in the nine months ended September 30, 2006.

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

INFLATION

During 2005 and 2006, the Company experienced increases in certain material and component costs.  The Company responded to these higher costs by instituting price increases effective during early 2006, and for the model year 2007, which began on July 1, 2006.  However, these price increases did not fully absorb the increased material costs and therefore negatively impacted the gross margin percent.  For the most recent quarter compared to the prior year, these material and component costs have remained high but relatively stable.  We anticipate, with continued high commodity prices, energy prices and petroleum based product prices, that the price of materials could continue to increase.  If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will attempt to increase its product prices to offset its increased costs.  No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing product prices.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases.  Higher inflation typically results in higher interest rates that could translate into increased cost of boat ownership.  Prospective buyers may choose to delay their purchases or buy a less expensive boat.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may include without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated results of operation and financial condition, statements that relate to the Company’s business strategy, plans and objectives, the Company’s outlook for 2007, the Company’s schedule and plan for new model introductions, the Company’s encouragement by dealer reaction and resulting orders for certain products, the possible positive impact on our business related to interest rate cuts, higher boat show attendance and mild 2007 hurricane season, adequacy of capital resources and funds, opportunity for continued growth, estimated capital expenditures, estimated pension contributions, future dividends, estimates regarding boat purchase obligations, market risk exposure, effect of litigation on our financial position and results of operations, and the Company's beliefs and expectations regarding future demand for the Company's products and services.  The words “may,” “should,”  “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,”  “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements.  Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following:  possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate our financial results against increasing commodity prices, our ability to identify, complete or successfully integrate acquisitions, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, and competition from other boat manufacturers and dealers.  Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2006.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2007, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of September 30, 2007, the Company’s investment portfolio, totaling approximately $52.0 million and comprised primarily of municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature, with a recent increased emphasis on long-term securities.  Although Marine Products’ investment portfolio mix has been allocated towards securities with longer term maturities compared to the end of fiscal year 2006, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2006 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  The Company believes that its disclosure controls and procedures continue to be effective, notwithstanding the significant deficiency described below, in part because that deficiency did not represent a material weakness, and would not be expected to lead to a material misstatement in the Company’s financial statements or disclosures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Changes in internal control over financial reporting– During the quarter ended September 30, 2007, certain control deficiencies in the area of accounts payable were identified due to the actions of a non-management employee. Although there was no material impact to the financials as a result of these actions, management has concluded that there was a “significant deficiency” as defined in Rule 1-02 of Regulation S-X, related to accounts payable.  During the third quarter, management reinforced existing controls including expanded employee background investigations, enforcing restricted access controls, performing additional review procedures and account reconciliations.   Management believes that these changes will strengthen the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Marine Products during the three months ended September 30, 2007 were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 July 1, 2007 to July 31, 2007	-	$-	-	2,063,943

Month #2 August 1, 2007 to August 31, 2007	190,400	$8.81	190,400	1,873,543

Month #3 September 1, 2007 to September 30, 2007	86,400	$8.76	86,400	1,787,143

Totals	276,800	$8.79	276,800	1,787,143

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares.  A total of 3,462,857 shares have been repurchased through September 30, 2007.  The programs do not have predetermined expiration dates.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: October 31, 2007	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 31, 2007	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)