Form 10-K
period 2007-12-31
MARINE PRODUCTS CORP
filed 2008-03-04
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
[X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 29, 2007, the last business day of the registrant’s most recent second fiscal quarter, was $83,175,560 based on the closing price on the New York Stock Exchange on June 29, 2007 of $8.23 per share.

Marine Products Corporation had 36,306,727 shares of common stock outstanding as of February 15, 2008.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

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

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements include, without limitation, statements regarding our belief that international sales could produce additional sales growth; our expectation to continue to offer sales incentives and promotion programs in the future; our belief that the Wide TechTM bow design may be incorporated on other Chaparral boat models for the 2009 and subsequent model years; management’s belief that Marine Products is well positioned to take advantage of current market conditions which characterize the industry; our intention to continue seeking the most advantageous purchasing arrangements from our suppliers; our ability to execute our marketing strategy to increase market share by expanding our presence by building dedicated sales, marketing and distribution systems; our intention to continue to strengthen our dealer network and build brand loyalty with dealers and customers; our ability to locate and complete strategic acquisitions that will complement our existing product lines, expand our geographic presence and strengthen our capabilities; our belief that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and nationwide presence, enable us to compete effectively; our belief that we do not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety regulations; our belief that our product liability insurance will be adequate; our intention to pursue acquisitions and form strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our customer base and obtain other competitive advantages; our belief that the ultimate outcome of litigation arising in the ordinary course of business will not have a material adverse effect on our liquidity, financial condition or results of operations; our intention to continue to pay cash dividends; our ability to execute stated business and financial strategies in the future to better manage our Company; management’s belief that realizing growth in net sales and profits in 2008 will be a challenge; management’s belief that advertising and consumer targeting efforts will benefit the boating industry and our Company and could result in increased advertising and other selling and general administrative expenses during 2008; our belief that the redesign of one of the Chaparral product lines for the 2008 model year will be very popular with dealers and consumers and that the success of this product should continue to enhance our sales and profits in 2008; expectations about the amount of capital expenditures and contributions to our defined benefit plan during 2008 and the purpose of those capital expenditures; the adequacy of the Company’s capital resources; the amount and timing of future contractual obligations; judgments about the Company’s critical accounting policies; and the effect of various recent accounting pronouncements on the Company, its operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Marine Products Corporation to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. These risks involve the outcome of current and future litigation, the impact of interest rates, economic conditions, fuel costs and weather on our business, our dependence on a network of independent boat dealers, the possibility of defaults by our dealers in their obligations to third-party dealer floor plan lenders, and our reliance on third party suppliers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 12 for a discussion of factors that may cause actual results to differ from our projections.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, and sport fishing markets. The Company sells its products to a network of 172 domestic and 30 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive and inboard-powered pleasure boats including SSi Sportboats, SSX Sportdecks, Sunesta Wide Tech and Xtreme boats, Signature Cruisers, and Robalo outboard sport fishing boats. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2007] indicate that Chaparral is the fourth largest manufacturer of 18 to 35 foot sterndrive boats in the United States.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With over 40 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.

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

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral – SSi Sportboats	11	18"–28"	$22,000 – $156,000	Fiberglass bowriders and closed deck runabouts. Encompasses affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups.

Chaparral – SSX Sportdecks	3	24"–28"	$51,000 – $144,000	Fiberglass bowrider crossover sportboats that combine the ride of a sportboat and the usefulness of a deckboat. Marketed as high value runabouts for family groups.

Chaparral – Sunesta Wide Tech / Xtreme	6	22"–28"	$45,000 – $115,000
Fiberglass pleasure boats with a high-performance hull design and updated styling. Wide Tech is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout, the style of a sportboat and the roominess of a cruiser. Xtreme is marketed as a high-performance wakeboard/ski boat with technical features and styling that appeal to wakeboard and ski enthusiasts.

Chaparral – Signature Cruisers	7	25"–35"	$72,000 – $365,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo – Sport Fishing Boats	9	22"–31"	$53,000 – $236,000	Sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen.

Manufacturing

Marine Products’ manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. Marine Products utilizes seven different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. The Company’s manufacturing operations are ISO 9001: 2000 certified, which is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2000 surpasses previous ISO designations. Management believes Chaparral is the fourth largest sterndrive boat manufacturing brand to hold the ISO 9001: 2000 certification. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers. The manufacturing process begins with the design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

Product Warranty

For our Chaparral products, Marine Products provides a lifetime limited structural hull warranty against defects in material and workmanship for the original purchaser, and a 10-year limited structural hull warranty for one subsequent owner. Warranties on additional items are provided for periods of one to five years. For our Robalo products, Marine Products provides a transferable 10-year limited structural hull warranty against defects in material and workmanship, and a transferable one-year limited warranty on other components. The engine manufacturers for our Robalo and Chaparral products warrant engines included in the boats as well.

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

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel, copper and resins made from feedstocks. During 2007 the price of these raw materials increased, adversely affecting our 2007 operating results. See “Inflation” below.

Sales and Distribution

Sales are made through approximately 136 Chaparral dealers, 14 Robalo dealers, and 22 dealers that sell both brands located in markets throughout the United States. Dealers market directly to consumers at boat show exhibitions and in the dealers’ showrooms. Marine Products also has 30 international dealers. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ nine independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounts for more than 10 percent of sales.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its international sales or risk related to foreign currency fluctuation. Marine Products believes international sales could produce additional sales growth. Due in part to U.S. dollar weakness, sales to international dealers increased in 2007 compared to 2006. International sales in 2007, 2006 and 2005 were approximately 23.3, 18.0 and 15.0 percent of total sales, respectively.

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

Most of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with two major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products, generally, within 10 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Most dealers maintain financing arrangements with more than one lender. In connection with the dealer’s floor plan financing arrangements with qualified lenders, Marine Products or its subsidiaries have agreed to repurchase any of its boats, up to specified limits, which the lender repossesses from a dealer and returns to Marine Products in a “like new” condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers’ repurchase agreement with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. As of December 31, 2007, Marine Products’ aggregate obligation to repurchase boats under these floor plan financing programs described above was approximately $4.0 million. Unlike Marine Products’ obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are variously designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2008 model year (which commenced July 1, 2007), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, inventory reduction rebates, and payment of floor plan financing interest charged by qualified floor plan providers to dealers generally through March 31, 2008. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and their particular lender.

These various sales incentives and promotions have resulted in relatively level month-to-month production and sales. Similar sales incentive and promotion programs have been in effect during the past several years, and Marine Products expects to continue to offer these types of programs in the future.

The sales order backlog was approximately 1,300 boats with estimated net sales of approximately $59 million as of December 31, 2007. This represents an approximate 10 week backlog based on production levels at December 31, 2007. As of December 31, 2006, the sales order backlog was approximately 1,600 boats with estimated net sales of approximately $75 million. The decrease in the sales order backlog is the result of lower dealer orders partially offset by slightly higher production levels compared to the prior year. Based on recent trends the Company continues to adjust its production levels downward to manage inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

A new bow design found on the Chaparral Sunesta Wide Tech and Xtreme models for the 2008 model year, which began in July 2007, is the Wide TechTM design. The Wide TechTM hull design allows the models to have the Extended V-Plane hull, with the features and benefits that this hull design offers. In addition, the Wide TechTM hull design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, this bow design allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. The Wide TechTM bow design may be incorporated on other Chaparral boat models for the 2009 and subsequent model years.

In support of its new product development efforts, Marine Products incurred research and development costs of $1.7 million in 2007, $1.4 million in 2006 and $1.9 million in 2005.

Industry Overview

For 2007, the recreational boating industry accounted for less than one percent of the United States gross domestic product. The recreational marine market is a mature market, with 2006 (latest data available to us) retail expenditures of approximately $39.5 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ free time with all other leisure activities, from computers and video games to other outdoor sports. One of the greatest obstacles to continued growth for the recreational boating industry is consumers’ diminishing leisure time.

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

Industry sales of sterndrive boats in the United States during 2007 totaling 50,778 (source: Info-Link Technologies, Inc.), accounted for approximately 40 percent of the total new fiberglass powerboats sold that were between 18 and 35 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $2.8 billion, or an average retail price per boat of approximately $56,000. Management believes that the five largest states for boat sales are Florida, California, Texas, North Carolina and New York. Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 18 to 35 feet, the market segment in which Marine Products competes, represented $6.1 billion in retail sales during 2007. The table below reflects the estimated sales within this segment by category for 2007 and 2006, ranked by 2007 retail sales (source: Info-Link Technologies, Inc.):

	2007		2006
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	50,778	$2.8	55,363	$2.9
Outboard Boats	56,967	2.2	58,034	2.1
Inboard Boats	13,434	1.0	14,485	1.1
Jet Boats	4,634	0.1	3,943	0.1
TOTAL	125,813	$6.1	131,825	$6.2

Chaparral’s products are categorized as sterndrive and inboard boats and Robalo’s products are categorized as outboard boats.

The recreational boat manufacturing market remains highly fragmented. With the exception of Brunswick Corporation and Genmar Holdings, Inc., which have acquired a number of recreational boat manufacturing operations, there has been very little consolidation in the industry. We estimate that the boat manufacturing industry includes over 150 sterndrive manufacturers and over 600 outboard boat manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2007 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a market share of approximately 53 percent. Chaparral’s market share in units during the period was 7.3 percent, which represents a decline of 0.8 percentage points compared to the same period in 2006. This decline is attributable to Chaparral’s declining market share of boats that are 18 to 20 feet in length, although its market share in boats that are 21 to 35 feet in length increased during the same period. We attribute this decline in overall market share to Chaparral’s strategy of designing, building, and selling larger boats which carry higher average selling prices, as well as the strategy of certain other manufacturers who are designing smaller boats which are manufactured in offshore manufacturing facilities and sold in the domestic market at a lower price, thereby increasing the overall market share of these manufacturers.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, weather, tax laws, demographics and consumers’ leisure time. Interest rates and fuel prices can have a direct impact on boat sales, as well as various trends at the local, regional and national level. In addition, inflation has an impact on boat sales. If the cost of raw materials used in the manufacturing process increases, then the cost of boat ownership increases as well, which may prompt consumers either to buy a smaller boat or defer their purchase. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

Management believes Marine Products is well positioned to take advantage of the following conditions, which continue to characterize the industry:

•	labor-intensive manufacturing processes that remain largely unautomated;

•	increasingly strict environmental standards derived from governmental regulations and customer sensitivities;

•	a lack of focus on coordinated customer service and support by dealers and manufacturers; and

•	a high degree of fragmentation and competition among the more than 150 sterndrive and 600 outboard recreational boat manufacturers.

Growth Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of sterndrive boats experienced a compound annual decline rate of approximately four percent between 2005 and 2007. During this time, Marine Products has experienced a compound annual decline rate of approximately nine percent in the number of boats sold. Marine Products has historically grown its boat sales and net sales primarily through increasing market share and by expanding the number of models and product lines. Unit sales declined in 2007 partly due to industry conditions, but also because of Marine Products’ strategy of building larger boats with higher average selling prices. Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 5.9 percent in fiscal 1996 to 7.3 percent during the nine months ended September 30, 2007 (the most recent information provided to us by Statistical Surveys, Inc.). The Company continues to expand its product offerings in the outboard boat market, the largest boat market not previously served by the Company’s products, and by improvement of existing models and expansion into larger boats within its sterndrive and inboard offerings.

Marine Products’ operating strategy emphasizes innovative designs and manufacturing processes, by producing a high quality product while seeking to lower manufacturing costs through increased efficiencies in our facilities. In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 13 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 202 dealers located throughout the United States and internationally. Our strategy is to increase selectively the quantity of our dealers, and work to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. Marine Products intends to continue to strengthen its dealer network and build brand loyalty with both dealers and customers.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales between 2005 and 2007. Several of these manufacturers are part of larger integrated boat building companies and are marked with asterisks. According to Info-Link Technologies, Inc., the companies set forth below represent approximately 70 percent of all United States retail sterndrive boat registrations between 2005 and 2007.

1. Sea Ray* 2. Bayliner* 3. Tahoe 4. Chaparral 5. Four Winns ** 6. Crownline 7. Glastron ** 8. Stingray 9. Cobalt 10. Larson**

The outboard engine powered market has a large breadth and depth, accounting for approximately 45 percent of all boats sold. Robalo’s share of the outboard sport fishing boat market during the nine months ended September 30, 2007 was approximately one percent. Primary competitors for Robalo include Sea-Pro,* Grady-White, Key West, Pro-Line, Trophy*, Boston Whaler* and Hydra Sports**.

*	a subsidiary of Brunswick Corporation

**	a subsidiary of Genmar Holdings, Inc.

Environmental and Regulatory Matters

Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (“EPA”) and state pollution control agencies, which require reports and inspect facilities to monitor compliance with their regulations. The Occupational Safety and Health Administration (“OSHA”) standards limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Marine Products’ manufacturing facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. Marine Products believes that its facilities comply in all material aspects with these regulations. Although capital expenditures related to compliance with environmental laws are expected to increase during the coming years, we do not currently anticipate that any material expenditure will be required to continue to comply with existing environmental or safety regulations in connection with our existing manufacturing facilities.

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

The California Air Resources Board (ARB) in 2007 adopted regulations stipulating that many marine engines manufactured in 2008 or later meet an air emission standard that requires fitting a catalytic converter to the engine. The regulations apply to sterndrive and inboard gasoline engines of less than 500 horsepower, and in 2009 and later, to all sterndrive and inboard gasoline engines. In addition, the California ARB standard prohibits the purchase of a boat engine from outside the state of California for use within the state of California, if such purchase is made to avoid this emission standard, and requires certification by dealers that engines sold in California meet this emission standard as well as documentation affixed to the engines that they meet this standard. The majority of the engines used in Marine Products’ Chaparral product line sold in California are subject to this regulation. This regulation will increase the cost of boats subject to it. This cost increase may either reduce Marine Products’ profitability, because the Company may have to absorb the increased cost, or reduce Marine Products’ sales in the state of California, because the increased cost of owning a boat may force consumers to buy a smaller boat or forgo a boat purchase.

Employees

As of December 31, 2007, Marine Products had approximately 1,100 employees, of whom 6 were management and 52 administrative. None of Marine Products’ employees is party to a collective bargaining agreement. Marine Products’ entire workforce is currently employed in the United States and Marine Products believes that its relations with its employees are good.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2007, there were 22 Chaparral hull designs and 4 Robalo hull designs registered under the Vessel Hull Design Protection Act.

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

Inflation

During 2007 and 2006 the Company has experienced an increase in certain material and component costs. The Company has responded to these increases in costs by instituting price increases to its dealers for the 2008 model year which began on July 1, 2007. These price increases did not fully absorb the increased material costs during 2007 and therefore negatively impacted the Company’s gross margin. With the continued risk of high commodity prices, energy prices and petroleum based products, the price of materials may continue to increase. If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will, to the extent deemed appropriate, attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing our product prices.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat in the event that interest rates rise.

Availability of Filings

Marine Products makes available free of charge on its website, www.marineproductscorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Economic Conditions and Consumer Confidence Levels Affect Marine Products’ Sales because Marine Products’ Products are Purchased with Discretionary Income

During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political or economic uncertainty, Marine Products will be negatively affected to the extent consumers delay large discretionary purchases pending the resolution of those uncertainties. Tight lending and credit standards, such as those currently in use by lenders in the United States can make loans for boats harder to secure, and such loans may carry unfavorable terms, which may force consumers to forgo boat purchases.

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

Marine Products’ Dependence On Its Network Of Independent Boat Dealers May Affect Its Growth Plans And Sales

Virtually all of Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. The Company faces intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales. A deterioration in the number or quality of Marine Products’ network of independent boat dealers would have a material adverse effect on its boat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its growth plans.

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

Marine Products’ Sales Are Affected By Weather Conditions

Marine Products’ business is subject to weather patterns that may adversely affect its sales. For example, drought conditions, or merely reduced rainfall levels, or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in some locations. Hurricanes and other storms could cause disruptions of our operations or damage to our boat inventories and docking facilities.

Marine Products Encounters Intense Competition Which Affects our Sales and Profits

The recreational boat industry is highly fragmented, resulting in intense competition for customers, dealers and boat show exhibition space. This competition affects both the markets which we currently serve and new markets that we may enter in the future. We compete with several large national or regional manufacturers that have substantial financial, marketing and other resources. Competitive manufacturers have executed a strategy of constructing entry-level smaller boats which are constructed in off-shore manufacturing plants with lower labor costs. These competitive conditions have contributed to our inability to pass along our increased manufacturing costs to customers, reduced our market share in various selling categories including particularly smaller boats, and negatively impacted our profit margins.

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

California recently adopted regulations setting emission standards affecting boat engines sold or, under certain circumstances, used in California. This regulation will increase the cost of boats subject to the regulation, which may either reduce the Company’s profitability or reduce sales.

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

Marine Products’ Stock Price Has Been Volatile

Historically, the market price of common stock of companies engaged in the discretionary consumer products industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past. In addition, the availability of Marine Products common stock to the investing public is limited to the extent that shares are not sold by the executive officers, directors and their affiliates, which could negatively impact the trading price of Marine Products’ common stock, increase volatility and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a substantial portion of their shares could also negatively affect the trading price of Marine Products’ common stock.

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

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 70 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of Marine Products at a premium.

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

Several of The Insurance Companies That Insure a Number of Marine Products’ Marketable Securities Have Recently Been Downgraded, Which May Cause Volatility in the Market Prices of Our Marketable Securities

Marine Products maintains a diversified portfolio of investment-grade municipal debt securities managed by a large, well-capitalized financial institution. A number of these securities are insured by large insurance companies. The credit ratings of several insurance companies have recently been downgraded, causing general concern about the bond insurance industry. The market prices of these securities may be volatile during this period of uncertainty in the bond insurance industry.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Marine Products’ corporate offices are located in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $3,500 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30 day notice.

Chaparral owns and maintains approximately 1,104,000 square feet of space utilized for manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. In addition, the Company leases 83,000 square feet of manufacturing space at the Robalo facility in Valdosta, Georgia, under a long-term arrangement expiring in 2014 and also leases 111,000 square feet of warehouse space in Nashville, Georgia under a long-term arrangement expiring in 2018. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 795,000, research and development — 67,500, warehousing — 345,100, office and other — 90,400.

Item 3. Legal Proceedings

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	76	2/28/01
Chairman of the Board
Richard A. Hubbell (2)	63	2/28/01
President and Chief Executive Officer
James A. Lane, Jr. (3)	65	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.
Linda H. Graham (4)	71	2/28/01
Vice President and Secretary
Ben M. Palmer (5)	47	2/28/01
Vice President, Chief Financial Officer and Treasurer

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down from the position of Chief Executive Officer effective April 22, 2003. He has served as Chairman of the Board of Marine Products since February 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in February 2001. He has also been the President of RPC since 1987 and its Chief Executive Officer since April 22, 2003. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3)	James A. Lane, Jr., has held the position of President of Chaparral Boats (formerly a subsidiary of RPC) since 1976. Mr. Lane has been Executive Vice President and Director of Marine Products since it was spun off in 2001. He is also a director of RPC and has served in that capacity since 1987.

(4)	Linda H. Graham has been Vice President and Secretary of Marine Products since it was spun off in 2001, and Vice President and Secretary of RPC since 1987. Ms. Graham serves on the Board of Directors for both of these companies.

(5)	Ben M. Palmer has been Vice President, Chief Financial Officer and Treasurer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” At February 15, 2008, there were 36,306,727 shares of common stock outstanding.

At the close of business on February 15, 2008, there were approximately 3,000 holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2007 and 2006 were as follows:

	2007			2006
Quarter	High	Low	Dividends	High	Low	Dividends
First	$11.89	$9.10	$0.06	$12.35	$10.10	$0.05
Second	9.79	7.68	0.06	11.02	8.98	0.05
Third	9.62	7.96	0.06	9.98	7.65	0.05
Fourth	$9.13	$6.45	$0.06	$12.28	$9.14	$0.05

At the January 22, 2008 Board of Directors’ Meeting, the Board approved an increase in the quarterly cash dividend from $0.06 to $0.065. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2007 are outlined below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 October 1, 2007 to October 31, 2007	31,700	$7.97	31,700	4,755,443
Month #2 November 1, 2007 to November 30, 2007	324,900	$7.60	324,900	4,430,543
Month #3 December 1, 2007 to December 31, 2007	1,029,200	$7.05	1,029,200	3,401,343
Totals	1,385,800	$7.20	1,385,800	3,401,343

(1)	The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. A total of 4,848,657 shares have been repurchased through December 31, 2007. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company can repurchase, increasing the number of shares available for repurchase to 3,401,343. The programs do not have predetermined expiration dates.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (“Russell 2000”) and a peer group which includes companies that are considered peers of the Company (“Peer Group”). The companies included in the peer group have been weighted according to each respective issuer’s stock market capitalization at the beginning of each year. The companies are Brunswick Corporation and MarineMax, Inc.

The Russell 2000 is used because the Company became a component of the Russell 2000 in 2004, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2007 the components of the Russell 2000 had an average market capitalization of $1.32 billion.

The graph below assumes the value of $100.00 invested on December 31, 2002.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2007	2006	2005	2004	2003
Statement of Income Data:
Net sales	$244,273	$261,378	$272,057	$252,418	$193,980
Cost of goods sold	191,810	201,971	202,936	186,832	143,663
Gross profit	52,463	59,407	69,121	65,586	50,317
Selling, general and administrative expenses	30,228	32,474	33,557	29,810	23,015
Operating income	22,235	26,933	35,564	35,776	27,302
Interest income	2,590	2,502	1,330	590	501
Income before income taxes	24,825	29,435	36,894	36,366	27,803
Income tax provision	8,402	9,121	10,671	12,623	9,731
Net income	$16,423	$20,314	$26,223	$23,743	$18,072
Earnings per share:
Basic	$0.44	$0.54	$0.69	$0.62	$0.47
Diluted	$0.43	$0.52	$0.65	$0.58	$0.45
Dividends paid per share	$0.24	$0.20	$0.16	$0.11	$0.07
Other Financial and Operating Data:
Gross profit margin percent	21.5%	22.7%	25.4%	26.0%	25.9%
Operating margin percent	9.1%	10.3%	13.1%	14.2%	14.1%
Net cash provided by operating activities	$16,431	$23,997	$19,366	$29,405	$17,828
Net cash (used for) provided by investing activities	(41,391)	1,351	(2,023)	(1,924)	(4,432)
Net cash used for financing activities	(26,263)	(8,494)	(26,356)	(7,110)	(4,432)
Capital expenditures	$1,263	$1,667	$1,118	$2,838	$3,707
Employees at end of year	1,073	1,089	1,065	1,187	975
Factory and administrative space at end of year (square ft.)	1,298	1,149	1,149	1,146	1,128
Balance Sheet Data at end of year:
Cash and cash equivalents	$3,233	$54,456	$37,602	$46,615	$26,244
Marketable securities — current	8,870	652	1,323	132	1,402
Marketable securities — non-current	36,087	3,715	5,893	6,202	5,930
Inventories	33,159	29,556	26,856	25,869	21,770
Working capital	36,113	76,506	61,341	61,989	45,984
Property, plant and equipment, net	15,944	16,641	17,252	18,362	17,761
Total assets	118,726	124,179	108,805	109,734	86,314
Total stockholders’ equity	$93,757	$101,401	$87,688	$87,372	$69,966

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

During 2007, the industry continued the trend of lower wholesale and retail sales that began in the fourth quarter of 2005. High fuel prices and the problems in the residential mortgage market which came to light in 2007 continue to impact both consumer confidence as a whole, as well as consumer spending decisions in popular boating areas such as Florida and Southern California. These industry conditions were reflected in our 2007 production levels, which were lower than in 2006 in order to maintain appropriate dealer inventories and backlog.

We monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30,

2007 (latest data available to us), Chaparral’s market share in the 18 to 35 foot sterndrive category was 7.3 percent, a decline from our market share in the same category for the twelve months ended December 31, 2006 of 8.1 percent. This decline was concentrated in the smaller 18 to 20 foot size boats in our market. We believe this was the result of two factors: the execution of our stated strategy of selling larger, more profitable boats, and the strategy of certain of our competitors, who have built and sold a large number of entry-level smaller boats which are constructed in offshore manufacturing plants with lower cost labor. Although we will continue to monitor our market share and believe it to be important, we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

Management believes that realizing growth in net sales and profits in 2008 will continue to be a challenge. This belief is based on attendance levels and sales during the first part of the 2008 winter boat show season compared to the same period in 2007, as well as dealer inventories and backlog as of the end of 2007. In addition, management believes that consumers are concerned about high fuel prices and a possible slowing economy. Also, the prolonged drought in several of Marine Products’ major Southeastern markets has reduced or eliminated recreational boaters’ access to docks and boat ramps, and has made certain waterways unusable. Boat show attendance has historically been positively correlated with retail boat sales later in the selling season because consumers attend shows due to their interest in recreational boating and make initial purchasing decisions at a boat show exhibition. However, there can be no assurance that this relationship will continue in 2008 or subsequent years. Pleasure boating is a discretionary consumer activity, and can be negatively impacted by many factors; therefore, an increase in interest rates, continued high fuel costs, or further declines in consumer confidence could have an additional negative impact on net sales and profits. Over the past several years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry has started a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, are participating in this program. Management believes that these efforts will benefit the industry and Marine Products. Finally, Marine Products redesigned one of our Chaparral product lines for the 2008 model year, and early indications are that the model is very popular with dealers and consumers. The success of this product should continue to enhance Marine Products sales and profits in 2008. Management believes that both the boating industry promotional advertising program and the Company’s new boat models will benefit Marine Products, but these efforts will also increase advertising expense and other selling, general and administrative expenses during 2008.

Our ability to maintain or improve our net sales and profits in 2008 will depend on a number of factors, including interest rates, fuel costs, consumer confidence, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials.

Results of Operations

($’s in thousands) Years Ended December 31,	2007	2006	2005
Total number of boats sold	5,444	6,245	7,292
Average gross selling price per boat	$43.4	$41.1	$37.3
Net sales	$244,273	$261,378	$272,057
Percentage of gross profit to net sales	21.5%	22.7%	25.4%
Percentage of selling, general and administrative expense to net sales	12.4%	12.4%	12.3%
Operating income	$22,235	$26,933	$35,564
Warranty expense	$4,958	$6,714	$4,929

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Net Sales.  Marine Products’ net sales decreased by $17.1 million or 6.5 percent in 2007 compared to 2006. The decrease was primarily due to a 12.8 percent decrease in the number of boats sold, partially offset by a 5.6 percent increase in the average gross selling price per boat. The increase in average gross selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2008 model year, which began in the third quarter of 2007.

Cost of Goods Sold.  Cost of goods sold decreased 5.0 percent in 2007 compared to 2006, less than the decrease in net sales. As a percentage of net sales, cost of goods sold increased in 2007 compared to 2006, primarily due to higher costs of certain raw materials and accessories.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 6.9 percent in 2007 compared to 2006 as a result of costs that vary with the level of Company sales and profitability. Warranty expense decreased in 2007 due to lower sales and adjustments made in 2006 that did not reoccur in 2007. Warranty expense was 2.0 percent of net sales in 2007 and 2.6 percent of net sales in 2006.

Interest Income.  Interest income was $2.6 million in 2007 compared to $2.5 million in 2006. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations.

Income Tax Provision.  The higher effective tax rate in 2007 of 33.8 percent compared to 30.9 percent in 2006 resulted from the one time effect of 2005 amended return refunds and tax contingency releases in 2006, as compared to statutorily eliminated foreign trade benefits and reduced research and developments benefits in 2007.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Net Sales.  Marine Products’ net sales decreased by $10.7 million or 3.9 percent in 2006 compared to 2005. The decrease was due to a 14.4 percent decrease in the number of boats sold, partially offset by an increase in the average gross selling price per boat and an increase in parts and accessories sales. A 10.2 percent increase in average gross selling price per boat was due to higher sales of larger boats, in addition to overall price increases that were implemented for the 2007 model year, which began in the third quarter of 2006, and to a lesser extent, a price increase of approximately one percent that took effect in January 2006 to offset the higher cost of materials.

Cost of Goods Sold.  Cost of goods sold decreased 0.5 percent in 2006 compared to 2005, less than the decrease in net sales. As a percentage of net sales, cost of goods increased in 2006 compared to 2005, primarily due to higher costs of raw materials and accessories coupled with production inefficiencies due to lower production volumes.

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

Interest Income. Interest income was $2.5 million in 2006 compared to $1.3 million in 2005. Marine Products generates interest income from investment of its available cash primarily in overnight and marketable securities. The increase in interest income resulted primarily from higher investable cash balances and higher percentage yields, consistent with increases in short-term interest rates in 2006.

Income Tax Provision. The higher effective tax rate in 2006 of 30.9 percent compared to 28.9 percent in 2005 resulted from the one time effect of refunds in 2005 resulting from amended returns and reduced benefits from tax credits resulting from slightly reduced production activities in 2006.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $3.2 million at December 31, 2007, $54.5 million at December 31, 2006 and $37.6 million at December 31, 2005. During 2007 the Company changed its investment strategy towards investments with original maturities greater than three months.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2007	2006	2005
Net cash provided by operating activities	$16,431	$23,997	$19,366
Net cash (used for) provided by investing activities	(41,391)	1,351	(2,023)
Net cash used for financing activities	$(26,263)	$(8,494)	$(26,356)

2007

Cash provided by operating activities decreased by $7.6 million in 2007 compared to 2006 as a result of lower net income and an increase in working capital. Inventories increased as prices for raw materials increased and components were added for new models and also due to timing of boat shipments.

Cash used for investing activities increased $42.7 million in 2007 compared to 2006 due to $40.1 million in net purchases of marketable securities, as we implemented our new investment strategy, offset primarily by $1.3 million in capital expenditures. Cash used for investing activities in 2006 was comprised of $2.9 million in net sales of marketable securities offset primarily by $1.7 million in capital expenditures.

Cash used for financing activities increased $17.8 million in 2007 compared to 2006 due primarily to an increase of $16.5 million in cash used to purchase the Company’s common stock in the open market coupled with an increase in the cash dividends paid per common share.

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

Cash Requirements

Management expects that capital expenditures during 2008 will be approximately $1.5 million for enhancements to certain manufacturing plants.

We expect that no additional contributions to the defined benefit pension plan will be required in 2008 to achieve the Company’s funding objective.

Based on the shares outstanding on December 31, 2007, the aggregate annual dividends to be paid at the dividend rate of $0.065 per common share would be approximately $9.4 million. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

The Company has purchased a total of 4,848,657 shares in the open market as of December 31, 2007. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company can repurchase, increasing the number of shares available for repurchase to 3,401,343.

The Company believes that the liquidity provided by its existing cash and cash equivalents, overall capitalization and cash expected to be generated from operations will provide sufficient capital to meet its requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	257,356	—	—	—	257,356
Operating leases (1)	1,519,257	150,518	394,339	402,000	572,400
Purchase obligations (2)	—	—	—	—	—
Other long-term liabilities	—	—	‘—	—	—
Total	$1,776,613	$150,518	$394,339	$402,000	$829,756

(1)	Operating leases represent agreements for warehouse space and various office equipment.

(2)	As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees may become effective in the case of default by one or more dealers. The agreements provide for the lender to return all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. The maximum contractual obligation and the amount outstanding under these agreements, which expire in 2008, was $4.0 million as of December 31, 2007. The Company has recorded the estimated fair value of this guarantee; at December 31, 2007, this amount is immaterial and did not change from the prior year.

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

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $957,000 in 2007, $739,000 in 2006 and $616,000 in 2005. The Company’s liability to RPC for these services as of December 31, 2007 and 2006 was approximately $223,000 and $236,000. The Company’s directors are also directors of RPC and all of the executive officers with the exception of one are employees of both the Company and RPC.

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

Sales recognition — The Company sells its boats through its network of independent dealers. Sales orders used to plan production are firm indications of interest from dealers and are cancelable at any time, although very few orders are cancelled after they have been placed. The Company recognizes sales when all the following conditions are met: (1) a fully executed sales agreement exists, (2) the price of the boat is established, (3) the dealer takes delivery of the boat, and (4) collectibility of the sales price is reasonably assured.

Sales incentives and discounts — The Company records incentives as a reduction of sales. Using historical trends, adjusted for current changes, the Company estimates the amount of incentives that will be paid in the future on boats sold and accrues an estimated liability. The Company offers various incentives that promote sales to dealers, and to a lesser extent, retail customers. These incentives are designed to encourage timely replenishment of dealer inventories after peak selling seasons, stabilize manufacturing volumes throughout the year, and improve production model mix. The dealer incentive programs are a combination of annual volume commitment discounts, and additional discounts at time of invoice for those dealers who do not finance their inventory through specified floor plan financing agreements. The annual dealer volume discounts are based on July 1 through June 30 model year purchases. In addition, the Company offers at various times other time-specific or model-specific incentives. The retail incentive programs have historically been used during off-peak selling seasons in addition to the winter boat exhibition shows.

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total incentives as a percentage of gross sales were 13.1 percent in 2007, 13.3 percent in 2006 and 13.0 percent in 2005. A 0.25 percentage point change in incentives as a percentage of gross sales during 2007 would have increased or decreased net sales, gross margin and operating income by approximately $0.7 million.

Warranty costs — The Company records as part of selling, general and administrative expense an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 2.0 percent in 2007, 2.6 percent for 2006 and 1.8 percent in 2005. Warranty expense as a percentage of net sales decreased in 2007 compared to 2006 because of unfavorable adjustments in 2006, reflecting changes in estimated costs per claim due primarily to higher labor rates and parts costs. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2007 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.2 million.

Income taxes — The effective income tax rates were 33.8 percent in 2007, 30.9 percent in 2006, and 28.9 percent in 2005. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.

The Company establishes a valuation allowance against the carrying value of deferred tax assets when it is determined that it is more likely than not that the asset will not be realized through future taxable income. Such amounts are charged to earnings in the period the determination is made. Likewise, if it is later determined that it is more likely than not that the net deferred tax assets would be realized, the applicable portion of the previously provided valuation allowance is reversed. The Company considers future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

The Company calculates the current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions. Deferred tax liabilities and assets are determined based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the year the differences are expected to reverse.

The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates.

Impact of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. See Note 7 to the consolidated financial statements for further information.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit pension plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires the Company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Effective December 31, 2006, the Company has adopted the recognition provisions of SFAS 158 which did not result in a material impact to its consolidated results of operations and financial condition. The Company currently measures the plan assets and benefit obligations as of its fiscal year-end and therefore adoption of the measurement provisions will not have an affect on its consolidated financial statements. See Note 10 to the consolidated financial statements for further information.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company will adopt SFAS 159 on January 1, 2008, and it is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The consensus ratified by the FASB requires that a realized income tax benefit from dividend or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding share options should be recognized as an increase in additional paid-in-capital. Such amount recognized should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This consensus ratified by the FASB should be applied prospectively to the income tax benefits of dividends on equity awards granted to employees that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting EITF Issue 06-11.

In December 2007, the FASB issued SFAS No. 141 revised, “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 revised is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment”, which amends SAB 107, “Share-Based Payment”, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Marine Products holds no derivative financial instruments which could expose Marine Products to significant market risk. Marine Products maintains an investment portfolio, comprised of municipal debt securities, which are subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products’ portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2007.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2007, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 31.

/s/ Richard A. Hubbell Richard A. Hubbell	/s/ Ben M. Palmer Ben M. Palmer
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Marine Products Corporation

We have audited Marine Products Corporation’s (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” during 2007 and the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” during 2006. As described in Note 10 to the consolidated financial statements, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as amendment of FASB Statements No. 87, 88, 106, and 132(R)” during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 29, 2008

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except share information)

December 31,	2007	2006
ASSETS
Cash and cash equivalents	$3,233	$54,456
Marketable securities	8,870	652
Accounts receivable, net	3,540	2,980
Inventories	33,159	29,556
Income taxes receivable	1,321	834
Deferred income taxes	2,746	3,244
Prepaid expenses and other current assets	2,159	1,873
Current assets	55,028	93,595
Property, plant and equipment, net	15,944	16,641
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	36,087	3,715
Deferred income taxes	1,098	1,449
Other assets	6,796	5,006
Total assets	$118,726	$124,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$4,621	$3,455
Accrued expenses and other liabilities	14,294	13,634
Current liabilities	18,915	17,089
Pension liabilities	5,572	4,670
Other long-term liabilities	482	1,019
Total liabilities	24,969	22,778
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding — 36,017,736 shares in 2007, 37,908,188 shares in 2006	3,602	3,791
Capital in excess of par value	—	13,453
Retained earnings	90,105	84,875
Accumulated other comprehensive income (loss)	50	(718)
Total stockholders’ equity	93,757	101,401
Total liabilities and stockholders’ equity	$118,726	$124,179

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2007	2006	2005
Net sales	$244,273	$261,378	$272,057
Cost of goods sold	191,810	201,971	202,936
Gross profit	52,463	59,407	69,121
Selling, general and administrative expenses	30,228	32,474	33,557
Operating income	22,235	26,933	35,564
Interest income	2,590	2,502	1,330
Income before income taxes	24,825	29,435	36,894
Income tax provision	8,402	9,121	10,671
Net income	$16,423	$20,314	$26,223

EARNINGS PER SHARE
Basic	$0.44	$0.54	$0.69
Diluted	$0.43	$0.52	$0.65
Dividends paid per share	$0.24	$0.20	$0.16

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Three Years Ended	Comprehensive	Common Stock		Capital in Excess of	Retained	Deferred	Accumulated Other Comprehensive Income
December 31, 2007	Income	Shares	Amount	Par Value	Earnings	Compensation	(Loss)	Total
Balance, December 31, 2004		38,943	$3,894	$34,239	$52,042	$(1,899)	$(904)	$87,372
Stock issued for stock incentive plans, net		278	28	2,862		(2,391)		499
Stock purchased and retired		(1,608)	(161)	(20,728)				(20,889)
Net income	$26,223				26,223			26,223
Minimum pension liability adjustment, net of taxes	(178)						(178)	(178)
Unrealized loss on securities, net of taxes and reclassification adjustments	(16)						(16)	(16)
Comprehensive income	$26,029
Dividends declared					(6,073)			(6,073)
Stock-based compensation						750		750
Effect of stock splits		85	9	(9)				—
Balance, December 31, 2005		37,698	3,770	16,364	72,192	(3,540)	(1,098)	87,688
Stock issued for stock incentive plans, net		381	38	434				472
Stock purchased and retired		(171)	(17)	(1,615)				(1,632)
Net income	$20,314				20,314			20,314
Minimum pension liability adjustment, net of taxes	344						344	344
Unrealized gain on securities, net of taxes and reclassification adjustments	36						36	36
Comprehensive income	$20,694
Dividends declared					(7,631)			(7,631)
Stock-based compensation				1,514				1,514
Excess tax benefits for share-based payments				296				296
Adoption of SFAS 123(R)				(3,540)		3,540		—
Balance, December 31, 2006		37,908	3,791	13,453	84,875	—	(718)	101,401
Stock issued for stock incentive plans, net		407	41	286				327
Stock purchased and retired		(2,297)	(230)	(15,694)	(2,182)			(18,106)
Net income	$16,423				16,423			16,423
Pension adjustment, net of taxes	476						476	476
Unrealized gain on securities, net of taxes and reclassification adjustments	292						292	292
Comprehensive income	$17,191
Dividends declared					(9,011)			(9,011)
Stock-based compensation				1,524				1,524
Excess tax benefits for share-based payments				431				431
Balance, December 31, 2007		36,018	$3,602	$—	$90,105	$—	$50	$93,757

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2007	2006	2005
OPERATING ACTIVITIES
Net income	$16,423	$20,314	$26,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,950	2,130	2,268
Stock-based compensation expense	1,524	1,514	750
Excess tax benefits for share-based payments	(431)	(296)	—
Deferred income tax provision (benefit)	331	(737)	(1,970)
(Increase) decrease in assets:
Accounts receivable	(560)	682	(2,580)
Inventories	(3,603)	(2,700)	(987)
Prepaid expenses and other current assets	(286)	(530)	(467)
Income taxes receivable	(56)	1,990	(1,476)
Other non-current assets	(1,052)	(603)	(1,751)
Increase (decrease) in liabilities:
Accounts payable	1,166	(6)	(289)
Other accrued expenses	660	2,043	(1,410)
Other long-term liabilities	365	196	1,055
Net cash provided by operating activities	16,431	23,997	19,366
INVESTING ACTIVITIES
Capital expenditures	(1,263)	(1,667)	(1,118)
Proceeds from sale of assets	10	113	—
Sales and maturities of marketable securities	32,437	8,829	9,781
Purchases of marketable securities	(72,575)	(5,924)	(10,686)
Net cash (used for) provided by investing activities	(41,391)	1,351	(2,023)
FINANCING ACTIVITIES
Payment of dividends	(9,011)	(7,631)	(6,073)
Cash paid for common stock purchased and retired	(17,818)	(1,337)	(20,627)
Excess tax benefits for share-based payments	431	296	—
Proceeds received upon exercise of stock options	135	178	344
Net cash used for financing activities	(26,263)	(8,494)	(26,356)
Net (decrease) increase in cash and cash equivalents	(51,223)	16,854	(9,013)
Cash and cash equivalents at beginning of year	54,456	37,602	46,615
Cash and cash equivalents at end of year	$3,233	$54,456	$37,602

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. Net sales from the Company’s international dealers were approximately $57,000,000 in 2007, $47,000,000 in 2006, and $43,000,000 in 2005.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2007, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value or retained earnings if capital in excess of par value is eliminated.

Dividend — The Board of Directors, at their quarterly meeting on January 22, 2008, declared a quarterly dividend of $0.065 per common share payable March 10, 2008 to stockholders of record at the close of business on February 8, 2008.

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

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Sales Recognition — Marine Products recognizes sales when a fully executed agreement exists, prices are established, products are delivered to the dealer in the case of domestic dealers and collectibility is reasonably assured. See “Deferred revenue” below for recognition of sales to international dealers.

Deferred Revenue — Marine Products requires payment from international dealers prior to shipment of products to these dealers. Amounts received from international dealers toward the purchase of boats are categorized as deferred revenue and recognized as sales when the products are shipped.

Reclassifications — Prior year sales and maturities of marketable securities and purchases of marketable securities have been reported gross rather than net on the consolidated statements of cash flows in order to conform to the presentation in the current year.

This reclassification had no effect on previously reported net earnings or stockholders’ equity.

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

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2007 and 2006, the Company had approximately $524,000 and $525,000 in prepaid expenses related to the unamortized product brochure costs. Advertising expenses totaled approximately $2,490,000 in 2007, $2,789,000 in 2006 and $2,622,000 in 2005.

Sales Incentives and Discounts — Sales incentives including dealer discounts and retail sales promotions are provided for and recorded as a reduction in sales for the period in which the related sales are recorded. The Company records these incentives at the later of the recognition of the related sales or the announcement of a promotional program.

Cash and Cash Equivalents — Highly liquid investments with original maturities of three months or less are classified as cash equivalents.

Marketable Securities — Marine Products maintains investments at a large, well-capitalized financial institution. Marine Products’ investment policy does not allow investment in any securities rated less than “investment grade” by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Realized gains (losses) on marketable securities totaled $51,000 in 2007, $(36,000) in 2006 and $(52,000) in 2005. Of the total gains (losses) realized, reclassification from other comprehensive income totaled approximately $(35,000) in 2007, $(25,000) in 2006 and $(38,000) in 2005. The fair value and the unrealized gains (losses) of the available-for-sale securities are as follows:

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

December 31,	2007		2006
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
U.S. Treasury Notes	$—	$—	$—	$—
Federal Agency Obligations	—	—	471,000	(2,000)
Corporate Backed Obligations	—	—	2,349,000	(18,000)
Asset Backed Securities	—	—	1,547,000	(15,000)
Municipal Obligations	44,957,000	405,000	—	—

Municipal obligations consist primarily of municipal notes rated A1/P1 or higher.

Corporate backed obligations consist primarily of debentures and notes issued by other companies ranging in maturity from less than ninety days to five years. Short-term securities are rated A1/P1 or higher and the long-term securities are rated BBB or higher.

Asset backed securities consist of a well diversified portfolio of securities backed by receivables such as auto loans, equipment loans and credit cards. These securities have a credit rating of A1/P1 or higher.

Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2009 and 2013.

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

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2007 and 2006. Goodwill is reviewed annually for impairment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In reviewing goodwill for impairment, potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2007, 2006 or 2005.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 10 for further information regarding these securities.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2007 and 2006 is as follows:

(in thousands)	2007	2006
Balance at beginning of year	$5,337	$4,272
Less: Payments made during the year	(5,527)	(5,649)
Add: Warranty provision for the current year	4,719	4,729
Changes to warranty provision for prior years	239	1,985
Balance at end of year	$4,768	$5,337

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,746,000 in 2007, $1,439,000 in 2006 and $1,933,000 in 2005.

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

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

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

	2007	2006	2005
Basic	37,147,567	37,338,724	38,015,899
Dilutive effect of stock options and restricted shares	1,141,994	1,639,582	2,101,028
Diluted	38,289,561	38,978,306	40,116,927

Certain stock options as shown below were excluded from the computation of dilutive effect of stock options and restricted shares because the effect of their inclusion would be anti-dilutive to earnings per share:

(in thousands)	2007	2006	2005
Stock options	48	50	—

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are classified as available-for-sale securities with the exception of securities held in the non-qualified Supplemental Retirement Plan (“SERP”) which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. The fair value of these securities is based upon quoted market prices.

Concentration of Suppliers — The Company purchases a significant number of its sterndrive engines from only two available suppliers. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

New Accounting Standards — In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. See Note 7 to the consolidated financial statements for further information.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company will adopt SFAS 159 on January 1, 2008, and it is not expected to have a significant impact on the consolidated financial statements.

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The consensus ratified by the FASB requires that a realized income tax benefit from dividend or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding share options should be recognized as an increase in additional paid-in-capital. Such amount recognized should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This consensus ratified by the FASB should be applied prospectively to the income tax benefits of dividends on equity awards granted to employees that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting EITF Issue 06-11.

In December 2007, the FASB issued SFAS No. 141 revised, “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 revised is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment”, which amends SAB 107, “Share-Based Payment”, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), which revises SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured based on their fair values and recognized in the financial statements over the requisite service period. See Note 10 regarding the Company’s adoption of SFAS 123(R).

Prior to January 1, 2006, the Company provided the disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosures”, and accounted for all of its stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method prescribed

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

therein. Accordingly, the Company did not recognize compensation expense for the options granted since the exercise price was the same as the market price of the shares on the date of grant. Compensation cost on the restricted stock was recorded as deferred compensation in stockholders’ equity based on the fair market value of the shares on the date of issuance and amortized ratably over the respective vesting period. Forfeitures related to restricted stock were previously accounted for as they occurred. See Note 10 for additional information.

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2007	2006
(in thousands)
Trade receivables	$3,036	$2,661
Other	545	371
Total	3,581	3,032
Less: Allowance for doubtful accounts	(41)	(52)
Net accounts receivable	$3,540	$2,980

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of amounts due from vendors for co-op advertising and rebates on engine purchases.

Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 62 of this report.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,	2007	2006
(in thousands)
Raw materials	$14,001	$13,319
Work in process	10,830	9,383
Finished goods	8,328	6,854
Total inventories	$33,159	$29,556

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation and consist of the following:

December 31,	Estimated Useful Lives	2007	2006
(in thousands)
Land	N/A	$657	$495
Buildings	20-39	16,882	16,403
Operating equipment and property	3-15	9,266	8,861
Furniture and fixtures	5-7	1,671	1,594
Vehicles	3-5	6,139	6,048
Gross property, plant and equipment		34,615	33,401
Less: accumulated depreciation		(18,671)	(16,760)
Net property, plant and equipment		$15,944	$16,641

Depreciation expense was $1,950,000 in 2007, $2,130,000 in 2006 and $2,245,000 in 2005.

NOTE 5: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. (“RPC”) in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $957,000 in 2007, $739,000 in 2006 and $616,000 in 2005. The Company’s liability to RPC for these services as of December 31, 2007 and 2006 was approximately $223,000 and $236,000. The Company’s directors are also directors of RPC and all of the executive officers with the exception of one director are employees of both the Company and RPC.

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

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2007	2006
(in thousands)
Accrued payroll and related expenses	$2,182	$1,926
Accrued sales incentives and discounts	4,374	3,624
Accrued warranty costs	4,768	5,337
Deferred revenue	2,283	1,944
Other	687	803
Total accrued expenses and other liabilities	$14,294	$13,634

NOTE 7: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2007	2006	2005
(in thousands)
Current provision:
Federal	$7,806	$9,549	$11,958
State	265	309	683
Deferred provision (benefit):
Federal	309	(778)	(1,863)
State	22	41	(107)
Total income tax provision	$8,402	$9,121	$10,671

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	0.6	0.8
Tax-exempt interest	(2.1)	(0.3)	(1.0)
ETI benefit	0.0	(0.5)	(0.7)
Manufacturing deduction	(2.2)	(1.0)	(1.1)
Other	2.4	(2.9)	(4.1)
Effective tax rate	33.8%	30.9%	28.9%

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2007	2006
(in thousands)
Deferred tax assets:
Warranty costs	$1,692	$1,922
Sales incentives and discounts	811	664
Stock-based compensation	630	710
Pension	1,474	1,633
All others	321	684
Total deferred tax assets	4,928	5,613
Deferred tax liabilities:
Depreciation and amortization expense	(1,084)	(920)
Net deferred tax assets	$3,844	$4,693

Total income tax payments, net of refunds, were $7,718,000 in 2007, $7,985,000 in 2006, and $14,307,000 in 2005. The Company currently does not have a valuation allowance because it has determined that all of the deferred tax assets are more likely than not to be realized based on future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. As of the adoption date the Company had gross tax affected unrecognized tax benefits of $659,000, all of which, if recognized, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2007	$659
Additions based on tax positions related to current year	$0
Additions for tax positions of prior years	$7
Reductions for tax positions of prior years	$491
Balance at December 31, 2007	$175

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2004 through 2007 tax years remain open to examination.

It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements. However, quantification of an estimated range cannot be made at this time.

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of January 1, 2007 and December 31, 2007.

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following:

	Pension Adjustment	Unrealized Gain (Loss) on Securities	Total
(in thousands)
Balance at December 31, 2005	$(1,031)	$(67)	$(1,098)
Change during 2006:
Before-tax amount	572	56	628
Tax benefit	(228)	(36)	(264)
Reclassification adjustment, net of taxes	—	16	16
Total activity in 2006	344	36	380
Balance at December 31, 2006	$(687)	$(31)	$(718)
Change during 2007:
Before-tax amount	738	452	1,190
Tax provision	(262)	(183)	(445)
Reclassification adjustment, net of taxes	—	23	23
Total activity in 2007	476	292	768
Balance at December 31, 2007	$(211)	$261	$50

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

Dealer Floor-Plan Financing — To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats. The maximum contractual obligation and the amount outstanding under these agreements, which expire in 2008 was $4.0 million as of December 31, 2007. The Company has recorded the estimated fair value of this guarantee; at December 31, 2007, this amount is immaterial and did not change from the prior year.

Lease Obligations — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease and accordingly, the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $1,009,000 with accumulated depreciation of approximately $180,000. A liability equal to the estimated present value of the remaining lease obligation totaling $257,000 has been recorded and is included in other long-term liabilities on the consolidated balance sheet.

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2007, are summarized in the following table:

(in thousands)
2008	$151
2009	141
2010	128
2011	126
2012	132
Thereafter	842
Total rental commitments	$1,520

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities consist primarily of the Company’s estimated liabilities for these probable assessments and totaled approximately $225,000 as of December 31, 2007 and $780,000 as of December 31, 2006.

Employment Agreements — The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $6,933,000 in 2007, $7,999,000 in 2006 and $10,320,000 in 2005 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 10: EMPLOYEE BENEFIT PLANS

Retirement Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service prior to 2002. The Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. These discretionary contributions are expected to be made over a seven year period beginning in 2002 to either a non-qualified SERP established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expenses related to the enhanced benefits were $127,000 in 2007, $119,000 in 2006 and $119,000 in 2005.

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are marked to market and as of December 31, 2007 and 2006 totaled approximately $5,057,000 and $4,353,000. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of income for 2007 and 2006. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as compensation cost in the statements of income.

The Company adopted the provisions of SFAS 158 in 2006. In accordance with the provisions of SFAS 158, the fair value of the plan assets exceeded the Company’s projected benefit obligation under its pension plan by $1,169,000 and thus the plan was over-funded as of December 31, 2007. Prior to the adoption of the SFAS 158, the Company’s disclosure of the funded status in the notes to the consolidated financial statements did not differ from the amount recognized in the consolidated balance sheets; therefore, the adoption of SFAS 158 did not have an effect on the consolidated balance sheet.

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2007	2006
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$4,385	$4,699

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$4,699	$4,917
Service cost	—	—
Interest cost	256	246
Actuarial (gain) loss	(494)	(401)
Benefits paid	(76)	(63)
Projected benefit obligation at end of year	$4,385	$4,699
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$4,820	$3,780
Actual return on plan assets	560	403
Employer contributions	250	700
Benefits paid	(76)	(63)
Fair value of plan assets at end of year	$5,554	$4,820
Funded status at end of year	$1,169	$121

December 31,	2007	2006
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$1,169	$121
Current liabilities	—	—
Noncurrent liabilities	—	—
	$1,169	$121

The amounts shown above have been recorded as part of other assets.

December 31,	2007	2006
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss	$327	$1,065
Prior service cost	—	—
Net transition obligation	—	—
	$327	$1,065

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2007 and 2006 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheet under pension liabilities consist of:

December 31,	2007	2006
(in thousands)
SERP employer contributions/employee deferrals	$(5,572)	$(4,670)

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Marine Products’ funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Marine Products contributed $250,000 in 2007 and $700,000 in 2006.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2007	2006	2005
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	257	246	251
Expected return on plan assets	(398)	(341)	(285)
Amortization of net (gain) loss	81	108	122
Net periodic benefit cost	$(60)	$13	$88

The Company recognized pre-tax decreases (increases) to the funded status in comprehensive income of $(738,000) in 2007, $(572,000) in 2006 and $324,000 in 2005. There were no previously unrecognized prior service costs as of December 31, 2007 and 2006. The pre-tax amounts recognized in comprehensive income for the years ended December 31, 2007 and 2006 are summarized as follows:

(in thousands)	2007	2006
Net loss (gain)	$(657)	$(464)
Amortization of net (loss) gain	(81)	(108)
Net transition obligation (asset)	—	—
Amount recognized in other comprehensive income	$(738)	$(572)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2008 are as follows:

(in thousands)	2008
Amortization of net loss (gain)	$—
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$—

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2007	2006	2005
PROJECTED BENEFIT OBLIGATION:
Discount rate	6.25%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

NET BENEFIT COST:
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its expected long-term return assumption of eight percent is reasonable.

At December 31, 2007 and 2006, the Plan’s assets were comprised primarily of listed common stocks and U.S. Government and corporate securities. The plan’s weighted average asset allocation at December 31, 2007 and 2006 by asset category along with the target allocation for 2008 are as follows:

Asset Category	Target Allocation for 2008	Percentage of Plan Assets as of December 31, 2007	Percentage of Plan Assets as of December 31, 2006
Equity Securities	42.2%	48.1%	49.6%
Debt Securities — Core Fixed Income	8.9	27.1	28.6
Tactical — Fund of Equity and Debt Securities	7.8	5.2	5.4
Real Estate	11.1	5.7	5.5
Other	30.0	13.9	10.9
Total	100.0%	100.0%	100.0%

The Company’s investment strategy for its pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits in accordance with this plan. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual marketable securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company does not expect to contribute to the pension plan in 2008 and does not expect to receive a refund in 2008.

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

The Company estimates that the future benefits payable for the defined benefit plan over the next ten years are as follows:

(in thousands)
2008	$201
2009	215
2010	220
2011	234
2012	248
2013–2017	1,339

401(k) Plan — Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $221,000 in 2007, $176,000 in 2006 and $149,000 in 2005.

Stock Incentive Plan — The Company has granted various awards to employees under two stock incentive plans (the “Plans”) that were approved by the shareholders in 2001 and 2004. The Company reserved a total of 5,250,000 shares of common stock under both Plans, each of which expires 10 years from approval. The Plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2007, shares totaling 1,968,728 were available for grants. The Company issues new shares from its authorized but unissued share pool.

As previously noted, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment,” effective January 1, 2006. As permitted by SFAS 123(R), the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, we will apply the provisions of SFAS123(R) to new awards and the awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company will recognize compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date as calculated for the pro forma disclosures required by Statement 123(R) less the cost of estimated forfeitures. SFAS 123 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. SFAS 123(R) also requires that cash flows related to share-based awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

Pre-tax stock-based employee compensation expense was approximately $1,524,000 ($1,070,000 after tax) for 2007, $1,514,000 ($1,129,000 after tax) for 2006 and $750,000 ($506,000 after tax) for 2005.

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation for the year ended December 31, 2005:

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Year ended December 31,	2005
(in thousands)
Net income — as reported	$26,223
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	506
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,055)
Pro forma net income	$25,674
Pro forma income per share would have been as follows:
Basic — as reported	$0.69
Basic — pro forma	$0.68
Diluted — as reported	$0.65
Diluted — pro forma	$0.64

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

As prescribed by SFAS 123(R), the Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004.

Transactions involving the Marine Products stock options for the year ended December 31, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,951,540	$2.82	3.9 years
Granted	—	—	N/A
Exercised	(276,916)	1.53	N/A
Forfeited	(4,500)	4.54	N/A
Expired	—	—	N/A
Outstanding at December 31, 2007	1,670,124	$3.03	3.1 years	$6,647,094
Exercisable at December 31, 2007	1,450,376	$2.84	2.9 years	$6,048,068

The total intrinsic value of share options exercised was approximately $2,243,000 during 2007, $2,813,000 during 2006 and $3,286,000 during 2005. There were no tax benefits associated with the exercise of stock options during 2007, 2006 or 2005, because all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock — Marine Products has granted employees two forms of restricted stock; time lapse restricted and performance restricted. Time lapse restricted shares vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has issued time lapse restricted shares that vest over ten years in prior years and in 2007, 2006 and 2005 issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over

Notes to Consolidated Financial Statements (Continued)
Marine Products Corporation and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

the six year period beginning on the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the shares. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of Marine Products’ common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive all dividends declared and also voting rights to the shares.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from the Company (other than due to death, disability or retirement on or after age 65), shares with restrictions must be returned to the Company.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2007	590,954	$9.79
Granted	136,000	9.54
Vested	(195,004)	5.89
Forfeited	(6,600)	11.40
Non-vested shares at December 31, 2007	525,350	$9.79

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The total fair value of shares vested was approximately $2,094,000 during 2007, $1,267,000 during 2006 and $0 during 2005. The tax benefits for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $431,000 in 2007, $296,000 in 2006 and $0 in 2005. The excess tax deductions for the years ended December 31, 2007 and December 31, 2006 are classified as financing cash flows in accordance with SFAS 123(R).

Other Information — As of December 31, 2007 total unrecognized compensation cost related to non-vested restricted shares was approximately $4,371,000 which is expected to be recognized over a weighted-average period of 3.5 years. Unearned compensation cost associated with non-vested restricted shares of $3,540,000 previously reflected as deferred compensation in stockholders’ equity at January 1, 2006 was reclassified to capital in excess of par value as required by SFAS 123(R) during 2006. As of December 31, 2007, total unrecognized compensation cost related to non-vested stock options was approximately $139,000 which is expected to be recognized over a weighted-average period of less than one year.

The Company received cash from options exercised of $135,000 in 2007, $178,000 in 2006 and $344,000 in 2005. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $288,000 in 2007, $295,000 in 2006 and $262,000 in 2005 have been excluded from the consolidated statements of cash flows.

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

As of the end of the period covered by this report, December 31, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 30 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control as of December 31, 2007 and issued a report thereon which is included on page 31 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2008 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 17 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2008 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings — Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

Marine Products has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s website at www.marineproductscorp.com. Copies are also available at no extra charge by writing to Attn.: Human Resources, Marine Products Corporation, 2801 Buford Highway, Suite 520, Atlanta, Georgia 30329. Marine Products intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2008 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2008 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2007.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	1,670,124	$3.03	1,968,728 (1)
Equity compensation plans not approved by securityholders	—	—	—
Total	1,670,124	$3.03	1,968,728

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2008 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2008 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2008 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).

10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on January 22, 2001).

10.7	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.8	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.9	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

10.10	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.11	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.12	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

10.13	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

10.14	Summary of ‘at will’ compensation arrangements with the Executive Officers as of February 28, 2006 (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 13, 2006).

10.15	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on March 15, 2005).

10.16	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 2, 2007).

10.18	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated by reference to Exhibit 10.18 to the Form 10-K filed on March 2, 2007).

10.19	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.20.	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2008.

10.21	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

(B) Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K filed on June 9, 2005).

3.2	Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2007).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).
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

10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10 filed on January 22, 2001).
10.7	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.8	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

Exhibit Number	Description
10.9	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).
10.10	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.11	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.12	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.13	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.14	Summary of ‘at will’ compensation arrangements with the Executive Officers as of February 28, 2006 (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 13, 2006).
10.15	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on March 15, 2005).
10.16	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007 (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 2, 2007).
10.18	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on March 2, 2007).
10.19	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.20	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2008.
10.21	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008.
21	Subsidiaries of Marine Products Corporation
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

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
March 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2008

/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2008

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
March 4, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2007, 2006 and 2005
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2007 Allowance for doubtful accounts	$52	$—	$(11)	$41
Year ended December 31, 2006 Allowance for doubtful accounts	$58	$—	$(6)	$52
Year ended December 31, 2005 Allowance for doubtful accounts	$60	$—	$(2)	$58

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)
2007
Net sales	$64,976	$67,869	$52,481	$58,947
Gross profit	13,964	14,934	11,266	12,299
Net income	3,917	5,275	3,229	4,002
Earnings per share — basic (a)	0.10	0.14	0.09	0.11
Earnings per share — diluted (a)	0.10	0.14	0.08	0.11
2006
Net sales	$69,957	$71,739	$64,002	$55,680
Gross profit	16,818	16,136	14,705	11,748
Net income	5,776	6,289	4,562	3,687
Earnings per share — basic (a)	0.15	0.17	0.12	0.10
Earnings per share — diluted (a)	0.15	0.16	0.12	0.09

(a)	The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.