Form 10-Q
period 2008-03-31
MARINE PRODUCTS CORP
filed 2008-05-01
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__ No X

As of April 22, 2008, Marine Products Corporation had 36,435,808 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(In thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$8,130	$3,233
Marketable securities	10,171	8,870
Accounts receivable, net	4,346	3,540
Inventories	32,412	33,159
Income taxes receivable	725	1,321
Deferred income taxes	2,843	2,746
Prepaid expenses and other current assets	1,925	2,159
Total current assets	60,552	55,028
Property, plant and equipment, net	15,622	15,944
Goodwill	3,308	3,308
Marketable securities	38,798	36,087
Deferred income taxes	1,372	1,098
Other assets	7,112	7,261
Total assets	$126,764	$118,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$6,967	$4,621
Accrued expenses	18,778	14,294
Total current liabilities	25,745	18,915
Pension liabilities	5,467	5,572
Other long-term liabilities	488	482
Total liabilities	31,700	24,969
Common stock	3,644	3,602
Capital in excess of par value	-	-
Retained earnings	91,184	90,105
Accumulated other comprehensive income	236	50
Total stockholders' equity	95,064	93,757
Total liabilities and stockholders' equity	$126,764	$118,726

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007

Net sales	$65,542	$64,976
Cost of goods sold	52,078	51,012
Gross profit	13,464	13,964
Selling, general and administrative expenses	8,259	8,443
Operating income	5,205	5,521
Interest income	563	726
Income before income taxes	5,768	6,247
Income tax provision	1,636	2,330
Net income	$4,132	$3,917

Earnings per share
Basic	$0.12	$0.10
Diluted	$0.11	$0.10

Dividends per share	$0.065	$0.060

Average shares outstanding
Basic	35,728	37,500
Diluted	36,504	38,819

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(In thousands)
(Unaudited)
						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par	Earnings	Income	Total
Balance, December 31, 2007		36,018	$3,602	$-	$90,105	$50	$93,757
Stock issued for stock incentive plans, net		861	86	1,965	—	—	2,051
Stock purchased and retired		(443)	(44)	(2,921)	(714)	—	(3,679)
Net income	$4,132	—	—	—	4,132	—	4,132
Unrealized gain on securities, net of taxes and reclassification adjustments	186	—	—	—	—	186	186
Comprehensive income	$4,318
Dividends declared		—	—	—	(2,339)	—	(2,339)
Stock-based compensation		—	—	374	—	—	374
Excess tax benefits for share- based payments		—	—	582	—	—	582
Balance, March 31, 2008		36,436	$3,644	$—	$91,184	$236	$95,064

The accompanying notes are an integral part of these statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
OPERATING ACTIVITES
Net income	$4,132	$3,917
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	451	524
Stock-based compensation expense	374	373
Excess tax benefits for share-based payments	(582)	(371)
Deferred income tax (benefit) provision	(580)	56
(Increase) decrease in assets:
Accounts receivable	(806)	(1,161)
Inventories	747	(1,810)
Prepaid expenses and other current assets	234	948
Income taxes receivable	1,178	(474)
Other non-current assets	149	(526)
Increase (decrease) in liabilities:
Accounts payable	2,346	3,432
Other accrued expenses	4,484	1,388
Other long-term liabilities	(99)	(20)
Net cash provided by operating activities	12,028	6,276

INVESTING ACTIVITIES
Capital expenditures	(129)	(518)
Purchases of marketable securities	(11,647)	(1)
Sales of marketable securities	6,923	172
Maturities of marketable securities	1,000	115
Net cash used for investing activities	(3,853)	(232)

FINANCING ACTIVITIES
Payment of dividends	(2,339)	(2,296)
Excess tax benefits for share-based payments	582	371
Cash paid for common stock purchased and retired	(1,558)	(2,392)
Proceeds received upon exercise of stock options	37	52
Net cash used for financing activities	(3,278)	(4,265)

Net increase in cash and cash equivalents	4,897	1,779
Cash and cash equivalents at beginning of period	3,233	54,456
Cash and cash equivalents at end of period	$8,130	$56,235

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in thousands except per share data amounts)	Three months ended March 31,
	2008	2007

Net income	$4,132	$3,917
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	35,728	37,500
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	776	1,319
Adjusted weighted average shares outstanding	36,504	38,819
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.12	$0.10
Diluted	$0.11	$0.10

The effect of certain stock options as shown below were excluded in the computation of weighted average shares outstanding because the effect of their inclusion would be anti-dilutive to earnings per share:

(in thousands)	Three months ended March 31,
	2008	2007
Stock options	47	48

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS 161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged.  The Company does not have any derivative instruments nor is currently involved in hedging activities and therefore adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” These FSPs:

●    Exclude certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases, from the scope of Statement 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.

●    Defer the effective date in FASB Statement No. 157, Fair Value Measurements, for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FSP FAS 157-1 is effective upon the initial adoption of Statement 157.  FSP FAS 157-2 is effective February 12, 2008.  The Company has adopted the provisions of FSP 157-1 and 157-2 in the first quarter of 2008.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

(in thousands)	Three months ended March 31,
	2008	2007

Net income as reported	$4,132	$3,917
Change in unrealized gain on marketable securities, net of taxes and reclassification adjustments	186	10
Comprehensive income	$4,318	$3,927

5.	STOCK-BASED COMPENSATION

Pre-tax cost of stock-based employee compensation was approximately $374,000 ($253,000 after tax) for the three months ended March 31, 2008, and approximately $373,000 ($263,000 after tax) for the three months ended March 31, 2007.

Stock Options

Transactions involving Marine Products stock options for the three months ended March 31, 2008 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,670,124	$3.03	3.1 years
Granted	-	-	N/A
Exercised	(665,027)	$3.22	N/A
Forfeited	(1,200)	1.65	N/A
Expired	-	-	N/A
Outstanding at March 31, 2008	1,003,897	$2.89	3.3 years	$5,210,223
Exercisable at March 31, 2008	994,447	$2.80	3.2 years	$5,250,680

The total intrinsic value of share options exercised was approximately $3,496,000 during the three months ended March 31, 2008 and approximately $2,083,000 during the three months ended March 31, 2007.  Tax benefits associated with the exercise of non-qualified stock options during the three months ended March 31, 2008 were approximately $561,000.  There were no recognized excess tax benefits associated with the exercise of stock options during the three months ended March 31, 2007, since all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2008:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2008	525,350	$11.15
Granted	194,000	$7.08
Vested	(79,100)	$9.79
Forfeited	(2,000)	$11.24
Non-vested shares at March 31, 2008	638,250	$10.02

The total fair value of shares vested was approximately $651,000 during the three months ended March 31, 2008 and $1,829,000 during the three months ended March 31, 2007.  The tax benefits for compensation tax deductions in excess of compensation expense were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

As of March 31, 2008, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,412,000.  This cost is expected to be recognized over a weighted-average period of 4.2 years.  As of March 31, 2008, total unrecognized compensation cost related to non-vested stock options was approximately $96,000 and is expected to be recognized over a weighted average period of one year.

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

(in thousands)	March 31, 2008		December 31, 2007
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Municipal Obligations	$48,969	$689	$44,957	$405

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

An analysis of the warranty accruals for the three months ended March 31, 2008 and 2007 is as follows:

(in thousands)	2008	2007
Balances at beginning of year	$4,768	$5,337
Less: Payments made during the period	(1,194)	(1,724)
Add: Warranty provision for the period	1,255	1,243
Changes to warranty provision for prior years	(11)	120
Balances at March 31	$4,818	$4,976

Repurchase Obligations

The Company is a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers.  The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits.  As of March 31, 2008, the maximum contractual obligation and the amounts outstanding under these agreements, which expire in 2008, totaled approximately $4.0 million.  The Company records the estimated fair value of the guarantee; at March 31, 2008, this amount was immaterial.

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

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Raw materials and supplies	$16,495	$14,001
Work in process	7,316	10,830
Finished goods	8,601	8,328
Total inventories	$32,412	$33,159

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.  As of the adoption date the Company had gross tax affected unrecognized tax benefits of $659,000, all of which, if recognized, would affect the Company’s effective tax rate.  As of December 31, 2007 the Company had gross tax affected unrecognized tax benefits of $175,000, all of which, if recognized would affect the Company’s effective tax rate.  There have been no material changes to these amounts during the three months ended March 31, 2008.

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

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of March 31, 2008 and March 31, 2007.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

(in thousands)	Three months ended March 31,
	2008	2007
Service cost	$-	$-
Interest cost	70	64
Expected return on plan assets	(109)	(96)
Amortization of net losses	-	20
Net periodic benefit cost	$(39)	$(12)

The Company does not currently expect to make any contributions to this plan in 2008.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FAIR VALUE DISCLOSURES

The Company adopted SFAS 157, “Fair Value Measurements,” and FSP 157-2, “Effective Date of FASB Statement No. 157,” in the first quarter of 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value.  SFAS 157 does not require any new fair value measurements.  It applies to accounting pronouncements that already require or permit fair value measures.  As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities
Level 2 – Inputs other than level 1 that are either directly or indirectly observable
Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

Securities:

The Company determines the fair value of the marketable securities that are trading and available for sale through quoted market prices.  The adoption of SFAS 157 had no effect on the Company’s valuation of marketable securities.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2008:

(in thousands)	Fair value Measurements at March 31, 2008 with
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$4,863	$-	$-
Available for sale securities	48,969	-	-

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 is incorporated herein by reference.  There have been no significant changes in the strategies since year-end.

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

We reduced our production levels during the first quarter of 2008 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from continued problems in the housing market, high fuel prices and concern regarding a general economic slowdown.  In the first quarter of 2008, our production levels were lower than the levels during the first quarter of 2007.  Gross profit margin as a percentage of net sales declined primarily due to the cost of our new retail incentive program associated with boats already sold to dealers.  This retail program for the early spring selling season is designed to reduce current field boat inventory and generate additional boat orders.    Sales of the new Chaparral Sunesta Wide Techs and Xtremes continued to be strong during the quarter, and accounted for the increase in the average selling price per boat.  Robalo unit sales during the first quarter of 2008 were higher than in the prior year as well.  At the end of the quarter, our unit backlog was lower than at this time last year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2008 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

The weak dealer and customer demand that began several years ago continued during the first quarter of 2008.  High fuel prices and economic uncertainty continue to reduce demand for discretionary purchases such as pleasure boats.  The Company also believes that the recent residential mortgage crisis is having a negative impact on our business, due to the wealth effect of lower real estate values.  This is of particular concern since the subprime mortgage problems and resulting delinquency rates, foreclosures, and depressed real estate prices are prominent in Southern California and Florida, two of our major markets.  For these reasons, we continue to maintain our dealer inventories and production at conservative levels.

The Company is in the midst of its 2008 model year, and we are pleased with the dealer reaction and resulting orders for Chaparral’s redesigned Sunesta Wide TechTM product line, which increased in unit sales compared to the prior year, and was responsible for the Company’s increase in average selling prices.  However, overall unit sales decreased in the first quarter of 2008.  The winter boat show season was slow in many of the Company’s markets, which compels us to be pessimistic about the 2008 retail selling season.  During the first quarter, we have undertaken cost reduction measures, including some headcount reductions.  While these cost reduction efforts served to increase our gross margin profitability, these cost reductions were offset by our new retail program for the spring selling season  which caused our gross margin profitability to be lower in the first quarter of 2008 than the first quarter of last year.  The Company anticipates that further production cuts and cost reduction efforts may be necessary in 2008, as the Company believes that the weak market for its products will continue.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2008 and 2007 follow:

($ in thousands)	Three months ended March 31
	2008	2007

Total number of boats sold	1,402	1,536
Average gross selling price per boat	$44.7	$41.0
Net sales	$65,542	$64,976
Percentage of cost of goods sold to net sales	79.5%	78.5%
Gross profit margin percent	20.5%	21.5%
Percentage of selling, general and administrative expenses to net sales	12.6%	13.0%
Operating income	$5,205	$5,521
Warranty expense	$1,244	$1,360

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Net sales for the three months ended March 31, 2008 increased $0.6 million or 0.9 percent compared to the comparable period in 2007. The change in net sales was comprised of a 9.0 percent increase in average gross selling price per boat, offset by an 8.7 percent decrease in the number of boats sold. Sales of the new Chaparral Sunesta Wide Techs and Xtremes continued to be strong during the quarter, and accounted for the increase in the average selling price per boat.  The decrease in net sales in the domestic market was partially offset by strong growth outside of the United States due to the weakness of the U.S. dollar.  In the first quarter of 2008, sales outside of the United States accounted for approximately 32.3 percent of net sales compared to approximately 25.3 percent of net sales for the prior year.

Cost of goods sold for the three months ended March 31, 2008 was $52.1 million compared to $51.0 million for the comparable period in 2007, an increase of $1.1 million or 2.1 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of the cost of our new retail incentive program associated with boats already sold to dealers, changes in model mix and cost inefficiencies due to lower production volumes.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $8.3 million compared to $8.4 million for the comparable period in 2007, a decrease of $0.1 million or 2.2 percent.  The decrease in selling, general and administrative expenses was primarily due to lower incentive compensation expense consistent with lower profitability.  Warranty expense was 1.9 percent of net sales for the three months ended March 31, 2008 compared to 2.1 percent in the prior year, primarily due to improved claims experience and our quality initiatives.

Operating income for the three months ended March 31, 2008 decreased $0.3 million or 5.7 percent compared to the comparable period in 2007. Operating income was lower primarily due to lower gross profit margin.

Interest income was $0.6 million during the three months ended March 31, 2008 compared to $0.7 million for the comparable period in 2007. This decrease resulted primarily from lower returns on our short term maturities due to an increase, which began in the third quarter of 2007, in balances invested in municipal bonds, which carry a lower nominal yield.

Income tax provision for the three months ended March 31, 2008 of $1.6 million was $0.7 million or 29.8 percent lower than the income tax provision of $2.3 million for the comparable period in 2007.  The income tax provision reflects an effective tax rate of 28.4 percent, compared to 37.3 percent for the comparable period in the prior year.  The decrease in the effective rate was due primarily to an increase in tax exempt income as a percentage of income before taxes.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2008 were $8.1 million.  The following table sets forth the historical cash flows for:

(in thousands)	Three months ended March 31,
	2008	2007

Net cash provided by operating activities	$12,028	$6,276
Net cash used for investing activities	(3,853)	(232)
Net cash used for financing activities	$(3,278)	$(4,265)

Cash provided by operating activities for the three months ended March 31, 2008 increased approximately $5.8 million compared to the comparable period in 2007.  This increase is primarily the result of a decrease in working capital requirements in 2008 compared to 2007.

Cash used for investing activities for the three months ended March 31, 2008 increased approximately $3.6 million compared to the comparable period in 2007, resulting from increased purchases of long-term marketable securities.

Cash used for financing activities for the three months ended March 31, 2008 decreased approximately $1.0 million primarily due to a decrease in the cash paid for repurchases of common stock on the open market.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2008 will be approximately $1.5 million, of which $0.1 million has been spent through March 31, 2008.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company does not currently expect to make any contributions to this plan during 2008.

On April 22, 2008, the Board of Directors approved a quarterly cash dividend per common share of $0.065. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 4,925,157 shares in the open market pursuant to April 2001, September 2005, and January 2008 resolutions of the Board of Directors that authorized in the aggregate the repurchase of up to 8,250,000 shares. As of March 31, 2008, the Company can purchase 3,324,843 additional shares under these programs. Details regarding the shares repurchased during the first quarter of 2008 have been disclosed in Part II, Item 2 of this document.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section below titled “Off Balance Sheet Arrangements” for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2008 and 2007.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats capped at the lender level. As of March 31, 2008, the maximum contractual obligation to the lenders and the amount outstanding under these agreements, which expire in 2008, totaled approximately $4.0 million. The Company has recorded the estimated fair value of this guarantee; at March 31, 2008, this amount is immaterial and did not change from the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $263,000 in the three months ended March 31, 2008 and approximately $251,000 in the three months ended March 31, 2007.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

During 2008 and 2007 the Company has experienced an increase in certain material and component costs. The Company has responded to these increases in costs by instituting price increases to its dealers for the 2008 model year which began on July 1, 2007. These price increases did not fully absorb the increased material costs during 2008 and 2007 and therefore negatively impacted the Company’s gross margin. With the continued risk of high commodity prices, energy prices and petroleum based products, the price of materials may continue to increase.  If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will, to the extent deemed appropriate, attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company will be able to adequately increase its product prices in response to inflation or estimate the impact on future sales of increasing our product prices.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat in the event that interest rates rise.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s expectation that it will not make any contributions to its pension plan in 2008; the Company’s pessimism about the 2008 retail selling season; the Company’s anticipation that further production cuts and cost reduction efforts may be necessary in 2008; the Company’s belief that the weak market for its products will continue; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations will provide sufficient capital to meet the Company’s requirements for the next 12 months; the Company’s expectations about capital expenditures during 2008; the Company’s expectations about dividends; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have recently been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2007.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2008, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of March 31, 2008, the Company’s investment portfolio, totaling approximately $49.0 million and comprised primarily of municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature, with a recent increased emphasis on long-term securities.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2007, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2007 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Marine Products during the three months ended March 31, 2008 were as follows:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 January 1, 2008 to January 31, 2008	250,019	(2)	$8.19	-	3,401,343

Month #2 February 1, 2008 to February 29, 2008	162,457	(3)	$8.61	46,800	3,354,543

Month #3 March 1, 2008 to March 31, 2008	30,982	(4)	$7.52	29,700	3,324,843

Totals	443,458		$8.30	76,500	3,324,843

(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares.  On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company can repurchase.  A total of 4,925,157 shares have been repurchased through March 31, 2008.  The programs do not have predetermined expiration dates.

(2)	Includes 220,351 shares tendered in connection with option exercises and 29,668 shares repurchased for taxes related to vesting of restricted shares.
(3)	Includes 115,657 shares tendered in connection with option exercises.
(4)	Includes 1,282 shares tendered in connection with option exercises.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 1, 2008	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 1, 2008	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)