Form 10-Q
period 2008-06-30
MARINE PRODUCTS CORP
filed 2008-08-04
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of July 23, 2008, Marine Products Corporation had 36,431,574 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(In thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS		(Note 1)

Cash and cash equivalents	$8,975	$3,233
Marketable securities	13,791	8,870
Accounts receivable, net	3,209	3,540
Inventories	26,443	33,159
Income taxes receivable	1,178	1,321
Deferred income taxes	1,691	2,746
Prepaid expenses and other current assets	2,060	2,159
Total current assets	57,347	55,028
Property, plant and equipment, net	15,307	15,944
Goodwill	3,308	3,308
Marketable securities	37,904	36,087
Deferred income taxes	2,615	1,098
Other assets	7,204	7,261
Total assets	$123,685	$118,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$5,931	$4,621
Accrued expenses and other liabilities	15,112	14,294
Total current liabilities	21,043	18,915
Pension liabilities	5,597	5,572
Other long-term liabilities	495	482
Total liabilities	27,135	24,969
Common stock	3,643	3,602
Capital in excess of par value	-	-
Retained earnings	92,989	90,105
Accumulated other comprehensive (loss) income	(82)	50
Total stockholders' equity	96,550	93,757
Total liabilities and stockholders' equity	$123,685	$118,726

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales	$55,734	$67,869	$121,276	$132,845
Cost of goods sold	44,707	52,935	96,785	103,947
Gross profit	11,027	14,934	24,491	28,898
Selling, general and administrative expenses	6,620	7,920	14,879	16,363
Operating income	4,407	7,014	9,612	12,535
Interest income	629	637	1,192	1,363
Income before income taxes	5,036	7,651	10,804	13,898
Income tax provision	1,140	2,376	2,776	4,706
Net income	$3,896	$5,275	$8,028	$9,192

Earnings per share
Basic	$0.11	$0.14	$0.22	$0.25
Diluted	$0.11	$0.14	$0.22	$0.24

Dividends per share	$0.065	$0.06	$0.13	$0.12

Average shares outstanding
Basic	35,813	37,324	35,748	37,412
Diluted	36,464	38,448	36,460	38,622

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(In thousands)
(Unaudited)

	Comprehensive	Common Stock		Capital in Excess of	Retained	Accumulated
	Income	Shares	Amount	Par Value	Earnings	Other	Total
Balance, December 31, 2007		36,018	$3,602	$-	$90,105	$50	$93,757
Stock issued for stock incentive
plans, net		869	87	1,948	—	—	2,035
Stock purchased and retired		(455)	(46)	(3,287)	(438)	—	(3,771)
Net income	$8,028	—	—	—	8,028	—	8,028

Other comprehensive income, net of tax:
Unrealized loss on securities, net of
reclassification adjustment	(132)	—	—	—	—	(132)	(132)
Comprehensive income	$7,896
Dividends declared		—	—	—	(4,706)	—	(4,706)
Stock-based compensation		—	—	745	—	—	745
Excess tax benefits for share -
based payments		—	—	594	—	—	594
Balance, June 30, 2008		36,432	$3,643	$-	$92,989	$(82)	$96,550
The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
OPERATING ACTIVITES
Net income	$8,028	$9,192
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	892	1,016
Gain on sale of equipment and property	(14)	-
Stock-based compensation expense	745	748
Excess tax benefits for share-based payments	(594)	(335)
Deferred income tax (benefit) provision	(544)	512
(Increase) decrease in assets:
Accounts receivable	331	(2,340)
Inventories	6,716	(4,524)
Prepaid expenses and other current assets	99	(82)
Income taxes receivable	737	911
Other non-current assets	57	(779)
Increase (decrease) in liabilities:
Accounts payable	1,310	4,251
Accrued expenses and other liabilities	818	393
Other long-term liabilities	38	299
Net cash provided by operating activities	18,619	9,262

INVESTING ACTIVITIES
Capital expenditures	(255)	(760)
Proceeds from sale of property and equipment	14	-
Purchases of marketable securities	(25,260)	(46,505)
Sales of marketable securities	17,318	8,771
Maturities of marketable securities	1,000	245
Net cash used for investing activities	(7,183)	(38,249)

FINANCING ACTIVITIES
Payment of dividends	(4,706)	(4,552)
Excess tax benefits for share-based payments	594	335
Cash paid for common stock purchased and retired	(1,619)	(5,407)
Proceeds received upon exercise of stock options	37	80
Net cash used for financing activities	(5,694)	(9,544)

Net increase (decrease) in cash and cash equivalents	5,742	(38,531)
Cash and cash equivalents at beginning of period	3,233	54,456
Cash and cash equivalents at end of period	$8,975	$15,925

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls an excess of fifty percent of the Company’s voting power.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income	$3,896	$5,275	$8,028	$9,192
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	35,813	37,324	35,748	37,412
(denominator for basic earnings per share)
Dilutive effect of stock options andrestricted shares	651	1,124	712	1,210
Adjusted weighted average shares outstanding	36,464	38,448	36,460	38,622
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.11	$0.14	$0.22	$0.25
Diluted	$0.11	$0.14	$0.22	$0.24

The effect of certain stock options as shown below were excluded in the computation of weighted average shares outstanding because the effect of their inclusion would be anti-dilutive to earnings per share:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options	47	48	47	48

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company has periodically issued share-based payment awards that contain nonforfeitable rights to dividends and is in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142.  The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged.  The Company does not have any derivative instruments nor is currently involved in hedging activities and therefore adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

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

•
Exclude certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases, from the scope of Statement 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.

•
Defer the effective date in FASB Statement No. 157, Fair Value Measurements, for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FSP FAS 157-1 is effective upon the initial adoption of Statement 157.  FSP FAS 157-2 is effective February 12, 2008.  The Company adopted the provisions of FSP 157-1 and 157-2 in the first quarter of 2008.  See Note 12 for details regarding the impact of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME

The components of comprehensive income for the applicable period are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$3,896	$5,275	$8,028	$9,192
Other comprehensive loss, net of taxes:
Unrealized loss on securities available for sale, net of reclassification adjustment during the period	(318)	(14)	(132)	(4)
Total comprehensive income	$3,578	$5,261	$7,896	$9,188

5.	STOCK-BASED COMPENSATION

The Company reserved 5,250,000 shares of common stock under the 2001 and 2004 Stock Incentive Plans each of which expires ten years from the date of approval.  These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of June 30, 2008, there were approximately 1,776,000 shares available for grants.

Stock-based compensation for the three months and six months ended June 30, 2008 and 2007 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Pre – tax cost	$371	$375	$745	$748
After tax cost	$247	$259	$500	$522

Stock Options

Transactions involving Marine Products stock options for the six months ended June 30, 2008 were as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,670,124	$3.03	3.1 years
Granted	-	-	N/A
Exercised	(675,227)	$3.22	N/A
Forfeited	(2,550)	6.77	N/A
Expired	-	-	N/A
Outstanding at June 30, 2008	992,347	$2.89	3.0 years	$3,682,000
Exercisable at June 30, 2008	982,897	$2.80	3.0 years	$3,755,000

The total intrinsic value of share options exercised was approximately $3,537,000 during the six months ended June 30, 2008 and approximately $2,124,000 during the six months ended June 30, 2007.  Tax benefits associated with the exercise of non-qualified stock options during the six months ended June 30, 2008 were approximately $561,000.  There were no recognized excess tax benefits associated with the exercise of stock options during the six months ended June 30, 2007, since all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2008:
	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2008	525,350	$11.15
Granted	194,000	$7.08
Vested	(107,450)	$10.50
Forfeited	(4,400)	$11.00
Non-vested shares at June 30, 2008	607,500	$9.90

The total fair value of shares vested was approximately $1,239,000 during the six months ended June 30, 2008 and $2,094,000 during the six months ended June 30, 2007.  The tax benefits for compensation tax deductions in excess of compensation expense totaled approximately $33,000 and were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.
Other Information

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,061,000.  This cost is expected to be recognized over a weighted-average period of 4.0 years.  As of June 30, 2008, total unrecognized compensation cost related to non-vested stock options was approximately $74,000 and is expected to be recognized over a weighted average period of approximately one year.

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

(in thousands)	June 30, 2008		December 31, 2007
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Municipal Obligations	$51,695	$201	$44,957	$405

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

An analysis of the warranty accruals for the six months ended June 30, 2008 and 2007 is as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2008	2007
Balances at beginning of year	$4,768	$5,337
Less: Payments made during the period	(2,244)	(3,030)
Add: Warranty provision for the period	2,308	2,550
Changes to warranty provision for prior years	(134)	123
Balances at June 30	$4,698	$4,980

Repurchase Obligations
The Company is a party to certain agreements with third party lenders that provide financing to the Company’s network of dealers.  The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the unpaid debt obligation on those boats, up to certain contractually determined dollar limits.  As of June 30, 2008, the maximum contractual obligation and the amounts outstanding under these agreements, which expire in 2008, totaled approximately $4.0 million.  The Company records the estimated fair value of the guarantee; at June 30, 2008, this amount was immaterial.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS 131 are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2008	December 31, 2007
Raw materials and supplies	$14,426	$14,001

Work in process	6,134	10,830

Finished goods	5,883	8,328
Total inventories	$26,443	$33,159

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.  As of the adoption date the Company had gross tax affected unrecognized tax benefits of $659,000, all of which, if recognized, would affect the Company’s effective tax rate.  As of December 31, 2007 the Company had gross tax affected unrecognized tax benefits of approximately $175,000, all of which, if recognized would affect the Company’s effective tax rate.  There have been no material changes to these amounts during the six months ended June 30, 2008.

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

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial as of June 30, 2008 and 2007.

For the second quarter of 2008, the income tax provision reflects an effective tax rate of 22.6 percent, compared to 31.1 percent for the comparable period in the prior year.  For the six months ended June 30, 2008, the income tax provision reflects an effective tax rate of 25.7 percent, compared to 33.9 percent for the comparable period in the prior year.  The decrease in the effective rates in 2008 were due primarily to an increase in tax exempt income as a percentage of income before taxes and the impact of tax credits.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit credit and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$-	$-	$-	$-
Interest cost	70	64	140	128
Expected return on plan assets	(109)	(103)	(218)	(199)
Amortization of net losses	-	20	-	40
Net periodic benefit credit	$(39)	$(19)	$(78)	$(31)

The Company does not currently expect to make any contributions to this plan in 2008.

12.	FAIR VALUE DISCLOSURES

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

Securities:
The Company determines the fair value of the marketable securities that are available for sale and the fair value of investments in the non-qualified plan that are trading through quoted market prices.  The adoption of SFAS 157 had no effect on the Company’s valuation of marketable securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2008:

	Fair value Measurements at June 30, 2008 with
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Trading securities	$4,911	$-	$-
Available for sale securities	$51,695	$-	$-

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

We reduced our production levels during the first and second quarters of 2008 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from continued problems in the housing market, high fuel prices and concern regarding a general economic slowdown.  In the second quarter of 2008, our production levels were lower than the levels during the second quarter of 2007.  Gross profit as a percentage of net sales declined primarily due to manufacturing cost inefficiencies as a result of lower production levels and the cost of our retail incentive program associated with boats already sold to dealers.  This retail program which began in the early spring selling season is designed to reduce current boat inventory at dealers and generate additional boat orders.    Sales of the new Chaparral Sunesta Wide Techs and Xtremes continued to be strong during the quarter, and accounted for the increase in the average selling price per boat.  Robalo unit sales during the second quarter of 2008 were lower than in the prior year as well.  At the end of the quarter, our unit backlog was lower than at this time last year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2008 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

The weak dealer and customer demand that began several years ago accelerated during the second quarter of 2008.  Fuel prices, which are historically high and increased a great deal during the second quarter of 2008, as well as economic uncertainty, continue to reduce demand for discretionary purchases such as pleasure boats.  The Company also believes that the recent residential mortgage crisis is having a negative impact on our business, due to the wealth effect of lower real estate values.  This is of particular concern since the subprime mortgage problems and resulting delinquency rates, foreclosures, and depressed real estate prices are prominent in Southern California and Florida, two of our major markets.  Also related to the residential mortgage crisis is the fact that lenders have raised the credit standards for many types of consumer loans.  Since many consumers finance their boat purchases, such stricter lending standards make it more difficult for consumers to purchase boats.  For these reasons, we continue to maintain our dealer inventories and production at conservative levels.

The Company has just finished its 2008 model year, and we are pleased with the dealer reaction and resulting orders for Chaparral’s redesigned Sunesta Wide TechTM product line, which increased significantly in unit sales compared to the prior year, and was responsible for the Company’s increase in average selling prices.  Also, the largest model of the Sunesta Wide TechTM won an industry award in the second quarter, which further confirms the popularity of the model.  However, overall unit sales decreased in the second quarter of 2008, which we expected due to a weak winter boat show season and the tremendous increase in fuel prices that occurred in the second quarter of 2008.  During the second quarter, we continued the cost reduction measures that we undertook previously, and at the end of the quarter, we reduced production levels because of low order backlogs, high dealer inventories, and our lack of confidence in an increase in demand in the near future.  Our annual dealer conference will take place in the third quarter, and we may adjust production levels further if dealer orders indicate that current production levels are inappropriate.  We anticipate that the Company will continue to experience the effect of reduced consumer demand for the remainder of 2008 which will adversely affect net sales, net income, operating margins and cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the six months ended June 30, 2008 and 2007 follow:

($ in thousands)	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Total number of boats sold	1,118	1,486	2,520	3,022
Average gross selling price per boat	$47.1	$44.1	$45.8	$42.5
Net sales	$55,734	$67,869	$121,276	$132,845
Percentage of cost of goods sold to net sales	80.2%	78.0%	79.8%	78.2%
Gross profit margin percent	19.8%	22.0%	20.2%	21.8%
Percentage of selling, general and administrative expenses to net sales	11.9%	11.7%	12.3%	12.3%
Operating income	$4,407	$7,014	$9,612	$12,535
Warranty expense	$930	$1,313	$2,174	$2,673

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Net sales for the three months ended June 30, 2008 decreased $12.1 million or 17.9 percent compared to the comparable period in 2007. The change in net sales was comprised of a 24.8 percent decrease in the number of boats sold partially offset by a 6.8 percent increase in average gross selling price per boat. Sales of the new Chaparral Sunesta Wide Techs and Xtremes continued to be strong during the quarter, and accounted for the increase in the average selling price per boat.  The decrease in net sales in the domestic market was partially offset by strong growth outside of the United States due to the weakness of the U.S. dollar.  In the second quarter of 2008, sales outside of the United States accounted for approximately 38 percent of net sales compared to approximately 28 percent of net sales in the prior year.

Cost of goods sold for the three months ended June 30, 2008 was $44.7 million compared to $52.9 million for the comparable period in 2007, a decrease of $8.2 million or 15.5 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of manufacturing cost inefficiencies due to lower production volumes and the cost of our retail incentive program associated with boats already sold to dealers.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $6.6 million compared to $7.9 million for the comparable period in 2007, a decrease of $1.3 million or 16.4 percent.  The decrease in selling, general and administrative expenses was primarily due to the variable nature of many of these expenses, including incentive compensation which declined as a percentage of sales consistent with lower sales and profitability.  Warranty expense was 1.7 percent of net sales for the three months ended June 30, 2008 compared to 1.9 percent in the prior year, primarily due to improved claims experience and our quality initiatives.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating income for the three months ended June 30, 2008 decreased $2.6 million or 37.2 percent compared to the comparable period in 2007. Operating income was lower primarily due to lower gross profit partially offset by a decrease in selling, general and administrative expenses.

Interest income was $0.6 million during the three months ended June 30, 2008 and 2007.

Income tax provision for the three months ended June 30, 2008 of $1.1 million was $1.2 million or 52.0 percent lower than the income tax provision of $2.4 million for the comparable period in 2007.  The income tax provision reflects an effective tax rate of 22.6 percent, compared to 31.1 percent for the comparable period in the prior year.  The decrease in the effective rate was due primarily to an increase in tax exempt income as a percentage of income before taxes and the impact of tax credits.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Net sales for the six months ended June 30, 2008 decreased $11.6 million or 8.7 percent compared to the comparable period in 2007. The change in net sales was comprised of a 16.6 percent decrease in the number of boats sold offset by a 7.8 percent increase in average gross selling price per boat. Sales of the new Chaparral Sunesta Wide Techs and Xtremes continued to be strong during the first six months of 2008, and accounted for the increase in the average selling price per boat.  The decrease in net sales in the domestic market was partially offset by strong growth outside of the United States due to the weakness of the U.S. dollar.  For the first six months of 2008, sales outside of the United States accounted for approximately 35 percent of net sales compared to approximately 27 percent of net sales for the prior year.

Cost of goods sold for the six months ended June 30, 2008 was $96.8 million compared to $103.9 million for the comparable period in 2007, a decrease of $7.2 million or 6.9 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of manufacturing cost inefficiencies due to lower production volumes and the cost of our retail incentive program associated with boats already sold to dealers.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $14.9 million compared to $16.4 million for the comparable period in 2007, a decrease of $1.5 million or 9.1 percent.  The decrease in selling, general and administrative expenses was primarily due to the variable nature of these expenses, including incentive compensation which is consistent with lower sales and profitability.  Warranty expense was 1.8 percent of net sales for the six months ended June 30, 2008 compared to 2.0 percent in the prior year, primarily due to improved claims experience and our quality initiatives.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating income for the six months ended June 30, 2008 decreased $2.9 million or 23.3 percent compared to the comparable period in 2007. Operating income was lower primarily due to lower gross profit partially offset by lower selling, general and administrative expenses.

Interest income was $1.2 million during the six months ended June 30, 2008 compared to $1.4 million for the comparable period in 2007. This decrease resulted primarily from lower returns on our short term maturities due to an increase, which began in the third quarter of 2007, in balances invested in municipal bonds, which carry a lower nominal yield.

Income tax provision for the six months ended June 30, 2008 of $2.8 million was $1.9 million or 41.0 percent lower than the income tax provision of $4.7 million for the comparable period in 2007.  The income tax provision reflects an effective tax rate of 25.7 percent, compared to 33.9 percent for the comparable period in the prior year.  The decrease in the effective rate was due primarily to an increase in tax exempt income as a percentage of income before taxes and the impact of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2008 were $9.0 million.  The following table sets forth the historical cash flows for:

(in thousands)	Six months ended June 30,
	2008	2007

Net cash provided by operating activities	$18,619	$9,262
Net cash used for investing activities	(7,183)	(38,249)
Net cash used for financing activities	$(5,694)	$(9,544)

Cash provided by operating activities for the six months ended June 30, 2008 increased approximately $9.4 million compared to the comparable period in 2007.  This increase is primarily the result of a decrease in working capital requirements for inventory and accounts receivables in 2008 compared to 2007.

Cash used for investing activities for the six months ended June 30, 2008 decreased approximately $31.1 million compared to the comparable period in 2007, resulting primarily from the purchases of long-term marketable securities in 2007 that did not occur in 2008.

Cash used for financing activities for the six months ended June 30, 2008 decreased approximately $3.9 million primarily due to a decrease in the cash paid for repurchases of common stock on the open market.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

Cash Requirements

The Company currently expects that capital expenditures during 2008 will be approximately $0.6 million, of which $0.3 million has been spent through June 30, 2008.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company does not currently expect to make any contributions to this plan during 2008.

On July 22, 2008, the Board of Directors approved a quarterly cash dividend per common share of $0.065. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 4,925,157 shares in the open market pursuant to April 2001, September 2005, and January 2008 resolutions of the Board of Directors that authorized in the aggregate the repurchase of up to 8,250,000 shares. As of June 30, 2008, the Company can purchase 3,324,843 additional shares under these programs. Details regarding the shares repurchased during the second quarter of 2008 have been disclosed in Part II, Item 2 of this document.

The Company has an immaterial amount of obligations and commitments that require future payments. See the section below titled “Off Balance Sheet Arrangements” for details regarding agreements that the Company has with third-party dealer floor plan lenders.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2008 and 2007.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats capped at the lender level. As of June 30, 2008, the maximum contractual obligation to the lenders and the amount outstanding under these agreements, which expire in 2008, totaled approximately $4.0 million. The Company has recorded the estimated fair value of this guarantee; at June 30, 2008, this amount is immaterial and did not change from the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.5 million in the six months ended June 30, 2008 and 2007.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 3 and 12 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

INFLATION

During the past several years the Company has experienced an increase in certain material and component costs. The Company has responded to these increases in costs by instituting price increases to its dealers for the 2008 model year, and we will attempt to do so again for the 2009 model year, which began on July 1, 2008. These price increases did not fully absorb the increased material costs during the past two years and therefore negatively impacted the Company’s gross margin. With the continued risk of high commodity prices, energy prices and petroleum based products, the price of materials may continue to increase.  If the prices of these raw materials and components continue to increase, or the prices of other factors of production increase, Marine Products will, to the extent deemed appropriate, attempt to increase its product prices to offset its increased costs. No assurance can be given, however, that the Company’s current efforts to increase its product prices in response to inflation will be more successful than past efforts.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to delay their purchases or buy a less expensive boat in the event that interest rates rise.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s expectation that it will not make any contributions to its pension plan in 2008; the Company’s lack of confidence in an increase in demand for the Company's products in the near future; the Company’s anticipation that it may further adjust production levels; the Company’s belief that the weak market for its products will continue for the remainder of 2008 which will adversely affect net sales, net income, operating margins and cash flows; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations will provide sufficient capital to meet the Company’s requirements for the next 12 months; the Company’s expectations about capital expenditures during 2008; the Company’s expectations about dividends; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have recently been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2007.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2008, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of June 30, 2008, the Company’s investment portfolio, totaling approximately $51.7 million and comprised primarily of municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2007, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2007 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, June 30, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Marine Products during the three months ended June 30, 2008 were as follows:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 April 1, 2008 to April 30, 2008	7,841	(2)	$7.76	-	3,324,843

Month #2 May 1, 2008 to May 31, 2008	-		$-	-	3,324,843

Month #3 June 1, 2008 to June 30, 2008	4,190	(3)	$7.20	-	3,324,843

Totals	12,031		$7.56	-	3,324,843

(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares.  On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company can repurchase.  A total of 4,925,157 shares have been repurchased through June 30, 2008.  The programs do not have predetermined expiration dates.

(2)	Consists of shares repurchased for taxes related to vesting of restricted shares.
(3)	Consists of shares tendered in connection with option exercises.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 22, 2008.  At the meeting, the stockholders voted to re-elect three Class III directors to the Board of Directors for the terms expiring in 2010.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Against	Withheld	Abstain	Broker Non-Votes
Re-election of R. Randall Rollins	34,467,368	N/A	794,890	N/A	N/A
Re-election of Henry B. Tippie	35,104,956	N/A	157,302	N/A	N/A
Re-election of James B. Williams	35,135,204	N/A	127,054	N/A	N/A
Approve Performance–Based Compensation Agreement for James A. Lane , Jr.	33,720,475	190,328	N/A	98,169	1,253,286

Messrs. Richard A. Hubbell, Bill J. Dismuke, Wilton Looney, Gary W. Rollins and James A. Lane, Jr. and Ms. Linda H. Graham were not up for re-election and have continued as directors.

ITEM 5.  OTHER INFORMATION

None

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 6.	Exhibits

	Exhibit Number	Description

3.1(a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

3.1(b)
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

10.1
Performance Based Compensation Agreement between James A. Lane, Jr. and Chapparel Boats, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 25, 2008).

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: August 4, 2008	Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 4, 2008	Ben M. Palmer Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)