Form 10-Q
period 2008-09-30
MARINE PRODUCTS CORP
filed 2008-11-07
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 30, 2008, Marine Products Corporation had 36,430,449 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(In thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS		(Note 1)

Cash and cash equivalents	$5,045	$3,233
Marketable securities	13,970	8,870
Accounts receivable, net	1,400	3,540
Inventories	24,707	33,159
Income taxes receivable	1,635	1,321
Deferred income taxes	1,415	2,746
Prepaid expenses and other current assets	1,792	2,159
Total current assets	49,964	55,028
Property, plant and equipment, net	14,933	15,944
Goodwill	3,308	3,308
Marketable securities	38,551	36,087
Deferred income taxes	2,628	1,098
Other assets	6,923	7,261
Total assets	$116,307	$118,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$4,676	$4,621
Accrued expenses and other liabilities	10,644	14,294
Total current liabilities	15,320	18,915
Pension liabilities	5,333	5,572
Other long-term liabilities	497	482
Total liabilities	21,150	24,969
Common stock	3,643	3,602
Capital in excess of par value	-	-
Retained earnings	91,690	90,105
Accumulated other comprehensive (loss) income	(176)	50
Total stockholders' equity	95,157	93,757
Total liabilities and stockholders' equity	$116,307	$118,726

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales	$31,582	$52,481	$152,858	$185,326
Cost of goods sold	26,478	41,215	123,263	145,162
Gross profit	5,104	11,266	29,595	40,164
Selling, general and administrative expenses	4,086	6,471	18,965	22,834
Operating income	1,018	4,795	10,630	17,330
Interest income	623	585	1,815	1,948
Income before income taxes	1,641	5,380	12,445	19,278
Income tax provision	957	2,151	3,733	6,857
Net income	$684	$3,229	$8,712	$12,421

Earnings per share
Basic	$0.02	$0.09	$0.24	$0.33
Diluted	$0.02	$0.08	$0.24	$0.32

Dividends per share	$0.065	$0.060	$0.195	$0.180

Average shares outstanding
Basic	35,824	37,028	35,773	37,329
Diluted	36,476	38,154	36,465	38,501

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands)
(Unaudited)

	Comprehensive	Common Stock		Capital in Excess of	Retained	Accumulated
	Income	Shares	Amount	Par Value	Earnings	Other	Total
Balance, December 31, 2007		36,018	$3,602	$—	$90,105	$50	$93,757
Stock issued for stock incentive
plans, net		867	87	1,948	—	—	2,035
Stock purchased and retired		(455)	(46)	(3,672)	(53)	—	(3,771)
Net income	$8,712	—	—	—	8,712	—	8,712

Other comprehensive income, net of tax:
Unrealized loss on securities, net of
reclassification adjustment	(226)	—	—	—	—	(226)	(226)
Comprehensive income	$8,486
Dividends declared		—	—	—	(7,074)	—	(7,074)
Stock-based compensation		—	—	1,116	—	—	1,116
Excess tax benefits for share -
based payments		—	—	608	—	—	608
Balance, September 30, 2008		36,430	$3,643	$-	$91,690	$(176)	$95,157

The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$8,712	$12,421
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,300	1,503
Gain on sale of equipment and property	(14)	-
Stock-based compensation expense	1,116	1,122
Excess tax benefits for share-based payments	(608)	(335)
Deferred income tax (benefit) provision	(228)	816
(Increase) decrease in assets:
Accounts receivable	2,140	(2,636)
Inventories	8,452	(3,481)
Prepaid expenses and other current assets	367	242
Income taxes receivable	294	(291)
Other non-current assets	338	(850)
Increase (decrease) in liabilities:
Accounts payable	55	4,491
Accrued expenses and other liabilities	(3,650)	(284)
Other long-term liabilities	(224)	220
Net cash provided by operating activities	18,050	12,938

INVESTING ACTIVITIES
Capital expenditures	(289)	(1,123)
Proceeds from sale of property and equipment	14	-
Purchases of marketable securities	(46,302)	(61,483)
Sales of marketable securities	37,387	15,657
Maturities of marketable securities	1,000	-
Net cash used for investing activities	(8,190)	(46,949)

FINANCING ACTIVITIES
Payment of dividends	(7,074)	(6,793)
Excess tax benefits for share-based payments	608	335
Cash paid for common stock purchased and retired	(1,619)	(7,840)
Proceeds received upon exercise of stock options	37	103
Net cash used for financing activities	(8,048)	(14,195)

Net increase (decrease) in cash and cash equivalents	1,812	(48,206)
Cash and cash equivalents at beginning of period	3,233	54,456
Cash and cash equivalents at end of period	$5,045	$6,250

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income	$684	$3,229	$8,712	$12,421
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	35,824	37,028	35,773	37,329
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	652	1,126	692	1,172
Adjusted weighted average shares outstanding	36,476	38,154	36,465	38,501
(denominator for diluted earnings per share)

Earnings Per Share:
Basic	$0.02	$0.09	$0.24	$0.33
Diluted	$0.02	$0.08	$0.24	$0.32

The effect of certain stock options as shown below were excluded in the computation of weighted average shares outstanding because the effect of their inclusion would be anti-dilutive to earnings per share:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options	47	48	47	48

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”   FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Certain key existing principles of SFAS 157 illustrated in the example include the following: determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment when evaluating the various sources of the fair value measurement including individual transactions or broker quotes.  In addition, FSP FAS 157-3 states that if an entity uses its own assumptions to determine fair value, it must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company adopted FSP FAS 157-3 in the third quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”   This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  This FSP also amends FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.   Further this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The provisions of this FSP that amend SFAS 161 and FIN 45 are effective for reporting periods ending after November 15, 2008 and the clarification of the effective date of SFAS 161 is effective upon issuance of this FSP.  The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and is in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its financial statements.

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

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” These FSPs:

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSP FAS 157-1 is effective upon the initial adoption of Statement 157.  FSP FAS 157-2 is effective February 12, 2008.  The Company has adopted the provisions of FSP 157-1 and 157-2 in the first quarter of 2008.  See Note 12 – “Fair Value Measurements” for details regarding the impact of adoption.

4.	COMPREHENSIVE INCOME

The components of comprehensive income for the applicable period are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$684	$3,229	$8,712	$12,421
Other comprehensive loss, net of taxes:
Unrealized (loss) gain on securities available for sale, net of reclassification adjustment during the period	(94)	185	(226)	181
Total comprehensive income	$590	$3,414	$8,486	$12,602

5.	STOCK-BASED COMPENSATION

The Company reserved 5,250,000 shares of common stock under the 2001 and 2004 Stock Incentive Plans each of which expires ten years from the date of approval.  These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2008, there were approximately 1,778,000 shares available for grants.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation for the three months and nine months ended September 30, 2008 and 2007 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Pre – tax cost	$371	$374	$1,116	$1,122
After tax cost	$247	$269	$747	$791

Stock Options

Transactions involving Marine Products stock options for the nine months ended September 30, 2008 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,670,124	$3.03	3.1 years
Granted	-	-	N/A
Exercised	(675,227)	3.22	N/A
Forfeited	(2,550)	6.77	N/A
Expired	-	-	N/A
Outstanding at September 30, 2008	992,347	$2.89	2.8 years	$5,369,000
Exercisable at September 30, 2008	982,897	$2.80	2.7 years	$5,406,000

The total intrinsic value of share options exercised was approximately $3,537,000 during the nine months ended September 30, 2008 and approximately $2,151,000 during the nine months ended September 30, 2007.  Tax benefits associated with the exercise of non-qualified stock options during the nine months ended September 30, 2008 were approximately $561,000.  There were no recognized excess tax benefits associated with the exercise of stock options during the nine months ended September 30, 2007, since all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2008:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2008	525,350	$11.15
Granted	194,000	$7.08
Vested	(107,450)	$10.50
Forfeited	(6,200)	$10.80
Non-vested shares at September 30, 2008	605,700	$9.90

The total fair value of shares vested was approximately $1,239,000 during the nine months ended September 30, 2008 and $2,094,000 during the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $33,000 were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

As of September 30, 2008, total unrecognized compensation cost related to non-vested restricted shares was approximately $4,711,000.  This cost is expected to be recognized over a weighted-average period of 3.8 years.  As of September 30, 2008, total unrecognized compensation cost related to non-vested stock options was approximately $50,000 and is expected to be recognized over a weighted average period of approximately one year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	September 30, 2008		December 31, 2007
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Municipal Obligations	$52,521	$55	$44,957	$405

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

An analysis of the warranty accruals for the nine months ended September 30, 2008 and 2007 is as follows:

(in thousands)	2008	2007
Balances at beginning of year	$4,768	$5,337
Less: Payments made during the period	(3,419)	(4,152)
Add: Warranty provision for the period	2,901	3,574
Changes to warranty provision for prior years	(182)	219
Balances at September 30	$4,068	$4,978

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender.

Based on amounts outstanding as of September 30, 2008, the maximum contractual obligation to these lenders totaled approximately $6.7 million.  Our obligation relating to a maximum of $4.0 million of this total expire one year after the July 1, 2008 effective date of these agreements and reset to the same maximum for one additional year thereafter.  Our obligation related to the remaining $2.7 million of this total varies based on dealer floor plan debt outstanding, decline over time based on the age of the inventory, and remain in force for periods ranging up to 24 months from the end of the third quarter of 2008.  The Company records the fair value of the guarantee liability as of the end of each reporting period.  See Note 13 – “Subsequent Event” for additional information regarding repurchase obligations.

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

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2008	December 31, 2007
Raw materials and supplies	$12,392	$14,001
Work in process	5,431	10,830
Finished goods	6,884	8,328
Total inventories	$24,707	$33,159

10.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.  As of the adoption date the Company had gross tax affected unrecognized tax benefits of $659,000, all of which, if recognized, would affect the Company’s effective tax rate.  As of December 31, 2007 the Company had gross tax affected unrecognized tax benefits of approximately $175,000, all of which, if recognized would affect the Company’s effective tax rate.  There have been no material changes to these amounts during the nine months ended September 30, 2008.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2005 through 2008 tax years remain open to examination.

It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months.  These changes may be the result of, among other things, state tax settlements under Voluntary Disclosure Agreements.  However, quantification of an estimated range cannot be made at this time.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of September 30, 2008 and 2007.

For the third quarter of 2008, the income tax provision reflects an effective tax rate of 58.3 percent, compared to 40.0 percent for the comparable period in the prior year.  The increase in the effective rate was due primarily to recent unanticipated losses on non-qualified plan assets that are not deductible for tax purposes.  For the nine months ended September 30, 2008, the income tax provision reflects an effective tax rate of 30.0 percent, compared to 35.6 percent for the comparable period in the prior year.  The decrease in the effective rate was due primarily to the impact of tax credits.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit credit and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$-	$-	$-	$-
Interest cost	70	64	210	192
Expected return on plan assets	(109)	(99)	(327)	(298)
Amortization of net losses	-	21	-	61
Net periodic benefit credit	$(39)	$(14)	$(117)	$(45)

The Company does not currently expect to make any contributions to this plan in 2008.

12.	FAIR VALUE MEASUREMENTS

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

Securities:

The Company determines the fair value of marketable securities that are available for sale and of investments in the non-qualified plan that are trading using quoted market prices.  The adoption of SFAS 157 had no effect on the Company’s valuation of these marketable securities or investments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2008:

	Fair value Measurements at September 30, 2008 with
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Trading securities	$4,585	$-	$-
Available for sale securities	$52,521	$-	$-

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

13.	SUBSEQUENT EVENT

During the fourth quarter of 2008, the Company received notification of repurchase obligations in accordance with third party floor plan financing agreements totaling approximately $2.6 million resulting from defaults by two dealers.  The Company re-evaluated the fair value of the Company’s guarantee liability under the foregoing circumstances and estimates a liability of approximately $177,000 as of September 30, 2008.  The Company estimates that proceeds from the sale of the repossessed boats will approximate the repurchase cost less the fair value of the guarantee liability.  Management will continue to monitor the risk of additional defaults and resulting repurchase obligations and will adjust the guarantee liability accordingly.

In accordance with these agreements, the Company is also required to assist the lenders in remarketing additional boats with a resale value of approximately $1.5 million.  See additional information regarding repurchase obligation and estimated fair value of guarantee liability under Note 7- “Warranty Costs and Other Contingencies.”

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We reduced our production levels at various times during the nine months ended September 30, 2008 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from continued problems in the housing market, high fuel prices and concern regarding a general economic slowdown.  In the third quarter of 2008, our production levels were significantly lower than the levels during the third quarter of 2007.  Despite significant cost reduction efforts, gross profit as a percentage of net sales declined significantly primarily due to manufacturing cost inefficiencies as a result of lower production levels.  Sales of the new Chaparral Sunesta Wide Techs and Xtremes continued to be relatively strong during the quarter and an improved model mix among the Robalo sport fishing boats accounted for the increase in the average selling price per boat.  Consistent with the overall reduction in demand for recreational products, including fiberglass boats, our unit backlog at the end of the quarter was approximately half of what it was at this time last year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2008 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

The weak dealer and customer demand that began three years ago accelerated during the third quarter of 2008.  The same macroeconomic and industry-specific factors that have been issues for our business continued, and during the third quarter, retail boat sales were also affected by the credit crisis and turmoil in global financial markets.  This crisis has made consumers more reluctant to buy large discretionary items such as pleasure boats.  Also, the recent curtailment of consumer and business lending has made it difficult for consumers and dealers to secure financing for retail purchases and for inventory financing.  The Company does not believe that there are any near-term catalysts which will improve the retail selling environment for our products, and as a result, we have continued to reduce production in order to manage dealer inventory levels.  The tight credit markets have increased the cost and reduced the availability of floor plan credit to our dealers, and have caused some dealer order cancellations during the fourth quarter of 2008.  This factor, along with order cancellations resulting from a continued weak retail selling environment and the recent notification of repurchase obligations resulting from dealer defaults, have required us to consolidate several plants in the fourth quarter, reduce production further from third quarter 2008 levels, and undertake additional workforce reductions.  We anticipate that there will be some costs associated with these actions which are not expected to be material.  In addition, the weak selling environment and dealer inventory levels may require us to implement additional sales incentive programs designed to sell inventory.  Management will continue to monitor the risk of additional dealer defaults and resulting repurchase obligations.

The Company has started its 2009 model year, and recently held its annual dealer conference.  While we are pleased with the dealer reaction to our redesigned Sunesta and SSi Wide Techs, and the new Chaparral 400 Premiere Sport Yacht, our dealers are concerned about retail demand for the foreseeable future.  We anticipate that the Company will continue to experience the effect of reduced consumer demand for the remainder of 2008 and into at least early 2009, which will adversely affect net sales, net income, operating margins and cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the nine months ended September 30, 2008 and 2007 follow:

($ in thousands)	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Total number of boats sold	610	1,167	3,130	4,189
Average gross selling price per boat	$48.5	$43.4	$46.33	$42.8
Net sales	$31,582	$52,481	$152,858	$185,326
Percentage of cost of goods sold to net sales	83.8%	78.5%	80.6%	78.3%
Gross profit margin percent	16.2%	21.5%	19.4%	21.7%
Percentage of selling, general and administrative expenses to net sales	12.9%	12.3%	12.4%	12.3%
Operating income	$1,018	$4,795	$10,630	$17,330
Warranty expense	$545	$1,120	$2,719	$3,793

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Net sales for the three months ended September 30, 2008 decreased $20.1 million or 39.8 percent compared to the comparable period in 2007. The change in net sales was comprised of a 47.7 percent decrease in the number of boats sold partially offset by an 11.8 percent increase in average gross selling price per boat. Sales of the new Chaparral Sunesta Wide Techs and Xtremes continued to be relatively strong during the quarter, and accounted for the increase in the average selling price per boat, coupled with an improved model mix for the Robalo sport fishing boats.  In the third quarter of 2008, sales outside of the United States accounted for approximately 27 percent of net sales compared to approximately 18 percent of net sales in the prior year.

Cost of goods sold for the three months ended September 30, 2008 was $26.5 million compared to $41.2 million for the comparable period in 2007, a decrease of $14.7 million or 35.8 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of manufacturing cost inefficiencies due to lower production volumes.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $4.1 million compared to $6.5 million for the comparable period in 2007, a decrease of $2.4 million or 36.9 percent.  The decrease in selling, general and administrative expenses was primarily due to the variable nature of many of these expenses, including incentive compensation, which declined as a percentage of sales consistent with lower sales and profitability, and warranty expense.  Warranty expense was 1.7 percent of net sales for the three months ended September 30, 2008 compared to 2.1 percent in the prior year, primarily due to improved claims experience and our quality initiatives.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating income for the three months ended September 30, 2008 decreased $3.8 million or 78.8 percent compared to the comparable period in 2007. Operating income was lower primarily due to lower gross profit partially offset by a decrease in selling, general and administrative expenses.

Interest income was $0.6 million during the three months ended September 30, 2008 and 2007.

Income tax provision for the three months ended September 30, 2008 of $1.0 million was $1.2 million or 55.5 percent lower than the income tax provision of $2.2 million for the comparable period in 2007. The income tax provision reflects an effective tax rate of 58.3 percent, compared to 40.0 percent for the comparable period in the prior year.  The increase in the effective rate was due primarily to recent unanticipated losses on non-qualified plan assets that are not deductible for tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Net sales for the nine months ended September 30, 2008 decreased $32.5 million or 17.5 percent compared to the comparable period in 2007. The change in net sales was comprised of a 25.3 percent decrease in the number of boats sold offset by an 8.2 percent increase in average gross selling price per boat. Sales of the new Chaparral Sunesta Wide Techs and Xtremes continued to be strong during the first nine months of 2008, and accounted for the increase in the average selling price per boat.  The decrease in net sales in the domestic market was partially offset by strong growth outside of the United States due to the weakness of the U.S. dollar.  For the first nine months of 2008, sales outside of the United States accounted for approximately 33 percent of net sales compared to approximately 24 percent of net sales for the prior year.

Cost of goods sold for the nine months ended September 30, 2008 was $123.3 million compared to $145.2 million for the comparable period in 2007, a decrease of $21.9 million or 15.1 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of manufacturing cost inefficiencies due to lower production volumes and the cost of our retail incentive program associated with boats already sold to dealers.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $19.0 million compared to $22.8 million for the comparable period in 2007, a decrease of $3.9 million or 16.9 percent.  The decrease in selling, general and administrative expenses was primarily due to the variable nature of these expenses, including incentive compensation which is consistent with lower sales and profitability.  Warranty expense was 1.8 percent of net sales for the nine months ended September 30, 2008 compared to 2.0 percent in the prior year, primarily due to improved claims experience and our quality initiatives.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating income for the nine months ended September 30, 2008 decreased $6.7 million or 38.7 percent compared to the comparable period in 2007. Operating income was lower primarily due to lower gross profit partially offset by lower selling, general and administrative expenses.

Interest income was $1.8 million during the nine months ended September 30, 2008 compared to $1.9 million for the comparable period in 2007. This decrease resulted primarily from lower returns on our short term maturities due to an increase, which began in the second quarter of 2007, in balances invested in municipal bonds, which carry a lower nominal yield.

Income tax provision for the nine months ended September 30, 2008 of $3.7 million was $3.1 million or 45.6 percent lower than the income tax provision of $6.9 million for the comparable period in 2007. The income tax provision reflects an effective tax rate of 30.0 percent, compared to 35.6 percent for the comparable period in the prior year.  The decrease in the effective rate was due primarily to the impact of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2008 were $5.0 million.  The following table sets forth the historical cash flows for:

(in thousands)	Nine months ended September 30,
	2008	2007

Net cash provided by operating activities	$18,050	$12,938
Net cash used for investing activities	(8,190)	(46,949)
Net cash used for financing activities	$(8,048)	$(14,195)

Cash provided by operating activities for the nine months ended September 30, 2008 increased approximately $5.1 million compared to the comparable period in 2007.  This increase is primarily the result of a decrease in working capital requirements for inventory and accounts receivables consistent with lower sales in 2008 compared to 2007.

Cash used for investing activities for the nine months ended September 30, 2008 decreased approximately $38.8 million compared to the comparable period in 2007, resulting primarily from the purchases of long-term marketable securities in 2007 that did not occur in 2008.

Cash used for financing activities for the nine months ended September 30, 2008 decreased approximately $6.1 million primarily due to a decrease in the cash paid for repurchases of common stock on the open market.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, and cash generated from operations, will provide sufficient capital to meet the Company’s requirements for the next twelve months. The Company believes that the liquidity will allow it the ability to fund any growth and provide the opportunity to take advantage of business opportunities that may arise.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash Requirements

The Company currently expects that capital expenditures during 2008 will be approximately $0.6 million, of which $0.3 million has been spent through September 30, 2008.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company does not currently expect to make any contributions to this plan during 2008.

On October 28, 2008, the Board of Directors approved a quarterly cash dividend per common share of $0.065. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company has purchased a total of 4,925,157 shares in the open market pursuant to April 2001, September 2005, and January 2008 resolutions of the Board of Directors that authorized in the aggregate the repurchase of up to 8,250,000 shares. As of September 30, 2008, the Company can purchase 3,324,843 additional shares under these programs. The Company did not repurchase any shares under this program during the third quarter of 2008.

During the fourth quarter of 2008, the Company received notification of repurchase obligations totaling approximately $2.6 million resulting from dealer floor plan financing defaults.  There are additional dealers experiencing financial difficulty as a result of the current market conditions and the Company may in the future incur additional repurchase obligations.  See further information regarding repurchase obligations in Note 7 of the Consolidated Financial Statements and in the section below titled “Off Balance Sheet Arrangements.”

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the nine months ended September 30, 2008 and 2007.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third party lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender. Based on the amounts outstanding as of September 30, 2008, the maximum contractual obligation to these lenders totaled approximately $6.7 million.  Our obligation relating to a maximum of $4.0 million of this total expire one year after the July 1, 2008 effective date of these agreements and resets to the same maximum for one additional year thereafter.  Our obligation related to the remaining $2.7 million of this total varies based on dealer floor plan debt outstanding, decline over time based on the age of the inventory, and remain in force for periods ranging up to 24 months from the end of the third quarter of 2008.  The Company records an estimate of the fair value of the guarantee liability at the end of each reporting period.

During the fourth quarter of 2008, the Company received notification of repurchase obligations totaling approximately $2.6 million resulting from defaults by two dealers.  The Company re-evaluated the fair value of the Company’s guarantee liability under the foregoing circumstances and estimates a liability of approximately $177,000 as of September 30, 2008.  In accordance with these agreements, the Company is also required to assist the lenders in remarketing additional boats with a resale value of approximately $1.5 million.  There are additional dealers experiencing financial difficulty as a result of the current market conditions and the Company may incur additional repurchase obligations totaling up to $4.1 million in accordance with the repurchase agreements.  Management will monitor the risk of additional defaults and resulting repurchase obligations and will adjust the guarantee liability accordingly. See further information regarding repurchase obligations in Note 13 of the Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.6 million in the nine months ended September 30, 2008 and 2007.

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

INFLATION

During the past several years the Company has experienced an increase in certain material and component costs due to increases in the price of many of the commodities used as raw materials for our manufacturing processes. The Company responded to these increases in costs by instituting price increases to its dealers during previous model years.  However, these price increases did not fully absorb the increased material costs during the past two years and therefore negatively impacted the Company’s gross margin.  During the third quarter of 2008, the prices of many of these commodities fell dramatically.  This fall in prices may lead to lower materials costs during the remainder of 2008 and 2009.   Given the volatility in many commodities markets right now, no assurance can be given that commodities prices will continue to fall or at what prices they can be purchased in the future.

New boat buyers typically finance their purchases. To the extent that credit is available for purchasing boats, interest rates have fallen recently due to Federal Reserve actions.  Given the volatility of interest rates, no assurance can be given that interest rates will remain low or that they will not rise in the future.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s expectation that it will not make any contributions to its pension plan in 2008; the Company’s belief that there are not any near-term catalysts which will improve their retail selling environment for our products; the Company’s belief that additional costs associated with consolidating plants, reducing production from current levels, and additional work force reductions will not be material; the Company’s belief that it may be required to implement additional sales incentive programs designed to sell inventory; the Company’s belief it will continue to experience the effect of reduced consumer demand for the remainder of 2008 and into at least early 2009, which will adversely effect net sales, net income, operating margins and cash flows; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations will provide sufficient capital to meet the Company’s requirements for the next twelve months; the Company’s expectations about capital expenditures during 2008; the Company’s expectations about dividends; that the Company may in the future incur additional repurchase obligations as a result of dealer floor plan financing defaults; the Company’s belief that the fall in prices of many commodities used as raw materials for its manufacturing processes in the third quarter may lead to lower material costs during the remainder of 2008 and 2009; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have recently been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2007.  The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2008, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of September 30, 2008, the Company’s investment portfolio, totaling approximately $52.5 million and comprised primarily of municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2007, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2007 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A.	RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 6.	Exhibits

	Exhibit Number	Description

	3.1(a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: November 6, 2008	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 6, 2008	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)