Form 10-K
period 2008-12-31
MARINE PRODUCTS CORP
filed 2009-03-05
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

          The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2008, the last business day of the registrant’s most recent second fiscal quarter, was $59,049,694 based on the closing price on the New York Stock Exchange on June 30, 2008 of $6.60 per share.

          Marine Products Corporation had 36,902,490 shares of common stock outstanding as of February 13, 2009.

Documents Incorporated by Reference

          Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

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

          The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements include, without limitation, statements regarding our belief that international sales could produce additional sales growth; our expectation to continue to offer sales incentives and promotion programs in the future; our belief that the Wide Tech TM bow design may be incorporated on other Chaparral boat models in subsequent model years; management’s belief that Marine Products is well positioned to take advantage of current market conditions which characterize the industry; our intention to continue seeking the most advantageous purchasing arrangements from our suppliers; our assumption that our suppliers will remain in operation during the extended business downturn in the recreational boating industry; our ability to execute our marketing strategy to increase market share by expanding our presence by building dedicated sales, marketing and distribution systems; our intention to continue to strengthen our dealer network and build brand loyalty with dealers and customers; our ability to locate and complete strategic acquisitions that will complement our existing product lines, expand our geographic presence and strengthen our capabilities; our belief that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and nationwide presence, enable us to compete effectively; our belief that we do not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety regulations; our belief that the fall in prices of certain commodities during the first part of 2009 may lead to lower material costs in 2009; our belief that our product liability insurance will be adequate; our intention to pursue acquisitions and form strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our customer base and obtain other competitive advantages; our belief that the ultimate outcome of litigation arising in the ordinary course of business will not have a material adverse effect on our liquidity, financial condition or results of operations; our intention to continue to pay cash dividends; our ability to execute stated business and financial strategies in the future to better manage our Company; our belief that there are not any near-term catalysts that will improve the retail selling environment for our product; our belief that the weak selling environment and dealer inventory levels may require the Company to implement additional sales incentive programs designed to sell inventory; management’s belief that net sales and profits in 2009 will decline compared to 2008; management’s belief that advertising and consumer targeting efforts will benefit the boating industry and our Company and could result in increased advertising and other selling and general administrative expenses during 2009; our belief that the redesign of one of the Chaparral product lines for the 2009 model year will be very popular with dealers and consumers and that the success of this product should continue to enhance our sales and profits in future years; management’s belief that both the boating industry promotional advertising program and the Company’s new boat models will benefit Marine Products; management’s belief that the industry is projected to remain in a deep downturn throughout 2009; our belief that the Company will continue to experience the effect of reduced consumer demand for at least the remainder of 2009, which will adversely affect net sales, net income, operating margins, and cash flows; expectations about the amount of capital expenditures and contributions to our defined benefit plan during 2009 and the purpose of those capital expenditures; the adequacy of the Company’s capital resources; the amount and timing of future contractual obligations; judgments about the Company’s critical accounting policies; and the effect of various recent accounting pronouncements on the Company, its operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Marine Products Corporation to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. These risks involve the outcome of current and future litigation, the impact of interest rates, economic conditions, fuel costs and weather on our business, our dependence on a network of independent boat dealers, the possibility of defaults by our dealers in their obligations to third-party dealer floor plan lenders, and our reliance on third-party suppliers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 12 for a discussion of factors that may cause actual results to differ from our projections.

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

          Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, sport yacht and sport fishing markets. The Company sells its products to a network of 147 domestic and 46 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

          The Company manufactures Chaparral sterndrive and inboard-powered pleasure boats including SSi Sportboats, SSX Sportdecks, Sunesta Wide Tech™ and Xtreme boats, Signature Cruisers, Premiere Sport Yachts and Robalo outboard sport fishing boats. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2008] indicate that Chaparral is the fourth largest manufacturer of 18 to 35 foot sterndrive boats in the United States.

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

          Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an “unsinkable” hull. The Company believes that Robalo’s share of the outboard sport fishing boat market is approximately two percent.

Products

          Marine Products distinguishes itself by offering a wide range of products to the family recreational market and cruiser market through its Chaparral brand, and to the sport fishing market through its Robalo brand.

          The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral - SSi Sportboats	11	18′-28′	$22,000 - $148,000	Fiberglass bowriders and closed deck runabouts. Encompasses affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups.

Chaparral – SSX Sportdecks	3	24′-28′	$56,000 - $128,000	Fiberglass bowrider crossover sportboats that combine the ride of a sportboat and the usefulness of a deckboat. Marketed as high value runabouts for family groups.

Chaparral - Sunesta Wide Techs™ / Xtremes	7	22′-28′	$47,000 - $128,000
Fiberglass pleasure boats with a high-performance hull design and updated styling. Wide Tech™ is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout, the style of a sportboat and the roominess of a cruiser. Xtreme is marketed as a high-performance wakeboard/ski boat with technical features and styling that appeal to wakeboard and ski enthusiasts.

Chaparral - Signature Cruisers	7	25′-35′	$74,000 - $371,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Chaparral – Premiere Sport Yacht	1	42′	$615,000 - $635,000	High value, fiberglass sport yacht with Wide Tech™ Bow marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo - Sport Fishing Boats	10	22′-31′	$52,000 - $274,000	Sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen.

Manufacturing

          Marine Products’ manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. In 2008, the Company temporarily idled its plant located in Valdosta, Georgia in response to the decline in production during the current year in comparison to the prior year. Marine Products utilizes five different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. The Company’s manufacturing operations are ISO 9001: 2000 certified, which is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2000 surpasses previous ISO designations. Management believes Chaparral is the third largest sterndrive boat manufacturing brand to hold the ISO 9001: 2000 certification. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers. The manufacturing process begins with the design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

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

          Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer orders. Sterndrive engines are purchased through the American Boatbuilders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has an outboard engine supply contract with Yamaha. This engine supply arrangement was not negotiated through the ABA. In the event of a sudden interruption in the supply of engines from these suppliers, our sales and profitability could be negatively impacted. See “Business Strategies” below.

          Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel, copper and resins made from feedstocks. During the first six months of 2008, the price of these raw materials increased, adversely affecting our 2008 operating results. See “Inflation” below.

Sales and Distribution

          Sales are made through approximately 118 Chaparral dealers, 14 Robalo dealers, and 15 dealers that sell both brands located in markets throughout the United States. Dealers market directly to consumers at boat show exhibitions and in the dealers’ showrooms. Marine Products also has 46 international dealers. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ nine independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounts for more than 10 percent of sales.

          Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its international sales or risk related to foreign currency fluctuation. Marine Products believes international sales could produce additional sales growth, although the volume of sales to international dealers decreased in 2008 compared to 2007 due to global economic weakness. International sales are also affected by the value of the U.S. dollar relative to other currencies. International sales were 33.4 percent of total sales in 2008, 23.3 percent of total sales in 2007 and 18.0 percent of total sales in 2006.

          Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders, although in the third and fourth quarters of 2008, the frequency of order cancellations increased due to the increase in consumer uncertainty resulting from the deepening recession and the turmoil in the financial markets. The Company attempts to ensure that its dealers do not accept an excessive amount of inventory by monitoring their inventory levels, so these cancellations were a factor that influenced Marine Products’ decision to further reduce production during this time. Knowledge of inventory levels at the individual dealers facilitates production scheduling with very short lead times in order to maintain flexibility, in the event that adjustments need to be made to dealer shipments. In the past, Marine Products has been able to resell any boat for which the order has been cancelled, although the increase in order cancellations that occurred during the third and fourth quarters of 2008 caused Marine Products to decrease production to focus on reselling boats for which orders had been cancelled.

          Although some dealers finance their boat inventory with smaller regional financial institutions in local markets, the majority of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. Historically, and during most of 2008, there were at least two major floor plan financing institutions, although one of these institutions announced at the end of 2008 that it would cease floor plan lending to all unaffiliated dealers including those in the marine industry. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within 10 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders. In connection with the dealer’s floor plan financing arrangements with these qualified lending institutions, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “like new” condition. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain specified limits for the amounts of these repurchases. In early 2009 one lender has approached Marine Products with a request to raise this contractual repurchase limit. During 2008 this lender imposed additional borrowing costs not covered in the current contractual arrangement and Marine Products is presently negotiating with this lender regarding these and other issues regarding contract provisions which as presently written expire at the end of the 2009 model year. In the event that a dealer defaults under a credit line, the qualified lender may then invoke the manufacturers’ repurchase agreement with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. As of December 31, 2008, Marine Products’ aggregate remaining contractual obligation to repurchase boats under these floor plan financing programs described above was approximately $4.1 million. Unlike Marine Products’ obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer. See “Risk Factors” on page 11 for a discussion of the potential impact of the ongoing volatility and lack of liquidity in the financial markets which may impact Marine Products during 2009.

          Marine Products’ dealer sales incentive programs are variously designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2009 model year (which commenced July 1, 2008), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, inventory reduction rebates, and payment of floor plan financing interest charged by qualified floor plan providers to dealers generally through March 31, 2009. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and their particular lender.

          These various sales incentives and promotions have resulted in relatively level month-to-month production and sales. As a result of lower sales during 2008, we extended our 2008 winter promotions into the 2008 spring and summer selling seasons. Additionally we have significantly enhanced our incentives in 2009 and have extended the promotion to include prior year models. Similar sales incentive and promotion programs have been in effect during the past several years, and Marine Products expects to continue to offer these types of programs in the future.

          The sales order backlog was approximately 200 boats with estimated net sales of approximately $7.8 million as of December 31, 2008. This represents an approximate nine week backlog based on production levels at December 31, 2008. As of December 31, 2007, the sales order backlog was approximately 1,300 boats with estimated net sales of approximately $59 million. The decrease in the sales order backlog is the result of much lower dealer orders and much lower production levels compared to the prior year. Based on recent trends the Company continues to adjust its production levels downward to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

          A bow design known as the Wide TechTM was first used on the Chaparral Sunesta Wide Tech™ and Xtreme models for the 2008 model year, and was also used on the 400 Premiere Sport Yacht and the SSI Wide TechTM for the 2009 model year. The Wide TechTM bow design allows the models to have the Extended V-Plane hull, with the features and benefits that this hull design offers. In addition, the Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, this bow design allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. The Wide TechTM bow design may be incorporated on other Chaparral boat models in subsequent model years.

          In support of its new product development efforts, Marine Products incurred research and development costs of $1.8 million in 2008, $1.7 million in 2007, and $1.4 million in 2006.

Industry Overview

          For 2008, the recreational boating industry accounted for less than one percent of the United States gross domestic product. The recreational marine market is a mature market, with 2007 (latest data available to us) retail expenditures of approximately $37.5 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ free time with all other leisure activities, from computers and video games to other outdoor sports. One of the greatest obstacles to continued growth for the recreational boating industry is consumers’ diminishing leisure time.

          The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 59 million adults in the United States participated in recreational boating in 2007, an increase of 10.3 percent compared to the prior year. There are currently approximately 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.). Marine Products competes in the sterndrive and inboard boating category with its five lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats. More than 90 percent of the Company’s models are sterndrive boats.

          Industry sales of sterndrive boats in the United States during 2008 totaling 32,402 (source: Info-Link Technologies, Inc.) accounted for approximately 38 percent of the total new fiberglass powerboats sold that were between 18 and 35 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $1.8 billion, or an average retail price per boat of approximately $55,000. Management believes that the five largest states for boat sales are Florida, Texas, California, New York and North Carolina. Marine Products has dealers in each of these states.

          The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 18 to 35 feet, the primary market segment in which Marine Products competes, represented $4.1 billion in retail sales during 2008. The table below reflects the estimated sales within this segment by category for 2008 and 2007, ranked by 2008 retail sales (source: Info-Link Technologies, Inc.):

	2008		2007
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	32,402	$1.8	50,778	$2.8
Outboard Boats	39,148	1.5	56,967	2.2
Inboard Boats	9,653	0.7	13,434	1.0
Jet Boats	3,364	0.1	4,634	0.1
TOTAL	84,567	$4.1	125,813	$6.1

          Chaparral’s products are categorized as sterndrive and inboard boats and Robalo’s products are categorized as outboard boats.

          Although the recreational boat manufacturing market remains highly fragmented, Brunswick Corporation and Genmar Holdings, Inc. have acquired a number of recreational boat manufacturing operations. We estimate that the boat manufacturing industry includes over 130 sterndrive manufacturers and over 300 outboard boat manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2008 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a market share of approximately 54 percent. Chaparral’s market share in units during the period was 7.5 percent, which represents an increase of 0.3 percentage points compared to the 12 months ended December 31, 2007. This increase is attributable to Chaparral’s increasing market share of boats that are 21 to 35 feet in length, a size range in which Chaparral is the second largest manufacturer. We attribute this increase in market share of this segment to Chaparral’s long-term strategy of designing, building, and selling larger boats which carry higher average selling prices. This increase was offset by Chaparral’s declining market share in the sale of boats that are 18 to 20 feet in length, which we attribute to the strategy of certain manufacturers to manufacture smaller boats in offshore manufacturing facilities to sell in the domestic market at a lower price. Also, certain manufacturers have recently gained market share in smaller boats by selling through non-traditional retailers such as sporting good stores not located near a recreational waterway.

          Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing for our dealers and customers, weather, fuel prices, tax laws, demographics and consumers’ leisure time. Also, the value of residential and vacation real estate in strong boating states such as California and Florida influences recreational boat sales. In addition, inflation has had an impact on boat sales in recent years. As the cost of certain raw materials used in the manufacturing process has increased, the cost of boat ownership increases as well, which has prompted consumers either to buy a smaller boat or defer or forego their purchase. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

          Management believes Marine Products is well positioned to take advantage of the following conditions, which continue to characterize the industry:

●	labor-intensive manufacturing processes that remain largely unautomated;

●	increasingly strict environmental standards derived from governmental regulations and customer sensitivities;

●	a lack of focus on coordinated customer service and support by dealers and manufacturers;

●	a lack of financial strength among retail boat dealers, and at the present time, among third-party floor plan lenders; and

●	a high degree of fragmentation and competition among the more than 130 sterndrive and 300 outboard recreational boat manufacturers.

Business Strategies

          Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of sterndrive boats experienced a compound annual decline rate of approximately 21 percent between 2006 and 2008. During this time, Marine Products has experienced a compound annual decline rate of approximately 24 percent in the number of boats sold. Marine Products has historically grown its boat sales and net sales primarily through increasing market share and by expanding the number of models and product lines. Unit sales declined in 2008 partly due to industry conditions, but also because of Marine Products’ strategy of building larger boats with higher average selling prices. Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 5.9 percent in fiscal 1996 to 7.5 percent during the nine months ended September 30, 2008 (the most recent information provided to us by Statistical Surveys, Inc.). The Company continues to expand its product offerings in the outboard boat market, the largest boat market not previously served by the Company’s products, and by improvement of existing models and expansion into larger boats within its sterndrive and inboard offerings.

          During 2008 we reduced our production levels at various times in response to our concerns about dealer and consumer demand for products in our industry, which resulted from continued problems in the housing market, high fuel prices and concern regarding a general economic slowdown. At the end of 2008, our production levels were significantly lower than the levels during 2007.

          Marine Products’ operating strategy emphasizes innovative designs and manufacturing processes, by producing a high quality product while seeking to lower manufacturing costs through increased efficiencies in our facilities. In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third-party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 13 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

          Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 193 dealers located throughout the United States and internationally. Our strategy is to increase selectively the quantity of our dealers, and work to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. Marine Products intends to continue to strengthen its dealer network and build brand loyalty with both dealers and customers, although the Company’s efforts to do so during 2008 were adversely impacted by economic conditions affecting both Marine Products and its dealer network.

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

          According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales between 2006 and 2008. Several of these manufacturers are part of larger integrated boat building companies and are marked with asterisks. According to Statistical Surveys, Inc., the companies set forth below represent approximately 76 percent of all United States retail sterndrive boat registrations for the nine months ended September 30, 2008.

1.	Sea Ray*
2.	Bayliner*
3.	Tahoe
4.	Chaparral
5.	Glastron **
6.	Four Winns **
7.	Crownline
8.	Cobalt
9.	Stingray
10.	Larson**

          The outboard engine powered market has a large breadth and depth, accounting for approximately 46 percent of all boats sold during 2008. Robalo’s share of the outboard sport fishing boat market during the nine months ended September 30, 2008 was approximately two percent. Primary competitors for Robalo during 2008 included Sea-Pro (discontinued production as of July 2008) *, Grady-White, Key West, Pro-Line, Trophy*, Boston Whaler* and Hydra Sports**.

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

Employees

          As of December 31, 2008, Marine Products had approximately 400 employees (a reduction from 1,100 at December 31, 2007), of whom six were management and 39 administrative. In response to the significant decline in consumer demand for our products and lower production, the Company significantly reduced its work force during 2008 in an effort to align costs with lower sales.

          None of Marine Products’ employees are party to a collective bargaining agreement. Marine Products’ entire workforce is currently employed in the United States and Marine Products believes that its relations with its employees are good.

Proprietary Matters

          Marine Products owns a number of trademarks, trade names and patents that it believes are important to its business. Except for the Chaparral, Robalo and Wahoo! trademarks, however, Marine Products is not dependent upon any single trademark or trade name or group of trademarks or trade names. The Chaparral, Robalo and Wahoo! trademarks are currently registered in the United States. The current duration for such registration ranges from seven to 15 years but each registration may be renewed an unlimited number of times.

          Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2008, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

          During 2008 Chaparral was granted a design patent on its Wide Tech™ hull design by the U.S. Patent and Trademark Office. The patent has a term of 14 years, and protects the Wide Tech™ hull currently used on the Sunesta Wide Tech™ and Xtreme, 400 Premiere, and SSi Wide Tech™ from being used by other pleasure boat manufacturers. Marine Products believes that this patent is important to its business.

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

Inflation

          During 2007 and the first and second quarters of 2008 the Company experienced an increase in certain material and component costs. The Company responded to these cost increases in the beginning of this period by instituting price increases to its dealers for the 2008 model year which began on July 1, 2007. These price increases did not fully absorb the increased material costs during 2007 and therefore negatively impacted the Company’s gross margin. The Company did not attempt to institute a similar price increase for the 2009 model year which began on July 1, 2008, because of low dealer demand. During the third and fourth quarters of 2008, prices of many of these commodities fell dramatically. In the first part of 2009, the prices of some of these commodities have stabilized. This fall in prices may lead to lower materials costs in 2009. However, no assurance can be given that commodities prices will remain low, or at what prices they can be purchased in the future. Also, given low retail consumer demand for the Company’s products at the present time, no assurance can be given that the Company will be able to institute price increases to its dealers in the event that the prices of its raw materials and components increase in the future.

          New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise.

Availability of Filings

          Marine Products makes available free of charge on its website, www.marineproductscorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Economic Conditions, Unavailability of Credit and Consumer Confidence Levels Affect Marine Products’ Sales Because Marine Products’ Products are Purchased with Discretionary Income

          During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political or economic uncertainty, Marine Products will be negatively affected to the extent consumers forego or delay large discretionary purchases pending the resolution of those uncertainties. The current financial crisis may have long-term effects on consumer behavior with regard to pleasure boating as well. Current and potential future lower returns on financial assets may force consumers to delay retirement, or to choose more modest lifestyles when they do retire. In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller, less expensive boats. Tight lending and credit standards, such as those currently in use by lenders in the United States, can make loans for boats harder to secure, and such loans may carry unfavorable terms, which may force consumers to forgo boat purchases. These factors have also resulted in the past, and may continue to result in the future, in a reduction in the quality and number of dealers upon which Marine Products relies to sell its products.

Marine Products Indirectly Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

          Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. During the credit crisis and financial market volatility in late 2008, one large dealer floor plan lender announced that it was ceasing its lending operations, and another large dealer floor plan lender became very concerned about dealer inventory levels and dealer defaults on floor plan loans. These factors may reduce the availability of floor plan loans to our dealers, increase the cost of financing, or change the limits under which Marine Products or its subsidiaries are required to repurchase inventory in the event of a dealer default. Any of these developments would negatively impact Marine Products sales and profitability.

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

Marine Products’ Dependence on its Network of Independent Boat Dealers may Affect its Operating Results and Sales

          Virtually all of Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. The Company faces intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales. A deterioration in the number or quality of Marine Products’ network of independent boat dealers which occurred during 2008, has had and could continue to have a material adverse effect on its boat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its business plans.

          Although Marine Products’ management believes that the quality of its products and services in the recreational boating market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current sales levels. In addition, independent dealers in the recreational boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of Marine Products’ dealers in the future if the surviving entity in any such consolidation purchases similar products from a Marine Products competitor. During 2008, some boat dealers included within the Marine Products’ dealer network ceased operations and this trend may continue given the current adverse business environment in which boat dealers operate. See “Business Strategies” above.

Marine Products’ Financial Condition and Operating Results may be Adversely Affected by Boat Dealer Defaults

          The Company’s products are sold through dealers and the financial health of these dealers is critical to the Company’s continued success. The Company’s results can be negatively affected if a dealer defaults because Marine Products or its subsidiaries are required to repurchase inventory up to certain limits in the event of a dealer default.

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future.

          During 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales has on the Company’s operating results and cash flows. As the Company reduces its production, the Company experiences lower rates of absorption of its fixed costs and thus experiences lower profit margins. In addition, the Company’s ability to reduce its fixed costs is limited. A prolonged downturn in the Company’s sale of boats may have a larger adverse effect on Marine Products in future periods than occurred in 2008.

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

Because Marine Products Relies on Third-party Suppliers, Marine Products may be Unable to Obtain Adequate Raw Materials and Components

          Marine Products is dependent on third-party suppliers to provide raw materials and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the materials necessary to meet present production demands, there can be no assurance that these relationships will continue, that these suppliers will remain in operation given the extended business downturn in the recreational boating industry or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in construction materials or the inability of Marine Products’ management to purchase construction materials required to complete its growth and acquisition strategies could cause a reduction in Marine Products’ profit margins or reduce the number of powerboats Marine Products may be able to produce for sale.

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

Marine Products’ Ability to Attract and Retain Qualified Employees is Crucial to its Results of Operations and Future Growth

          Marine Products relies on the existence of an available hourly workforce to manufacture its products. As with many businesses, we are challenged at times to find qualified employees. There are no assurances that Marine Products will be able to attract and retain qualified employees to meet current and/or future growth needs.

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

          California recently adopted regulations setting emission standards affecting boat engines sold or, under certain circumstances, used in California. This regulation will increase the cost of boats subject to the regulation, which may either reduce the Company’s profitability or reduce sales. Emission standards of this type may be implemented nationwide by 2010.

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

Marine Products’ Reduction of its Dividends Payable on Common Shares may Reduce the Return on Investment in Marine Products’ Stock

          In January 2009, the Company reduced its cash dividend per common share from an annual rate of $0.26 per share to $0.04 per share, and the Company may in the future further reduce its dividend. The reduced dividend rate may adversely affect the stockholders’ return on investment in the Company’s shares.

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

          Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 73 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third-party from acquiring control of Marine Products at a premium.

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

The Insurance Companies that Insure a Number of Marine Products’ Marketable Securities have been Downgraded, Which may Cause Volatility in the Market Prices of our Marketable Securities

          Marine Products maintains a diversified portfolio of investment-grade municipal debt securities managed by a large, well-capitalized financial institution. A number of these securities are insured by large insurance companies. The credit ratings of these insurance companies have been downgraded over the past several years, which prompted rating agencies to downgrade the ratings of many of these securities, although all of these securities still have credit ratings that are within our investment policy guidelines. However, this uncertainty and these credit rating downgrades increase the volatility of the market prices of these marketable securities. The market prices of these securities may continue to be volatile during periods of uncertainty in the bond insurance industry.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Marine Products’ corporate offices are located in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $2,060 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30 day notice.

          Chaparral owns and maintains approximately 1,011,000 square feet of space utilized for manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. In addition, the Company leases 83,000 square feet of manufacturing space at the Robalo facility in Valdosta, Georgia, under a long-term arrangement expiring in 2014. During the fourth quarter of 2008, the Robalo facility was temporarily idled and production of these boats were moved to the Nashville facility. There are no plans or current intentions to dispose of the facilities in Valdosta, Georgia. The Company also leases 111,000 square feet of warehouse space in Nashville, Georgia under a long-term arrangement expiring in 2018. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 712,000, research and development — 67,200, warehousing — 294,500, office and other — 131,400.

Item 3. Legal Proceedings

          Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	77	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	64	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	66	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	72	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	48	2/28/01
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” At February 13, 2009, there were 36,902,490 shares of common stock outstanding.

          At the close of business on February 13, 2009, there were approximately 2,600 holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2008 and 2007 were as follows:

	2008			2007
Quarter	High	Low	Dividends	High	Low	Dividends
First	$9.23	$6.49	$0.065	$11.89	$9.10	$0.06
Second	8.53	6.56	0.065	9.79	7.68	0.06
Third	9.75	6.05	0.065	9.62	7.96	0.06
Fourth	8.65	3.58	0.065	9.13	6.45	0.06

          At the January 27, 2009 Board of Directors’ Meeting, the Board approved a decrease in the quarterly cash dividend per common share from $0.065 to $0.01. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

          In accordance with actions by the Company’s Board of Directors, an aggregate of 8,850,000 shares have been authorized for repurchase in connection with a stock buy back program announced in 2001, and subsequent increases to this program announced in 2005 and January 2008. These programs do not have predetermined expiration dates. A total of 4,925,157 shares have been repurchased in the open market under these programs as of December 31, 2008, including 76,500 shares during 2008. There were no shares repurchased during the fourth quarter of 2008. As of December 31, 2008, a total of 3,324,843 shares remain available for repurchase under these programs.

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

          The Russell 2000 is used because the Company became a component of the Russell 2000 in 2004, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2008 the components of the Russell 2000 had an average market capitalization of $887 million.

          The graph below assumes the value of $100.00 invested on December 31, 2003.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2008	2007	2006	2005	2004
Statement of Income Data:
Net sales	$175,622	$244,273	$261,378	$272,057	$252,418
Cost of goods sold	143,677	191,810	201,971	202,936	186,832
Gross profit	31,945	52,463	59,407	69,121	65,586
Selling, general and administrative expenses	23,146	30,228	32,474	33,557	29,810
Operating income	8,799	22,235	26,933	35,564	35,776
Interest income	2,420	2,590	2,502	1,330	590
Income before income taxes	11,219	24,825	29,435	36,894	36,366
Income tax provision	3,633	8,402	9,121	10,671	12,623
Net income	$7,586	$16,423	$20,314	$26,223	$23,743
Earnings per share:
Basic	$0.21	$0.44	$0.54	$0.69	$0.62
Diluted	$0.21	$0.43	$0.52	$0.65	$0.58
Dividends paid per share	$0.26	$0.24	$0.20	$0.16	$0.11
Other Financial and Operating Data:
Gross profit margin percent	18.2%	21.5%	22.7%	25.4%	26.0%
Operating margin percent	5.0%	9.1%	10.3%	13.1%	14.2%
Net cash provided by operating activities	$14,045	$16,431	$23,997	$19,366	$29,405
Net cash (used for) provided by investing activities	(2,255)	(41,391)	1,351	(2,023)	(1,924)
Net cash used for financing activities	(10,401)	(26,263)	(8,494)	(26,356)	(7,110)
Capital expenditures	$329	$1,263	$1,667	$1,118	$2,838
Employees at end of year	441	1,073	1,089	1,065	1,187
Factory and administrative space at end of year (square ft.)	1,205	1,205	1,149	1,149	1,146
Balance Sheet Data at end of year:
Cash and cash equivalents	$4,622	$3,233	$54,456	$37,602	$46,615
Marketable securities — current	8,799	8,870	652	1,323	132
Marketable securities — non-current	37,953	36,087	3,715	5,893	6,202
Inventories	22,453	33,159	29,556	26,856	25,869
Working capital	32,992	36,113	76,506	61,341	61,989
Property, plant and equipment, net	14,579	15,944	16,641	17,252	18,362
Total assets	110,293	118,726	124,179	108,805	109,734
Total stockholders’ equity	$90,789	$93,757	$101,401	$87,688	$87,372

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion is based upon and should be read in conjunction with “Selected Financial Data” and “Financial Statements and Supplementary Data.” See also “Forward-Looking Statements” on page 2.

Overview

          Marine Products, through our wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets. Most of these dealers finance their inventory through third-party floor plan lenders, who pay Marine Products upon delivery of the products to the dealers.

          We manage our Company by focusing on the execution of the following business and financial strategies:

●	Manufacturing high-quality, stylish, and innovative powerboats for our dealers and retail customers,

●
Providing our independent dealer network appropriate incentives, training, and other support to enhance their success and their customers’ satisfaction, thereby facilitating their continued relationship with us,

●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a further downturn in sales of our products,

●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,

●	Focusing on the competitive nature of the boating business and designing our products and strategies in order to grow and maintain profitable market share,

●	Monitoring the activities and financial condition of the third-party floor plan lenders who finance our dealers’ inventories and of our dealers,

●
Maximizing shareholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to shareholders, and the repurchase of the Company’s common stock on the open market, and

●	Aligning the interests of our management and shareholders.

          In implementing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions. We also consider trends related to certain key financial and other data, including our market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies. Marine Products’ financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

          During 2008, the industry continued the trend of lower wholesale and retail sales that began in the fourth quarter of 2005. High fuel prices and the problems in the residential mortgage market which came to light in 2007 continue to impact both consumer confidence as a whole, as well as consumer spending decisions in popular boating areas such as Florida and Southern California. In addition, the financial crisis which intensified in late 2008 reduced the availability of floor plan credit for our dealers, which in turn reduced their capacity to accept deliveries of new products from us. The Company does not believe that there are any near-term catalysts which will improve the retail selling environment for our products, and as a result, we have continued to reduce production in order to manage dealer inventory levels. These factors, along with order cancellations resulting from a continued weak retail selling environment and the repurchase obligations resulting from dealer defaults during the fourth quarter, have required us to consolidate several plants in the fourth quarter, reduce production further from third quarter 2008 levels, and undertake additional workforce reductions. In addition, the weak selling environment and dealer inventory levels may require us to implement additional sales incentive programs designed to sell inventory and to further reduce production levels. Management will continue to monitor the risk of additional dealer defaults and resulting repurchase obligations.

          We monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2008 (latest data available to us), Chaparral’s market share in the 18 to 35 foot sterndrive category was 7.5 percent, an increase from our market share in the same category for the twelve months ended December 31, 2007 of 7.2 percent. This increase was concentrated in the larger 21 to 35 foot size boats in our market. We believe this was the result of two factors: the execution of our stated strategy of selling larger, more profitable boats, and the strategy of certain of our competitors, who have built and sold a large number of entry-level smaller boats which are constructed in offshore manufacturing plants with lower cost labor. Although we will continue to monitor our market share and believe it to be important, we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

          Management believes that net sales and profits in 2009 will decline compared to 2008. This belief is based on lower attendance levels and sales during the first part of the 2009 winter boat show season compared to the same period in 2008, as well as the status of dealer inventories and backlog as of the end of 2008. In addition, management believes that consumers continue to be concerned with the weak global economy. The financial crisis, which intensified in the second half of 2008, has also reduced the availability of credit from third-party floor plan lenders who provide inventory financing to the vast majority of our dealers. Also, the prolonged drought in several of Marine Products’ major Southeastern markets has reduced or eliminated recreational boaters’ access to docks and boat ramps, and has made certain waterways unusable. Boat show attendance has historically been positively correlated with retail boat sales later in the selling season because consumers attend shows due to their interest in recreational boating and make initial purchasing decisions at a boat show exhibition. However, there can be no assurance that this relationship will continue in 2009 or subsequent years. Pleasure boating is a discretionary consumer activity, and can be negatively impacted by many factors; therefore, an increase in interest rates, a decline in the availability of consumer credit, high fuel costs, and further declines in consumer confidence could have an additional negative impact on net sales and profits. The current financial crisis may have long-term effects on consumer behavior with regard to pleasure boating as well. Current and potential future lower returns on financial assets may force consumers to delay retirement, or to choose more modest lifestyles when they do retire. In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller, less expensive boats. Over the past several years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry began a promotional program several years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, are participating in this program. Management believes that these efforts will benefit the industry and Marine Products. As in past years, Marine Products enhanced the design of a number of its product lines for the 2009 model year which began on July 1, 2008. Also for this model year, Chaparral introduced a 42-foot sport yacht. This model, as well as one of the redesigned product lines from the 2008 model year, received important industry recognitions during 2008. The success of these products should enhance Marine Products sales and operating results in future years. Management believes that both the boating industry promotional advertising program and the Company’s new boat models will benefit Marine Products, although the industry is projected to remain in a deep downturn throughout 2009.

          Our financial results in 2009 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials. We anticipate that the Company will continue to experience the effect of reduced consumer demand for at least the remainder of 2009, which will adversely affect net sales, net income, operating margins and cash flows.

Results of Operations

	Years ended December 31,
($’s in thousands)	2008	2007	2006
Total number of boats sold	3,590	5,444	6,245
Average gross selling price per boat	$46.6	$43.4	$41.1
Net sales	$175,622	$244,273	$261,378
Percentage of gross profit to net sales	18.2%	21.5%	22.7%
Percentage of selling, general and administrative expense to net sales	13.2%	12.4%	12.4%
Operating income	$8,799	$22,235	$26,933
Warranty expense	$3,191	$4,958	$6,714

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

          Net Sales. Marine Products’ net sales decreased by $68.7 million or 28.1 percent in 2008 compared to 2007. The decrease was primarily due to a 34.1 percent decrease in the number of boats sold, partially offset by a 7.4 percent increase in the average gross selling price per boat. The increase in average gross selling price per boat was due primarily to relatively higher sales of the redesigned Sunesta product line, which also carried higher average selling prices. Also contributing to the increase were sales of Chaparral’s new Premiere 400 Sport Yacht during the fourth quarter of 2008.

          Cost of Goods Sold. Cost of goods sold decreased 25.1 percent in 2008 compared to 2007, less than the decrease in net sales. As a percentage of net sales, cost of goods sold increased in 2008 compared to 2007, primarily due to cost inefficiencies resulting from lower production volumes and to a lesser extent higher dealer discounts and retail incentives.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 23.4 percent in 2008 compared to 2007 as a result of costs, including incentive compensation and warranty expense, that vary with the level of Company sales and profitability. Warranty expense decreased in 2008 due to lower sales. Warranty expense was 1.8 percent of net sales in 2008 and 2.0 percent of net sales in 2007. These decreases were offset by costs totaling $0.5 million associated with the repurchase of dealer inventory in accordance with agreements with third-party floor plan lenders.

          Interest Income. Interest income was $2.4 million in 2008 compared to $2.6 million in 2007. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations.

          Income Tax Provision. The effective tax rate in 2008 was 32.4 percent compared to 33.8 percent in 2007

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

Liquidity and Capital Resources

Cash and Cash Flows

          The Company’s cash and cash equivalents were $4.6 million at December 31, 2008, $3.2 million at December 31, 2007, and $54.5 million at December 31, 2006. In addition, the aggregate of short-term and long-term marketable securities were $46.8 million at December 31, 2008, $45.0 million at December 31, 2007 and $4.4 million at December 31, 2006. During 2007 the Company changed its investment strategy towards investments with original maturities greater than three months.

          The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2008	2007	2006
Net cash provided by operating activities	$14,045	$16,431	$23,997
Net cash (used for) provided by investing activities	(2,255)	(41,391)	1,351
Net cash used for financing activities	$(10,401)	$(26,263)	$(8,494)

     2008

          Cash provided by operating activities decreased by $2.4 million in 2008 compared to 2007 as a result of lower net income and a decrease in working capital requirements for inventory consistent with lower sales in 2008 compared to 2007 partially offset by the timing of receipts and payments.

          Cash used for investing activities decreased $39.1 million in 2008 compared to 2007, resulting primarily from lower purchases of marketable securities in 2008 compared to 2007. Cash used for investing activities in 2007 was comprised of $40.1 million in net purchases of marketable securities as a result of a new investment strategy and $1.3 million in capital expenditures.

          Cash used for financing activities decreased $15.9 million in 2008 compared to 2007 due primarily to a decrease of $16.6 million in cash used to purchase the Company’s common stock in the open market.

     2007

          Cash provided by operating activities decreased by $7.6 million in 2007 compared to 2006 as a result of lower net income and an increase in working capital requirements. Inventories increased as prices for raw materials increased and components were added for new models and also due to timing of boat shipments.

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

Cash Requirements

          Management expects that capital expenditures during 2009 will be approximately $0.4 million for enhancements to certain manufacturing plants.

          We currently expect that no additional contributions to the defined benefit pension plan will be required in 2009 to achieve the Company’s funding objective.

          Based on the shares outstanding on December 31, 2008, the aggregate annual dividends to be paid at the current annual dividend rate of $0.04 per common share would be approximately $1.5 million. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

          The Company has an agreement with two employees, which provides for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

          On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company can repurchase, increasing the number of shares available for repurchase. The Company has purchased a total of 4,925,157 shares in the open market as of December 31, 2008. As of December 31, 2008, there are 3,324,843 shares that remain available for repurchase.

          The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. During the fourth quarter of 2008, the Company became obligated to repurchase inventory of $2.6 million as a result of dealer defaults. At December 31, 2008, there is $2.4 million that remains payable to floor plan lenders. As a result of a deepened recession and continued turmoil in the financial markets, additional dealers could experience financial difficulty. In the event that a dealer is unable to meet their obligations to third-party floor plan lenders, MPC may become contractually obligated to repurchase boats for up to the remaining aggregate obligation of $4.1 million as of December 31, 2008. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

          The Company believes that the liquidity provided by its existing cash and cash equivalents, marketable securities, and cash generated from operations will provide sufficient capital to meet its requirements for at least the next twelve months.

Contractual Obligations

          The following table summarizes the Company’s contractual obligations as of December 31, 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	275,455	—	—	—	275,455
Operating leases (1)	1,480,825	150,282	311,736	304,435	714,372
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	2,378,000	2,378,000	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$4,134,280	$2,528,282	$311,736	$304,435	$989,827

(1)	Operating leases represent agreements for warehouse space and various office equipment.

(2)
As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.

(3)
The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in inventory. During the fourth quarter of 2008, MPC became obligated to repurchase inventory of approximately $2.6 million as a result of dealer defaults. As of December 31, 2008, the balance outstanding for these repurchases is approximately $2.4 million which is expected to be paid within one year.

          Additionally, the Company had approximately $0.2 million of recorded FIN 48 liabilities and related interest and penalties as of December 31, 2008. Management is unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters.

Off Balance Sheet Arrangements

          To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. During the fourth quarter of 2008, MPC became contractually obligated to repurchase inventory of approximately $2.6 million as a result of dealer defaults of which $2.4 million is payable as of December 31, 2008. As of December 31, 2008, the Company has an aggregate remaining repurchase obligation to lenders of $4.1 million. The Company’s remaining obligation relating to a maximum of $1.4 million of this total expire one year after the July 1, 2008 effective date of these agreements and may reset to a maximum of $4.0 million for one additional year thereafter. Our remaining obligation related to the remaining $2.7 million of this total as of December 31, 2008 varies based on dealer floor plan debt outstanding, declines over time based on the age of the inventory, and remains in force for periods ranging up to 24 months from the end of the fourth quarter of 2008. The Company records an estimate of the fair value of the remaining guarantee liability at the end of each reporting period.

          As mentioned earlier, the Company recorded the repurchase of inventory totaling approximately $2.6 million resulting from defaults by two dealers. At December 31, 2008, there is $2.4 million that remains payable to floor plan lenders and is recorded in accrued expenses. During the fourth quarter of 2008, the Company redistributed $0.6 million of these boats among existing and replacement dealers. The remaining repurchased boats are included in inventory as of December 31, 2008 and are recorded at a net realizable value of $1.9 million. The Company recorded approximately $0.3 million for costs associated with these repurchases including a reserve for estimated transportation costs and the write down of repurchased inventory to net realizable value. There are additional dealers experiencing financial difficulty as a result of the current market conditions and the Company may under current contractual terms repurchase additional dealer inventory totaling up to $4.1 million. The Company re-evaluated the fair value of the remaining guarantee liability under the foregoing circumstances and recorded a liability of approximately $0.2 million as of December 31, 2008. Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and will adjust the guarantee liability accordingly. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

          Historically, and during most of 2008, there were at least two major marine dealer floor-plan financing institutions. At the end of 2008, one of these institutions announced that it would cease floor plan lending to all unaffiliated dealers including those in the marine industry. In early 2009 one lender has approached Marine Products with a request to raise the contractual repurchase limit. During 2008 this lender imposed additional borrowing costs not covered in the current contractual arrangement and Marine Products is presently negotiating with this lender regarding these and other issues regarding contract provisions which expire at the end of the 2009 model year.

Related Party Transactions

          In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

          The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $842,000 in 2008, $957,000 in 2007, and $739,000 in 2006. The Company’s liability to RPC for these services as of December 31, 2008 and 2007 was approximately $70,000 and $223,000. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

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

          Sales recognition - The Company sells its boats through its network of independent dealers. Sales orders used to plan production are firm indications of interest from dealers and are cancelable at any time, although historically very few orders are cancelled after they have been placed. The Company recognizes sales when all the following conditions are met: (1) a fully executed sales agreement exists, (2) the price of the boat is established, (3) the dealer takes delivery of the boat, and (4) collectibility of the sales price is reasonably assured.

          Sales incentives and discounts - The Company records incentives as a reduction of sales. Using historical trends, adjusted for current changes, the Company estimates the amount of incentives that will be paid in the future on boats sold and accrues an estimated liability. The Company offers various incentives that promote sales to dealers, and to a lesser extent, retail customers. These incentives are designed to encourage timely replenishment of dealer inventories after peak selling seasons, stabilize manufacturing volumes throughout the year, and improve production model mix. The dealer incentive programs are a combination of annual volume commitment discounts, and additional discounts at time of invoice for those dealers who do not finance their inventory through specified floor plan financing agreements. The annual dealer volume discounts are primarily based on July 1 through June 30 model year purchases. In addition, the Company offers at various times other time-specific or model-specific incentives. The retail incentive programs have historically been used during off-peak selling seasons in addition to the winter boat exhibition shows.

          The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total incentives as a percentage of gross sales were 13.3 percent in 2008, 13.1 percent in 2007, and 13.3 percent in 2006. A 0.25 percentage point change in incentives as a percentage of gross sales during 2008 would have increased or decreased net sales, gross margin and operating income by approximately $0.4 million.

          Warranty costs -The Company records as part of selling, general and administrative expense an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.8 percent in 2008, 2.0 percent in 2007, and 2.6 percent in 2006. Warranty expense as a percentage of net sales decreased in 2008 compared to 2007 because of favorable trends in claims during 2008. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2008 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.2 million.

          Income taxes - The effective income tax rates were 32.4 percent in 2008, 33.8 percent in 2007, and 30.9 percent in 2006. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Impact of Recent Accounting Pronouncements

          In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FASB issued the FSP, which amends FASB Statement 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, in order to provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. Disclosures are designed to provide an understanding of how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in FASB Statement 157, Fair Value Measurements) on changes in plan assets for the period; and significant concentrations of risk within plan assets The disclosures about plan assets required by this FSP are required to be provided for fiscal years ending after December 15, 2009, with the provisions of this FSP not required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

          In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP stipulates that determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment when evaluating individual transactions or broker quotes which are some of the sources of the fair value measurement. In addition, FSP FAS 157-3 states that if an entity uses its own assumptions to determine fair value, it must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 in the third quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

          In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No.(FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further this FSP clarifies the FASB’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The Company has adopted the provisions of this FSP for the year ended December 31, 2008. Refer to “Off Balance Sheet Arrangements” on page 24 for information regarding the status of the payment/performance risk of the guarantees.

          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and does not expect the adoption of this accounting guidance to have a material effect on its consolidated financial statements or EPS.

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

          In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement became effective on November 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged. The Company does not have any derivative instruments nor is it currently involved in hedging activities and therefore adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

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

          Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          Marine Products holds no derivative financial instruments which could expose Marine Products to significant market risk. Marine Products maintains an investment portfolio, comprised primarily of municipal debt securities, which are subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products’ portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2008.

          The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2008, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell	Ben M. Palmer
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Atlanta, Georgia
March 3, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Marine Products Corporation

We have audited Marine Products Corporation’s (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 3, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 3, 2009

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 7 to the consolidated financial statements, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” during 2007. As described in Note 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 3, 2009

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)

December 31,	2008	2007
ASSETS
Cash and cash equivalents	$4,622	$3,233
Marketable securities	8,799	8,870
Accounts receivable, net	5,575	3,540
Inventories	22,453	33,159
Income taxes receivable	2,464	1,321
Deferred income taxes	1,116	2,746
Prepaid expenses and other current assets	1,681	2,159
Current assets	46,710	55,028
Property, plant and equipment, net	14,579	15,944
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	37,953	36,087
Deferred income taxes	2,934	1,098
Other assets	4,344	6,796
Total assets	110,293	$118,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,437	$4,621
Accrued expenses and other liabilities	12,281	14,294
Current liabilities	13,718	18,915
Pension liabilities	5,285	5,572
Other long-term liabilities	501	482
Total liabilities	19,504	24,969
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 36,425,449 shares in 2008, 36,017,736 shares in 2007	3,643	3,602
Capital in excess of par value	—	—
Retained earnings	88,535	90,105
Accumulated other comprehensive (loss) income	(1,389)	50
Total stockholders’ equity	90,789	93,757
Total liabilities and stockholders’ equity	$110,293	$118,726

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)

Years ended December 31,	2008	2007	2006
Net sales	$175,622	$244,273	$261,378
Cost of goods sold	143,677	191,810	201,971
Gross profit	31,945	52,463	59,407
Selling, general and administrative expenses	23,146	30,228	32,474
Operating income	8,799	22,235	26,933
Interest income	2,420	2,590	2,502
Income before income taxes	11,219	24,825	29,435
Income tax provision	3,633	8,402	9,121
Net income	$7,586	$16,423	$20,314
EARNINGS PER SHARE
Basic	$0.21	$0.44	$0.54
Diluted	0.21	$0.43	$0.52
Dividends paid per share	$0.26	$0.24	$0.20

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)

Three Years Ended December 31, 2008	Comprehensive Income	Common Stock Shares Amount		Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005		37,698	$3,770	$16,364	$72,192	$(3,540)	$(1,098)	$87,688
Stock issued for stock incentive plans, net		381	38	434	—	—	—	472
Stock purchased and retired		(171)	(17)	(1,615)	—	—	—	(1,632)
Net income	$20,314	—	—	—	20,314	—	—	20,314
Minimum pension liability adjustment, net of taxes	344	—	—	—	—	—	344	344
Unrealized gain on securities, net of taxes and reclassification adjustments	36	—	—	—	—	—	36	36
Comprehensive income	$20,694
Dividends declared		—	—	—	(7,631)	—	—	(7,631)
Stock-based compensation		—	—	1,514	—	—	—	1,514
Excess tax benefits for share-based payments		—	—	296	—	—	—	296
Adoption of SFAS 123(R)		—	—	(3,540)	—	3,540	—	—
Balance, December 31, 2006		37,908	3,791	13,453	84,875	—	(718)	101,401
Stock issued for stock incentive plans, net		407	41	286	—	—	—	327
Stock purchased and retired		(2,297)	(230)	(15,694)	(2,182)	—	—	(18,106)
Net income	$16,423	—	—	—	16,423	—	—	16,423
Pension adjustment, net of taxes	476	—	—	—	—	—	476	476
Unrealized gain on securities, net of taxes and reclassification adjustments	292	—	—	—	—	—	292	292
Comprehensive income	$17,191
Dividends declared		—	—	—	(9,011)	—	—	(9,011)
Stock-based compensation		—	—	1,524	—	—	—	1,524
Excess tax benefits for share-based payments		—	—	431	—	—	—	431
Balance, December 31, 2007		36,018	$3,602	$—	$90,105	$—	$50	$93,757
Stock issued for stock incentive plans, net		862	87	1,949	—	—	—	2,036
Stock purchased and retired		(455)	(46)	(4,011)	286	—	—	(3,771)
Net income	$7,586	—	—	—	7,586	—	—	7,586
Pension adjustment, net of taxes	(1,345)	—	—	—	—	—	(1,345)	(1,345)
Unrealized loss on securities, net of taxes and reclassification adjustments	(94)	—	—	—	—	—	(94)	(94)
Comprehensive income	$6,147
Dividends declared		—	—	—	(9,442)	—	—	(9,442)
Stock-based compensation		—	—	1,440	—	—	—	1,440
Excess tax benefits for share-based payments		—	—	622	—	—	—	622
Balance, December 31, 2008		36,425	$3,643	$—	$88,535	$—	$(1,389)	$90,789

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)

Years ended December 31,	2008	2007	2006
OPERATING ACTIVITIES
Net income	$7,586	$16,423	$20,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,694	1,950	2,130
Gain on sale of equipment and property	(14)	—	—
Stock-based compensation expense	1,440	1,524	1,514
Excess tax benefits for share-based payments	(622)	(431)	(296)
Deferred income tax provision (benefit)	431	331	(737)
(Increase) decrease in assets:
Accounts receivable	(2,035)	(560)	682
Inventories	10,706	(3,603)	(2,700)
Prepaid expenses and other current assets	478	(286)	(530)
Income taxes receivable	(521)	(56)	1,990
Other non-current assets	1,286	(1,052)	(603)
Increase (decrease) in liabilities:
Accounts payable	(3,184)	1,166	(6)
Other accrued expenses	(2,013)	660	2,043
Other long-term liabilities	(1,187)	365	196
Net cash provided by operating activities	14,045	16,431	23,997
INVESTING ACTIVITIES
Capital expenditures	(329)	(1,263)	(1,667)
Proceeds from sale of assets	14	10	113
Sales and maturities of marketable securities	46,024	32,437	8,829
Purchases of marketable securities	(47,964)	(72,575)	(5,924)
Net cash (used for) provided by investing activities	(2,255)	(41,391)	1,351
FINANCING ACTIVITIES
Payment of dividends	(9,442)	(9,011)	(7,631)
Cash paid for common stock purchased and retired	(1,619)	(17,818)	(1,337)
Excess tax benefits for share-based payments	622	431	296
Proceeds received upon exercise of stock options	38	135	178
Net cash used for financing activities	(10,401)	(26,263)	(8,494)
Net increase (decrease) in cash and cash equivalents	1,389	(51,223)	16,854
Cash and cash equivalents at beginning of year	3,233	54,456	37,602
Cash and cash equivalents at end of year	$4,622	$3,233	$54,456

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

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

          The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. Net sales from the Company’s international dealers were approximately $59,000,000 in 2008, $57,000,000 in 2007, and $47,000,000 in 2006.

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

          Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2008, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

          Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value or retained earnings if capital in excess of par value is eliminated.

          Dividend — The Board of Directors, at their quarterly meeting on January 27, 2009, declared a quarterly dividend of $0.01 per common share payable March 10, 2009 to stockholders of record at the close of business on February 10, 2009.

          Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of sales incentives and discounts, warranty costs, costs associated with repurchase obligations and income taxes.

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          Shipping and Handling Charges — The shipping and handling of the Company’s products to dealers is handled through a combination of third-party marine transporters and a company owned fleet of delivery trucks. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations; the related costs incurred by the Company are included in cost of goods sold.

          Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2008 and 2007, the Company had approximately $297,000 and $524,000 in prepaid expenses related to the unamortized product brochure costs. Advertising expenses totaled approximately $2,421,000 in 2008, $2,490,000 in 2007, and $2,789,000 in 2006.

          Sales Incentives and Discounts — Sales incentives including dealer discounts and retail sales promotions are provided for and recorded as a reduction in sales for the period in which the related sales are recorded. The Company records the estimated cost of these incentives at the later of the recognition of the related sales or the announcement of a promotional program.

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

          Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Realized gains (losses) on marketable securities totaled $425,000 in 2008, $51,000 in 2007, and $(36,000) in 2006. Of the total gains (losses) realized, reclassification from other comprehensive income totaled approximately $425,000 in 2008, $(35,000) in 2007, and $(25,000) in 2006. The fair value and the unrealized gains (losses) of the available-for-sale securities are as follows:

December 31,	2008		2007
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Municipal Obligations	$46,752,000	$260,000	$44,957,000	$405,000

Municipal obligations consist primarily of municipal notes rated A1/P1 or higher. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2009 and 2013.

          Accounts Receivable — The majority of the Company’s accounts receivable are due from dealers located in markets throughout the Unites States. Most of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately 10 business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          Inventories — Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Market value is determined based on replacement cost for raw materials and net realizable value for work in process and finished goods.

          Property, Plant and Equipment — Property, plant and equipment is carried at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the assets. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized while expenditures for routine maintenance and repairs are expensed as incurred. Depreciation expense on operating equipment used in production is included in cost of goods sold in the accompanying consolidated statements of operations. All other depreciation is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Property, plant and equipment are reviewed for impairment when indicators of impairment exist.

          Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2008 and 2007. Goodwill is reviewed annually for impairment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In reviewing goodwill for impairment, potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2008, 2007 or 2006.

          Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See “NOTE 10: EMPLOYEE BENEFIT PLANS” for further information regarding these securities.

          Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2008 and 2007 is as follows:

(in thousands)	2008	2007
Balance at beginning of year	$4,768	$5,337
Less: Payments made during the year	(4,392)	(5,527)
Add: Warranty provision for the current year	3,348	4,719
Changes to warranty provision for prior years	(157)	239
Balance at end of year	$3,567	$4,768

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

          Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,759,000 in 2008, $1,746,000 in 2007, and $1,439,000 in 2006.

          Repurchase obligations — The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company estimates and accrues potential losses related to the repurchase obligation exposure.

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
Years ended December 31, 2008, 2007 and 2006

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

	2008	2007	2006
Basic	35,786,292	37,147,567	37,338,724
Dilutive effect of stock options and restricted shares	658,119	1,141,994	1,639,582
Diluted	36,444,411	38,289,561	38,978,306

          Further note that certain stock options as shown below were excluded from the computation of the dilutive effect of stock options and restricted shares because the effect of their inclusion would be anti-dilutive to earnings per share:

(in thousands)	2008	2007	2006
Stock options	45	48	50

          Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are classified as available-for-sale securities with the exception of securities held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. The fair value of these securities is based upon quoted market prices.

          Concentration of Suppliers — The Company purchases a significant number of its sterndrive engines from only two available suppliers. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

          New Accounting Standards — In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FASB issued the FSP, which amends FASB Statement 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, in order to provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. Disclosures are designed to provide an understanding of how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in FASB Statement 157, Fair Value Measurements) on changes in plan assets for the period; and significant concentrations of risk within plan assets The disclosures about plan assets required by this FSP are required to be provided for fiscal years ending after December 15, 2009, with the provisions of this FSP not required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

          In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP stipulates that determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment when evaluating individual transactions or broker quotes which are some of the sources of the fair value measurement. In addition, FSP FAS 157-3 states that if an entity uses its own assumptions to determine fair value, it must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 in the third quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No.(FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The Company has adopted the provisions of this FSP for the year ended December 31, 2008. Refer “NOTE 9: COMMITMENT AND CONTINGENCIES” for information regarding the status of the payment/performance risk of the guarantees.

          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and does not expect the adoption of this accounting guidance to have a material effect on its consolidated financial statements or EPS.

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

          In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement became effective on November 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged. The Company does not have any derivative instruments nor is currently involved in hedging activities and therefore adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

NOTE 2: ACCOUNTS RECEIVABLE

          Accounts receivable consist of the following:

December 31,	2008	2007
(in thousands)
Trade receivables	$5,499	$3,036
Other	114	545
Total	5,613	3,581
Less: Allowance for doubtful accounts	(38)	(41)
Net accounts receivable	$5,575	$3,540

          Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to ”floor-plan financing” programs with qualified lenders. Other receivables consist primarily of amounts due from vendors for co-op advertising and rebates on engine purchases.

          Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 60 of this report.

NOTE 3: INVENTORIES

          Inventories consist of the following:

December 31,	2008	2007
(in thousands)
Raw materials	$11,052	$14,001
Work in process	5,095	10,830
Finished goods	6,306	8,328
Total inventories	$22,453	$33,159

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

December 31,	Estimated Useful Lives	2008	2007
(in thousands)
Land	N/A	$657	$657
Buildings	20-39	16,912	16,882
Operating equipment and property	3-15	9,483	9,266
Furniture and fixtures	5-7	1,686	1,671
Vehicles	3-5	6,183	6,139
Gross property, plant and equipment		34,921	34,615
Less: accumulated depreciation		(20,342)	(18,671)
Net property, plant and equipment		$14,579	$15,944

          Depreciation expense was $1,694,000 in 2008, $1,950,000 in 2007, and $2,130,000 in 2006.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

NOTE 5: RELATED PARTY TRANSACTIONS

          In conjunction with its spin-off from RPC, Inc. (“RPC”) in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

          The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $842,000 in 2008, $957,000 in 2007, and $739,000 in 2006. The Company’s liability to RPC for these services as of December 31, 2008 and 2007 was approximately $70,000 and $223,000. The Company’s directors are also directors of RPC and all of the executive officers with the exception of one director are employees of both the Company and RPC.

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

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

          Accrued expenses and other liabilities consist of the following:

December 31,	2008	2007
(in thousands)
Accrued payroll and related expenses	$1,031	$2,182
Accrued sales incentives and discounts	2,937	4,374
Accrued warranty costs	3,567	4,768
Deferred revenue	1,604	2,283
Due to floor plan lenders for repurchased boats	2,378	—
Other	764	687
Total accrued expenses and other liabilities	$12,281	$14,294

NOTE 7: INCOME TAXES

          The following table lists the components of the provision for income taxes:

Years ended December 31,	2008	2007	2006
(in thousands)
Current provision:
Federal	$3,109	$7,806	$9,549
State	93	265	309
Deferred provision (benefit):
Federal	477	309	(778)
State	(46)	22	41
Total income tax provision	$3,633	$8,402	$9,121

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	0.7	0.6
Tax-exempt interest	(7.0)	(2.0)	—
Tax-exempt (gain) loss on SERP assets	5.5	(0.1)	(0.3)
ETI benefit	—	—	(0.5)
Manufacturing deduction	(1.2)	(2.2)	(1.0)
Change in state credits	(2.2)	(5.8)	(4.3)
Change in valuation allowance	1.3	5.8	4.3
Other	0.3	2.4	(2.9)
Effective tax rate	32.4%	33.8%	30.9%

          Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2008	2007
(in thousands)
Deferred tax assets:
Warranty costs	$1,266	$1,692
Sales incentives and discounts	579	811
Stock-based compensation	763	630
Pension	1,891	1,474
All others	298	321
State credits	5,032	4,790
Valuation Allowance	(4,935)	(4,790)
Total deferred tax assets	4,894	4,928
Deferred tax liabilities:
Depreciation and amortization expense	(844)	(1,084)
Net deferred tax assets	$4,050	$3,844

          Total income tax payments, net of refunds, were $3,714,000 in 2008, $7,718,000 in 2007, and $7,985,000 in 2006. The Company includes a valuation allowance against certain state credits based on an examination of these deferred tax assets and the expectation that they will not be realized based on future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies.

          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. As of the adoption date the Company had gross tax affected unrecognized tax benefits of $659,000, all of which, if recognized, would have affected the Company’s effective tax rate. As of December 31, 2008 the Company had remaining gross tax affected unrecognized benefits of $173,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2008 and 2007 are as follows:

(in thousands)	2008	2007
Balance at the beginning of the year	$175	$659
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	3	7
Reductions for tax positions of prior years	(5)	(491)
Balance at the end of the year	$173	$175

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

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

          The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2008 and 2007.

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

          Accumulated other comprehensive (loss) income consists of the following:

	Pension Adjustment	Unrealized Gain (Loss) on Securities	Total
(in thousands)
Balance at December 31, 2006	$(687)	$(31)	$(718)

Change during 2007:
Before-tax amount	738	452	1,190
Tax provision	(262)	(183)	(445)
Reclassification adjustment, net of taxes	—	23	23
Total activity in 2007	476	292	768
Balance at December 31, 2007	$(211)	$261	$50
Change during 2008:
Before-tax amount	(2,085)	280	(1,805)
Tax benefit (provision)	740	(99)	641
Reclassification adjustment, net of taxes	—	(275)	(275)
Total activity in 2008	(1,345)	(94)	(1,439)
Balance at December 31, 2008	$(1,556)	$167	$(1,389)

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

          Dealer Floor Plan Financing — To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party floor plan lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of default by the dealer. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the dealers’ unpaid debt obligation on those boats, up to certain contractually determined dollar limits by the lender. During the fourth quarter of 2008, the Company became contractually obligated to repurchase inventory of $2.6 million as a result of dealer defaults. At December 31, 2008, there is $2.4 million that remains payable to floor plan lenders and is recorded in accrued expenses. Prior to year end, the Company redistributed $0.6 million of these boats among existing and replacement dealers. The remaining repurchased boats are included in inventory as of December 31, 2008 and are recorded at a net realizable value of $1.9 million. The Company recorded approximately $0.3 million for costs associated with these repurchases including a reserve for estimated transportation costs and the write down of repurchased inventory to net realizable value. Based on amounts outstanding as of December 31, 2008, the remaining aggregate obligation under these agreements is $4.1 million. The Company’s remaining obligation relating to a maximum of $1.4 million of this total expire one year after the July 1, 2008 effective date of these agreements and may reset to a maximum of $4.0 million for one additional year thereafter. Our remaining obligation related to the remaining $2.7 million of this total as of December 31, 2008 varies based on dealer floor plan debt outstanding, declines over time based on the age of the inventory, and remains in force for periods ranging up to 24 months from the end of the fourth quarter of 2008. The Company re-evaluated the fair value of the remaining guarantee liability under the foregoing circumstances and recorded a liability of approximately $0.2 million as of December 31, 2008; at December 31, 2007, this amount is immaterial. Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and will adjust the guarantee liability accordingly.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          At the end of 2008, one of the Company’s third-party floor plan lenders announced that it would cease floor plan lending to all unaffiliated dealers including those in the marine industry. In early 2009 another lender approached Marine Products with a request to raise the contractual repurchase limit. During 2008 this lender imposed additional borrowing costs not covered in the current contractual arrangement and Marine Products is presently negotiating with this lender regarding these and other issues regarding contract provisions which expire at the end of the 2009 model year.

          Lease Obligations — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease and accordingly, the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $1,016,000 with accumulated depreciation of approximately $213,000 as of December 31, 2008. A liability equal to the estimated present value of the remaining lease obligation totaling $275,000 as of December 31, 2008 and is included in other long-term liabilities on the consolidated balance sheet. During the fourth quarter of 2008, this facility in Valdosta, Georgia was temporarily idled and production of these boats were moved to the Nashville, Georgia facility. There are no plans or current intentions to dispose of this facility.

          Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2008, are summarized in the following table:

(in thousands)
2009	$150,282
2010	155,868
2011	155,868
2012	161,748
2013	142,687
Thereafter	714,372
Total rental commitments	$1,480,825

          Total rent expense charged to operations was approximately $112, 000 in 2008, $119,000 in 2007 and $88,000 in 2006.

          Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Included in other long-term liabilities is the Company’s estimated liabilities for these probable assessments and totaled approximately $226,000 as of December 31, 2008 and $225,000 as of December 31, 2007.

          Employment Agreements — The Company has agreements with two employees, which provide for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $3,519,000 in 2008, $6,933,000 in 2007, and $7,999,000 in 2006 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

NOTE 10: EMPLOYEE BENEFIT PLANS

          Retirement Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service prior to 2002. The Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. These discretionary contributions were made over a seven year period which ended in 2008 to either a non-qualified SERP established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expenses related to the enhanced benefits were $94,000 in 2008, $127,000 in 2007, and $119,000 in 2006.

          The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are marked to market and as of December 31, 2008 and 2007 totaled approximately $3,742,000 and $5,057,000. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations for 2008, 2007 and 2006. Trading (losses) gains related to the SERP assets totaled $(1,729,000) in 2008, $73,000 in 2007, and $186,000 in 2006. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

          The Company adopted the provisions of SFAS 158 in 2006. In accordance with the provisions of SFAS 158, the Company’s projected benefit obligation exceeded the fair value of the plan assets for its pension plan by $761,000 and thus the plan was under-funded as of December 31, 2008. Prior to the adoption of SFAS 158, the Company’s disclosure of the funded status in the notes to the consolidated financial statements did not differ from the amount recognized in the consolidated balance sheets; therefore, the adoption of SFAS 158 did not have an effect on the consolidated balance sheet.

          The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2008	2007
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$4,656	$4,385

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$4,385	$4,699
Service cost	—	—
Interest cost	281	256
Actuarial (gain) loss	196	(494)
Benefits paid	(206)	(76)
Projected benefit obligation at end of year	$4,656	$4,385
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$5,554	$4,820
Actual return on plan assets	(1,453)	560
Employer contributions	—	250
Benefits paid	(206)	(76)
Fair value of plan assets at end of year	$3,895	$5,554

Funded status at end of year	$(761)	$1,169

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

December 31,	2008	2007
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$1,169
Current liabilities	—	—
Noncurrent liabilities	(761)	—
	$(761)	$1,169

          The funded status of the plan was recorded in the consolidated balance sheets in long-term pension liabilities as of December 31, 2008 and in other non-current assets as of December 31, 2007.

December 31,	2008	2007
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$2,412	$327
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$2,412	$327

          The accumulated benefit obligation for the defined benefit pension plan at December 31, 2008 and 2007 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

          Amounts recognized in the consolidated balance sheet under pension liabilities consist of:

December 31,	2008	2007
(in thousands)
SERP employer contributions/employee deferrals	$(4,524)	$(5,572)
Long-term pension liability	(761)	—
	$(5,285)	$(5,572)

          Marine Products’ funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Marine Products contributed $250,000 in 2007 to this Plan and no contributions were made in 2008.

          The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2008	2007	2006
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	280	257	246
Expected return on plan assets	(436)	(398)	(341)
Amortization of net (gain) loss	—	81	108
	$(156)	$(60)	$13

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          The Company recognized pre-tax decreases (increases) to the funded status in comprehensive income of $2,085,000 in 2008, $(738,000) in 2007, and $(572,000) in 2006. There were no previously unrecognized prior service costs as of December 31, 2008 and 2007. The pre-tax amounts recognized in comprehensive income for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

(in thousands)	2008	2007	2006
Net loss (gain)	$2,085	$(657)	$(464)
Amortization of net (loss) gain	—	(81)	(108)
Net transition obligation (asset)	—	—	—
Amount recognized in other comprehensive income	$2,085	$(738)	$(572)

          The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2009 are as follows:

(in thousands)	2009
Amortization of net loss (gain)	$259
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$259

          The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2008	2007	2006
PROJECTED BENEFIT OBLIGATION:
Discount rate	6.43%	6.25%	5.50%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	6.25%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          The plan’s weighted average asset allocation at December 31, 2008 and 2007 by asset category along with the target allocation for 2009 are as follows:

Asset Category	Target Allocation for 2009	Percentage of Plan Assets as of December 31, 2008	Percentage of Plan Assets as of December 31, 2007
Equity Securities	43.0%	37.5%	48.1%
Debt Securities — Core Fixed Income	27.0	14.0	27.1
Tactical — Fund of Equity and Debt Securities	5.0	4.3	5.2
Real Estate	5.0	7.7	5.7
Other	20.0	36.5	13.9
Total	100.0%	100.0%	100.0%

          The Company’s investment strategy for its pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits in accordance with this plan. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual marketable securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company does not expect to contribute to the pension plan in 2009 and does not expect to receive a refund in 2009.

          The Company estimates that the future benefits payable for the defined benefit plan over the next ten years are as follows:

(in thousands)
2009	$222
2010	230
2011	245
2012	261
2013	276
2014-2018	1,455

          401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $204,000 in 2008, $221,000 in 2007, and $176,000 in 2006.

          Stock Incentive Plan— The Company has granted various awards to employees under two stock incentive plans (the “Plans”) that were approved by the shareholders in 2001 and 2004. The Company reserved a total of 5,250,000 shares of common stock under both Plans, each of which expires 10 years from approval. The Plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2008, shares totaling 1,784,000 were available for grants. The Company issues new shares from its authorized but unissued share pool.

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          Pre-tax stock-based employee compensation expense was approximately $1,440,000 ($963,000 after tax) for 2008, $1,524,000 ($1,070,000 after tax) for 2007, and $1,514,000 ($1,129,000 after tax) for 2006.

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

          As prescribed by SFAS 123(R), the Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004. Transactions involving the Marine Products stock options for the year ended December 31, 2008 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,670,124	$3.03	3.1 years
Granted	—	—	N/A
Exercised	(675,902)	3.22	N/A
Forfeited	(4,050)	8.88	N/A
Expired	—	—	N/A
Outstanding at December 31, 2008	990,172	$2.88	2.5 years	$2,713,000
Exercisable at December 31, 2008	981,022	$2.79	2.5 years	$2,776,000

          The total intrinsic value of share options exercised was approximately $3,542,000 in 2008, $2,243,000 during 2007, and $2,813,000 during 2006. Tax benefits associated with the exercise of non-qualified stock options during 2008 were approximately $468,000. There were no tax benefits associated with the exercise of stock options during 2007 or 2006, because all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

          Restricted Stock— Marine Products has granted employees two forms of restricted stock; time lapse restricted and performance restricted. Time lapse restricted shares vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. Prior to 2004, the Company issued time lapse restricted shares that vest over ten years. Beginning in 2004, the Company issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over the six year period beginning on the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the shares. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of Marine Products’ common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive all dividends declared and also voting rights to the shares.

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2008:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2008	525,350	$9.79
Granted	194,000	7.08
Vested	(107,450)	10.50
Forfeited	(11,200)	9.14
Non-vested shares at December 31, 2008	600,700	$9.93

          The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $7.08 in 2008, $9.54 in 2007 and $11.24 in 2006. The total fair value of shares vested was approximately $1,239,000 during 2008, $2,094,000 during 2007, and $1,267,000 during 2006. The tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares was credited to capital in excess of par value aggregating $154,000 in 2008, $431,000 in 2007, and $296,000 in 2006. The excess tax deductions are classified as financing cash flows in accordance with SFAS 123(R).

          Other Information—As of December 31, 2008 total unrecognized compensation cost related to non-vested restricted shares was approximately $4,409,000 which is expected to be recognized over a weighted-average period of 3.8 years. Unearned compensation cost associated with non-vested restricted shares of $3,540,000 previously reflected as deferred compensation in stockholders’ equity at January 1, 2006 was reclassified to capital in excess of par value as required by SFAS 123(R) during 2006. As of December 31, 2008, total unrecognized compensation cost related to non-vested stock options was approximately $28,000 which is expected to be recognized over a weighted-average period of less than one year.

          The Company received cash from options exercised of $38,000 in 2008, $135,000 in 2007, and $178,000 in 2006. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $2,152,000 in 2008, $288,000 in 2007, and $295,000 in 2006 and have been excluded from the consolidated statements of cash flows.

NOTE 11: FAIR VALUE MEASUREMENTS

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

Securities:

          The Company determines the fair value of marketable securities that are available-for-sale and of investments in the non-qualified plan that are trading using quoted market prices. The adoption of SFAS 157 had no effect on the Company’s valuation of these marketable securities or investments.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

          The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of December 31, 2008:

	Fair value Measurements at December 31, 2008 with
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Trading securities	$3,742	$—	$—
Available-for-sale securities	$46,752	$—	$—

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

          As of the end of the period covered by this report, December 31, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

          Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 29 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2008 and issued a report thereon which is included on page 30 of this report.

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

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2009 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

          Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2009 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

          Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2009 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2009 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth certain information regarding equity compensation plans as of December 31, 2008.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	990,172	$2.88	1,784,278	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	990,172	$2.88	1,784,278

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2009 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2009 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

          Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2009 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

	10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).

	10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

	10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

	10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

	10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

	10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

	10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

	10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

	10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

	10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 2, 2007).

	10.15	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated by reference to Exhibit 10.18 to the Form 10-K filed on March 2, 2007).

	10.16	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

	10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2008 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 4, 2008).

	10.18	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated herein by reference to Exhibit 10.21 to the Form 8-K filed on March 4, 2008).

10.19	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2008).

10.20	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

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

10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).

10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).

10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).

10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007 (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 2, 2007).

10.15	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on March 2, 2007).

10.16	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2008 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 4, 2008).

10.18	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated herein by reference to Exhibit 10.21 to the Form 10-K filed on March 4, 2008).

10.19	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2008).

10.20	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009

21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).

23	Consent of Grant Thornton LLP

24	Powers of Attorney for Directors

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

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
March 4, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	March 4, 2009
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Chief Financial Officer	March 4, 2009
Ben M. Palmer	(Principal Financial and Accounting Officer)

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
March 4, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

          The following documents are filed as part of this report.

          Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2008, 2007 and 2006
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2008
Allowance for doubtful accounts	$41	$—	$(3)	$38
Deferred tax asset valuation allowance	$4,790	$145	$—	$4,935
Year ended December 31, 2007
Allowance for doubtful accounts	$52	$—	$(11)	$41
Deferred tax asset valuation allowance	$3,339	$1,451	$—	$4,790
Year ended December 31, 2006
Allowance for doubtful accounts	$58	$—	$(6)	$52
Deferred tax asset valuation allowance	$2,082	$1,257	$—	$3,339

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2008
Net sales	$65,542	$55,734	$31,582	$22,764
Gross profit	13,464	11,027	5,104	2,350
Net income (loss)	4,132	3,896	684	(1,126)
Earnings per share — basic (a)	0.12	0.11	0.02	(0.03)
Earnings per share — diluted (a)	$0.11	$0.11	$0.02	$(0.03)
2007
Net sales	$64,976	$67,869	$52,481	$58,947
Gross profit	13,964	14,934	11,266	12,299
Net income	3,917	5,275	3,229	4,002
Earnings per share — basic (a)	0.10	0.14	0.09	0.11
Earnings per share — diluted (a)	$0.10	$0.14	$0.08	$0.11

(a)	The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.