Form 10-Q
period 2009-03-31
MARINE PRODUCTS CORP
filed 2009-05-05
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

As of April 24, 2009, Marine Products Corporation had 36,901,290 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(In thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS		(Note 1)

Cash and cash equivalents	$9,427	$4,622
Marketable securities	19,057	8,799
Accounts receivable, net	1,213	5,575
Inventories	19,408	22,453
Income taxes receivable	4,769	2,464
Deferred income taxes	913	1,116
Prepaid expenses and other current assets	1,218	1,681
Total current assets	56,005	46,710
Property, plant and equipment, net	14,192	14,579
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	27,034	37,953
Deferred income taxes	2,479	2,934
Other assets	4,324	4,344
Total assets	$107,807	$110,293

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,733	$1,437
Accrued expenses and other liabilities	12,508	12,281
Total current liabilities	14,241	13,718
Pension liabilities	4,984	5,285
Other long-term liabilities	444	501
Total liabilities	19,669	19,504
Common stock	3,690	3,643
Capital in excess of par value	-	-
Retained earnings	85,564	88,535
Accumulated other comprehensive loss	(1,116)	(1,389)
Total stockholders' equity	88,138	90,789
Total liabilities and stockholders' equity	$107,807	$110,293

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2009	2008

Net sales	$13,806	$65,542
Cost of goods sold	13,864	52,078
Gross (loss) profit	(58)	13,464
Selling, general and administrative expenses	4,699	8,259
Operating (loss) income	(4,757)	5,205
Interest income	455	563
(Loss) income before income taxes	(4,302)	5,768
Income tax (benefit) provision	(1,816)	1,636
Net (loss) income	$(2,486)	$4,132

(Loss) Earnings per share
Basic	$(0.07)	$0.12
Diluted	$(0.07)	$0.11

Dividends per share	$0.010	$0.065

Average shares outstanding
Basic	35,981	35,728
Diluted	35,981	36,504

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(In thousands)
(Unaudited)

				Capital in
	Comprehensive	Common Stock		Excess of	Retained	Accumulated
	Income (Loss)	Shares	Amount	Par Value	Earnings	Other	Total
Balance, December 31, 2008		36,425	$3,643	$-	$88,535	$(1,389)	$90,789
Stock issued for stock incentive
plans, net		625	62	(131)	—	—	(69)
Stock purchased and retired		(149)	(15)	(527)	(116)	—	(658)
Net loss	$(2,486)	—	—	—	(2,486)	—	(2,486)
Other comprehensive income, net of tax:
Pension adjustment	140	—	—	—	—	140	140
Unrealized gain (loss) on securities,
net of reclassification adjustment	133	—	—	—	—	133	133
Comprehensive income (loss)	$(2,213)
Dividends declared		—	—	—	(369)	—	(369)
Stock-based compensation		—	—	400	—	—	400
Excess tax benefits for share -
based payments		—	—	258	—	—	258
Balance, March 31, 2009		36,901	$3,690	$-	$85,564	$(1,116)	$88,138
The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(2,486)	$4,132
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	400	451
Stock-based compensation expense	400	374
Excess tax benefits for share-based payments	(258)	(582)
Deferred income tax provision (benefit)	270	(580)
(Increase) decrease in assets:
Accounts receivable	4,362	(806)
Inventories	3,045	747
Prepaid expenses and other current assets	463	234
Income taxes receivable	(2,047)	1,178
Other non-current assets	20	149
Increase (decrease) in liabilities:
Accounts payable	296	2,346
Accrued expenses and other liabilities	227	4,484
Other long-term liabilities	(142)	(99)
Net cash provided by operating activities	4,550	12,028

INVESTING ACTIVITIES
Capital expenditures	(13)	(129)
Purchases of marketable securities	(3,829)	(11,647)
Sales of marketable securities	2,696	6,923
Maturities of marketable securities	2,000	1,000
Net cash provided by (used for) investing activities	854	(3,853)

FINANCING ACTIVITIES
Payment of dividends	(369)	(2,339)
Excess tax benefits for share-based payments	258	582
Cash paid for common stock purchased and retired	(500)	(1,558)
Proceeds received upon exercise of stock options	12	37
Net cash used for financing activities	(599)	(3,278)

Net increase in cash and cash equivalents	4,805	4,897
Cash and cash equivalents at beginning of period	4,622	3,233
Cash and cash equivalents at end of period	$9,427	$8,130

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	EARNINGS PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128, “Earnings Per Share,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods.  A reconciliation of weighted average shares outstanding is as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended March 31,
	2009	2008

Net (loss) income	$(2,486)	$4,132
(Numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	35,981	35,728
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	-	776
Adjusted weighted average shares outstanding	35,981	36,504
(denominator for diluted earnings per share)

(Loss) earnings per share:
Basic	$(0.07)	$0.12
Diluted	$(0.07)	$0.11

The effect of the Company’s stock options and restricted shares as shown below have been excluded from the computation of diluted (loss) earnings per share for the following periods, as their effect would have been anti-dilutive:

(in thousands)	Three months ended March 31,
	2009	2008
Stock options	280	47
Restricted stock	786	-

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends.  The Company evaluated the impact of FSP EITF 03-6-1 and determined that the impact was not material and determined the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under FSP EITF 03-6-1.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

Financial Accounting Standards Board Staff Positions and Interpretations

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and the adoption of this accounting guidance did not have a material effect on its consolidated financial statements or EPS. See Note 2 titled Earnings Per Share for further details.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142. The Company adopted the provisions of this FSP on January 1, 2009 and plans to apply the guidance for determining the useful life of a recognized intangible asset acquired hereafter.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Financial Accounting Standards Board Staff Positions and Interpretations

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FASB issued the FSP, which amends FASB Statement 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, in order to provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. Disclosures are designed to provide an understanding of how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in FASB Statement 157, Fair Value Measurements) on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are required to be provided for fiscal years ending after December 15, 2009, with the provisions of this FSP not required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this FSP SFAS 157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The new interim disclosures required by this FSP will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

4.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

(in thousands)	Three months ended March 31,
	2009	2008
Comprehensive (loss) income:
Net (loss) income	$(2,486)	$4,132
Other comprehensive (loss) income, net of taxes:
Unrealized gain on securities available for sale, net of reclassification adjustment during the period	133	186
Pension adjustment	140	-
Total comprehensive (loss) income	$(2,213)	$4,318

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

The Company reserved 5,250,000 shares of common stock under the 2001 and 2004 Stock Incentive Plans each of which expires ten years from the date of approval. These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of March 31, 2009, there were approximately 1,437,000 shares available for grants.

Stock-based compensation for the three months ended March 31, 2009 and 2008 were as follows:

(in thousands)	Three months ended March 31,
	2009	2008

Pre – tax cost	$400	$374
After tax cost	$266	$253

Stock Options

Transactions involving Marine Products stock options for the three months ended March 31, 2009 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2009	990,172	$2.88	2.5 years
Granted	-	-	N/A
Exercised	(277,155)	0.61	N/A
Forfeited	(675)	1.71	N/A
Expired	-	-	N/A
Outstanding at March 31, 2009	712,342	$3.76	3.19 years	$341,900
Exercisable at March 31, 2009	703,192	$3.65	3.16 years	$414,900

The total intrinsic value of share options exercised was approximately $975,000 during the three months ended March 31, 2009 and approximately $3,496,000 during the three months ended March 31, 2008. Tax benefits associated with the exercise of non-qualified stock options during the three months ended March 31, 2009 were approximately $196,000 and were approximately $561,000 during the three months ended March 31, 2008.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2009	600,700	$9.93
Granted	353,500	4.26
Vested	(106,800)	9.84
Forfeited	(5,600)	10.63
Non-vested shares at March 31, 2009	841,800	$7.55

The total fair value of shares vested was approximately $1,051,000 during the three months ended March 31, 2009 and $651,000 during the three months ended March 31, 2008. For the three months ended March 31, 2009, tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $62,000 were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

As of March 31, 2009, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,536,000. This cost is expected to be recognized over a weighted-average period of 4.5 years. As of March 31, 2009, total unrecognized compensation cost related to non-vested stock options was immaterial.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	March 31, 2009		December 31, 2008
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)

Municipal Obligations	$46,091	$466	$46,752	$260

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

An analysis of the warranty accruals for the three months ended March 31, 2009 and 2008 is as follows:

(in thousands)	2009	2008
Balances at beginning of year	$3,567	$4,768
Less: Payments made during the period	(956)	(1,194)
Add: Warranty provision for the period	280	1,255
Changes to warranty provision for prior years	367	(11)
Balances at March 31	$3,258	$4,818

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of dealer defaults, MPC became contractually obligated to repurchase inventory of approximately $2.6 million during the fourth quarter of 2008 and approximately $3.6 million during the first quarter of 2009. At March 31, 2009, there is $2.5 million payable to floor plan lenders that is classified as accrued expenses. The payable to floor plan lenders at December 31, 2008 was $2.4 million. During the first quarter of 2009, the Company redistributed approximately $3.3 million of these boats among existing and replacement dealers. Repurchased boats included in inventory as of March 31, 2009 are recorded at an estimated net realizable value of $2.1 million. The Company recorded costs during the first quarter of 2009 in selling, general and administrative expenses associated with these repurchases of approximately $0.7 million. As of March 31, 2009, the Company has an aggregate remaining repurchase obligation to lenders of $1.8 million.

The Company re-evaluated the fair value of the remaining guarantee liability and reduced the liability from $227 thousand to $50 thousand as of March 31, 2009. Management continues to monitor the risk of additional defaults and resulting repurchase obligation based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

Historically, and during most of 2008, there were at least two major marine dealer floor plan financing institutions. At the end of 2008, one of these institutions announced that it would cease floor plan lending to all unaffiliated dealers including those in the marine industry. During the first quarter of 2009, one lender approached Marine Products with a request to raise the contractual repurchase limit. During 2008 this lender imposed additional borrowing costs not covered in the current contractual arrangement. Marine Products is negotiating with this lender regarding these and other issues regarding contract provisions which expire at the end of the 2009 model year and contract provisions for the 2010 model year.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS 131 are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Raw materials and supplies	$10,187	$11,052
Work in process	3,199	5,095
Finished goods	6,022	6,306
Total inventories	$19,408	$22,453

10.	INCOME TAXES

The Company determines its periodic income tax (benefit) provision based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the first quarter of 2009, the income tax provision reflects a beneficial effective tax rate of 42.2 percent, compared to an effective rate of 28.4 percent for the comparable period in the prior year. The increase in the effective rate was due primarily to the relationship of our pretax income (loss) to permanent differences.

11.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit credit and related components for the plan:

(in thousands)	Three months ended March 31,
	2009	2008
Service cost	$-	$-
Interest cost	70	70
Expected return on plan assets	(66)	(109)
Amortization of net losses	59	-
Net periodic benefit expense (credit)	$63	$(39)

The Company does not currently expect to make any contributions to this plan in 2009.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2009:

	Fair value Measurements at March 31, 2009 with
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Trading securities	$3,719	$-	$-
Available for sale securities	$46,091	$-	$-

The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short term maturity of these instruments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 is incorporated herein by reference.  There have been no significant changes in the strategies since year-end.

In implementing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of its various models, and indications of near term demand such as consumer confidence, interest rates, fuel costs, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions.  We also consider trends related to certain key financial and other data, including our market share, unit sales of our products, average selling price per unit, and gross profit margins, among others, as indicators of the success of our strategies.  Marine Products' financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates and credit availability — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

We further reduced our production levels at various times during the three months ended March 31, 2009 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from continued problems in the housing market, high fuel prices and concern regarding a general economic slowdown.  In the first quarter of 2009, our production levels were significantly lower than the levels during the first quarter of 2008.  Despite significant cost reduction efforts, the Company sustained a gross loss during the quarter primarily due to manufacturing cost inefficiencies due to very low production levels and sales to dealers, as well as additional costs of our winter retail incentive programs.  Consistent with the overall reduction in demand for recreational products, including fiberglass boats, our unit backlog at the end of the quarter was approximately half of what it was at this time last year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2009 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

The weak dealer and customer demand that began over three years ago accelerated during the third quarter of 2008 and the first quarter of 2009, as the severe economic downturn prompted consumers to halt virtually all large discretionary purchases.  The winter boat show season, which is an important indicator of demand for the upcoming retail selling season, once again generated low attendance and sales, indicating that the 2009 retail selling season will be weak.  The same macroeconomic and industry-specific factors that have been issues for our business continued to be problems during the first quarter of 2009, and were exacerbated by continued contractions in lending to both our dealers and potential retail customers.  The ongoing recent curtailment of consumer and business lending has made it difficult for consumers and dealers to secure financing for retail purchases and for inventory financing.  The Company does not believe that there are any near-term catalysts which will improve the retail selling environment for our products, and as a result, we have continued to reduce production in order to manage dealer inventory levels.  We have accomplished this by consolidating several plants in the fourth quarter of 2008, undertaking additional workforce reductions, and periodically idling our manufacturing operations on a regular, planned schedule.  In addition, the weak selling environment and dealer inventory levels have required us to develop sales incentive programs designed to sell dealer boat inventory.  We recently developed a new retail incentive program to be in effect during the 2009 spring retail selling season.  Management will continue to monitor the risk of dealer defaults and resulting repurchase obligations.

The Company’s strategy at the present time is to produce an appropriate quantity of current-year models in order to meet firm demand and preserve the value of our brand names, while continuing a prudent amount of product development efforts to develop new models for the 2010 model year.  In addition, we are continuing our ongoing strategy to reduce dealer field inventory to an appropriately low level in order to ultimately generate demand for our 2010 models.  We anticipate that there will be additional costs associated with such planned field inventory reduction efforts including the cost of the spring retail program.  The cost will depend upon the number of boats sold under this and other programs.  Additionally, we expect that reduced consumer demand will continue at least through 2009 which will adversely affect net sales, net income, operating margins and cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2009 and 2008 follow:

($ in thousands)	Three months ended March 31
	2009	2008

Total number of boats sold	310	1,402
Average gross selling price per boat	$45.2	$44.7
Net sales	$13,806	$65,542
Percentage of cost of goods sold to net sales	100.4%	79.5%
Gross profit (loss) margin percent	(0.4)%	20.5%
Percentage of selling, general and administrative expenses to net sales	34.0%	12.6%
Operating (loss) income	$(4,757)	$5,205
Warranty expense	$647	$1,244

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Net sales for the three months ended March 31, 2009 decreased $51.7 million or 78.9 percent compared to the comparable period in 2008. The change in net sales was due primarily to a 77.9 percent decrease in the number of boats sold and the recognition of additional costs for our winter retail incentive program during the quarter.  As a result of selling more boats from dealer field inventory under this program than estimated, first quarter’s net sales include additional incentive costs of approximately $1.1 million making the total program cost for units in dealer inventory approximately $2.0 million. Unit sales among all models declined significantly compared to the prior year, although average gross selling price per boat remained relatively unchanged.  In the first quarter of 2009, sales outside of the United States accounted for 35.1 percent of net sales compared to 32.3 percent of net sales in the prior year.

Cost of goods sold for the three months ended March 31, 2009 was $13.9 million compared to $52.1 million for the comparable period in 2008, a decrease of $38.2 million or 73.4 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of significant manufacturing cost inefficiencies due to very low production volumes and lower net sales as discussed above.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended March 31, 2009 were $4.7 million compared to $8.3 million for the comparable period in 2008, a decrease of $3.6 million or 43.1 percent.  The decrease in selling, general and administrative expenses was primarily due to the variable nature of many of these expenses, including incentive compensation, which declined as a percentage of sales consistent with lower sales and profitability, and warranty expense.  Also, salary, research and development and advertising expenses were lower due to cost control measures instituted in the past year.  Warranty expense was 4.7 percent of net sales for the three months ended March 31, 2009 compared to 1.9 percent in the prior year due primarily to approximately $0.4 million in additional warranty expense recognized during the quarter relating to boats sold in prior years.  This prior year adjustment was primarily as a result of an increase in claims filed for 2007 model year boats.  Additionally, costs incurred during the first quarter of 2009 in connection with boat repurchase obligations totaled approximately $0.6 million.

Operating (loss) income for the three months ended March 31, 2009 decreased $10.1 million compared to the comparable period in 2008. Operating loss was primarily due to a gross loss partially offset by a decrease in selling, general and administrative expenses.

Interest income was $0.5 million during the three months ended March 31, 2009 and $0.6 million for the comparable period in 2008.  The decrease was primarily due to a decrease in the short term interest rates compared to prior year.

Income tax (benefit) provision for the three months ended March 31, 2009 of $(1.8) million was $3.4 million lower than the income tax provision of $1.6 million for the comparable period in 2008. The income tax benefit for the three months ended March 31, 2009 reflects a beneficial effective tax rate of 42.2 percent, compared to an effective rate of 28.4 percent for the comparable period in the prior year. The change in the effective rate was due primarily to the relationship of our pretax income (loss) to permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2009 were $9.4 million.  The following table sets forth the historical cash flows for:

(in thousands)	Three months ended March 31,
	2009	2008

Net cash provided by operating activities	$4,550	$12,028
Net cash provided by (used for) investing activities	854	(3,853)
Net cash used for financing activities	$(599)	$(3,278)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash provided by operating activities for the three months ended March 31, 2009 decreased approximately $7.5 million compared to the comparable period in 2008.  This decrease is primarily the result of a decrease in net earnings partially offset by lower working capital requirements for inventory and accounts receivables consistent with lower sales in 2009 compared to 2008.

Cash provided by investing activities for the three months ended March 31, 2009 increased approximately $4.7 million compared to the comparable period in 2008, resulting primarily from the sales of long-term marketable securities in 2009.

Cash used for financing activities for the three months ended March 31, 2009 decreased approximately $2.7 million primarily due to a reduction in dividends paid per share during 2009 compared to 2008 coupled with lower cost of common share repurchases in 2009.

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

Cash Requirements

The Company currently expects that capital expenditures during 2009 will be approximately $365 thousand, of which $13 thousand has been spent through March 31, 2009.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company does not currently expect to make any contributions to this plan during 2009.

On April 28, 2009, the Board of Directors voted to suspend the quarterly cash dividend to common stockholders.

On January 22, 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase, increasing the number of shares available for repurchase.  The Company has purchased a total of 4,925,157 shares in the open market as of March 31, 2009.  As of March 31, 2009, there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the first quarter of 2009.

The Company incurred repurchase obligations totaling approximately $3.6 million during the first quarter of 2009 resulting from dealer defaults on floor plan financing.  At March 31, 2009 the payable to floor plan lenders totaled $2.5 million.  If additional dealers experience financial difficulty as a result of the current market conditions, the Company may incur additional repurchase obligations under current programs or programs initiated in the future for the 2010 model year.  See further information regarding repurchase obligations in Note 7 of the Consolidated Financial Statements and in the section below titled “Off Balance Sheet Arrangements.”

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2009 and 2008.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  As a result of dealer defaults, the Company became contractually obligated to repurchase dealer inventory of approximately $3.6 million during the first quarter of 2009.  As of March 31, 2009, the Company has an aggregate remaining repurchase obligation to lenders of $1.8 million.   The Company’s remaining obligation relating to a maximum of $1.4 million of this obligation expires one year after the July 1, 2008 effective date of this agreement.  Our obligation related to the remaining $0.4 million of this total as of March 31, 2009 varies based on dealer floor plan debt outstanding, declines over time based on the age of the inventory, and remains in force for periods ranging up to 24 months from the end of the first quarter of 2009.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.  See further information regarding repurchase obligations in Note 7 of the Consolidated Financial Statements.

Historically, and during most of 2008, there were at least two major marine dealer floor plan financing institutions.  At the end of 2008, one of these institutions announced that it would cease floor plan lending to all unaffiliated dealers including those in the marine industry.  During the first quarter of 2009, one lender approached Marine Products with a request to raise the contractual repurchase limit.  During 2008 this lender imposed additional borrowing costs not covered in the current contractual arrangement.  Marine Products is negotiating with this lender regarding these and other issues regarding contract provisions which expire at the end of the 2009 model year and contract provisions for the 2010 model year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.2 million in the three months ended March 31, 2009 and approximately $0.3 million in the three months ended March 31, 2008.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

During the third and fourth quarters of 2008 and continuing into the first quarter of 2009, the Company experienced a significant decline in certain material and component costs that include hydrocarbon feedstocks and industrial metals such as copper. During the first quarter of 2009, the prices of some of these commodities have stabilized.  This fall in prices may lead to lower materials costs in 2009.  However, no assurance can be given that commodities prices will remain low, or at what prices they can be purchased in the future.  Also, given low retail consumer demand for the Company’s products at the present time, no assurance can be given that the Company will be able to institute price increases to its dealers in the event that the prices of its raw materials and components increase in the future.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership.  Prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate of the guarantee liability under dealer floor plan financing arrangements; the Company’s expectation that it will not make any contributions to its pension plan in 2009; the Company’s belief that there are not any near-term catalysts which will improve the retail selling environment and that the 2009 selling season will be weak; the Company’s belief that it may be required to implement additional sales incentive programs designed to sell inventory; the Company’s ability to produce an appropriate quantity of current-year models to meet firm demand and preserve the value of brand names while maintaining a prudent amount of research and development to develop new 2010 models; the Company’s ability to reduce field inventory levels to allow dealers to purchase 2010 models; the Company’s belief it will continue to experience the effect of reduced consumer demand for the remainder of 2009, which will adversely effect net sales, net income, operating margins and cash flows; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations will provide sufficient capital to meet the Company’s requirements for the next twelve months; the Company’s expectations about capital expenditures during 2009; that the Company may in the future incur additional repurchase obligations as a result of dealer floor plan financing defaults; the Company’s belief that the fall in prices of many commodities used as raw materials for its manufacturing processes may lead to lower material costs during the remainder of 2009; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have recently been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2008.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2009, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of March 31, 2009, the Company’s investment portfolio, totaling approximately $46.1 million and comprised primarily of municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2008, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2008 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2009 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2008).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

Date: May 5, 2009	By:	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2009	By:	/s/ Ben M. Palmer
Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)