Form 10-Q
period 2009-06-30
MARINE PRODUCTS CORP
filed 2009-08-05
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 29, 2009, Marine Products Corporation had 36,891,804 shares of common stock outstanding.

Marine Products Corporation

Table of Contents

		Page No.
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – As of June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations – for the three and six months ended June 30, 2009 and 2008	4

	Consolidated Statement of Stockholders’ Equity – for the six months ended June 30, 2009	5

	Consolidated Statements of Cash Flows – for the six months ended June 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28 - 29

Part II. Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		33

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(In thousands)
(Unaudited)

	June 30, 2009	December 31, 2008
		(Note 1)
ASSETS

Cash and cash equivalents	$10,143	$4,622
Marketable securities	20,291	8,799
Accounts receivable, net	1,411	5,575
Inventories	12,699	22,453
Income taxes receivable	4,480	2,464
Deferred income taxes	753	1,116
Prepaid expenses and other current assets	1,317	1,681
Total current assets	51,094	46,710
Property, plant and equipment, net	13,900	14,579
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	25,224	37,953
Deferred income taxes	2,646	2,934
Other assets	4,618	4,344
Total assets	$101,255	$110,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,036	$1,437
Accrued expenses and other liabilities	9,645	12,281
Total current liabilities	10,681	13,718
Pension liabilities	5,343	5,285
Other long-term liabilities	450	501
Total liabilities	16,474	19,504
Common stock	3,689	3,643
Capital in excess of par value	—	—
Retained earnings	82,218	88,535
Accumulated other comprehensive loss	(1,126)	(1,389)
Total stockholders’ equity	84,781	90,789
Total liabilities and stockholders’ equity	$101,255	$110,293

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net sales	$12,618	$55,734	$26,424	$121,276
Cost of goods sold	12,156	44,707	26,020	96,785
Gross profit	462	11,027	404	24,491
Selling, general and administrative expenses	6,772	6,620	11,471	14,879
Operating (loss) income	(6,310)	4,407	(11,067)	9,612
Interest income	382	629	837	1,192
(Loss) income before income taxes	(5,928)	5,036	(10,230)	10,804
Income tax (benefit) provision	(2,093)	1,140	(3,909)	2,776
Net (loss) income	$(3,835)	$3,896	$(6,321)	$8,028

(Loss) Earnings per share
Basic	$(0.11)	$0.11	$(0.18)	$0.22
Diluted	$(0.11)	$0.11	$(0.18)	$0.22

Dividends per share	$—	$0.065	$0.010	$0.130

Average shares outstanding
Basic	36,074	35,813	35,996	35,748
Diluted	36,074	36,464	35,996	36,460

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(In thousands)
(Unaudited)

	Comprehensive			Capital in Excess of	Retained	Accumulated Other Comprehensive
		Common Stock
	Income (Loss)	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2008		36,425	$3,643	$—	$88,535	$(1,389)	$90,789
Stock issued for stock incentive plans, net		624	62	(216)	—	—	(154)
Stock purchased and retired		(158)	(16)	(1,052)	373	—	(695)
Net loss	$(6,321)	—	—	—	(6,321)	—	(6,321)
Other comprehensive loss, net of tax:
Pension adjustment	178	—	—	—	—	178	178
Unrealized gain on securities, net of reclassification adjustment	85	—	—	—	—	85	85
Comprehensive loss	$(6,058)
Dividends declared		—	—	—	(369)	—	(369)
Stock-based compensation		—	—	815	—	—	815
Excess tax benefits for share - based payments		—	—	453	—	—	453
Balance, June 30, 2009		36,891	$3,689	$—	$82,218	$(1,126)	$84,781

The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(6,321)	$8,028
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	741	892
Gain on sale of equipment and property	(15)	(14)
Stock-based compensation expense	815	745
Excess tax benefits for share-based payments	(453)	(594)
Deferred income tax provision (benefit)	183	(544)
(Increase) decrease in assets:
Accounts receivable	4,164	331
Inventories	9,754	6,716
Prepaid expenses and other current assets	364	99
Income taxes receivable	(1,563)	737
Other non-current assets	(274)	57
Increase (decrease) in liabilities:
Accounts payable	(401)	1,310
Accrued expenses and other liabilities	(2,636)	818
Other long-term liabilities	282	38
Net cash provided by operating activities	4,640	18,619

INVESTING ACTIVITIES
Capital expenditures	(62)	(255)
Proceeds from sale of property and equipment	15	14
Purchases of marketable securities	(8,331)	(25,260)
Sales of marketable securities	3,746	17,318
Maturities of marketable securities	5,954	1,000
Net cash provided by (used for) investing activities	1,322	(7,183)

FINANCING ACTIVITIES
Payment of dividends	(369)	(4,706)
Excess tax benefits for share-based payments	453	594
Cash paid for common stock purchased and retired	(537)	(1,619)
Proceeds received upon exercise of stock options	12	37
Net cash used for financing activities	(441)	(5,694)

Net increase in cash and cash equivalents	5,521	5,742
Cash and cash equivalents at beginning of period	4,622	3,233
Cash and cash equivalents at end of period	$10,143	$8,975

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

The Company has considered subsequent events through August 5, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data amounts)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(3,835)	$3,896	$(6,321)	$8,028
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	36,074	35,813	35,996	35,748
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	—	651	—	712
Adjusted weighted average shares outstanding	36,074	36,464	35,996	36,460
(denominator for diluted earnings per share)

(Loss) earnings per share:
Basic	$(0.11)	$0.11	$(0.18)	$0.22
Diluted	$(0.11)	$0.11	$(0.18)	$0.22

The effect of the Company’s stock options and restricted shares as shown below have been excluded from the computation of diluted (loss) earnings per share for the following periods, as their effect would have been anti-dilutive:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options	280	47	280	47
Restricted stock	821	—	832	—

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

Recently Adopted Accounting Pronouncements:

Financial Accounting Standards Board Statements

In May 2009, the FASB issued Statement of Financial Standards (SFAS) No. 165, “Subsequent Events.” Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted FSP 157-4 in the second quarter of 2009 and the adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted this FSP in the second quarter of 2009 and the adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company adopted this FSP in the second quarter of 2009. See Note 12 for related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Financial Accounting Standards Board Statements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS 168 establishes the Codification as the single source of authoritative U.S. generally accepted accounting principles in addition to the rules and interpretive releases of the SEC under authority of federal securities laws. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. As required, the Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 is effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FASB issued the FSP, which amends FASB Statement 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, in order to provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. Disclosures are designed to provide an understanding of how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets The disclosures about plan assets required by this FSP are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Comprehensive (loss) income:
Net (loss) income	$(3,835)	$3,896	$(6,321)	$8,028
Other comprehensive loss, net of taxes:
Pension adjustment	38	—	178	—
Unrealized (loss) gain on securities available for sale, net of
reclassification adjustment during the period	(48)	(318)	85	(132)
Total comprehensive (loss) income	$(3,845)	$3,578	$(6,058)	$7,896

5.	STOCK-BASED COMPENSATION

The Company reserved 5,250,000 shares of common stock under the 2001 and 2004 Stock Incentive Plans each of which expires ten years from the date of approval. These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of June 30, 2009, there were approximately 1,438,000 shares available for grants.

Stock-based compensation for the three and six months ended June 30, 2009 and 2008 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Pre – tax cost	$415	$371	$815	$745
After tax cost	$270	$247	$536	$500

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Transactions involving Marine Products stock options for the six months ended June 30, 2009 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	990,172	$2.88	2.5 years
Granted	—	—	N/A
Exercised	(277,155)	0.61	N/A
Forfeited	(675)	1.71	N/A
Expired	—	—	N/A
Outstanding and exercisable at June 30, 2009	712,342	$3.76	2.9 years	N/A

The total intrinsic value of share options exercised was approximately $975,000 during the six months ended June 30, 2009 and approximately $3,537,000 during the six months ended June 30, 2008. Tax benefits associated with the exercise of non-qualified stock options during the six months ended June 30, 2009 of approximately $256,000 and approximately $561,000 during the six months ended June 30, 2008 were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2009	600,700	$9.93
Granted	353,500	4.26
Vested	(135,450)	10.39
Forfeited	(6,300)	10.07
Non-vested shares at June 30, 2009	812,450	$7.38

The total fair value of shares vested was approximately $1,172,000 during the six months ended June 30, 2009 and $1,239,000 during the six months ended June 30, 2008. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $197,000 for the six months ended June 30, 2009 and $33,000 for the six months ended June 30, 2008 were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of June 30, 2009, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,137,000. This cost is expected to be recognized over a weighted-average period of 4.4 years. As of June 30, 2009, total compensation cost related to stock options has been recognized.

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

(in thousands)	June 30, 2009		December 31, 2008
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Municipal Obligations	$45,515	$391	$46,752	$260

Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs
The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the six months ended June 30, 2009 and 2008 is as follows:

(in thousands)	2009	2008
Balance at beginning of year	$3,567	$4,768
Less: Payments made during the period	(1,573)	(2,244)
Add: Warranty provision for the period	506	2,308
Changes to warranty provision for prior years	329	(134)
Balance at June 30	$2,829	$4,698

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

As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $2.6 million during the fourth quarter of 2008 and approximately $5.3 million during the six months ended June 30, 2009. At December 31, 2008, the amount payable to floor plan lenders for inventory repurchases was $2.4 million and as June 30, 2009, all repurchase obligations due to lenders have been paid in full. As of June 30, 2009, there were no repossessed boats remaining in inventory as the Company redistributed all repurchased boats among existing and replacement dealers. The Company recorded costs in connection with these repurchases of approximately $0.7 million during the first quarter of 2009 and $0.2 million during the second quarter of 2009 in selling, general and administrative expenses.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lender and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of June 30, 2009, the fair value of the remaining guarantee liability is $50 thousand.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historically, and during most of 2008, there were at least two major marine dealer floor plan financing institutions. At the end of 2008, one of these institutions announced that it would cease floor plan lending to all unaffiliated dealers including those in the marine industry. Subsequent to June 30, 2009, an amendment to the current agreement with one of the Company's lenders has been executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which will expire June 30, 2010. The Company has contractual repurchase agreements with two additional lenders with an aggregate remaining repurchase obligation of approximately $2.1 million which effectively expire June 30, 2010. Effective July 1, 2009, the Company has an aggregate remaining repurchase obligation dollar limit of approximately $6.5 million with these three financing institutions.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS 131 are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.	INVENTORIES

          Inventories consist of the following:

(in thousands)	June 30, 2009	December 31, 2008
Raw materials and supplies	$8,850	$11,052

Work in process	1,789	5,095

Finished goods	2,060	6,306
Total inventories	$12,699	$22,453

10.	INCOME TAXES

The Company determines its periodic income tax (benefit) provision based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the second quarter of 2009, the income tax benefit reflects an effective tax rate of 35.3 percent, compared to an effective tax rate of 22.6 percent for the comparable period in the prior year. For the six months ended June 30, 2009, the income tax benefit reflects an effective tax rate of 38.2 percent, compared to an effective tax rate of 25.7 percent for the comparable period in the prior year. The increase in the effective rate was due primarily to the relationship of our pretax income (loss) to permanent differences between book and taxable income.

11.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	70	70	140	140
Expected return on plan assets	(66)	(109)	(132)	(218)
Amortization of net losses	59	—	118	—
Net periodic benefit cost (credit)	$63	$(39)	$126	$(78)

The Company does not currently expect to make any contributions to this plan in 2009.

12.	FAIR VALUE MEASUREMENTS

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities:
The Company determines the fair value of marketable securities that are available for sale and investments in the non-qualified plan that are trading using quoted market prices. The adoption of SFAS 157 had no effect on the Company’s valuation of these marketable securities or investments.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2009:

	Fair value Measurements at June 30, 2009 with
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Trading securities	$4,010	$—	$—
Available for sale securities	$45,515	$—	$—

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our production levels were maintained at very low levels during the first six months of 2009 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from continued problems in the housing market, high fuel prices and concern regarding a general economic slowdown. In the second quarter of 2009, our production levels were significantly lower than the levels during the second quarter of 2008. Despite ongoing cost reduction efforts, the Company sustained an operating loss during the second quarter of 2009 primarily due to manufacturing cost inefficiencies as a result of very low production levels and sales to dealers, as well as additional expenses recorded for our dealer inventory reduction programs. However, as a result of our inventory reduction efforts, our dealer inventory levels are down 45% in comparison to the same period in 2008. Consistent with the overall reduction in demand for recreational products, including fiberglass boats, our unit backlog at the end of the quarter has declined significantly in comparison to this time last year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2009 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

The weak dealer and customer demand for recreational boats that began almost four years ago continued during the second quarter of 2009. The ongoing recession and lack of consumer financing continued to prevent consumers from making large discretionary purchases. The continued real estate downturn, particularly in key boating markets, also continued to affect the recreational boating industry. Cool, rainy weather in the Northeast, which has a short boating season, may have also reduced retail demand in this important market for the Company’s products. These factors combined to make the 2009 retail selling season weaker than last year. The ongoing curtailment of business lending has also made it difficult for dealers to secure inventory financing, which has reduced their ability to carry large amounts of inventory. As of the end of the second quarter of 2009, the Company has an agreement in place with a large floor plan lender for the 2010 model year on terms which the Company believes are consistent with current conditions in the credit markets. While this floor plan lender has not yet reached agreement with our individual dealers, the Company believes at this time that such agreements will be reached and that inventory financing will be available for our dealers in the upcoming model year.

Marine Products does not believe that there are any near-term catalysts which will improve the retail selling environment for our products, and as a result, we have continued to maintain lower production levels in order to manage dealer inventory. We have accomplished this by plant consolidation in the fourth quarter of 2008 and additional workforce reductions, as well as periodically idling our manufacturing operations on a regular, planned schedule. In addition, the weak selling environment and dealer inventory levels required us to develop sales incentive programs in 2009 designed to sell dealer boat inventory. We developed a new retail incentive program to be in effect during the 2009 spring retail selling season, which has been in effect through the second quarter of 2009. We believe that this program benefited our dealers by enhancing their short-term financial results, and we believe that this program will benefit our dealers and the Company by enabling us to produce and sell current-year models when retail demand returns. However, the cost of this retail incentive program totaling approximately $4.3 million contributed to us realizing a significant operating loss for the second quarter of 2009.

The Company’s strategy at the present time is to produce an appropriate quantity of 2010 model-year products in order to meet firm demand and preserve the value of our brand names, while continuing a prudent amount of product development efforts for the future. In addition, we will continue to monitor dealer field inventory as we begin to ship products produced during the 2010 model year. We are also monitoring the long-term effects of the protracted downturn in our industry in order to take advantage of opportunities that may arise due to the financial difficulties of other manufacturers. Such opportunities may include gaining new dealers or increasing market share as other manufacturers become insolvent.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2009 and 2008 follow:

($ in thousands)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Total number of boats sold	219	1,118	529	2,520
Average gross selling price per boat	$51.6	$47.1	$47.8	$45.8
Net sales	$12,618	$55,734	$26,424	$121,276
Percentage of cost of goods sold to net sales	96.3%	80.2%	98.5%	79.8%
Gross profit margin percent	3.7%	19.8%	1.5%	20.2%
Percentage of selling, general and administrative expenses to net sales	53.7%	11.9%	43.4%	12.3%
Operating (loss) income	$(6,310)	$4,407	$(11,067)	$9,612
Warranty expense	$188	$930	$835	$2,174

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Net sales for the three months ended June 30, 2009 decreased $43.1 million or 77.4 percent compared to the comparable period in 2008. The change in net sales was due primarily to an 80.4 percent decrease in the number of boats sold partially offset by a 9.6 percent increase in the average gross selling price per boat. Unit sales among all models declined significantly compared to the prior year, due to our dealers meeting retail demand by liquidating existing inventory. Sales of the Chaparral Sunesta Wide Techs and Xtremes and sales of several Premiere Sports Yachts during the quarter accounted for the increase in the average selling price per boat. In the second quarter of 2009, sales outside of the United States accounted for 22.5 percent of net sales compared to 37.9 percent of net sales in the prior year.

Cost of goods sold for the three months ended June 30, 2009 was $12.2 million compared to $44.7 million for the comparable period in 2008, a decrease of $32.6 million or 72.8 percent. Cost of goods sold, as a percentage of net sales, increased primarily as the result of significant manufacturing cost inefficiencies due to very low production volumes and sales.

Selling, general and administrative expenses for the three months ended June 30, 2009 were $6.8 million compared to $6.6 million for the comparable period in 2008, an increase of $0.2 million or 2.3 percent. The increase in selling, general and administrative expenses was primarily due to $4.3 million in expenses for dealer inventory reduction efforts, partially offset by decreases in other expenses which vary with sales and profitability, as well as the impact of ongoing cost reduction measures. Warranty expense was 1.5 percent of net sales for the three months ended June 30, 2009 compared to 1.7 percent in the prior year. Additionally, costs incurred during the second quarter of 2009 in connection with boat repurchase obligations totaled approximately $0.2 million.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating (loss) income for the three months ended June 30, 2009 decreased $10.7 million compared to the comparable period in 2008. Operating loss was primarily due to a significant decline in gross profit and higher selling, general and administrative expenses.

Interest income was $0.4 million during the three months ended June 30, 2009 and $0.6 million for the comparable period in 2008. The decrease was primarily due to a decrease in the short term interest rates compared to prior year.

Income tax (benefit) provision for the three months ended June 30, 2009 of $(2.1) million was $3.2 million lower than the income tax provision of $1.1 million for the comparable period in 2008. The income tax benefit for the three months ended June 30, 2009 reflects a beneficial effective tax rate of 35.3 percent, compared to an effective tax rate of 22.6 percent for the comparable period in the prior year. The change in the effective tax rate was due primarily to the relationship of our pretax income (loss) to permanent differences between book and taxable income.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Net sales for the six months ended June 30, 2009 decreased $94.9 million or 78.2 percent compared to the comparable period in 2008. The change in net sales was due primarily to a 79.0 percent decrease in the number of boats sold partially offset by a 4.4 percent increase in average gross selling price per boat. Unit sales among all models declined significantly compared to the prior year. Sales of the Chaparral Sunesta Wide Techs and Xtremes in addition to the sales of several Premiere Sports Yachts accounted for the increase in the average selling price per boat. For the six months ended June 30, 2009, sales outside of the United States accounted for 29.0 percent of net sales compared to 34.9 percent of net sales in the prior year.

Cost of goods sold for the six months ended June 30, 2009 was $26.0 million compared to $96.8 million for the comparable period in 2008, a decrease of $70.8 million or 73.1 percent. Cost of goods sold, as a percentage of net sales, increased primarily as the result of significant manufacturing cost inefficiencies due to very low production volumes and sales.

Selling, general and administrative expenses for the six months ended June 30, 2009 were $11.5 million compared to $14.9 million for the comparable period in 2008, a decrease of $3.4 million or 22.9 percent. The decrease in selling, general and administrative expenses was primarily due to the variable nature of many of these expenses, including incentive compensation, which declined as a percentage of sales consistent with lower sales and profitability, and warranty expense partially offset by $4.3 million in expenses for dealer inventory reduction efforts. Also, salary, research and development and advertising expenses were lower due to cost control measures instituted in the past year. Additionally, costs incurred during the six month ended June 30, 2009 in connection with boat repurchase obligations totaled approximately $0.7 million.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating (loss) income for the six months ended June 30, 2009 decreased $10.7 million compared to the comparable period in 2008. Operating loss was primarily due to a significant decline in gross profit partially offset by a decrease in selling, general and administrative expenses.

Interest income was $0.8 million during the six months ended June 30, 2009 and $1.2 million for the comparable period in 2008. The decrease was primarily due to a decrease in the short term interest rates compared to prior year.

Income tax (benefit) provision for the six months ended June 30, 2009 of $(3.9) million was $6.7 million lower than the income tax provision of $2.8 million for the comparable period in 2008. The income tax benefit for the six months ended June 30, 2009 reflects an effective tax rate of 38.2 percent, compared to an effective tax rate of 25.7 percent for the comparable period in the prior year. The change in the effective rate was due primarily to the relationship of our pretax income (loss) to permanent differences between book and taxable income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2009 were $10.1 million. The following table sets forth the historical cash flows for:

(in thousands)	Six months ended June 30,
	2009	2008

Net cash provided by operating activities	$4,640	$18,619
Net cash provided by (used for) investing activities	1,322	(7,183)
Net cash used for financing activities	$(441)	$(5,694)

Cash provided by operating activities for the six months ended June 30, 2009 decreased approximately $14.0 million compared to the comparable period in 2008. This decrease is primarily the result of a decrease in net earnings and the payment of repurchase obligations to lenders partially offset by lower working capital requirements for inventory and accounts receivable consistent with lower sales in 2009 compared to 2008.

Cash provided by investing activities for the six months ended June 30, 2009 increased approximately $8.5 million compared to the comparable period in 2008, which resulted primarily from the sales of long-term marketable securities in 2009.

Cash used for financing activities for the six months ended June 30, 2009 decreased approximately $5.3 million primarily due to a reduction in dividends paid per share during 2009 compared to 2008 coupled with lower cost of common share repurchases in 2009.

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

Cash Requirements

The Company currently expects that capital expenditures during 2009 will be approximately $365 thousand, of which $62 thousand has been spent through June 30, 2009.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company does not currently expect to make any contributions to this plan during 2009.

On April 28, 2009, the Board of Directors voted to suspend the quarterly cash dividend to common stockholders.

On January 22, 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase, increasing the number of shares available for repurchase. The Company has purchased a total of 4,925,157 shares in the open market as of June 30, 2009. As of June 30, 2009, there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the six months ended June 30, 2009.

The Company incurred obligations for inventory repurchases totaling approximately $5.3 million during the six months ended June 30, 2009 resulting from dealer defaults on floor plan financing. As of June 30, 2009, there are no outstanding amounts due to lenders for inventory repurchases and all repossessed boats have been redistributed among existing and replacement dealers. If additional dealers experience financial difficulty as a result of the current market conditions, the Company may incur additional repurchase obligations under current programs or programs initiated in the future for the 2010 model year. See further information regarding repurchase obligations in Note 7 of the Consolidated Financial Statements and in the section below titled “Off Balance Sheet Arrangements.”

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2009 and 2008.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats in “like new” condition to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. As a result of dealer defaults, the Company became contractually obligated to repurchase dealer inventory for approximately $5.3 million during the six months ended June 30, 2009.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Historically, and during most of 2008, there were at least two major marine dealer floor plan financing institutions. At the end of 2008, one of these institutions announced that it would cease floor plan lending to all unaffiliated dealers including those in the marine industry. Subsequent to June 30, 2009, an amendment to the current agreement with one of the Company's lenders has been executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which will expire June 30, 2010. The Company has contractual repurchase agreements with two additional lenders with an aggregate remaining repurchase obligation of approximately $2.1 million which effectively expire June 30, 2010. Effective July 1, 2009, the Company has an aggregate remaining repurchase obligation dollar limit of approximately $6.5 million with these three financing institutions.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.4 million in the six months ended June 30, 2009 and approximately $0.5 million in the six months ended June 30, 2008.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

During the third and fourth quarters of 2008, the Company experienced a significant decline in certain material and component costs that include hydrocarbon feedstocks and industrial metals such as copper. The fall in prices has led to lower material costs. During the first and second quarters of 2009, the prices of some of these commodities have increased, although they are still much lower than they were in the second quarter of 2008. We believe that the prices for these commodities will remain stable or will rise in the near term, so no assurance can be given regarding the prices at which they can be purchased in the future. Also, given low retail consumer demand for the Company’s products at the present time, no assurance can be given that the Company will be able to institute price increases to its dealers in the event that the prices of its raw materials and components increase in the future.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise. High inflation and interest rates are not a concern at the present time, although they may become an issue in the future.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate of the guarantee liability under dealer floor plan financing arrangements; the Company’s expectation that it will not make any contributions to its pension plan in 2009; the Company’s belief that its dealers will reach agreement with is floor plan lender for inventory financing for the upcoming model year; the Company’s belief that there are not any near-term catalysts which will improve the retail selling environment; the Company’s ability to produce an appropriate quantity of current-year models to meet firm demand and preserve the value of brand names while maintaining a prudent amount of research and development to develop new 2010 models; the Company’s ability to take advantages of opportunities that may arise due to financial difficulties of other manufacturers; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations will provide sufficient capital to meet the Company’s requirements for the next twelve months; the Company’s expectations about capital expenditures during 2009; that the Company may in the future incur additional repurchase obligations as a result of dealer floor plan financing defaults; the Company’s belief that the fall in prices of many commodities used as raw materials for its manufacturing processes will remain stable or will rise in the near future; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have recently been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2008. The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2009, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of June 30, 2009, the Company’s investment portfolio, totaling approximately $45.5 million and comprised primarily of municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2008, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2008 and the Company currently expects no such changes through the remainder of the current year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

As of the end of the period covered by this report, June 30, 2009 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 28, 2009. At the meeting, the stockholders elected four Class II directors to the Board of Directors for the terms expiring in 2012.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Against	Withheld	Abstain	Broker Non-Votes

Re-election of Richard A. Hubbell	34,230,097	N/A	1,358,748	N/A	N/A

Re-election of Linda H. Graham	34,232,139	N/A	1,356,706	N/A	N/A

Re-election of Bill J. Dismuke	34,930,618	N/A	658,227	N/A	N/A

Re-election of Larry L. Prince	35,346,737	N/A	242,108	N/A	N/A

Messrs. R.Randall Rollins, Henry B. Tippie, James B. Williams, Wilton Looney, Gary W. Rollins and James A. Lane, Jr. were not up for re-election and have continued as directors.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 5. OTHER INFORMATION

None

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 6.	Exhibits

	Exhibit Number	Description

	3.1(a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

3.1(b)
Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 9, 2005).

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	10.1	Summary of Compensation Arrangements with Executive Officers as of April, 1, 2009

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: August 5, 2009	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 5, 2009	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)