Form 10-Q
period 2009-09-30
MARINE PRODUCTS CORP
filed 2009-11-05
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 29, 2009, Marine Products Corporation had 36,898,000 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In thousands)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS		(Note 1)

Cash and cash equivalents	$973	$4,622
Marketable securities	24,190	8,799
Accounts receivable, net	2,722	5,575
Inventories	16,073	22,453
Income taxes receivable	5,587	2,464
Deferred income taxes	666	1,116
Prepaid expenses and other current assets	1,198	1,681
Total current assets	51,409	46,710
Property, plant and equipment, net	13,599	14,579
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	23,354	37,953
Deferred income taxes	2,771	2,934
Other assets	4,996	4,344
Total assets	$99,902	$110,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,114	$1,437
Accrued expenses and other liabilities	6,937	12,281
Total current liabilities	10,051	13,718
Pension liabilities	5,792	5,285
Other long-term liabilities	346	501
Total liabilities	16,189	19,504
Common stock	3,690	3,643
Capital in excess of par value	—	—
Retained earnings	81,021	88,535
Accumulated other comprehensive loss	(998)	(1,389)
Total stockholders’ equity	83,713	90,789
Total liabilities and stockholders’ equity	$99,902	$110,293

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net sales	$8,734	$31,582	$35,158	$152,858
Cost of goods sold	7,596	26,478	33,616	123,263
Gross profit	1,138	5,104	1,542	29,595
Selling, general and administrative expenses	4,478	4,086	15,949	18,965
Operating (loss) income	(3,340)	1,018	(14,407)	10,630
Interest income	420	623	1,257	1,815
(Loss) income before income taxes	(2,920)	1,641	(13,150)	12,445
Income tax (benefit) provision	(1,312)	957	(5,221)	3,733
Net (loss) income	$(1,608)	$684	$(7,929)	$8,712

(Loss) earnings per share
Basic	$(0.04)	$0.02	$(0.22)	$0.24
Diluted	$(0.04)	$0.02	$(0.22)	$0.24

Dividends per share	$—	$0.065	$0.010	$0.195

Average shares outstanding
Basic	36,084	35,824	36,059	35,773
Diluted	36,084	36,476	36,059	36,465

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands)
(Unaudited)

	Comprehensive Income (Loss)			Capital in Excess of Par Value	Retained Earnings	Accumulated Other	Total
		Common Stock
		Shares	Amount
Balance, December 31, 2008		36,425	$3,643	$—	$88,535	$(1,389)	$90,789
Stock issued for stock incentive plans, net		631	63	(204)	—	—	(141)
Stock purchased and retired		(158)	(16)	(1,463)	784	—	(695)
Net loss	$(7,929)	—	—	—	(7,929)	—	(7,929)
Other comprehensive income, net of tax:
Pension adjustment	216	—	—	—	—	216	216
Unrealized gain on securities, net of reclassification adjustment	175	—	—	—	—	175	175
Comprehensive loss	$(7,538)
Dividends declared		—	—	—	(369)	—	(369)
Stock-based compensation		—	—	1,214	—	—	1,214
Excess tax benefits for share - based payments		—	—	453	—	—	453
Balance, September 30, 2009		36,898	$3,690	$—	$81,021	$(998)	$83,713

The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMER 30, 2009 AND 2008
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(7,929)	$8,712
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,056	1,300
Gain on sale of property and equipment	(15)	(14)
Stock-based compensation expense	1,214	1,116
Excess tax benefits for share-based payments	(453)	(608)
Deferred income tax provision (benefit)	76	(228)
(Increase) decrease in assets:
Accounts receivable	2,853	2,140
Inventories	6,380	8,452
Prepaid expenses and other current assets	483	367
Income taxes receivable	(2,670)	294
Other non-current assets	(652)	338
Increase (decrease) in liabilities:
Accounts payable	1,677	55
Accrued expenses and other liabilities	(5,344)	(3,650)
Other long-term liabilities	686	(224)
Net cash (used for) provided by operating activities	(2,638)	18,050

INVESTING ACTIVITIES
Capital expenditures	(76)	(289)
Proceeds from sale of property and equipment	15	14
Purchases of marketable securities	(13,556)	(46,302)
Sales of marketable securities	7,081	37,387
Maturities of marketable securities	5,954	1,000
Net cash used for investing activities	(582)	(8,190)

FINANCING ACTIVITIES
Payment of dividends	(369)	(7,074)
Excess tax benefits for share-based payments	453	608
Cash paid for common stock purchased and retired	(537)	(1,619)
Proceeds received upon exercise of stock options	24	37
Net cash used for financing activities	(429)	(8,048)

Net (decrease) increase in cash and cash equivalents	(3,649)	1,812
Cash and cash equivalents at beginning of period	4,622	3,233
Cash and cash equivalents at end of period	$973	$5,045

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has considered subsequent events through November XX, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01(ASU 2009-01) titled “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” FASB Accounting Standards CodificationTM (ASC) Topic 105, “Generally Accepted Accounting Principles” has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued a new standard, as codified in FASB ASC Topic 855 “Subsequent Events.” FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 820-10-65, “Fair Value Disclosures.” ASC 820-10-65 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted the provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in FASB ASC Topic 320-10-65, “Investments — Debt and Equity Securities.” These amendments (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted ASC 320 in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued certain amendments as codified in ASC 825-10-65, “Financial Instruments,” that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009. See Note 12 for related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 amends Accounting Standards Codification Topic 820-10, “Fair Value Measurements-Overall.” The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment. There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor’s ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.” ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The amendments in this ASU are effective in the fourth quarter of 2009. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued certain amendments as codified in ASC 860, “Transfers and Servicing.” These amendments require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. These amendments are effective January 1, 2010, for a calendar year-end entity, with early application not permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued certain amendments as codified in ASC 810-10-05, “Consolidation – Variable Interest Entities.” These amendments change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These amendments are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued certain amendments as codified in ASC 715-20-65, “Compensation – Retirement Benefits, Defined Benefit Plans.” These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of these amendments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	EARNINGS PER SHARE

FASB ASC Topic 260-10 “Earnings Per Share- Overall,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods.  A reconciliation of weighted average shares outstanding is as follows:

(in thousands except per share data amounts)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(1,608)	$684	$(7,929)	$8,712
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	36,084	35,824	36,059	35,773
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	-	652	-	692
Adjusted weighted average shares outstanding	36,084	36,476	36,059	36,465
(denominator for diluted earnings per share)

(Loss) earnings per share:
Basic	$(0.04)	$0.02	$(0.22)	$0.24
Diluted	$(0.04)	$0.02	$(0.22)	$0.24

During the three and nine months ended September 30, 2009, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of diluted (loss) earnings per share because their effect would have been anti-dilutive.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain amendments to FASB ASC 260-10 clarifies that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in ASC 260-10. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends. The Company evaluated these amendments and determined that the impact was not material and there was no change to the basic and diluted earnings per share amounts as reported.

4.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Comprehensive (loss) income:
Net (loss) income	$(1,608)	$684	$(7,929)	$8,712
Other comprehensive income (loss), net of taxes:
Pension adjustment	38	-	216	-
Unrealized gain (loss) on securities available for sale, net of reclassification adjustment during the period	90	(94)	175	(226)
Total comprehensive (loss) income	$(1,480)	$590	$(7,538)	$8,486

5.	STOCK-BASED COMPENSATION

The Company reserved 5,250,000 shares of common stock under the 2001 and 2004 Stock Incentive Plans each of which expires ten years from the date of approval.  These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2009, there were approximately 1,438,000 shares available for grants.

Stock-based compensation for the three and nine months ended September 30, 2009 and 2008 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Pre – tax cost	$399	$371	$1,214	$1,116
After tax cost	$257	$247	$793	$747

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Transactions involving Marine Products stock options for the nine months ended September 30, 2009 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	990,172	$2.88	2.5 years
Granted	-	-	N/A
Exercised	(283,455)	0.64	N/A
Forfeited	(675)	1.71	N/A
Expired	-	-	N/A
Outstanding and exercisable at September 30, 2009	706,042	$3.78	2.9 years	$1,236,000

The total intrinsic value of share options exercised was approximately $994,000 during the nine months ended September 30, 2009 and approximately $3,537,000 during the nine months ended September 30, 2008.  Tax benefits associated with the exercise of non-qualified stock options during the nine months ended September 30, 2009 of approximately $256,000 and approximately $561,000 during the nine months ended September 30, 2008 were credited to capital in excess of par value and are classified as financing cash flows.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2009	600,700	$9.93
Granted	353,500	4.26
Vested	(135,450)	10.39
Forfeited	(6,300)	10.07
Non-vested shares at September 30, 2009	812,450	$7.38

The total fair value of shares vested was approximately $1,172,000 during the nine months ended September 30, 2009 and $1,239,000 during the nine months ended September 30, 2008. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $197,000 for the nine months ended September 30, 2009 and $33,000 for the nine months ended September 30, 2008 were credited to capital in excess of par value and are classified as financing cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of September 30, 2009, total unrecognized compensation cost related to non-vested restricted shares was approximately $4,739,000.  This cost is expected to be recognized over a weighted-average period of 4.1 years.  As of September 30, 2009, all compensation cost related to stock options has been recognized.

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

(in thousands)	September 30, 2009		December 31, 2008
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Municipal Obligations	$47,544	$342	$46,752	$260

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

An analysis of the warranty accruals for the nine months ended September 30, 2009 and 2008 is as follows:

(in thousands)	2009	2008
Balance at beginning of year	$3,567	$4,768
Less: Payments made during the period	(2,503)	(3,419)
Add: Warranty provision for the period	646	2,901
Changes to warranty provision for prior years	696	(182)
Balance at September 30	$2,406	$4,068

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender.

As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $2.6 million during the fourth quarter of 2008 and approximately $6.3 million during the nine months ended September 30, 2009.   The amount payable to floor plan lenders for inventory repurchases was $2.4 million as of December 31, 2008 and $1.0 million as of September 30, 2009.  As of September 30, 2009, there were $0.9 million of repossessed boats remaining in inventory as the Company has redistributed the majority of repurchased boats among existing and replacement dealers.  The Company recorded costs in connection with these repurchases of approximately $0.9 million during the nine months ended September 30, 2009 in selling, general and administrative expenses.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.   During the nine months ended September 30, 2009, the fair value of the remaining guarantee liability was reduced by approximately $200 thousand to $50 thousand.

During the third quarter of 2009, an amendment to the current agreement with one of its lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which will expire June 30, 2010.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.5 million with expiration dates from June 30 to September 30, 2010.  As of September 30, 2009, the Company has an aggregate remaining repurchase obligation with these financing institutions of $5.7 million.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2009	December 31, 2008
Raw materials and supplies	$9,982	$11,052
Work in process	2,263	5,095
Finished goods	3,828	6,306
Total inventories	$16,073	$22,453

10.	INCOME TAXES

The Company determines its periodic income tax (benefit) provision based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the third quarter of 2009, the income tax benefit reflects an effective tax rate of 44.9 percent, compared to an effective tax rate of 58.3 percent for the comparable period in the prior year.  For the nine months ended September 30, 2009, the income tax benefit reflects an effective tax rate of 39.7 percent, compared to an effective tax rate of 30.0 percent for the comparable period in the prior year.  The increase in the effective rate was due primarily to the relationship of our pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	71	70	211	210
Expected return on plan assets	(66)	(109)	(198)	(327)
Amortization of net losses	58	-	176	-
Net periodic benefit cost (credit)	$63	$(39)	$189	$(117)

The Company does not currently expect to make any contributions to this plan in 2009.

12.	FAIR VALUE MEASUREMENTS

FASB ASC 820, “ Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value. FASB ASC 820 does not require any new fair value measurements. It applies to accounting pronouncements that already require or permit fair value measures.

FASB ASC 820 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities
Level 2 – Inputs other than level 1 that are either directly or indirectly observable
Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

Securities:
The Company determines the fair value of marketable securities that are classified as available for sale securities and investments in the non-qualified plan that are classified as trading securities using quoted market prices. The adoption of SFAS 157 had no effect on the Company’s valuation of these marketable securities or investments.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2009:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measurements at September 30, 2009 with
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Trading securities	$4,385	$-	$-
Available for sale securities	$47,544	$-	$-

The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term maturity of these instruments.

FASB ASC 825, “Financial Instruments” permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2009 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

Our production levels were maintained at very low levels during the first nine months of 2009 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from continued problems in the housing market, high fuel prices and concern regarding a general economic slowdown.  In the third quarter of 2009, our production levels were significantly lower than the levels during the third quarter of 2008.  Despite ongoing cost reduction efforts, the Company sustained an operating loss during the third quarter of 2009 primarily due to manufacturing cost inefficiencies as a result of very low production levels and very low sales to dealers, as well as additional costs incurred for our dealer inventory reduction programs.  However, as a result of our inventory reduction efforts, our dealer inventory levels are down 64 percent in comparison to the same period in 2008.  Due to our lower production at the end of the third quarter compared to the prior year, our unit backlog at the end of the quarter is slightly higher in comparison to this time last year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2009 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

The weak dealer and customer demand for recreational boats that began four years ago continued during the third quarter of 2009.  The ongoing recession and lack of consumer financing continued to prevent consumers from making large discretionary purchases, and we continued to support our dealers in their efforts to reduce inventories and prepare for the 2010 winter boat and retail selling seasons.  As of the end of the third quarter of 2009, the Company has an agreement in place with a large floor plan lender for the 2010 model year on terms the Company believes are consistent with current conditions in the credit markets.  This floor plan lender has reached agreement with many of our individual dealers although interest rates are higher and credit terms are more stringent than in the past.  Also, a number of smaller banks are considering offering floorplan lending to our dealers.  At our recent annual dealer conference, our dealers expressed interest in our 2010 models and recognized both our recent awards for customer satisfaction and our market share gains in the 20- to 40- foot sterndrive market.  Marine Products believes that dealer inventory levels have reached appropriate and manageable levels, evidenced by the fact that at the end of the third quarter our dealer inventories were the lowest they had been in 13 years.  As a result of low inventory levels and recent positive developments, we began to increase production during the fourth quarter of 2009 in anticipation of the 2010 winter boat show and upcoming retail selling seasons.

While we continued the use of retail sales incentive programs beyond normal dealer incentives during 2009, primarily related to older inventory for the entire 2009 retail selling season, we believe that these programs can be curtailed or eliminated during the 2010 model year.  These retail sales incentive programs deepened our operating losses during the nine months ending September 30, 2009, but we believe that they benefited the Company by reducing field inventories significantly and enabling us to meet dealer and retail demand with current model year products.  The cost of our inventory reduction program was approximately $1.8 million in the third quarter of 2009 and contributed to our operating loss for the quarter.

The Company’s strategy at the present time is to continue managing our manufacturing schedule to produce an appropriate quantity of 2010 model-year products in order to meet firm demand and preserve the value of our brand names, while continuing a prudent amount of product development efforts for the future.  In addition, we will continue to monitor dealer field inventory as we begin to ship products produced during the 2010 model year.  We are also monitoring the long-term effects of the protracted downturn in our industry in order to take advantage of opportunities that may arise due to the financial difficulties of other manufacturers.  Such opportunities may include gaining new dealers, increasing market share as other manufacturers become insolvent, and considering appropriate acquisition targets.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2009 and 2008 follow:

($ in thousands)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Total number of boats sold	148	610	677	3,130
Average gross selling price per boat	$47.3	$48.5	$47.7	$46.3
Net sales	$8,734	$31,582	$35,158	$152,858
Percentage of cost of goods sold to net sales	87.0%	83.8%	95.6%	80.6%
Gross profit margin percent	13.0%	16.2%	4.4%	19.4%
Percentage of selling, general and administrative expenses to net sales	51.3%	12.9%	45.4%	12.4%
Operating (loss) income	$(3,340)	$1,018	$(14,407)	$10,630
Warranty expense	$507	$545	$1,342	$2,719

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Net sales for the three months ended September 30, 2009 decreased $22.8 million or 72.3 percent compared to the comparable period in 2008. The change in net sales was due primarily to a 75.7 percent decrease in the number of boats sold coupled with a 2.5 percent decrease in the average gross selling price per boat.  Unit sales among all models declined significantly compared to the prior year, due to our dealers meeting the majority of weak retail demand by liquidating existing inventory.  Average gross selling price per boat declined among the Sunesta Wide Techs and Xtremes, partially offset by increased average selling prices in our other product lines, including sales of the Premiere Sport Yachts during the quarter.  In the third quarter of 2009, sales outside of the United States accounted for 26.1 percent of net sales compared to 27.0 percent of net sales in the prior year.

Cost of goods sold for the three months ended September 30, 2009 was $7.6 million compared to $26.5 million for the comparable period in 2008, a decrease of $18.9 million or 71.3 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of significant manufacturing cost inefficiencies due to very low production volumes and sales.

Selling, general and administrative expenses for the three months ended September 30, 2009 were $4.5 million compared to $4.1 million for the comparable period in 2008, an increase of $0.4 million or 9.6 percent.  The increase in selling, general and administrative expenses was primarily due to $1.8 million in costs recognized during the third quarter of 2009 for our dealer inventory reduction programs, partially offset by decreases in other expenses which vary with sales and profitability, such as incentive compensation, as well as reduced employee headcount.  Warranty expense was 5.8 percent of net sales for the three months ended September 30, 2009 compared to 1.7 percent in the prior year due primarily to approximately $0.4 million in additional warranty expense recognized during the quarter relating to boats sold in prior periods.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating (loss) income for the three months ended September 30, 2009 decreased $4.4 million compared to the comparable period in 2008. Operating loss was primarily due to a significant decline in gross profit and higher selling, general and administrative expenses.

Interest income was $0.4 million during the three months ended September 30, 2009 and $0.6 million for the comparable period in 2008.  The decrease was primarily due to a decrease in the average investment balance compared to the prior year.

Income tax (benefit) provision for the three months ended September 30, 2009 declined $2.3 million to a benefit of $1.3 million from an income tax provision of $1.0 million for the comparable period in 2008. The income tax benefit for the three months ended September 30, 2009 reflects a beneficial effective tax rate of 44.9 percent, compared to an effective tax rate of 58.3 percent for the comparable period in the prior year. The change in the effective tax rate was due primarily to the relationship of our pretax income (loss) to permanent differences between book and taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Net sales for the nine months ended September 30, 2009 decreased $117.7 million or 77.0 percent compared to the comparable period in 2008. The change in net sales was due primarily to a 78.4 percent decrease in the number of boats sold partially offset by a 3.0 percent increase in average gross selling price per boat.  Unit sales among all models declined significantly compared to the prior year.  Sales of the Chaparral Sunesta Wide Techs and Xtremes in addition to the sales of several Premiere Sports Yachts accounted for the increase in the average selling price per boat.  For the nine months ended September 30, 2009, sales outside of the United States accounted for 28.3 percent of net sales compared to 33.2 percent of net sales in the prior year.

Cost of goods sold for the nine months ended September 30, 2009 was $33.6 million compared to $123.3 million for the comparable period in 2008, a decrease of $89.6 million or 72.7 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of significant manufacturing cost inefficiencies due to very low production volumes and sales.

Selling, general and administrative expenses for the nine months ended September 30, 2009 were $15.9 million compared to $19.0 million for the comparable period in 2008, a decrease of $3.0 million or 15.9 percent.  The decrease in selling, general and administrative expenses was primarily due to the variable nature of many of these expenses, including incentive compensation, which declined as a percentage of sales consistent with lower sales and profitability, and a decline of $1.4 million in warranty expense partially offset by $6.0 million in costs recognized during the first nine months of 2009 for our dealer inventory reduction programs.  Also, salary, research and development and advertising expenses were lower due to cost control measures instituted in the past year partially offset by costs incurred in connection with boat repurchase obligations totaling approximately $0.7 million during the nine month ended September 30, 2009.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating (loss) income for the nine months ended September 30, 2009 declined $25.0 million to $(14.4) million operating loss compared to $10.6 million operating income in the comparable period of 2008. Operating loss was primarily due to the significant decline in gross profit partially offset by a decrease in selling, general and administrative expenses.

Interest income was $1.3 million during the nine months ended September 30, 2009 and $1.8 million for the comparable period in 2008.  The decrease was primarily due to a decrease in the average investment balance compared to the prior year.

Income tax (benefit) provision for the nine months ended September 30, 2009 declined $9.0 million to a benefit of $5.2 million from an income tax provision of $3.7 million for the comparable period in 2008. The income tax benefit for the nine months ended September 30, 2009 reflects an effective tax rate of 39.7 percent, compared to an effective tax rate of 30.0 percent for the comparable period in the prior year. The change in the effective rate was due primarily to the relationship of our pretax income (loss) to permanent differences between book and taxable income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2009 were $1.0 million.  In addition, the aggregate of short-term and long-term marketable securities were $47.5 million at September 30, 2009 compared to $46.8 million at December 31, 2008.  The following table sets forth the historical cash flows for:

(in thousands)	Nine months ended September 30,
	2009	2008

Net cash (used for) provided by operating activities	$(2,638)	$18,050
Net cash used for investing activities	(582)	(8,190)
Net cash used for financing activities	$(429)	$(8,048)

Cash (used for) provided by operating activities for the nine months ended September 30, 2009 decreased approximately $20.7 million compared to the comparable period in 2008.  This decrease is primarily the result of a decrease in earnings and lower working capital requirements primarily due to the increase in incomes taxes receivable as a result of net losses during 2009 and lower production volumes during the current period in comparison to prior year.

Cash used for investing activities for the nine months ended September 30, 2009 decreased approximately $7.6 million compared to the comparable period in 2008 due to lower net purchases of marketable securities in the current year.

Cash used for financing activities for the nine months ended September 30, 2009 decreased approximately $7.6 million primarily due to a reduction in dividends paid per share during 2009 coupled with lower cost of common share repurchases in 2009 compared to 2008.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, and its overall strong capitalization will provide sufficient capital to meet the Company’s requirements for the next twelve months.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2009 will be approximately $150 thousand, of which $76 thousand has been spent through September 30, 2009.
The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company does not currently expect to make any contributions to this plan during 2009.

On April 28, 2009, the Board of Directors voted to suspend the quarterly cash dividend to common stockholders.

On January 22, 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase.  As of September 30, 2009, the Company has purchased a total of 4,925,157 shares in the open market under this program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the nine months ended September 30, 2009.

The Company incurred obligations for inventory repurchases totaling approximately $6.3 million during the nine months ended September 30, 2009 resulting from dealer defaults on floor plan financing.  As of September 30, 2009, there was approximately $1.0 million due to lenders related to repurchased inventory.  There is approximately $0.9 million of repurchased boats remaining in inventory as of September 30, 2009 as the majority of repossessed boats have been redistributed among existing and replacement dealers.  If additional dealers experience financial difficulty as a result of the current market conditions, the Company may incur additional repurchase obligations under current programs or programs initiated in the future for the 2010 model year.  See further information regarding repurchase obligations in Note 7 of the Consolidated Financial Statements and in the section below titled “Off Balance Sheet Arrangements.”

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the nine months ended September 30, 2009 and 2008.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  As a result of dealer defaults, the Company became contractually obligated to repurchase dealer inventory totaling approximately $6.3 million during the nine months ended September 30, 2009.  The majority of this dealer inventory has been redistributed among existing and replacement dealers.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

During the third quarter of 2009, an amendment to the current agreement with one of its lenders has been executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which will expire June 30, 2010.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.5 million with expiration dates from June 30 to September 30, 2010.  As of September 30, 2009, the Company has an aggregate remaining repurchase obligation of $5.7 million with these financing institutions.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $0.5 million in the nine months ended September 30, 2009 and approximately $0.6 million in the nine months ended September 30, 2008.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 2 and 12 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

INFLATION

During the third and fourth quarters of 2008, the Company experienced a significant decline in certain material and component costs that include hydrocarbon feedstocks and industrial metals such as copper.  The fall in prices has led to lower material costs.  During the first nine months of 2009, the prices of some of these commodities have increased, although they are still much lower than they were in the second quarter of 2008.  We believe that the prices for these commodities will rise in the near term, so no assurance can be given regarding the prices at which they can be purchased in the future.  Also, no assurance can be given that the Company will be able to institute price increases to its dealers in the event that the prices of its raw materials and components increase in the future.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership.  Prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise.  High inflation and interest rates are not a concern at the present time, although they may become an issue in the future, given the massive U.S. fiscal stimulus that has been enacted in 2009.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate of the guarantee liability under dealer floor plan financing arrangements; the Company’s expectation that it will not make any contributions to its pension plan in 2009; the Company’s belief that inventory financing will be available to its dealers in the current model year; the Company’s belief that dealer inventory levels have reached appropriate and manageable levels; the Company’s belief that it can curtail or eliminate the continued use of retail sales incentive programs to reduce dealer inventory; the Company’s belief that dealer inventory reductions will enable the Company to meet dealer and retail demand with current model year products; the Company’s ability to produce an appropriate quantity of 2010 model-year products to meet firm demand and preserve the value of brand names while maintaining a prudent amount of research and development to develop new models; the Company’s ability to take advantages of opportunities that may arise due to financial difficulties of other manufacturers; the Company’s belief that its liquidity and capitalization will provide sufficient capital to meet the Company’s requirements for the next twelve months; the Company’s expectations about capital expenditures during 2009; that the Company may in the future incur additional repurchase obligations as a result of dealer floor plan financing defaults; the Company’s belief that the prices of many commodities used as  raw materials for its manufacturing processes will rise in the near future; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have recently been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2008.  The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2009, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of September 30, 2009, the Company’s investment portfolio, totaling approximately $47.5 million and comprised primarily of municipal debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2008, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2008 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2009 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	10.1	Modifications to incentive compensation of Mr. Lane

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: November 5, 2009	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 5, 2009	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)