Form 10-Q/A
period 2009-03-31
MARINE PRODUCTS CORP
filed 2010-03-10
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

On March 4, 2010, management of Marine Products Corporation (“MPC” or the “Company”), with the concurrence of the Audit Committee of the Company’s Board of Directors, concluded that the consolidated financial statements as of and for the three months ended March 31, 2009, presented in MPC’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (“First Quarter Form 10-Q”), filed on May 5, 2009, incorrectly reflected certain dealer incentive costs as part of selling, general and administrative expenses rather than as a reduction in net sales.  As a result, the Company determined that the First Quarter Form 10-Q should not be relied upon and is being restated, as discussed below.

The Company is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to amend Items 1, 2, and 4 of Part I and Item 6 of Part II of the Company’s Quarterly Report on Form 10-Q to correct the classification of these costs as indicated above.

A detailed description of the restatement is presented under Note 2 - Restatement to the Company's Consolidated Financial Statements, which shows the amount of the reclassification between net sales and selling, general and administrative expenses and the impact of that reclassification on gross (loss) profit. This restatement has no impact on the previously reported operating loss, loss before income taxes, net loss or loss per share, or on the consolidated balance sheets, consolidated statement of stockholders’ equity or consolidated statements of cash flows.

In addition, this First Quarter Form 10-Q/A reflects the revision of management’s discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; and new certifications filed as exhibits in Item 6 of Part II.

This First Quarter Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original First Quarter Form 10-Q except in connection with the foregoing. Accordingly, except as otherwise set forth herein, this First Quarter Form 10-Q/A speaks as of May 5, 2009, the date of the filing of the First Quarter Form 10-Q, and should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS, AS RESTATED

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(In thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS		(Note 1)

Cash and cash equivalents	$9,427	$4,622
Marketable securities	19,057	8,799
Accounts receivable, net	1,213	5,575
Inventories	19,408	22,453
Income taxes receivable	4,769	2,464
Deferred income taxes	913	1,116
Prepaid expenses and other current assets	1,218	1,681
Total current assets	56,005	46,710
Property, plant and equipment, net	14,192	14,579
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	27,034	37,953
Deferred income taxes	2,479	2,934
Other assets	4,324	4,344
Total assets	$107,807	$110,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,733	$1,437
Accrued expenses and other liabilities	12,508	12,281
Total current liabilities	14,241	13,718
Pension liabilities	4,984	5,285
Other long-term liabilities	444	501
Total liabilities	19,669	19,504
Common stock	3,690	3,643
Capital in excess of par value	-	-
Retained earnings	85,564	88,535
Accumulated other comprehensive loss	-	-
Total stockholders’ equity	88,138	90,789
Total liabilities and stockholders’ equity	$107,807	$110,293

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	RESTATED
	2009	2008

Net sales	$13,250	$65,542
Cost of goods sold	13,864	52,078
Gross (loss) profit	(614)	13,464
Selling, general and administrative expenses	4,143	8,259
Operating (loss) income	(4,757)	5,205
Interest income	455	563
(Loss) income before income taxes	(4,302)	5,768
Income tax (benefit) provision	(1,816)	1,636
Net (loss) income	$(2,486)	$4,132

(Loss) Earnings per share
Basic	$(0.07)	$0.12
Diluted	$(0.07)	$0.11

Dividends per share	$0.010	$0.065

Average shares outstanding
Basic	35,981	35,728
Diluted	35,981	36,504

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(In thousands)
(Unaudited)

				Capital in Excess of Par Value
	Comprehensive Income (Loss)	Common Stock			Retained Earnings	Accumulated Other
		Shares	Amount				Total
Balance, December 31, 2008		36,425	$3,643	$-	$88,535	$(1,389)	$90,789
Stock issued for stock incentive
plans, net		625	62	(131)	—	—	(69)
Stock purchased and retired		(149)	(15)	(527)	(116)	—	(658)
Net loss	$(2,486)	—	—	—	(2,486)	—	(2,486)
Other comprehensive income, net of tax:
Pension adjustment	140	—	—	—	—	140	140
Unrealized gain (loss) on securities,
net of reclassification adjustment	133	—	—	—	—	133	133
Comprehensive income (loss)	$(2,213)
Dividends declared		—	—	—	(369)	—	(369)
Stock-based compensation		—	—	400	—	—	400
Excess tax benefits for share - based payments		—	—	258	—	—	258
Balance, March 31, 2009		36,901	$3,690	$-	$85,564	$(1,116)	$88,138
The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	($2,486)	$4,132
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	400	451
Stock-based compensation expense	400	374
Excess tax benefits for share-based payments	(258)	(582)
Deferred income tax provision (benefit)	270	(580)
(Increase) decrease in assets:
Accounts receivable	4,362	(806)
Inventories	3,045	747
Prepaid expenses and other current assets	463	234
Income taxes receivable	(2,047)	1,178
Other non-current assets	20	149
Increase (decrease) in liabilities:
Accounts payable	296	2,346
Accrued expenses and other liabilities	227	4,484
Other long-term liabilities	(142)	(99)
Net cash provided by operating activities	4,550	12,028

INVESTING ACTIVITIES
Capital expenditures	(13)	(129)
Purchases of marketable securities	(3,829)	(11,647)
Sales of marketable securities	2,696	6,923
Maturities of marketable securities	2,000	1,000
Net cash provided by (used for) investing activities	854	(3,853)

FINANCING ACTIVITIES
Payment of dividends	(369)	(2,339)
Excess tax benefits for share-based payments	258	582
Cash paid for common stock purchased and retired	(500)	(1,558)
Proceeds received upon exercise of stock options	12	37
Net cash used for financing activities	(599)	(3,278)

Net increase in cash and cash equivalents	4,805	4,897
Cash and cash equivalents at beginning of period	4,622	3,233
Cash and cash equivalents at end of period	$9,427	$8,130

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

1.	GENERAL

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

2.	RESTATEMENT

During the first, second and third quarters of 2009 the Company misclassified costs for certain dealer incentive programs as selling general and administrative expenses.  These charges should have been recorded as reductions to net sales.

As a result, net sales, gross (loss) profit and selling, general and administrative expenses were misstated in the First Quarter Form 10-Q and have been restated. This restatement has no impact on the previously reported operating loss, loss before income taxes, net loss or loss per share, or on the consolidated balance sheets, consolidated statement of stockholders’ equity or consolidated statements of cash flows.  The table below shows the amounts originally reported, the amount of the adjustment, the restated amounts and the net loss which was not impacted by the restatement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations For the three months ended March 31, 2009 (in thousands)

	As Reported	Adjustments	As Restated
Net sales	$13,806	$(556)	$13,250

Gross (loss) profit	(58)	(556)	(614)

Selling, general and administrative expenses	4,699	(556)	4,143

Net loss	$(2,486)	-	$(2,486)

3.	EARNINGS PER SHARE

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

5.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

(in thousands)	Three months ended March 31,
	2009	2008
Comprehensive (loss) income:
Net (loss) income	$(2,486)	$4,132
Other comprehensive (loss) income, net of taxes:
Unrealized gain on securities available for sale, net of reclassification adjustment during the period	133	186
Pension adjustment	140	-
Total comprehensive (loss) income	$(2,213)	$4,318

6.	STOCK-BASED COMPENSATION

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

7.	MARKETABLE SECURITIES

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

(in thousands)	March 31, 2009		December 31, 2008
Type of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)

Municipal Obligations	$46,091	$392	$46,752	$260

Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities.

8.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

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

As a result of dealer defaults, MPC became contractually obligated to repurchase inventory of approximately $2.6 million during the fourth quarter of 2008 and approximately $3.6 million during the first quarter of 2009.  At March 31, 2009, there is $2.5 million payable to floor plan lenders that is classified as accrued expenses.  The payable to floor plan lenders at December 31, 2008 was $2.4 million.  During the first quarter of 2009, the Company redistributed approximately $3.3 million of these boats among existing and replacement dealers.  Repurchased boats included in inventory as of March 31, 2009 are recorded at an estimated net realizable value of $2.1 million.  The Company recorded costs in connection with these repurchases of approximately $0.6 million during the first quarter of 2009 as a reduction in net sales.  As of March 31, 2009, the Company has an aggregate remaining repurchase obligation to lenders of $1.8 million.

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

9.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of the disclosures required by SFAS 131 are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

10.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Raw materials and supplies	$10,187	$11,052
Work in process	3,199	5,095
Finished goods	6,022	6,306
Total inventories	$19,408	$22,453

11.	INCOME TAXES

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

12.	EMPLOYEE BENEFIT PLAN

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit credit and related components for the plan:

(in thousands)	Three months ended March 31,
	2009	2008
Service cost	$-	$-
Interest cost	70	70
Expected return on plan assets	(66)	(109)
Amortization of net losses	59	-
Net periodic benefit expense (credit)	$63	$(39)

The Company does not currently expect to make any contributions to this plan in 2009.

13.	FAIR VALUE MEASUREMENTS

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2009 and 2008 follow:

($ in thousands)	Three months ended March 31
	2009	2008

Total number of boats sold	310	1,402
Average gross selling price per boat	$45.2	$44.7
Net sales	$13,250	$65,542
Percentage of cost of goods sold to net sales	104.6%	79.5%
Gross (loss) profit margin percent	(4.6)%	20.5%
Percentage of selling, general and administrative expenses to net sales	31.3%	12.6%
Operating (loss) income	$(4,757)	$5,205
Warranty expense	$647	$1,244

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Net sales for the three months ended March 31, 2009 decreased $52.3 million or 79.8 percent compared to the comparable period in 2008. The change in net sales was due primarily to a 77.9 percent decrease in the number of boats sold and the recognition of additional costs for our winter retail incentive program during the quarter.  As a result of selling more boats from dealer field inventory under this program than estimated, first quarter’s net sales include additional incentive costs of approximately $1.1 million making the total program cost for units in dealer inventory approximately $2.0 million. Unit sales among all models declined significantly compared to the prior year, although average gross selling price per boat remained relatively unchanged.  In the first quarter of 2009, sales outside of the United States accounted for 35.1 percent of net sales compared to 32.3 percent of net sales in the prior year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended March 31, 2009 were $4.1 million compared to $8.3 million for the comparable period in 2008, a decrease of $4.2 million or 49.8 percent.  The decrease in selling, general and administrative expenses was primarily due to the variable nature of many of these expenses, including incentive compensation, which declined as a percentage of sales consistent with lower sales and profitability, and warranty expense.  Also, salary, research and development and advertising expenses were lower due to cost control measures instituted in the past year.  Warranty expense was 4.9 percent of net sales for the three months ended March 31, 2009 compared to 1.9 percent in the prior year due primarily to approximately $0.4 million in additional warranty expense recognized during the quarter relating to boats sold in prior years.  This prior year adjustment was primarily as a result of an increase in claims filed for 2007 model year boats.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

As of the end of the period covered by this report, March 31, 2009 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

In connection with the amendment to the Company’s financial statements described in the introductory Explanatory Note and Items 1 and 2 of Part I of this Amendment No. 1, the Company re-evaluated the effectiveness of the design and operation of its disclosure controls as of the end of the fiscal quarter ended March 31, 2009.  In connection therewith, the Company identified a material weakness in internal control over financial reporting.  As disclosed in Note 2 to the consolidated financial statements included in this amended Quarterly Report on Form 10-Q, the Company has restated the financial statements for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, to correct misclassifications in the reporting of certain dealer incentive costs. The restatement relates to the classification of certain dealer incentive costs that were recorded as selling, general and administrative expenses rather than as a reduction in net sales. The identification of these misclassifications arose during the annual financial statement audit.  Because of this material weakness, the Company concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Although the Company believes that it had designed effective controls related to accounting for dealer incentive costs as of the end of each quarter, the operating effectiveness of these controls was inadequate. In order to improve the operating effectiveness of these controls, the Company implemented extensive and comprehensive technical accounting reviews of these dealer incentive costs. In March 2010, management determined the appropriate classification of the aforementioned dealer incentive costs and believes the reinforced monitoring and review will remediate this material weakness.

Changes in internal control over financial reporting – Other than as set forth in this Form 10-Q/A, management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: March 10, 2010	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: March 10, 2010	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)