Form 10-Q/A
period 2009-06-30
MARINE PRODUCTS CORP
filed 2010-03-10
CIK 1129155

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

EXPLANATORY NOTE

On March 4, 2010, management of Marine Products Corporation (“MPC” or the “Company”), with the concurrence of the Audit Committee of the Company’s Board of Directors, concluded that the consolidated financial statements as of and for the three and six months ended June 30, 2009, presented in MPC’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (“Second Quarter Form 10-Q”), filed on August 5, 2009, incorrectly reflected certain dealer incentive costs as part of selling, general and administrative expenses rather than as a reduction in net sales.  As a result, the Company determined that the Second Quarter Form 10-Q should not be relied upon and is being restated, as discussed below.

The Company is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to amend Items 1, 2, and 4 of Part I and Item 6 of Part II of the Company’s Quarterly Report on Form 10-Q to correct the classification of these costs as indicated above.

A detailed description of the restatement is presented under Note 2 - Restatement to the Company's Consolidated Financial Statements, which shows the amount of the reclassification between net sales and selling, general and administrative expenses and the impact of that reclassification on net (loss) profit. This restatement has no impact on the previously reported operating loss, loss before income taxes, net loss or loss per share, or on the consolidated balance sheets, consolidated statement of stockholders’ equity or consolidated statements of cash flows.

In addition, this Second Quarter Form 10-Q/A reflects the revision of management’s discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; and new certifications filed as exhibits in Item 6 of Part II.

This Second Quarter Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Second Quarter Form 10-Q except in connection with the foregoing. Accordingly, except as otherwise set forth herein, this Second Quarter Form 10-Q/A speaks as of August 5, 2009, the date of the filing of the Second Quarter Form 10-Q, and should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS, AS RESTATED

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(In thousands)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS		(Note 1)

Cash and cash equivalents	$10,143	$4,622
Marketable securities	20,291	8,799
Accounts receivable, net	1,411	5,575
Inventories	12,699	22,453
Income taxes receivable	4,480	2,464
Deferred income taxes	753	1,116
Prepaid expenses and other current assets	1,317	1,681
Total current assets	51,094	46,710
Property, plant and equipment, net	13,900	14,579
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	25,224	37,953
Deferred income taxes	2,646	2,934
Other assets	4,618	4,344
Total assets	$101,255	$110,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,036	$1,437
Accrued expenses and other liabilities	9,645	12,281
Total current liabilities	10,681	13,718
Pension liabilities	5,343	5,285
Other long-term liabilities	450	501
Total liabilities	16,474	19,504
Common stock	3,689	3,643
Capital in excess of par value	-	-
Retained earnings	82,218	88,535
Accumulated other comprehensive loss	(1,126)	(1,389)
Total stockholders’ equity	84,781	90,789
Total liabilities and stockholders’ equity	$101,255	$110,293

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	RESTATED		RESTATED
	2009	2008	2009	2008

Net sales	$8,188	$55,734	$21,438	$121,276
Cost of goods sold	12,156	44,707	26,020	96,785
Gross (loss) profit	(3,968)	11,027	(4,582)	24,491
Selling, general and administrative expenses	2,342	6,620	6,485	14,879
Operating (loss) income	(6,310)	4,407	(11,067)	9,612
Interest income	382	629	837	1,192
(Loss) income before income taxes	(5,928)	5,036	(10,230)	10,804
Income tax (benefit) provision	(2,093)	1,140	(3,909)	2,776
Net (loss) income	$(3,835)	$3,896	$(6,321)	$8,028

(Loss) Earnings per share
Basic	$(0.11)	$0.11	$(0.18)	$0.22
Diluted	$(0.11)	$0.11	$(0.18)	$0.22

Dividends per share	$-	$0.065	$0.010	$0.130

Average shares outstanding
Basic	36,074	35,813	35,996	35,748
Diluted	36,074	36,464	35,996	36,460

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(In thousands)
(Unaudited)
				Capital in Excess of Par Value
	Comprehensive Income (Loss)				Retained Earnings	Accumulated Other
		Common Stock					Total
		Shares	Amount
Balance, December 31, 2008		36,425	$3,643	$-	$88,535	$(1,389)	$90,789
Stock issued for stock incentive plans, net		624	62	(216)	—	—	(154)
Stock purchased and retired		(158)	(16)	(1,052)	373	—	(695)
Net loss	$(6,321)	—	—	—	(6,321)	—	(6,321)
Other comprehensive loss, net of tax:
Pension adjustment	178	—	—	—	—	178	178
Unrealized gain on securities,
net of reclassification adjustment	85	—	—	—	—	85	85
Comprehensive loss	$(6,058)
Dividends declared		—	—	—	(369)	—	(369)
Stock-based compensation		—	—	815	—	—	815
Excess tax benefits for share - based payments		—	—	453	—	—	453
Balance, June 30, 2009		36,891	$3,689	$-	$82,218	$(1,126)	$84,781

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

During the first, second and third quarters of 2009 the Company misclassified costs for certain dealer incentive programs as selling, general and administrative expenses.  These charges should have been recorded as reductions to net sales. As a result, net sales, gross (loss) profit and selling, general and administrative expenses were misstated in the Second Quarter Form 10-Q and have been restated.

This restatement has no impact on the previously reported operating loss, loss before income taxes, net loss or loss per share, or on the consolidated balance sheets, consolidated statement of stockholders' equity or consolidated statements of cash flows.

The table below shows the amounts originally reported, the amount of the adjustment, the restated amounts and the net loss which was not impacted by the restatement.

Consolidated Statements of Operations
For the three months ended June 30, 2009
(in thousands)

	As Reported	Adjustments	As Restated
Net sales	$12,618	$(4,430)	$8,188

Gross (loss) profit	462	(4,430)	(3,968)

Selling, general and administrative expenses	6,772	(4,430)	2,342

Net loss	$(3,835)	-	$(3,835)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

For the six months ended June 30, 2009
(in thousands)
	As Reported	Adjustments	As Restated
Net sales	$26,424	$(4,986)	$21,438

Gross (loss) profit	404	(4,986)	(4,582)

Selling, general and administrative expenses	11,471	(4,986)	6,485

Net loss	$(6,321)	-	$(6,321)

3.	EARNINGS PER SHARE

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

(in thousands except per share data amounts)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(3,835)	$3,896	$(6,321)	$8,028
(numerator for basic and diluted earnings per share)
Shares (denominator):
Weighted average shares outstanding	36,074	35,813	35,996	35,748
(denominator for basic earnings per share)
Dilutive effect of stock options and restricted shares	-	651	-	712
Adjusted weighted average shares outstanding	36,074	36,464	35,996	36,460
(denominator for diluted earnings per share)

(Loss) earnings per share:
Basic	$(0.11)	$0.11	$(0.18)	$0.22
Diluted	$(0.11)	$0.11	$(0.18)	$0.22

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The effect of the Company’s stock options and restricted shares as shown below have been excluded from the computation of diluted (loss) earnings per share for the following periods, as their effect would have been anti-dilutive:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options	280	47	280	47
Restricted stock	821	-	832	-

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

5.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Comprehensive (loss) income:
Net (loss) income	$(3,835)	$3,896	$(6,321)	$8,028
Other comprehensive loss, net of taxes:
Pension adjustment	38	-	178	-
Unrealized (loss) gain on securities available for sale, net of reclassification adjustment during the period	(48)	(318)	85	(132)
Total comprehensive (loss) income	$(3,845)	$3,578	$(6,058)	$7,896

6.	STOCK-BASED COMPENSATION

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

8.	WARRANTY COSTS AND OTHER CONTINGENCIES

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

As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $2.6 million during the fourth quarter of 2008 and approximately $5.3 million during the six months ended June 30, 2009.  At December 31, 2008, the amount payable to floor plan lenders for inventory repurchases was $2.4 million and as June 30, 2009, all repurchase obligations due to lenders have been paid in full.  As of June 30, 2009, there were no repossessed boats remaining in inventory as the Company redistributed all repurchased boats among existing and replacement dealers.  The Company recorded costs in connection with these repurchases of approximately $0.6 million during the first quarter of 2009 and $0.2 million during the second quarter of 2009 as a reduction in net sales.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Historically, and during most of 2008, there were at least two major marine dealer floor plan financing institutions.  At the end of 2008, one of these institutions announced that it would cease floor plan lending to all unaffiliated dealers including those in the marine industry.  Subsequent to June 30, 2009, an amendment to the current agreement with one of its lenders has been executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which will expire June 30, 2010.  The Company has contractual repurchase agreements with two additional lenders with an aggregate remaining repurchase obligation of approximately $2.1 million which effectively expire June 30, 2010.  Effective July 1, 2009, the Company has an aggregate remaining repurchase obligation dollar limit of approximately $6.5 million with these three financing institutions.

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

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	70	70	140	140
Expected return on plan assets	(66)	(109)	(132)	(218)
Amortization of net losses	59	-	118	-
Net periodic benefit cost (credit)	$63	$(39)	$126	$(78)

The Company does not currently expect to make any contributions to this plan in 2009.

13.	FAIR VALUE MEASUREMENTS

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2009:

	Fair value Measurements at June 30, 2009 with
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Trading securities	$4,010	$-	$-
Available for sale securities	$45,515	$-	$-

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

Our production levels were maintained at very low levels during the first six months of 2009 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from continued problems in the housing market, high fuel prices and concern regarding a general economic slowdown.  In the second quarter of 2009, our production levels were significantly lower than the levels during the second quarter of 2008.  Despite ongoing cost reduction efforts, the Company sustained an operating loss during the second quarter of 2009 primarily due to manufacturing cost inefficiencies as a result of very low production levels and sales to dealers, as well as additional costs recorded for our dealer inventory reduction programs.  However, as a result of our inventory reduction efforts, our dealer inventory levels are down 45% in comparison to the same period in 2008.  Consistent with the overall reduction in demand for recreational products, including fiberglass boats, our unit backlog at the end of the quarter has declined significantly in comparison to this time last year.

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

Marine Products does not believe that there are any near-term catalysts which will improve the retail selling environment for our products, and as a result, we have continued to maintain lower production levels in order to manage dealer inventory.  We have accomplished this by plant consolidation in the fourth quarter of 2008 and additional workforce reductions, as well as periodically idling our manufacturing operations on a regular, planned schedule.  In addition, the weak selling environment and dealer inventory levels required us to develop sales incentive programs in 2009 designed to sell dealer boat inventory.  We developed a new retail incentive program to be in effect during the 2009 spring retail selling season, which has been in effect through the second quarter of 2009.  We believe that this program benefited our dealers by enhancing their short-term financial results, and we believe that this program will benefit our dealers and the Company by enabling us to produce and sell current-year models when retail demand returns.  However, the cost of this retail incentive program related to prior year model inventory  contributed to us realizing a significant operating loss for the second quarter of 2009.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2009 and 2008 follow:

($ in thousands)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Total number of boats sold	219	1,118	529	2,520
Average gross selling price per boat	$51.6	$47.1	$47.8	$45.8
Net sales	$8,188	$55,734	$21,438	$121,276
Percentage of cost of goods sold to net sales	148.5%	80.2%	121.4%	79.8%
Gross (loss) profit margin percent	(48.5)%	19.8%	(21.4)%	20.2%
Percentage of selling, general and administrative expenses to net sales	28.6%	11.9%	30.3%	12.3%
Operating (loss) income	$(6,310)	$4,407	$(11,067)	$9,612
Warranty expense	$188	$930	$835	$2,174

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Net sales for the three months ended June 30, 2009 decreased $47.5 million or 85.3 percent compared to the comparable period in 2008. The change in net sales was due primarily to an 80.4 percent decrease in the number of boats sold partially offset by a 9.6 percent increase in the average gross selling price per boat. Unit sales among all models declined significantly compared to the prior year, due to our dealers meeting retail demand by liquidating existing inventory. Sales of the Chaparral Sunesta Wide Techs and Xtremes and sales of several Premiere Sports Yachts during the quarter accounted for the increase in the average selling price per boat. In the second quarter of 2009, sales outside of the United States accounted for approximately 33.9 percent of net sales compared to 37.9 percent of net sales in the prior year. Also contributing to the decrease in net sales were the costs totaling approximately $3.7 million associated with programs for reductions of non-current models in dealer inventories. This program provided additional sales incentives and was recorded as a reduction in net sales.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended June 30, 2009 were $2.3 million compared to $6.6 million for the comparable period in 2008, a decrease of $4.3 million or 64.6 percent.  The decrease in selling, general and administrative expenses was primarily due to decreases in expenses which vary with sales and profitability, as well as the impact of ongoing cost reduction measures.  Warranty expense was 2.3 percent of net sales for the three months ended June 30, 2009 compared to 1.7 percent in the prior year.

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

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Net sales for the six months ended June 30, 2009 decreased $99.8 million or 82.3 percent compared to the comparable period in 2008. The change in net sales was due primarily to a 79.0 percent decrease in the number of boats sold partially offset by a 4.4 percent increase in average gross selling price per boat. Unit sales among all models declined significantly compared to the prior year.  Sales of the Chaparral Sunesta Wide Techs and Xtremes in addition to the sales of several Premiere Sports Yachts accounted for the increase in the average selling price per boat. For the six months ended June 30, 2009, sales outside of the United States accounted for approximately 34.6 percent of net sales compared to 34.9 percent of net sales in the prior year. Also contributing to the decrease in net sales were the costs totaling approximately $4.7 million associated with programs for reductions of non-current models in dealer inventories. This program provided additional sales incentives and was recorded as a reduction in net sales.

Cost of goods sold for the six months ended June 30, 2009 was $26.0 million compared to $96.8 million for the comparable period in 2008, a decrease of $70.8 million or 73.1 percent. Cost of goods sold, as a percentage of net sales, increased primarily as the result of significant manufacturing cost inefficiencies due to very low production volumes and sales.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the six months ended June 30, 2009 were $6.5 million compared to $14.9 million for the comparable period in 2008, a decrease of $8.4 million or 56.4 percent. The decrease in selling, general and administrative expenses was primarily due to the variable nature of many of these expenses, including incentive compensation, which declined as a percentage of sales consistent with lower sales and profitability, and warranty expense. Also, salary, research and development and advertising expenses were lower due to cost control measures instituted in the past year.

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

Historically, and during most of 2008, there were at least two major marine dealer floor plan financing institutions.  At the end of 2008, one of these institutions announced that it would cease floor plan lending to all unaffiliated dealers including those in the marine industry.  Subsequent to June 30, 2009, an amendment to the current agreement with one of its lenders has been executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which will expire June 30, 2010.  The Company has contractual repurchase agreements with two additional lenders with an aggregate remaining repurchase obligation of approximately $2.1 million which effectively expire June 30, 2010.  Effective July 1, 2009, the Company has an aggregate remaining repurchase obligation dollar limit of approximately $6.5 million with these three financing institutions.

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

In connection with the amendment to the Company’s financial statements described in the introductory Explanatory Note and Items 1 and 2 of Part I of this Amendment No. 1, the Company re-evaluated the effectiveness of the design and operation of its disclosure controls as of the end of the fiscal quarter ended June 30, 2009.  In connection therewith, the Company identified a material weakness in internal control over financial reporting.  As disclosed in Note 2 to the consolidated financial statements included in this amended Quarterly Report on Form 10-Q, the Company has restated the financial statements for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, to correct misclassifications in the reporting of certain dealer incentive costs. The restatement relates to the classification of certain dealer incentive costs that were recorded as selling, general and administrative expenses rather than as a reduction in net sales.  The identification of these misclassifications arose during the annual financial statement audit.  Because of this material weakness, the Company concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Although the Company believes that it had designed effective controls related to accounting for dealer incentive costs as of the end of each quarter, the operating effectiveness of these controls was inadequate. In order to improve the operating effectiveness of these controls, the Company implemented extensive and comprehensive technical accounting reviews of these dealer incentive costs. In March 2010, management determined the appropriate classification of the aforementioned dealer incentive costs and believes the reinforced monitoring review will remediate this material weakness.

Changes in internal control over financial reporting – Other than as set forth in this Form 10-Q/A, management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

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

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	10.1	Summary of Compensation Arrangements with Executive Officers as of April, 1, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on August 5, 2009)

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

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