Form 10-Q/A
period 2009-09-30
MARINE PRODUCTS CORP
filed 2010-03-10
CIK 1129155

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

Marine Products Corporation

EXPLANATORY NOTE

On March 4, 2010, management of Marine Products Corporation (“MPC” or the “Company”), with the concurrence of the Audit Committee of the Company’s Board of Directors, concluded that the consolidated financial statements as of and for the three and nine months ended September 30, 2009, presented in MPC’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (“Third Quarter Form 10-Q”), filed on November 5, 2009, incorrectly reflected certain dealer  incentive costs as part of selling, general and administrative expenses rather than as a reduction in net sales.  As a result, the Company determined that the Third Quarter Form 10-Q should not be relied upon and is being restated, as discussed below.

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

In addition, this Third Quarter Form 10-Q/A reflects the revision of management’s discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; and new certifications filed as exhibits in Item 6 of Part II.

This Third Quarter Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Third Quarter Form 10-Q except in connection with the foregoing. Accordingly, except as otherwise set forth herein, this Third Quarter Form 10-Q/A speaks as of November 5, 2009, the date of the filing of the third quarter Form 10-Q, and should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS, AS RESTATED

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS		(Note 1)

Cash and cash equivalents	$973	$4,622
Marketable securities	24,190	8,799
Accounts receivable, net	2,722	5,575
Inventories	16,073	22,453
Income taxes receivable	5,587	2,464
Deferred income taxes	666	1,116
Prepaid expenses and other current assets	1,198	1,681
Total current assets	51,409	46,710
Property, plant and equipment, net	13,599	14,579
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	23,354	37,953
Deferred income taxes	2,771	2,934
Other assets	4,996	4,344
Total assets	$99,902	$110,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,114	$1,437
Accrued expenses and other liabilities	6,937	12,281
Total current liabilities	10,051	13,718
Pension liabilities	5,792	5,285
Other long-term liabilities	346	501
Total liabilities	16,189	19,504
Common stock	3,690	3,643
Capital in excess of par value	-	-
Retained earnings	81,021	88,535
Accumulated other comprehensive loss	(998)	(1,389)
Total stockholders’ equity	83,713	90,789
Total liabilities and stockholders’ equity	$99,902	$110,293

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	RESTATED		RESTATED
	2009	2008	2009	2008

Net sales	$7,011	$31,582	$28,449	$152,858
Cost of goods sold	7,596	26,478	33,616	123,263
Gross (loss) profit	(585)	5,104	(5,167)	29,595
Selling, general and administrative expenses	2,755	4,086	9,240	18,965
Operating (loss) income	(3,340)	1,018	(14,407)	10,630
Interest income	420	623	1,257	1,815
(Loss) income before income taxes	(2,920)	1,641	(13,150)	12,445
Income tax (benefit) provision	(1,312)	957	(5,221)	3,733
Net (loss) income	$(1,608)	$684	$(7,929)	$8,712

(Loss) earnings per share
Basic	$(0.04)	$0.02	$(0.22)	$0.24
Diluted	$(0.04)	$0.02	$(0.22)	$0.24

Dividends per share	$-	$0.065	$0.010	$0.195

Average shares outstanding
Basic	36,084	35,824	36,059	35,773
Diluted	36,084	36,476	36,059	36,465

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands)
(Unaudited)

				Capital in Excess of Par Value
	Comprehensive Income (Loss)	Common Stock			Retained Earnings	Accumulated Other
		Shares	Amount				Total
Balance, December 31, 2008		36,425	$3,643	$-	$88,535	$(1,389)	$90,789
Stock issued for stock incentive plans, net		631	63	(204)	—	—	(141)
Stock purchased and retired		(158)	(16)	(1,463)	784	—	(695)
Net loss	$(7,929)	—	—	—	(7,929)	—	(7,929)
Other comprehensive income, net of tax:
Pension adjustment	216	—	—	—	—	216	216
Unrealized gain on securities, net of reclassification adjustment	175	—	—	—	—	175	175
Comprehensive loss	$(7,538)
Dividends declared		—	—	—	(369)	—	(369)
Stock-based compensation		—	—	1,214	—	—	1,214
Excess tax benefits for share - based payments		—	—	453	—	—	453
Balance, September 30, 2009		36,898	$3,690	$-	$81,021	$(998)	$83,713

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

The Company has considered subsequent events through November 5, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

2.	RESTATEMENT

During the first, second and third quarters of 2009 the Company misclassified costs for certain dealer incentive programs as selling general and administrative expenses.  These charges should have been recorded as reductions to net sales. As a result, net sales, gross (loss) profit and selling, general and administrative expenses were misstated in the Third Quarter Form 10-Q and have been restated.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations
For the three months ended September 30, 2009
(in thousands)

	As Reported	Adjustments	As Restated
Net sales	$8,734	$(1,723)	$7,011

Gross (loss) profit	1,138	(1,723)	(585)

Selling, general and administrative expenses	4,478	(1,723)	2,755

Net loss	$(1,608)	-	$(1,608)

Consolidated Statements of Operations
For the nine months ended September 30, 2009
(in thousands)

	As Reported	Adjustments	As Restated
Net sales	$35,158	$(6,709)	$28,449

Gross (loss) profit	1,542	(6,709)	(5,167)

Selling, general and administrative expenses	15,949	(6,709)	9,240

Net loss	$(7,929)	-	$(7,929)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	EARNINGS PER SHARE

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $2.6 million during the fourth quarter of 2008 and approximately $6.3 million during the nine months ended September 30, 2009.   The amount payable to floor plan lenders for inventory repurchases was $2.4 million as of December 31, 2008 and $1.0 million as of September 30, 2009.  As of September 30, 2009, there were $0.9 million of repossessed boats remaining in inventory as the Company has redistributed the majority of repurchased boats among existing and replacement dealers.  The Company recorded costs in connection with these repurchases of approximately $0.8 million during the nine months ended September 30, 2009 as a reduction in net sales.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2009	December 31, 2008
Raw materials and supplies	$9,982	$11,052

Work in process	2,263	5,095

Finished goods	3,828	6,306
Total inventories	$16,073	$22,453

11.	INCOME TAXES

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

Our production levels were maintained at very low levels during the first nine months of 2009 in response to our concerns about dealer and consumer demand for products in our industry, which resulted from continued problems in the housing market, high fuel prices and concern regarding a general economic slowdown.  In the third quarter of 2009, our production levels were significantly lower than the levels during the third quarter of 2008.  Despite ongoing cost reduction efforts, the Company sustained an operating loss during the third quarter of 2009 primarily due to manufacturing cost inefficiencies as a result of very low production levels and very low sales to dealers, as well as additional costs recorded for our dealer inventory reduction programs.  However, as a result of our inventory reduction efforts, our dealer inventory levels are down 64 percent in comparison to the same period in 2008.  Due to our lower production at the end of the third quarter compared to the prior year, our unit backlog at the end of the quarter is slightly higher in comparison to this time last year.

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

While we continued the use of retail sales incentive programs beyond normal dealer incentives during 2009, primarily related to older inventory for the entire 2009 retail selling season, we believe that these programs can be curtailed or eliminated during the 2010 model year.  The costs of these retail sales incentive programs relating to prior year model inventory deepened our operating losses during the nine months ending September 30, 2009, but we believe that they benefited the Company by reducing field inventories significantly and enabling us to meet dealer and retail demand with current model year products.

The Company’s strategy at the present time is continue managing our manufacturing schedule to produce an appropriate quantity of 2010 model-year products in order to meet firm demand and preserve the value of our brand names, while continuing a prudent amount of product development efforts for the future.  In addition, we will continue to monitor dealer field inventory as we begin to ship products produced during the 2010 model year.  We are also monitoring the long-term effects of the protracted downturn in our industry in order to take advantage of opportunities that may arise due to the financial difficulties of other manufacturers.  Such opportunities may include gaining new dealers, increasing market share as other manufacturers become insolvent, and considering appropriate acquisition targets.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2009 and 2008 follow:

($ in thousands)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Total number of boats sold	148	610	677	3,130
Average gross selling price per boat	$47.3	$48.5	$47.7	$46.3
Net sales	$7,011	$31,582	$28,449	$152,858
Percentage of cost of goods sold to net sales	108.3%	83.8%	118.2%	80.6%
Gross (loss) profit margin percent	(8.3)%	16.2%	(18.2)%	19.4%
Percentage of selling, general and administrative expenses to net sales	39.3%	12.9%	32.5%	12.4%
Operating (loss) income	$(3,340)	$1,018	$(14,407)	$10,630
Warranty expense	$507	$545	$1,342	$2,719

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Net sales for the three months ended September 30, 2009 decreased $24.6 million or 77.8 percent compared to the comparable period in 2008. The change in net sales was due primarily to a 75.7 percent decrease in the number of boats sold coupled with a 2.5 percent decrease in the average gross selling price per boat.  Unit sales among all models declined significantly compared to the prior year, due to our dealers meeting the majority of weak retail demand by liquidating existing inventory.  Average gross selling price per boat increased among the Sunesta Wide Techs and Xtremes, partially offset by increased average selling prices in our other product lines, including sales of the Premiere Sport Yachts during the quarter.  In the third quarter of 2009, sales outside of the United States accounted for approximately 26.1 percent of net sales compared to 27.0 percent of net sales in the prior year.   Also contributing to the decrease in net sales were the costs totaling approximately $1.5 million associated with programs for reductions of non-current models in dealer inventories.  This program provided additional sales incentives and was recorded as a reduction in net sales.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended September 30, 2009 were $2.8 million compared to $4.1 million for the comparable period in 2008, a decrease of $1.3 million or 31.7 percent.  The decrease in selling, general and administrative expenses was primarily due to decreases in expenses which vary with sales and profitability, such as incentive compensation, as well as reduced employee headcount.  Warranty expense was 7.2 percent of net sales for the three months ended September 30, 2009 compared to 1.7 percent in the prior year due primarily to approximately $0.4 million in additional warranty expense recognized during the quarter relating to boats sold in prior periods.

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

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Net sales for the nine months ended September 30, 2009 decreased $124.4 million or 81.4 percent compared to the comparable period in 2008. The change in net sales was due primarily to a 78.4 percent decrease in the number of boats sold partially offset by a 3.0 percent increase in average gross selling price per boat.  Unit sales among all models declined significantly compared to the prior year.  Sales of the Chaparral Sunesta Wide Techs and Xtremes in addition to the sales of several Premiere Sports Yachts accounted for the increase in the average selling price per boat.  For the nine months ended September 30, 2009, sales outside of the United States accounted for approximately 32.5 percent of net sales compared to 33.2 percent of net sales in the prior year.   Also contributing to the decrease in net sales were the costs totaling approximately $6.3 million associated with programs for reductions of non-current models in dealer inventories.  This program provided additional sales incentives and was recorded as a reduction in net sales.

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

Selling, general and administrative expenses for the nine months ended September 30, 2009 were $9.2 million compared to $19.0 million for the comparable period in 2008, a decrease of $9.8 million or 51.3 percent.  The decrease in selling, general and administrative expenses was primarily due to the variable nature of many of these expenses, including incentive compensation, which declined as a percentage of sales consistent with lower sales and profitability, and a decline of $1.4 million in warranty expense.  Also, salary, research and development and advertising expenses were lower due to cost control measures instituted in the past year.

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

In connection with the amendment to the Company’s financial statements described in the introductory Explanatory Note and Items 1 and 2 of Part I of this Amendment No. 1, the Company re-evaluated the effectiveness of the design and operation of its disclosure controls as of the end of the fiscal quarter ended September 30, 2009.  In connection therewith, the Company identified a material weakness in internal control over financial reporting.  As disclosed in Note 2 to the consolidated financial statements included in this amended Quarterly Report on Form 10-Q, the Company has restated the financial statements for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, to correct misclassifications in the reporting of certain dealer incentive costs. The restatement relates to the classification of certain dealer incentive costs that were recorded as selling, general and administrative expenses rather than as a reduction in net sales.  The identification of these misclassifications arose during the annual financial statement audit.  Because of this material weakness, the Company concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

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

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	10.1	Modifications to incentive compensation of Mr. Lane (incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 5, 2009)

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

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