Form 10-K
period 2009-12-31
MARINE PRODUCTS CORP
filed 2010-03-10
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                               Accelerated filer ☐                                 Non-accelerated filer ☐                                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2009, the last business day of the registrant’s most recent second fiscal quarter, was $35,263,689 based on the closing price on the New York Stock Exchange on June 30, 2009 of $3.75 per share.

Marine Products Corporation had 37,093,228 shares of common stock outstanding as of February 12, 2010.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

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

           The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements include, without limitation, statements regarding our belief that the loss of our largest customer would not have a significant adverse effect on our financial results; our belief that international sales could produce additional sales growth; our belief that our dealers will complete their liquidation of older models in 2010; our belief that the Wide TechTM bow design may be incorporated on other Chaparral boat models in subsequent model years;  management’s belief that Marine Products is well positioned to take advantage of current market conditions which characterize the industry; our belief that reductions in field inventory levels will allow our dealers to finance future purchases and meet retail demand; our intention to continue seeking the most advantageous purchasing arrangements from our suppliers; our ability to execute our marketing strategy to increase market share by expanding our presence by building dedicated sales, marketing and distribution systems; our intention to continue to strengthen our dealer network and build brand loyalty with dealers and customers; our ability to locate and complete strategic acquisitions that will complement our existing product lines, expand our geographic presence and strengthen our capabilities; our belief that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and nationwide presence, enable us to compete effectively; our belief that we do not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety regulations; our belief that the increase in prices of certain commodities is likely to lead to higher costs in 2010;  our belief that our product liability insurance will be adequate; our intention to pursue acquisitions and form strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our customer base and obtain other competitive advantages; our belief that the ultimate outcome of litigation arising in the ordinary course of business will not have a material adverse effect on our liquidity, financial condition or results of operations; our ability to execute stated business and financial strategies in the future to better manage our Company; management’s belief that net sales will increase in 2010 compared to 2009 and that our operating results will improve and that the downturn in recreational boating has ended; our belief that the production and sales to dealers will increase because retail demand will have to be fulfilled by production from our manufacturing plants rather than by sales of dealer inventory; our belief that our operating results should improve due to higher gross profit from increased production and lower selling, general and administrative expenses; our belief that retail sales will not increase significantly in 2010; our belief that the current financial crisis may have long-term effects on consumer behavior with regard to pleasure boating; our belief that advertising and consumer targeting efforts will benefit the industry and Marine Products; our anticipation that the Company will continue to be challenged by the effect of an uncertain level of consumer demand; expectations about the amount of contributions to our defined benefit plan and capital expenditures during 2010 and the purpose of those capital expenditures; the adequacy of the Company’s capital resources; the amount and timing of future contractual obligations; judgments about the Company’s critical accounting policies; and the effect of various recent accounting pronouncements on the Company, its operating results and financial condition.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Marine Products Corporation to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. These risks involve the outcome of current and future litigation, the impact of interest rates, economic conditions, fuel costs and weather on our business, our dependence on a network of independent boat dealers, the possibility of defaults by our dealers in their obligations to third-party dealer floor plan lenders, and our reliance on third-party suppliers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 11 for a discussion of factors that may cause actual results to differ from our projections.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, sport yacht and sport fishing markets. The Company sells its products to a network of 150 domestic and 38 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive and inboard-powered pleasure boats including SSi Sportboats, SSX Sportdecks, Sunesta Wide TechTM and Xtreme boats, Signature Cruisers, Premiere Sport Yachts and Robalo outboard sport fishing boats. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2009] indicate that Chaparral is the fourth largest manufacturer of 18 to 35 foot sterndrive boats in the United States.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With almost 45 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.

Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an “unsinkable” hull.  The Company believes that Robalo’s share of the outboard sport fishing boat market is approximately four percent.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational, cruiser and sport yacht markets through its Chaparral brand, and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:
Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description
Chaparral - SSi Sportboats	8	18′-28′	$29,000 - $160,000	Fiberglass closed deck runabouts. Encompasses affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups.

Chaparral – SSX Sportdecks	3	24′-28′	$58,000 - $129,000	Fiberglass bowrider crossover sportboats that combine the ride of a sportboat and the usefulness of a deckboat. Marketed as high value runabouts for family groups.

Chaparral - Sunesta Wide TechsTM / Xtremes	8	20′-28′	$49,000 - $138,000
Fiberglass pleasure boats with a high-performance hull design and updated styling. Wide TechTM is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout, the style of a sportboat and the roominess of a cruiser. Xtreme is marketed as a high-performance wakeboard/ski boat with technical features and styling that appeal to wakeboard and ski enthusiasts.

Chaparral - Signature Cruisers	5	27′-37′	$79,000 - $388,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Chaparral – Premiere Sport Yacht	1	42′	$660,000 - $871,000	High value, fiberglass sport yacht with a Wide TechTM bow design marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo - Sport Fishing Boats	10	22′-31′	$54,000 - $290,000	Sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen.

Manufacturing

Marine Products’ manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia.  In 2008 and 2009, the Company temporarily idled its plant located in Valdosta, Georgia in response to the decline in production volumes.  Marine Products utilizes five different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products.   Quality control is conducted throughout the manufacturing process. The Company’s manufacturing operations are ISO 9001: 2008 certified, which is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2008 surpasses previous ISO designations.  Management believes Chaparral is the third largest sterndrive boat manufacturing brand to hold the ISO 9001: 2008 certification.  When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers.  The manufacturing process begins with the design of a product to meet dealer and customer needs.  Plugs are constructed in the research and development phase from designs.  Plugs are used to create a mold from which prototype boats can be built.  Adjustments are made to the plug design until acceptable parameters are met.  The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks.  Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat.  After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

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

Suppliers

Marine Products’ two most significant components used in manufacturing its boats, based on cost, are engines and fiberglass. For each of these, there is currently an adequate supply available in the market.  Marine Products has not experienced any material shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers of these materials adjusting model mixes, introducing new product lines or limiting production in response to industry-wide reduction in boat demand. Marine Products obtains most of its fiberglass from a leading domestic supplier.  Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quality or quantities at acceptable prices.

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer orders. Sterndrive engines are purchased through the American Boatbuilders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA.  Marine Products has an outboard engine supply contract with Yamaha. This engine supply arrangement was not negotiated through the ABA. In the event of a sudden and extended interruption in the supply of engines from these suppliers, our sales and profitability could be negatively impacted. See “Risk Factors” below.

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel, copper and resins made from feedstocks.  The average prices of these commodities was lower in 2009 than in 2008, although prices for these commodities increased during the third and fourth quarters.  See “Inflation” below.

Sales and Distribution

Sales are made through approximately 109 Chaparral dealers, 16 Robalo dealers, and 25 dealers that sell both brands located in markets throughout the United States. A number of our dealers ceased operations during 2009 for various reasons; however, we were able to replace most of them with new dealers who established relationships with us because their manufacturers had shut down production or ceased operations altogether.  Dealers market directly to consumers at boat show exhibitions and in the dealers’ showrooms.  Marine Products also has 38 international dealers. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ eight independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. Due to our significantly lower sales in 2009, one dealer accounted for approximately 13 percent of net sales in 2009.  Since many other dealers have sold enough inventory to begin ordering boats in 2010, the loss of this dealer would not have a significant adverse affect on Marine Product’s financial results.  If Marine Products loses this dealer, we believe that we could attract another strong dealer in this market.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its international sales or risk related to foreign currency fluctuation. Marine Products believes international sales could produce additional sales growth, although the volume of sales to international dealers decreased in 2009 compared to 2008 due to global economic weakness.  International sales are also affected by the value of the U.S. dollar relative to other currencies.  International net sales as a percentage of total net sales were 29.4 percent in 2009, 33.4 percent in 2008 and 23.3 percent in 2007.

Marine Products’ sales orders are indicators of strong interest from its dealers.  Historically, dealers have in most cases taken delivery of all their orders.  The Company attempts to ensure that its dealers do not accept an excessive amount of inventory by monitoring their inventory levels, and during 2009, produced and sold its product to dealers at a much lower level than the level of retail sales.  Knowledge of inventory levels at the individual dealers facilitates production scheduling with very short lead times in order to maintain flexibility, in the event that adjustments need to be made to dealer shipments.  In the past, Marine Products has been able to resell any boat for which the order has been cancelled.

Although some dealers finance their boat inventory with smaller regional financial institutions in local markets, the majority of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions.  Historically, there were at least two major floor plan financing institutions, although one of these institutions ceased its floor plan lending to the marine industry in 2008.  For this reason, a number of lending institutions have considered expanding into the marine floor plan lending business, and several of our dealers have established relationships with these lenders on a limited basis.  Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions.  In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within 10 business days.  When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line.  Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property.  Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders.  In connection with the dealer’s floor plan financing arrangements with these qualified lending institutions, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined.  The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of debt obligation on repossessed boats, up to certain contractually determined dollar limits set by the lender.

During the third quarter of 2009, an amendment to the agreement with one of the lenders was executed to increase the contractual repurchase limit to $9.0 million effective January 1, 2009 with an expiration of June 30, 2010.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $3.2 million with expiration dates ranging from June 30 to December 31, 2010.  As of December 31, 2009, Marine Products’ aggregate remaining contractual obligation to repurchase boats under the floor plan financing programs described above was approximately $5.5 million, although for business reasons, we may decide to purchase additional boats in excess of this contractual obligation. In the event that a dealer defaults under a credit line, the qualified lender may then invoke the manufacturers’ repurchase obligation with respect to that dealer.  In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted.  Unlike Marine Products’ obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers.  Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.  See “Risk Factors” on page 11 for a discussion of the potential impact of the ongoing volatility and lack of liquidity in the financial markets which may impact Marine Products during 2010.

Marine Products’ dealer sales incentive programs are variously designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods.  These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models.  For the 2010 model year (which commenced July 1, 2009), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, inventory reduction rebates, and payment of floor plan financing interest charged by qualified floor plan providers to dealers generally through March 31, 2010.  After the interest payment programs end, interest costs revert to the dealer at rates set by the lender.  A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and their particular lender.

As part of Marine Products’ strategy to assist dealers in reducing their inventories, the Company assisted dealers during 2009 in liquidating non-current models in dealer inventories in addition to the sales incentive programs described above. During the 2009 retail selling season, Marine Products supported its dealers by sharing in the additional cost of retail incentives for non-current models totaling approximately $8.6 million. We believe this effort to liquidate inventory was successful in reducing our dealer field inventories during the current year and that our dealers will complete the liquidation of these older models during 2010.

The sales order backlog as of December 31, 2009 was approximately 845 boats with estimated net sales of approximately $44.4 million.  This represents an approximate 16 week backlog based on recent production levels.  As of December 31, 2008, the sales order backlog was approximately 200 boats with estimated net sales of approximately $7.8 million. The increase in the sales order backlog is the result of significantly lower field inventories and slightly higher dealer orders, which were placed in response to retail demand.  The Company will continue to monitor the number of boats in dealer inventory and is prepared to adjust its production levels as it deems necessary to manage dealer inventory levels.  The Company typically does not manufacture a significant number of boats for its own inventory.  The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

Marine Products has been a leading innovator in the recreational boating industry.  One of the Company’s most innovative designs is the full-length “Extended V-Plane” running surface on its Chaparral boat models.  Typically, sterndrive boats have a several foot gap on the bottom rear of the hull where the engine enters the water.  With the Extended V-Plane, the running surface extends the full length to the rear of the boat.  The benefit of this innovation is more deck space, better planing performance and a more comfortable ride.  Although the basic hull designs are similar, the Company has historically introduced a variety of new models each year and periodically replaces, updates or discontinues existing models.

Another hull design is the Hydro LiftTM used on the Robalo boat models.  This variable dead rise hull design provides a smooth ride in rough conditions.  It increases the maximum speed obtainable by a given engine horsepower and weight of the boat.  Robalo’s current models utilize the Hydro LiftTM design and we plan to continue to provide this design on Robalo models.

A bow design known as the Wide TechTM  was first used on the Chaparral Sunesta Wide TechTM and Xtreme models for the 2008 model year, and for the 2010 model year is being used on Chaparral’s Premiere Sport Yacht, its SSi Wide TechTM Sport Boats, its Sunesta Wide TechTM Sportdecks, its Xtreme Tow Boats and one of its Signature Cruisers.  The Wide TechTM bow design allows the models to have the Extended V-Plane hull, with the features and benefits that this hull design offers.  In addition, the Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat.  Furthermore, it allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models.  This bow design may be incorporated on other Chaparral boat models in subsequent model years.

In support of its new product development efforts, Marine Products incurred research and development costs of $712 thousand in 2009, $1.8 million in 2008 and $1.7 million in 2007.

Industry Overview

For 2009, the recreational boating industry accounted for less than one percent of the United States gross domestic product. The recreational marine market is a mature market, with 2008 (latest data available to us) retail expenditures of approximately $33.6 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”).  Pleasure boats compete for consumers’ free time with all other leisure activities, from computers and video games to other outdoor sports.  Non-active boat owners cite the lack of leisure time as the primary reason for not using their boats.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 70 million adults in the United States participated in recreational boating in 2008, an increase of 5.6 percent compared to the prior year.  There are currently approximately 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.).  Marine Products competes in the sterndrive and inboard boating category with its seven lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats.  More than 90 percent of the Company’s models are sterndrive boats.

Industry sales of new sterndrive boats in the United States during 2009 totaling 21,655 (source: Info-Link Technologies, Inc.) accounted for approximately 36 percent of the total new fiberglass powerboats sold that were between 18 and 35 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $1.0 billion, or an average retail price per boat of approximately $48,000.  Management believes that the five largest states for boat sales are Florida, Texas, California, New York and North Carolina at the present time.  Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories.  The new fiberglass boat market segment with hull lengths of 18 to 35 feet, the primary market segment in which Marine Products competes, represented $2.5 billion in retail sales during 2009. The table below reflects the estimated sales within this segment by category for 2009 and 2008, ranked by 2009 retail sales (source: Info-Link Technologies, Inc.):

	2009		2008
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	21,655	$ 1.0	32,402	$ 2.8
Outboard Boats	28,545	1.0	39,148	2.2
Inboard Boats	6,880	0.4	9,653	1.0
Jet Boats	2,522	0.1	3,364	0.1
TOTAL	59,602	$ 2.5	84,567	$ 6.1

Chaparral’s products are categorized as sterndrive and inboard boats and Robalo’s products are categorized as outboard boats.

Although the recreational boat manufacturing market remains highly fragmented, Brunswick Corporation and Genmar Holdings, Inc. have acquired a number of recreational boat manufacturing operations, although Genmar Holdings sold or liquidated a number of its divisions in 2009 and early 2010 as a result of its bankruptcy proceedings.  We estimate that the boat manufacturing industry includes over 130 sterndrive manufacturers and over 300 outboard boat manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2009 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a market share of approximately 53 percent.  Chaparral’s market share in units during the period was 8.1 percent, which represents an increase of 0.7 percent compared to the 12 months ended December 31, 2008. Chaparral’s market share increased in all the sizes of boats that we manufacture, but particularly among boats that are 21 to 35 feet in length. We attribute the relatively larger increase in market share of this segment to Chaparral’s long-term strategy of designing, building, and selling larger boats which carry higher average selling prices.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing for our dealers and customers, weather, fuel prices, tax laws, demographics and consumers’ leisure time.  Also, the value of residential and vacation real estate in strong boating states such as California and Florida influences recreational boat sales.   In addition, inflation, the cost of certain components and the impact of environmental regulation have increased the cost of boats in recent years.  As the cost of certain raw materials used in the manufacturing process has increased, the cost of boat ownership increases as well, which has prompted consumers either to buy a smaller or less expensive boat or defer or forego their purchase.  Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

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

•    a lack of financial strength among retail boat dealers and many manufacturers, and tight credit availability by floor plan lenders; and

•    a high degree of fragmentation and competition among the more than 130 sterndrive and 300 outboard recreational boat manufacturers.

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of sterndrive boats declined at a compounded annual rate of approximately 21 percent between 2006 and 2008.  During this period, Marine Products experienced a compound annual decline rate of approximately 24 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines. However, the Company’s strategy in 2009 was to reduce dealer inventories dramatically.  As a result, the Company’s unit sales declined in 2009 by more than 73 percent in comparison to 2008.  Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 5.9 percent in fiscal 1996 to 8.1 percent during the nine months ended September 30, 2009 (the most recent information provided to us by Statistical Surveys, Inc.). Market share is greater than this in several of our larger boat models, reflecting the success of our strategy to build and sell large boats with higher average selling prices.  The Company continues to expand its product offerings in the outboard boat market and by improvement of existing models and expansion into larger boats within its sterndrive and inboard offerings.

During 2009 we reduced our production levels drastically as compared to 2008. This action allowed our dealers to reduce their inventories, thus supporting their efforts to remain solvent and preparing them to sell updated models to consumers when demand returns.  Also, lower inventories assisted our dealers in their relationships with floor plan lenders, who curtailed credit availability and increased borrowing costs during 2009.  Consequences of this production change in 2009 were additional headcount reductions as well as periodic, scheduled idling of our production facilities. In 2009 we also supported our dealers through retail incentive programs, which included financial support in the form of additional  incentives during the traditional peak retail selling season. This strategy negatively impacted our 2009 financial results because of the lower sales and gross margin due to these incentives provided for non-current models in dealer inventories. As a result, our field inventories at the end of 2009 are at their lowest levels since 1996 which will allow our dealers to finance future purchases of updated models and meet retail demand for updated products.

Marine Products’ operating strategy emphasizes innovative designs and manufacturing processes, by producing a high quality product while seeking to lower manufacturing costs through increased efficiencies in our facilities. In the current and projected near-term depressed selling environment for our products, our operating strategy also includes producing fewer models, with fewer options and more standard features, in order to maximize profitability at lower production levels and reduce the amount and value of inventory our dealers are forced to carry.  In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third-party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 13 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 188 dealers located throughout the United States and internationally.  Our strategy is to increase selectively the quantity of our dealers, and work to improve the quality and effectiveness of our entire dealer network. We have implemented a marketing program for potential new dealers which emphasizes our financial strength and product quality as an alternative to many competitors who are less financially stable and less able to support their dealers with quality products and good service.  During 2009 we lost a number of dealers who exited the business; however, we gained almost as many new dealers as we lost because dealers who sell other brands approached us as their manufacturer became insolvent or ceased production.  Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction.  Marine Products believes that the depressed selling environment for our industry provides an opportunity for us to strengthen our dealer network and build brand loyalty with both dealers and customers because Marine Products is better capitalized than most of its competitors.

A component of Marine Products’ overall strategy is to consider making strategic acquisitions in order to complement existing product lines, expand its geographic presence in the marketplace and strengthen its capabilities depending upon availability, price and complementary product lines.  We considered several potential targets during 2009 and intend to continue doing so in 2010.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales in 2009.  According to Statistical Surveys, Inc., the companies set forth below represent approximately 74 percent of all United States retail sterndrive boat registrations for the nine months ended September 30, 2009.

1.	Bayliner *
2.	Sea Ray *
3.	Tahoe
4.	Chaparral
5.	Glastron
6.	Four Winns
7.	Stingray
8.	Crownline
9.	Cobalt
10.	Regal

The outboard engine powered market has a large breadth and depth, accounting for approximately 75 percent traditional powerboat unit sales during 2008 (the latest year available).  Robalo’s share of the outboard sport fishing boat market during the nine months ended September 30, 2009 was approximately four percent.  Primary competitors for Robalo during 2009 included Sea Hunt, Triton, Grady-White, Sea Fox, Boston Whaler*, Century, Hydra Sports, Everglades and Parker.

* Division or subsidiary of Brunswick Corporation.

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

During 2009 the U.S. Environmental Protection Agency (EPA) adopted regulations stipulating that many marine propulsion engines manufactured for the 2010 model year and later meet an air emission standard that requires fitting a catalytic converter to the engine.  These regulations also require, among other things, that the engine manufacturer provide a warranty that the engine meets EPA emission standards.  The majority of the engines used in Marine Products’ Chaparral product line and all of the engines used in the Company’s Robalo product line are subject to these regulations.  These regulations are similar to regulations adopted by the California Air Resources Board in 2007, but apply to all U.S. states and territories.  This regulation will increase the cost of the majority of the Company’s sterndrive products.  The additional cost of complying with these EPA regulations may reduce Marine Products’ profitability, because the Company may have to absorb the increased cost.  It may also reduce Marine Products’ net sales, because the increased cost of owning a boat may force consumers to buy a smaller or less expensive boat or forego a boat purchase, and because increased product cost will reduce the amount of inventory that Marine Products’ dealers can carry, thus reducing retail consumers’ choices.

Employees

As of December 31, 2009, Marine Products had approximately 300 employees (a reduction from approximately 440 at December 31, 2008), of whom six were management and 27 administrative.  In response to the significant decline in consumer demand for our products and lower production, the Company has maintained a significantly smaller work force during the latter part of 2008 and throughout 2009 in an effort to align costs with lower sales.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2009, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

During 2008 Chaparral was granted a design patent on its Wide TechTM hull design by the U.S. Patent and Trademark Office.  The patent has a term of 14 years and protects the Wide TechTM hull currently used on the Sunesta Wide TechTM and Xtreme, 400 Premiere, SSi Wide TechTM and one of its Signature Cruisers from being used by other pleasure boat manufacturers.  Marine Products believes that this patent is important to its business.

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

Inflation

During the third and fourth quarters of 2008, the Company experienced dramatic declines in the prices of certain material and component costs, especially for copper, stainless steel, and resins that have hydrocarbon feedstocks.  During 2009, the prices of some of these commodities at first stabilized and then increased.  At the end of 2009 and in the beginning of 2010, prices continued to increase.  This increase in commodity prices is likely to lead to higher materials costs in 2010. The impact of the fluctuations in commodities prices on the Company’s operating results in 2009 was not material due to low production volumes.  However, since the Company is increasing production in 2010 it is likely that such increases will negatively impact the Company’s operating results if they continue.  Also, given low retail consumer demand for the Company’s products at the present time, we cannot be confident that the Company will be able to institute price increases to its dealers in the event that the prices of its raw materials and components increase in the future.

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

Item 1A.  Risk Factors

Economic Conditions, Unavailability of Credit and Consumer Confidence Levels Affect Marine Products’ Sales Because Marine Products’ Products are Purchased with Discretionary Income

During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political or economic uncertainty, Marine Products will be negatively affected to the extent consumers forego or delay large discretionary purchases pending the resolution of those uncertainties.  The recent financial crisis and deep, enduring recession may have long-term effects on consumer behavior with regard to pleasure boating as well.  Current and potential future lower returns on financial assets may force consumers to delay retirement, or to choose more modest lifestyles when they do retire.  In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller or less expensive boats.  Tight lending and credit standards, such as those currently in use by lenders in the United States, can make loans for boats harder to secure, and such loans may carry unfavorable terms, which may force consumers to forego boat purchases.  These factors have also resulted in the past, and may continue to result in the future, in a reduction in the quality and number of dealers upon which Marine Products relies to sell its products.

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

           Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers.  In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network.  The credit crisis and financial market volatility that occurred in late 2008 and extended into 2009 caused disruptions among dealer floor plan lenders.  While dealer floor plan credit is currently available for many of our dealers during the 2010 model year, it is less available and more costly than in prior years.  Such factors may have reduced the availability of floor plan loans to our dealers, increased the cost of financing, and may change the limits under which Marine Products or its subsidiaries are required to repurchase inventory in the event of a dealer default.  Any of these factors negatively impact Marine Products’ sales and profitability.

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

Marine Products’ Dependence on its Network of Independent Boat Dealers may Affect its Operating Results and Sales

Virtually all of Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service.  The Company faces intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers.  The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales.  A deterioration in the number or quality of Marine Products’ network of independent boat dealers which occurred during the current depressed selling environment, has had and could continue to have a material adverse effect on its boat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its business plans.

Although Marine Products’ management believes that the quality of its products and services in the recreational boating market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current sales levels. In addition, independent dealers in the recreational boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of Marine Products’ dealers in the future if the surviving entity in any such consolidation purchases similar products from a Marine Products competitor.  During the current depressed selling environment, some boat dealers included within the Marine Products’ dealer network ceased operations and this trend may continue given the current adverse business environment in which boat dealers operate.  See “Business Strategies” above.

Marine Products’ Financial Condition and Operating Results may be Adversely Affected by Boat Dealer Defaults

The Company’s products are sold through dealers and the financial health of these dealers is critical to the Company’s continued success.  The Company’s results can be negatively affected if a dealer defaults because Marine Products or its subsidiaries may be contractually required to repurchase inventory up to certain limits, although for business reasons, the Company may decide to purchase additional boats in excess of this contractual obligation.

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future.

In 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales has on the Company’s operating results and cash flows.  The Company experienced lower rates of absorption of its fixed costs and in 2009 reported operating and net losses for the first time in its history as a public company.  This prolonged downturn in the Company’s sale of boats may continue to have an adverse affect in 2010 and in future periods beyond 2010.  In addition, the Company’s ability to reduce its fixed costs in the future to respond to potential future reduced net sales is limited.

Marine Products’ Sales are Affected by Weather Conditions

Marine Products’ business is subject to weather patterns that may adversely affect its sales. For example, drought conditions, or merely reduced rainfall levels, or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in some locations. Hurricanes and other storms could cause disruptions of our operations or damage to our boat inventories and manufacturing facilities.

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

Because Marine Products Relies on Third-party Suppliers, Marine Products may be Unable to Obtain Adequate Raw Materials and Components

Marine Products is dependent on third-party suppliers to provide raw materials and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the materials necessary to meet present production demands, there can be no assurance that these relationships will continue, that these suppliers will remain in operation given the extended business downturn in the recreational boating industry or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in construction materials or the inability of Marine Products’ management to purchase construction materials required to complete its growth and acquisition strategies could cause a reduction in Marine Products’ profit margins or reduce the number of boats Marine Products may be able to produce for sale.

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

If Marine Products is Unable to Comply with Environmental and Other Regulatory Requirements, its Business may be Exposed to Liability and Fines

Marine Products’ operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.  While Marine Products believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local regulations, there can be no assurance that Marine Products will be able to continue to maintain all requisite licenses and permits and comply with applicable laws and regulations. The failure to satisfy these and other regulatory requirements could cause Marine Products to incur fines or penalties or could increase the cost of operations. The adoption of additional laws, rules and regulations could also increase Marine Products’ costs.

The U.S. Environmental Protection Agency (EPA) recently adopted regulations affecting many marine propulsion engines manufactured for the 2010 model year and later.  This regulation will increase the cost of boats subject to the regulation, which may either reduce the Company’s profitability or reduce sales.

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

Marine Products’ Suspension of its Dividends Payable on Common Shares may Reduce the Return on Investment in Marine Products’ Stock

In April 2009, the Company suspended its cash dividend per common share which may adversely affects the stockholders’ return on investment in the Company’s shares.

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

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 74 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third-party from acquiring control of Marine Products at a premium.

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

The Insurance Companies that Insure a Number of Marine Products’ Marketable Securities have been Downgraded, Which may Cause Volatility in the Market Prices of our Marketable Securities

Marine Products maintains a diversified portfolio of investment-grade municipal debt securities managed by a large, well-capitalized financial institution.   A number of these securities are insured by large insurance companies.  Due to the problems confronting the financial system over the past few years, these insurance companies have become much less active in issuing credit insurance of municipal debt securities, either because they have exited the business or merged with other insurance companies.  Our investment manager selects securities based on the credit quality of the underlying securities rather than the credit rating of the insurer, if any, and all of our securities have credit ratings which are within our investment policy guidelines. However, this disruption among insurers of municipal debt securities, as well as the fact that many municipalities are struggling due to lower tax revenues, increase the volatility of the market prices of these marketable securities.  The market prices of these securities may continue to be volatile during periods of uncertainty in the bond insurance industry.

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

Chaparral owns and maintains approximately 1,011,000 square feet of space utilized for manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. In addition, the Company leases 83,000 square feet of manufacturing space at the Robalo facility in Valdosta, Georgia, under a long-term arrangement expiring in 2014.  During the fourth quarter of 2008, the Robalo facility was temporarily idled and production of these boats was moved to the Nashville facility.  There are no plans or current intentions to dispose of the facilities in Valdosta, Georgia.  The Company also leases 111,000 square feet of warehouse space in Nashville, Georgia under a long-term arrangement expiring in 2018.  Marine Products’ total square footage under roof is allocated as follows: manufacturing — 712,000, research and development — 67,200, warehousing — 294,500, office and other — 131,400.

Item 3.  Legal Proceedings

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4.  Reserved

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	78	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	65	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	67	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	73	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	49	2/28/01
Vice President, Chief Financial Officer and Treasurer

(1)
R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down from the position of Chief Executive Officer effective in 2003.  He has served as Chairman of the Board of Marine Products since 2001 and Chairman of the Board of Rollins, Inc. since 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)
Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been the President of RPC since 1987 and its Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3)
James A. Lane, Jr. has held the position of President of Chaparral Boats (formerly a subsidiary of RPC) since 1976. Mr. Lane has been Executive Vice President and Director of Marine Products since it was spun off in 2001. He is also a director of RPC and has served in that capacity since 1987.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.”  At February 12, 2010, there were 37,092,228 shares of common stock outstanding.

At the close of business on February 12, 2010, there were approximately 2,400 beneficial holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2009 and 2008 were as follows:

	2009			2008
Quarter	High	Low	Dividends	High	Low	Dividends
First	$5.62	$2.99	$0.01	$9.23	$6.49	$0.065
Second	5.06	3.25	0.00	8.53	6.56	0.065
Third	5.94	3.65	0.00	9.75	6.05	0.065
Fourth	5.87	3.88	0.00	8.65	3.58	0.065

On April 28, 2009, the Board of Directors voted to suspend the quarterly cash dividend to common stockholders.

Issuer Purchases of Equity Securities

In accordance with actions by the Company’s Board of Directors, an aggregate of 8,250,000 shares have been authorized for repurchase in connection with a stock buy back program announced in 2001, and subsequent increases to this program announced in 2005 and 2008.   These programs do not have predetermined expiration dates.  A total of 4,925,157 shares have been repurchased in the open market under these programs as of December 31, 2009.  There were no shares repurchased during the fourth quarter of 2009.  As of December 31, 2009, a total of 3,324,843 shares remain available for repurchase under these programs.

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

The Russell 2000 is used because the Company became a component of the Russell 2000 in 2004, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks.  During 2009 the components of the Russell 2000 had an average market capitalization of $1.019 billion.

The graph below assumes the value of $100.00 invested on December 31, 2004.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2009		2008	2007	2006	2005
Statement of Operations Data:
Net sales	$39,439		$175,622	$244,273	$261,378	$272,057
Cost of goods sold	45,996		143,677	191,810	201,971	202,936
Gross (loss) profit	(6,557)		31,945	52,463	59,407	69,121
Selling, general and administrative expenses	12,606		23,146	30,228	32,474	33,557
Operating (loss) income	(19,163)		8,799	22,235	26,933	35,564
Interest income	1,663		2,420	2,590	2,502	1,330
(Loss) income before income taxes	(17,500)		11,219	24,825	29,435	36,894
Income tax (benefit) provision	(6,807)		3,633	8,402	9,121	10,671
Net (loss) income	$(10,693)		$7,586	$16,423	$20,314	$26,223
(Loss) earnings per share:
Basic	$(0.30)		$0.21	$0.44	$0.54	$0.69
Diluted	$(0.30)		$0.21	$0.43	$0.52	$0.65
Dividends paid per share	$0.01		$0.26	$0.24	$0.20	$0.16
Other Financial and Operating Data:
Gross (loss) profit margin percent	(16.6)%		18.2%	21.5%	22.7%	25.4%
Operating margin percent	(39.5	) %	5.0%	9.1%	10.3%	13.1%
Net cash (used for) provided by operating activities	$(9,036)		$14,045	$16,431	$23,997	$19,366
Net cash provided by (used for) investing activities	7,416		(2,255)	(41,391)	(1,351)	(2,023)
Net cash used for financing activities	(429)		(10,401)	(26,263)	(8,494)	(26,356)
Capital expenditures	$85		$329	$1,263	$1,667	$1,118
Employees at end of year	307		441	1,073	1,089	1,065
Factory and administrative space at end of year (square ft.)	1,205		1,205	1,205	1,149	1,149
Balance Sheet Data at end of year:
Cash and cash equivalents	$2,573		$4,622	$3,233	$54,456	$37,602
Marketable securities — current	23,328		8,799	8,870	652	1,323
Marketable securities — non-current	16,117		37,953	36,087	3,715	5,893
Inventories	19,487		22,453	33,159	29,556	26,856
Working capital	46,065		32,992	36,113	76,506	61,341
Property, plant and equipment, net	13,310		14,579	15,944	16,641	17,252
Total assets	98,249		110,293	118,726	124,179	108,805
Total stockholders’ equity	$81,512		$90,789	$93,757	$101,401	$87,688

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with “Selected Financial Data” and “Financial Statements and Supplementary Data.” See also “Forward-Looking Statements” on page 2.

Overview

Marine Products, through our wholly owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail consumers. These dealers are located throughout the continental United States and in several international markets. Most of these dealers finance their inventory through third-party floor plan lenders, who pay Marine Products upon delivery of the products to the dealers.

We manage our Company by focusing on the execution of the following business and financial strategies:

●	Manufacturing high-quality, stylish, and innovative powerboats for our dealers and retail consumers,
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
●
Maximizing stockholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of the Company’s common stock on the open market, and

●	Aligning the interests of our management and stockholders.

In implementing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions. We also consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies. Marine Products’ financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

During 2009, the industry continued the trend of lower wholesale and retail sales that began in the fourth quarter of 2005.  High fuel prices and the problems in the residential mortgage market which came to light in 2007 had a continuing impact on both consumer confidence as a whole, as well as consumer spending decisions in popular boating areas such as Florida and Southern California.  In addition, the financial crisis which intensified in late 2008 and continued through 2009 reduced the availability of floor plan credit for our dealers, which in turn reduced their capacity to accept deliveries of new products from us.  The Company believes that the current boating cycle has reached a trough, but there are no near-term catalysts which will improve the retail selling environment for our products.  However, as a result of our prior curtailment of production, our dealer inventories have reached historically low levels.  As a result, we have increased production during the fourth quarter of 2009 in order to meet dealer and expected retail demand for new models. During 2009, the weak financial condition of a number of our dealers, combined with the lack of availability of floor plan lending, required us to assist our dealers in the liquidation of their inventory of non-current models.  This financial support negatively impacted our financial results during 2009, but we do not believe that there will be any additional impact on our financial results from further financial support of our dealer network to liquidate non-current models.  However, management will continue to monitor dealer inventory levels and the risk of additional dealer defaults and resulting repurchase obligations.

We monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2009 (latest data available to us), Chaparral’s market share in the 18 to 35 foot sterndrive category was 8.1 percent, an increase from our market share in the same category for the twelve months ended December 31, 2008 of 7.4 percent.  This increase was concentrated in the larger 21 to 35 foot size boats in our market. We believe this was the result of two factors: the execution of our stated strategy of selling larger, more profitable boats, and the strategy of certain of our competitors, who have built and sold a large number of entry-level smaller boats which are constructed in offshore manufacturing plants with lower cost labor.  Although we will continue to monitor our market share and believe it to be important, we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

    Management believes that net sales will increase in 2010 compared to 2009 and that our operating results will improve.  This belief is based on indications that the downturn in recreational boating has ended, and the fact that our dealer inventories are at historically low levels.  While retail demand may not increase significantly in 2010, our production and sales to dealers will increase because retail demand will have to be fulfilled by production from our manufacturing plants rather than by sales of dealer inventory to retail consumers.  Early indications from winter boat shows are that attendance and sales are equal to, or slightly higher than, 2009.  Our operating results should improve due to an improved gross margin from increased production and significantly lower incentive costs.  In addition, the availability of credit from third-party floor plan lenders who provide inventory financing to the vast majority of our dealers has improved for financially stable dealers.  Also, the prolonged drought in several of Marine Products’ major Southeastern markets is over, which enhances the navigability of waterways as well as access to docks, boat ramps and other recreational facilities.    However, we do not believe that retail sales will increase significantly in 2010 due to the prolonged recession and continued weak consumer confidence, which will dampen the enthusiasm for purchases of large discretionary items such as pleasure boats.  In addition, consumer credit remains tight and fuel prices are somewhat higher than at this time last year.  In addition, the current financial crisis may have long-term effects on consumer behavior with regard to pleasure boating.  Current and potential future lower returns on financial assets may force consumers to delay retirement, or to choose more modest lifestyles when they do retire.  In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller, less expensive boats.  Over the past several years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences.  In addition, the recreational boating industry began a promotional program several years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats.  Many manufacturers, including Marine Products, are participating in this program.  Management believes that these efforts will benefit the industry and Marine Products.  We have implemented a marketing program for potential new dealers which emphasizes our financial strength and product quality as an alternative to many competitors who are less financially stable and less able to support their dealers with quality products and good service.  During 2009 we gained a number of new dealers who had previously sold competitors’ products, which served to offset the number of our dealers who exited the business due to bankruptcy or for other reasons.  As in past years, Marine Products enhanced the design of a number of its product lines for the 2010 model year which began on July 1, 2009.  For this model year, Marine Products is emphasizing fewer models with more standard features and fewer options, which will allow dealers with limited financial resources to reduce the quantity of inventory which they are required to carry.

    Our financial results in 2010 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials. We anticipate that the Company will continue to be challenged by the effect of an uncertain level of consumer demand during the winter boat show and 2010 retail selling seasons.

Results of Operations

	Years ended December 31,
($’s in thousands)	2009	2008	2007
Total number of boats sold	963	3,590	5,444
Average gross selling price per boat	$47.1	$46.6	$43.4
Net sales	$39,439	$175,622	$244,273
Percentage of gross (loss) profit margin to net sales	(16.6)%	18.2%	21.5%
Percentage of selling, general and administrative expense to net sales	32.0%	13.2%	12.4%
Operating (loss) income	$(19,163)	$8,799	$22,235
Warranty expense	$2,001	$3,191	$4,958

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Net Sales.  Marine Products’ net sales decreased by $136.2 million or 77.5 percent in 2009 compared to 2008. The decrease was primarily due to a 73.2 percent decrease in the number of boats sold, partially offset by a 1.1 percent increase in the average gross selling price per boat.  Unit sales among all models declined significantly compared to the prior year, as we operated at very low production levels in response to weak industry conditions.  Average gross selling price per boat increased slightly due to sales of the Premiere Sport Yacht during 2009 partially offset by the decrease in average selling prices in our other product lines. Also contributing to the decrease in net sales were the incentive costs totaling approximately $8.6 million associated with liquidating non-current models in dealer inventories.

Cost of Goods Sold.  Cost of goods sold decreased 68.0 percent in 2009 compared to 2008, less than the decrease in net sales. As a percentage of net sales, cost of goods sold increased in 2009 compared to 2008, primarily due to cost inefficiencies resulting from lower production volumes and to a lesser extent higher dealer discounts and retail incentives.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 45.5 percent in 2009 compared to 2008 primarily as a result of costs, including incentive compensation and warranty expense, that vary with the level of Company sales and profitability.  Warranty expense decreased in 2009 due to lower sales.  However, warranty expense was 5.1 percent of net sales in 2009 compared to 1.8 percent of net sales in 2008.  This increase was due primarily to approximately $1.1 million in additional warranty expense recognized during 2009 relating to the unusually high number of claims associated with prior model year boats sold at retail requiring unanticipated repair costs.

Interest Income. Interest income was $1.7 million in 2009 compared to $2.4 million in 2008. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations.

Income Tax Provision.  The income tax (benefit) provision was $(6.8 million) in 2009 compared to $3.6 million in 2008.  The effective tax rate in 2009 was 38.9 percent compared to 32.4 percent in 2008.

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

Income Tax Provision.  The income tax (benefit) provision was $3.6 million in 2008 compared to $8.4 million in 2007.  The effective tax rate in 2008 was 32.4 percent compared to 33.8 percent in 2007.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $2.6 million at December 31, 2009, $4.6 million at December 31, 2008 and $3.2 million at December 31, 2007.  In addition, the aggregate of short-term and long-term marketable securities were $39.4 million at December 31, 2009, $46.8 million at December 31, 2008 and $45.0 million at December 31, 2007.  During 2007 the Company changed its investment strategy towards investments with original maturities greater than three months.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2009	2008	2007
Net cash (used for) provided by operating activities	$(9,036)	$14,045	$16,431
Net cash provided by (used for) investing activities	7,416	(2,255)	(41,391)
Net cash used for financing activities	(429)	(10,401)	(26,263)

2009

Cash provided by operating activities decreased by $23.1 million in 2009 compared to 2008.  This decrease is primarily the result of a decrease in earnings in 2009 compared to 2008 and the very significant reduction in working capital requirements occurring during 2008.  This reduction in working capital requirements was primarily related to the large decline in inventory when production levels declined in response to lower demand and sales.

Cash used for investing activities decreased $9.7 million in 2009 compared to 2008, resulting primarily from lower net purchases of marketable securities in 2009 compared to 2008.

Cash used for financing activities decreased $10.0 million in 2009 compared to 2008 due to a reduction during 2009 in dividends paid per share coupled with the reduction in cash used to repurchase stock on the open market.

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

Cash Requirements

Management expects that capital expenditures during 2010 will be approximately $0.2 million for enhancements to certain manufacturing plants.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  We expect that additional contributions to the Retirement Income Plan of approximately $22,000 will be required in 2010 to achieve the Company’s funding objective.

On April 28, 2009, the Board of Directors voted to suspend the quarterly cash dividend to common stockholders.

The Company has agreements with two employees, which provide for a monthly payment to the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

On January 22, 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares.  As of December 31, 2009, the Company has purchased a total of 4,925,157 shares in the open market under this program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during 2009.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer.  These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased.  The Company incurred obligations for inventory repurchases totaling approximately $6.3 million during 2009 resulting from dealer defaults on floor plan financing.  As of December 31, 2009, there were no payables due to lenders related to repurchased inventory.  There are no repurchased boats remaining in inventory as of December 31, 2009 as all of these boats have been redistributed among existing and replacement dealers.  If additional dealers experience financial difficulty as a result of the current market conditions, the Company may incur additional repurchase obligations under current programs or programs initiated in the future for the 2010 model year.  See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

The Company believes that the liquidity provided by its existing cash and cash equivalents, marketable securities, and cash expected to be generated from operations will provide sufficient capital to meet its requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	293,554	—	—	—	293,554
Operating leases (1)	1,330,543	155,868	317,616	284,659	572,400
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$1,624,097	$155,868	$317,616	$284,659	$865,954

(1)	Operating leases represent agreements for warehouse space and various office equipment.
(2)
As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.

(3)
The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in inventory.  As of December 31, 2009, there are no payables outstanding to floor plan lenders.

Additionally, our liability for unrecognized tax benefits and related interest and penalties was $23,000 as of December 31, 2009.  Management is unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters.

Fair Value Measurements

The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. For defined benefit plan assets classified as Level 3, the values are computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or on net asset values calculated by the fund and not publicly available.

In 2009, the Company transferred trading securities from assets utilizing Level 1 inputs to assets utilizing Level 2 inputs because significant observable inputs in addition to quoted market prices were used to value these trading securities.  Also in 2009, due to market disruptions that led to decreased availability of quoted prices for identical assets, the Company classified available-for-sale securities, consisting primarily of municipal bonds, from assets utilizing Level 1 inputs to assets utilizing Level 2 inputs.

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  During 2009, MPC became contractually obligated to repurchase inventory of approximately $6.3 million as a result of dealer defaults, none of which remains outstanding as of December 31, 2009.  All of these repossessed boats have been redistributed among existing and replacement dealers.

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

During the third quarter of 2009, an amendment to the current agreement with one of the Company’s lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which will expire June 30, 2010.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $3.2 million with expiration dates from June 30, 2010 to December 31, 2010.  As of December 31, 2009, the Company had an aggregate remaining repurchase obligation of $5.5 million with these financing institutions, although in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $713,000 in 2009, $842,000 in 2008, and $957,000 in 2007. The Company’s liability to RPC for these services as of December 31, 2009 and 2008 was approximately $65,000 and $70,000.  The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

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

Sales incentives and discounts – The Company records incentives as a reduction of sales. Using historical trends and management estimates, adjusted for current changes, the Company estimates the amount of incentives that will be paid in the future on boats sold and accrues an estimated liability. The Company offers various incentives that promote sales to dealers, and to a lesser extent, retail customers. These incentives are designed to encourage timely replenishment of dealer inventories after peak selling seasons, stabilize manufacturing volumes throughout the year, and improve production model mix. The dealer incentive programs are a combination of annual volume commitment discounts, and additional discounts at time of invoice for those dealers who do not finance their inventory through specified floor plan financing agreements.  The annual dealer volume discounts are primarily based on July 1 through June 30 model year purchases.  In addition, the Company offers at various times other time-specific or model-specific incentives.

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives.  Settlement of the incentives generally occurs from three to twelve months after the sale.  The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs.  Total incentives recorded in net sales as a percentage of gross sales were 30.3 percent in 2009, 13.3 percent in 2008, and 13.1 percent in 2007.  A 0.25 percentage point change in incentives as a percentage of gross sales during 2009 would have increased or decreased net sales, gross margin and operating loss by approximately $0.1 million.

Warranty costs -The Company records as part of selling, general and administrative expense an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales.  The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur.  Warranty expense as a percentage of net sales was 5.1 percent in 2009, 1.8 percent in 2008, and 2.0 percent in 2007.  Warranty expense as a percentage of net sales increased in 2009 compared to 2008 due primarily to approximately $1.1 million in additional warranty expense recognized during 2009 relating to the unusually high number of claims associated with prior model year boats sold at retail requiring unanticipated repair costs.  A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2009 would have increased selling, general and administrative expenses and reduced operating income by approximately $39,000.

Income taxes - The effective income tax rates were 38.9 percent in 2009, 32.4 percent in 2008, and 33.8 percent in 2007. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

During 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01(ASU 2009-01) titled “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” FASB Accounting Standards CodificationTM (ASC) Topic 105, “Generally Accepted Accounting Principles” has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  References to accounting literature throughout this document have been updated to reflect the codification.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 amends Accounting Standards Codification Topic 820-10, “Fair Value Measurements-Overall.”  The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment.  There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor’s ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. See “NOTE 10: EMPLOYEE BENEFIT PLANS” of the Company’s consolidated financial statements for related disclosures regarding pension assets that do not have readily determinable fair value.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.”  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company adopted these provisions in the fourth quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued certain amendments as codified in ASC 715-20-65, “Compensation – Retirement Benefits, Defined Benefit Plans.” These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets  The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. See “NOTE 10: EMPLOYEE BENEFIT PLANS” of the Company’s consolidated financial statements for related disclosures.

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

In April 2009, the FASB issued certain amendments as codified in ASC 820-10-65, “Fair Value Disclosures.”  ASC 820-10-65 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted these provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in FASB ASC Topic 320-10-65, “Investments — Debt and Equity Securities.” These amendments (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted ASC 320 in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 825-10-65, “Financial Instruments,” that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009.  See “NOTE 8: FAIR VALUE MEASUREMENTS” for related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.”   ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Marine Products holds no derivative financial instruments which could expose Marine Products to significant market risk. Marine Products maintains an investment portfolio, comprised primarily of municipal debt and corporate debt securities, which are subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations.  Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates.  Marine Products’ portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation’s internal control over financial reporting was not effective as a result of the material weakness related to accounting for certain dealer incentive costs as of December 31, 2009.

A “material weakness” is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified a material weakness in our internal control over financial reporting as of December 31, 2009, related to the accounting for certain dealer incentive costs. These dealer incentive costs were improperly classified as selling, general and administrative expenses rather than as a reduction in net sales.  Although the Company believes that it had designed effective controls related to accounting for dealer incentive costs, the operating effectiveness of these controls was inadequate. In order to improve the operating effectiveness of these controls, in March 2010, the Company implemented extensive and comprehensive technical accounting reviews of certain dealer incentive costs on a monthly basis.  In March 2010, management has determined the appropriate classification of the aforementioned dealer incentive costs and believes the reinforced monitoring and review will remediate this material weakness.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2009, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 31.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 10, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Marine Products Corporation

    We have audited Marine Products Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

    A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: inadequate operating effectiveness of the controls related to accounting for dealer incentive costs.

    In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 10, 2010, which expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP
Atlanta, Georgia
March 10, 2010

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
Marine Products Corporation

    We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As described in Note 6 to the consolidated financial statements, the Company adopted new accounting guidance related to the accounting for uncertainty in income tax reporting during 2007.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an adverse opinion thereon.

/s/ Grant Thornton LLP
Atlanta, Georgia
March 10, 2010

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)
December 31,	2009	2008
ASSETS
Cash and cash equivalents	$2,573	$4,622
Marketable securities	23,328	8,799
Accounts receivable, net	1,265	5,575
Inventories	19,487	22,453
Income taxes receivable	6,304	2,464
Deferred income taxes	1,008	1,116
Prepaid expenses and other current assets	2,783	1,681
Current assets	56,748	46,710
Property, plant and equipment, net	13,310	14,579
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	16,117	37,953
Deferred income taxes	3,224	2,934
Other assets	5,077	4,344
Total assets	$98,249	$110,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,972	$1,437
Accrued expenses and other liabilities	8,711	12,281
Current liabilities	10,683	13,718
Pension liabilities	5,689	5,285
Other long-term liabilities	365	501
Total liabilities	16,737	19,504
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 36,883,104 shares in 2009, 36,425,449 shares in 2008	3,688	3,643
Capital in excess of par value	—	—
Retained earnings	78,690	88,535
Accumulated other comprehensive loss	(866)	(1,389)
Total stockholders’ equity	81,512	90,789
Total liabilities and stockholders’ equity	$98,249	$110,293

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
Years ended December 31,	2009	2008	2007
Net sales	$39,439	$175,622	$244,273
Cost of goods sold	45,996	143,677	191,810
Gross (loss) profit	(6,557)	31,945	52,463
Selling, general and administrative expenses	12,606	23,146	30,228
Operating (loss) income	(19,163)	8,799	22,235
Interest income	1,663	2,420	2,590
(Loss) income before income taxes	(17,500)	11,219	24,825
Income tax (benefit) provision	(6,807)	3,633	8,402
Net (loss) income	$(10,693)	$7,586	$16,423
(LOSS) EARNINGS PER SHARE
Basic	$(0.30)	$0.21	$0.44
Diluted	(0.30)	0.21	$0.43
Dividends paid per share	$0.01	$0.26	$0.24

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Three Years Ended December 31, 2009	Comprehensive Income (Loss)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2006		37,908	$3,791	$13,453	$84,875	$(718)	$101,401
Stock issued for stock incentive plans, net		407	41	1,810	—	—	1,851
Stock purchased and retired		(2,297)	(230)	(15,694)	(2,182)	—	(18,106)
Net income	$16,423	—	—	—	16,423	—	16,423
Pension adjustment, net of taxes	476	—	—	—	—	476	476
Unrealized gain on securities, net of taxes and reclassification adjustments	292	—	—	—	—	292	292
Comprehensive income	$17,191
Dividends declared		—	—	—	(9,011)	—	(9,011)
Excess tax benefits for share-based payments		—	—	431	—	—	431
Balance, December 31, 2007		36,018	3,602	—	90,105	50	93,757
Stock issued for stock incentive plans, net		862	87	3,389	—	—	3,476
Stock purchased and retired		(455)	(46)	(4,011)	286	—	(3,771)
Net income	$7,586	—	—	—	7,586	—	7,586
Pension adjustment, net of taxes	(1,345)	—	—	—	—	(1,345)	(1,345)
Unrealized loss on securities, net of taxes and reclassification adjustments	(94)	—	—	—	—	(94)	(94)
Comprehensive income	$6,147
Dividends declared		—	—	—	(9,442)	—	(9,442)
Excess tax benefits for share-based payments		—	—	622	—	—	622
Balance, December 31, 2008		36,425	3,643	—	88,535	(1,389)	90,789
Stock issued for stock incentive plans, net		616	61	226	1,217	—	1,504
Stock purchased and retired		(158)	(16)	(679)	—	—	(695)
Net loss	$(10,693)	—	—	—	(10,693)	—	(10,693)
Pension adjustment, net of taxes	408	—	—	—	—	408	408
Unrealized gain on securities, net of taxes and reclassification adjustments	115	—	—	—	—	115	115
Comprehensive loss	$(10,170)
Dividends declared		—	—	—	(369)	—	(369)
Excess tax benefits for share-based payments		—	—	453	—	—	453
Balance, December 31, 2009		36,883	$3,688	$—	$78,690	$(866)	$81,512

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2009	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(10,693)	$7,586	$16,423
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation expense	1,354	1,694	1,950
Gain on sale of equipment and property	(15)	(14)	-
Stock-based compensation expense	1,645	1,440	1,524
Excess tax benefits for share-based payments	(453)	(622)	(431)
Deferred income tax (benefit) provision	(854)	431	331
(Increase) decrease in assets:
Accounts receivable	4,310	(2,035)	(560)
Inventories	2,966	10,706	(3,603)
Prepaid expenses and other current assets	(1,102)	478	(286)
Income taxes receivable	(3,325)	(521)	(56)
Other non-current assets	(733)	1,286	(1,052)
Increase (decrease) in liabilities:
Accounts payable	535	(3,184)	1,166
Other accrued expenses	(3,570)	(2,013)	660
Other long-term liabilities	899	(1,187)	365
Net cash (used for) provided by operating activities	(9,036)	14,045	16,431
INVESTING ACTIVITIES
Capital expenditures	(85)	(329)	(1,263)
Proceeds from sale of assets	15	14	10
Sales and maturities of marketable securities	22,344	46,024	32,437
Purchases of marketable securities	(14,858)	(47,964)	(72,575)
Net cash provided by (used for) investing activities	7,416	(2,255)	(41,391)
FINANCING ACTIVITIES
Payment of dividends	(369)	(9,442)	(9,011)
Cash paid for common stock purchased and retired	(537)	(1,619)	(17,818)
Excess tax benefits for share-based payments	453	622	431
Proceeds received upon exercise of stock options	24	38	135
Net cash used for financing activities	(429)	(10,401)	(26,263)
Net (decrease) increase in cash and cash equivalents	(2,049)	1,389	(51,223)
Cash and cash equivalents at beginning of year	4,622	3,233	54,456
Cash and cash equivalents at end of year	$2,573	$4,622	$3,233

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

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

The Company has only one reportable segment — its Powerboat Manufacturing business.  The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.  However, due to our significantly lower sales in 2009, one dealer accounted for approximately 13 percent of net sales in 2009.  Since many other dealers have sold enough inventory to begin ordering boats in 2010, the loss of this dealer would not have a significant material adverse affect on the Company’s financial results.  Net sales from the Company’s international dealers were approximately $12,000,000 in 2009, $59,000,000 in 2008 and $57,000,000 in 2007.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2009, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value or retained earnings if capital in excess of par value is eliminated.

Dividend — On March 10, 2009, Marine Products paid a quarterly dividend of $0.01 per common share to stockholders of record at the close of business on February 10, 2009.  There were no additional quarterly dividends paid in 2009.

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
Years ended December 31, 2009, 2008 and 2007

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

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2009 and 2008, the Company had approximately $55,000 and $297,000 in prepaid expenses related to the unamortized product brochure costs.  Advertising expenses totaled approximately $1,206,000 in 2009, $2,421,000 in 2008, and $2,490,000 in 2007.

Sales Incentives and Discounts — Sales incentives including dealer discounts and retail sales promotions are provided for and recorded as a reduction in sales.  The Company records the estimated cost of these incentives at the later of the recognition of the related sales or the announcement of a promotional program.

Cash and Cash Equivalents — Highly liquid investments with original maturities of three months or less are classified as cash equivalents.

Marketable Securities — Marine Products maintains investments at a large, well-capitalized financial institution. Marine Products’ investment policy does not allow investment in any securities rated less than “investment grade” by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Net realized gains (losses) on marketable securities totaled $163,000 in 2009, $425,000 in 2008 and $51,000 in 2007.  Of the total gains (losses) realized, reclassification from other comprehensive income totaled approximately $163,000 in 2009, $425,000 in 2008 and $(35,000) in 2007.  Gross unrealized gains on marketable securities totaled $444,000 at December 31, 2009 and $370,000 at December 31, 2008.  Gross unrealized losses on marketable securities totaled $6,000 at December 31, 2009 and $110,000 at December 31, 2008.  The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

December 31,	2009			2008
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Adjusted Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$35,996	$36,335	$339	$46,492	$46,752	$260
Corporate Obligations	3,011	3,110	99	—	—	—
Total	$39,007	$39,445	$438	$46,492	$46,752	$260

Municipal obligations consist primarily of municipal notes rated A1/P1 or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2010 and 2014.

Corporate backed obligations consist primarily of debentures and notes issued by other companies ranging in maturity from two to five years.  These securities are rated BBB or higher.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2009 and 2008.  Goodwill is reviewed annually for impairment and the potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2009, 2008 or 2007.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 10 for further information regarding these securities.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2009 and 2008 is as follows:

(in thousands)	2009	2008
Balance at beginning of year	$3,567	$4,768
Less: Payments made during the year	(3,164)	(4,392)
Add: Warranty provision for the current year	908	3,348
Changes to warranty provision for prior years	1,092	(157)
Balance at end of year	$2,403	$3,567

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $712,000 in 2009, $1,759,000 in 2008, and $1,746,000 in 2007.

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
Years ended December 31, 2009, 2008 and 2007

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

Stock-Based Compensation — Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 10 for additional information.

Earnings per Share — FASB ASC Topic 260-10 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation.  During 2009, the Company adopted certain amendments to ASC 260-10 which requires that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and included in the calculation of its basic earnings per share.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and therefore are considered participating securities.  See Note 10 for further information on restricted stock granted to employees.

The basic and diluted calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

(In thousands except per share data )	2009	2008	2007
Net (loss) income available for stockholders:	$(10,693)	$7,586	$16,423
Less: Dividends paid
Common Stock	(361)	(9,286)	(8,885)
Restricted shares of common stock	(8)	(156)	(126)
Undistributed (loss) earnings	$(11,062)	$(1,856)	$7,412

Allocation of undistributed earnings:
Common Stock	$(10,823)	$(1,825)	$7,304
Restricted shares of common stock	(239)	(31)	108

Basic shares outstanding:
Common Stock	35,271	35,167	36,676
Restricted shares of common stock	796	619	472
	36,067	35,786	37,148
Diluted shares outstanding:
Common Stock	35,271	35,167	36,679
Dilutive effect of options	-	658	1,139
	35,271	35,825	37,818
Restricted shares of common stock	796	619	472
	36,067	36,444	38,290
Basic earnings per share:
Common Stock:
Distributed earnings	$0.01	$0.26	$0.24
Undistributed (loss) earnings	(0.31)	(0.05)	0.20
	$(0.30)	$0.21	$0.44
Restricted shares of common stock:
Distributed earnings	$0.01	$0.25	$0.27
Undistributed (loss) earnings	(0.30)	(0.05)	0.23
	$(0.29)	$0.20	$0.50
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.01	$0.26	$0.24
Undistributed (loss) earnings	(0.31)	(0.05)	0.19
	$(0.30)	$0.21	$0.43

    During the year ended December 31, 2009, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are classified as available-for-sale securities with the exception of securities held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities.  All of these securities are carried at fair value in the accompanying consolidated balance sheets. See Note 8 for further information regarding the fair value measurement of assets and liabilities.

Concentration of Suppliers — The Company purchases a significant number of its sterndrive engines from only two available suppliers. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

Reclassifications — In the current year the Company classified stock-based compensation with stock issued for stock incentive plans, net in the consolidated statements of stockholders' equity. For comparative purposes, amounts in the prior year have been reclassified to conform to current year presentation.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

New Accounting Standards —

Recently Adopted Accounting Pronouncements:

During 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01(ASU 2009-01) titled “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” FASB Accounting Standards CodificationTM (ASC) Topic 105, “Generally Accepted Accounting Principles” has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  References to accounting literature throughout this document have been updated to reflect the codification.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 amends Accounting Standards Codification Topic 820-10, “Fair Value Measurements-Overall.”  The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment.  There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor’s ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. See “NOTE 10: EMPLOYEE BENEFIT PLANS” of the Company’s consolidated financial statements for related disclosures regarding pension assets that do not have readily determinable fair value.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.”  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company adopted these provisions in the fourth quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued certain amendments as codified in ASC 715-20-65, “Compensation – Retirement Benefits, Defined Benefit Plans.” These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets.  The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. See “NOTE 10: EMPLOYEE BENEFIT PLANS” of the Company’s consolidated financial statements for related disclosures.

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

In April 2009, the FASB issued certain amendments as codified in ASC 820-10-65, “Fair Value Disclosures.”  ASC 820-10-65 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted these provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in FASB ASC Topic 320-10-65, “Investments — Debt and Equity Securities.” These amendments (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted ASC 320 in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 825-10-65, “Financial Instruments,” that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009.  See “NOTE 8: FAIR VALUE MEASUREMENTS” for related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.”   ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2009	2008
(in thousands)
Trade receivables	$975	$5,499
Other	326	114
Total	1,301	5,613
Less: Allowance for doubtful accounts	(36)	(38)
Net accounts receivable	$1,265	$5,575

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to ”floor-plan financing” programs with qualified lenders. Other receivables consist primarily of amounts due from vendors for co-op advertising and rebates on engine purchases.

Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 62 of this report.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,	2009	2008
(in thousands)
Raw materials	$13,149	$11,052
Work in process	4,578	5,095
Finished goods	1,760	6,306
Total inventories	$19,487	$22,453

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

December 31,	Estimated Useful Lives	2009	2008
(in thousands)
Land	N/A	$657	$657
Buildings	20-39	16,923	16,912
Operating equipment and property	3-15	9,515	9,483
Furniture and fixtures	5-7	1,691	1,686
Vehicles	3-5	6,155	6,183
Gross property, plant and equipment		34,941	34,921
Less: accumulated depreciation		(21,631)	(20,342)
Net property, plant and equipment		$13,310	$14,579

Depreciation expense was $1,354,000 in 2009, $1,694,000 in 2008 and $1,950,000 in 2007.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

NOTE 5: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2009	2008
(in thousands)
Accrued payroll and related expenses	$514	$1,031
Accrued sales incentives and discounts	3,801	2,937
Accrued warranty costs	2,403	3,567
Deferred revenue	1,370	1,604
Due to floor plan lenders for repurchased boats	—	2,378
Other	623	764
Total accrued expenses and other liabilities	$8,711	$12,281

NOTE 6: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2009	2008	2007
(in thousands)
Current (benefit) provision:
Federal	$(5,892)	$3,109	$7,806
State	(61)	93	265
Deferred (benefit) provision:
Federal	(802)	477	309
State	(52)	(46)	22
Total income tax (benefit) provision	$(6,807)	$3,633	$8,402

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	0.7	0.7
Tax-exempt interest	3.1	(7.0)	(2.0)
Tax-exempt gain/loss on SERP assets	1.2	5.5	(0.1)
Manufacturing deduction	-	(1.2)	(2.2)
Change in state credits	1.9	(2.2)	(5.8)
Change in valuation allowance	(2.3)	1.3	5.8
Other	(0.3)	0.3	2.4
Effective tax rate	38.9%	32.4%	33.8%

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2009	2008
(in thousands)
Deferred tax assets:
Warranty costs	$853	$1,266
Sales incentives and discounts	1,069	579
Stock-based compensation	834	763
Pension	2,020	1,891
All others	195	298
State credits	5,371	5,032
Valuation Allowance	(5,339)	(4,935)
Total deferred tax assets	5,003	4,894
Deferred tax liabilities:
Depreciation and amortization expense	(771)	(844)
Net deferred tax assets	$4,232	$4,050

Total net income tax (refunds) payments were $(2,406,000) in 2009, $3,714,000 in 2008 and $7,718,000 in 2007.  The Company includes a valuation allowance against certain state credits based on an examination of these deferred tax assets and the expectation that they will not be realized based on future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial as of December 31, 2009 and 2008.

During 2007 the Company adopted new accounting guidance relating to the accounting for uncertainty in income tax reporting, which provided criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  As a result of the adoption the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.

As of December 31, 2009 and 2008, our liability for unrecognized tax benefits was $23,000 and $173,000, respectively, all of which would affect our effective rate if recognized.  The reductions identified during 2009 relate primarily to the payment of state taxes under voluntary disclosure agreements.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2009 and 2008 are as follows:

(in thousands)	2009	2008
Balance at the beginning of the year	$173	$175
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	3
Reductions for tax positions of prior years	(150)	(5)
Balance at the end of the year	$23	$173

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2006 through 2009 tax years remain open to examination.

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

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following:

	Pension Adjustment	Unrealized Gain on Securities	Total
(in thousands)
Balance at December 31, 2007	$(211)	$261	$50
Change during 2008:
Before-tax amount	(2,085)	280	(1,805)
Tax benefit (provision)	740	(99)	641
Reclassification adjustment, net of taxes	—	(275)	(275)
Total activity in 2008	(1,345)	(94)	(1,439)
Balance at December 31, 2008	(1,556)	167	(1,389)
Change during 2009:
Before-tax amount	632	342	974
Tax provision	(224)	(122)	(346)
Reclassification adjustment, net of taxes	—	(105)	(105)
Total activity in 2009	408	115	523
Balance at December 31, 2009	$(1,148)	$282	$(866)

NOTE 8: FAIR VALUE MEASUREMENTS

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three broad levels as follows:

1.	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
2.
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

3.	Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2009 and 2008:

	Fair Value Measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,450	$-
Available-for-sale securities	-	39,445	-

	Fair Value Measurements at December 31, 2008 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$3,742	$-	$-
Available-for-sale securities	46,752	-	-

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

During fiscal year 2009, significant observable inputs in addition to quoted market prices were used to value trading securities.  As a result, the Company classified these investments as using Level 2 inputs.  Also during fiscal year 2009, due to market disruptions that led to decreased availability of quoted prices for identical assets, the Company classified available-for-sale securities as using Level 2 inputs.

The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term maturity of these instruments. The Company currently does not use the fair value option to measure any of its existing financial instruments and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

Dealer Floor Plan Financing —To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party floor plan lenders to guarantee varying amounts of qualifying dealers’ debt obligations.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender.

As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $2.6 million during the fourth quarter of 2008 and approximately $6.3 million during 2009.   The amount payable to floor plan lenders for inventory repurchases was $2.4 million as of December 31, 2008; there was no amount payable as of December 31, 2009.  As of December 31, 2009, there were no repossessed boats remaining in inventory as the Company redistributed all of these boats among existing and replacement dealers.  During 2009, the Company recorded costs of approximately $0.7 million as a reduction of net sales in connection with these repurchases, including the write down of repurchased inventory to net realizable value.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.   During 2009, the fair value of the remaining guarantee liability was reduced by approximately $200 thousand to $50 thousand.

During the third quarter of 2009, an amendment to the current agreement with one of its lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 with an expiration date of June 30, 2010.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $3.2 million with expiration dates from June 30, 2010 to December 31, 2010.  As of December 31, 2009, the Company has an aggregate remaining repurchase obligation of $5.5 million, although for business reasons, the Company may decide to purchase additional boats in excess of this contractual obligation.

Lease Obligations — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease and accordingly, the building, land, and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $1,016,000 with accumulated depreciation of approximately $246,000 as of December 31, 2009. A liability equal to the estimated present value of the remaining lease obligation totaling $294,000 as of December 31, 2009 is included in other long-term liabilities on the consolidated balance sheet.  During the fourth quarter of 2008, this facility in Valdosta, Georgia was temporarily idled and production of these boats was moved to the Nashville, Georgia facility.  There are no plans or current intentions to dispose of this facility.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2009, are summarized in the following table:

(in thousands)
2010	$155,868
2011	155,868
2012	161,748
2013	142,687
2014	141,972
Thereafter	572,400
Total rental commitments	$1,330,543

Total rent expense charged to operations was approximately $117,000 in 2009, $112,000 in 2008 and $119,000 in 2007.

Income Taxes —The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments.  Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $58,000 as of December 31, 2009 and $226,000 as of December 31, 2008.

Employment Agreements — The Company has agreements with two employees, which provide for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary.  The expense paid under these argeements totaled approximately $283,000 in 2009, $3,519,000 in 2008 and $6,933,000 in 2007 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10: EMPLOYEE BENEFIT PLANS

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service prior to 2002.  The Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002.  In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002.  These discretionary contributions were made over a seven year period which ended in 2008 to either the non-qualified SERP established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit.  The expenses related to the enhanced benefits were $94,000 in 2008 and $127,000 in 2007.

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP.  The SERP assets are marked to market and as of December 31, 2009 and 2008 totaled approximately $4,450,000 and $3,742,000.  The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations for 2009, 2008 and 2007.  Trading gains (losses) related to the SERP assets totaled $598,000 in 2009, $(1,729,000) in 2008, and $73,000 in 2007.  The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

The Company’s projected benefit obligation exceeded the fair value of the plan assets for its Retirement Income Plan by $381,000 and thus the plan was under-funded as of December 31, 2009.  The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

December 31,	2009	2008
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$4,746	$4,656

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$4,656	$4,385
Service cost	—	—
Interest cost	282	281
Actuarial (gain) loss	49	196
Benefits paid	(241)	(206)
Projected benefit obligation at end of year	$4,746	$4,656
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$3,895	$5,554
Actual return on plan assets	711	(1,453)
Employer contributions	—	—
Benefits paid	(241)	(206)
Fair value of plan assets at end of year	$4,365	$3,895
Funded status at end of year	$(381)	$(761)

December 31,	2009	2008
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(381)	(761)
	$(381)	$(761)

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in long-term pension liabilities as of December 31, 2009 and 2008.

December 31,	2009	2008
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$1,781	$2,412
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$1,781	$2,412

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2009 and 2008 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Amounts recognized in the consolidated balance sheet under pension liabilities consist of:

December 31,	2009	2008
(in thousands)
SERP employer contributions/employee deferrals	$(5,308)	$(4,524)
Long-term pension liability	(381)	(761)
	$(5,689)	$(5,285)

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974.  There were no contributions made to this plan in 2009 and 2008.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2009	2008	2007
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	282	280	257
Expected return on plan assets	(265)	(436)	(398)
Amortization of net (gain) loss	235	—	81
	$252	$(156)	$(60)

The Company recognized pre-tax decreases (increases) to the funded status in comprehensive income of $(632,000) in 2009, $2,085,000 in 2008 and $(738,000) in 2007.  There were no previously unrecognized prior service costs during 2009, 2008 and 2007. The pre-tax amounts recognized in comprehensive income for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

(in thousands)	2009	2008	2007
Net (gain) loss	$(397)	$2,085	$(657)
Amortization of net (loss) gain	(235)	—	(81)
Net transition obligation (asset)	—	—	—
Amount recognized in other comprehensive income	$(632)	$2,085	$(738)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2010 are as follows:

(in thousands)	2010
Amortization of net loss (gain)	$38
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$38

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2009	2008	2007
PROJECTED BENEFIT OBLIGATION:
Discount rate	6.05%	6.43%	6.25%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	6.43%	6.25%	5.75%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The Company’s expected return on assets assumption is derived from a detailed periodic assessment by its management and investment advisor. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the assessment gives appropriate consideration to recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its expected long-term return assumption of seven percent is reasonable.

The plan’s weighted average asset allocation at December 31, 2009 and 2008 by asset category along with the target allocation for 2010 are as follows:

Asset Category	Target Allocation for 2010	Percentage of Plan Assets as of December 31, 2009	Percentage of Plan Assets as of December 31, 2008
Debt Securities – Core Fixed Income	27.0%	26.2%	14.0%
Tactical – Fund of Equity and Debt Securities	5.0	5.2	4.3
Domestic Equity Securities	32.5	25.0	22.7
Global Equity Securities	2.5	4.4	3.6
International Equity Securities	8.0	13.8	11.2
Real Estate	5.0	4.2	7.7
Other	20.0	21.2	36.5
Total	100.0%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers.    Equity securities primarily include investments in large-cap and mid-cap companies.  Fixed-income securities include corporate bonds of companies in diversified securities, mortgage-backed securities, and U.S. Treasuries.  Other types of investments include hedge funds and private equity funds that follow several different investment strategies.  For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required.

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2009 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  See Note 8 for a brief description of the three levels under the fair value hierarchy.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Investments		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$165	$165	$—	$—
Fixed Income Securities	(2)	1,143	—	1,143	—
Domestic Equity Securities		1,092	1,092	—	—
Global Equity Securities	(3)	190	—	190	—
International Equity Securities	(3)	602	258	344	—
Real Estate	(4)	182	—	—	182
Hedge Funds	(5)	991	—	228	763
		$4,365	$1,515	$1,905	$945

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Global equity securities and certain international securities are valued using a market approach based on the quoted market prices of similar instruments in their respective markets.
(4)
Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.

(5)
Hedge funds consist of fund-of-fund LLC or commingled fund structures. The LLCs are primarily valued based on Net Asset Values [NAVs] calculated by the fund and are not publicly available. Liquidity for the LLCs is monthly and is subject to liquidity of the underlying funds. The commingled fund NAV is calculated by the manager on a daily basis and has monthly liquidity.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009:

Investments	Balance at December 31, 2008	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2009

Real Estate	$302	$(63)	$(57)	$-	$182

Hedge Funds	720	43	-	-	763

	$1,022	$(20)	$(57)	$-	$945

The Company expects to contribute approximately $22,000 to the Retirement Income Plan in 2010.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2010	$226
2011	241
2012	255
2013	269
2014	273
2015-2019	1,427

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $101,000 in 2009, $204,000 in 2008 and $221,000 in 2007.

Notes to Consolidated Financial Statements
Marine Products Corporation and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Stock Incentive Plan— The Company has granted various awards to employees under two stock incentive plans (the “Plans”) that were approved by the stockholders in 2001 and 2004.  The Company reserved a total of 5,250,000 shares of common stock under both Plans, each of which expires 10 years from approval.  The Plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of December 31, 2009, shares totaling 1,472,000 were available for grants.  The Company issues new shares from its authorized but unissued share pool.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period.  The compensation cost recorded for these awards will be based on their fair value at grant date less the cost of estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.  Cash flows related to share-based awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows.

Pre-tax stock-based employee compensation expense was approximately $1,645,000 ($1,071,000 after tax) for 2009, $1,440,000 ($963,000 after tax) for 2008 and $1,524,000 ($1,070,000 after tax) for 2007.

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model.  The Company has not granted stock options to employees since 2004.  Transactions involving the Marine Products stock options for the year ended December 31, 2009 were as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	990,172	$2.88	2.5 years
Granted	-	-	N/A
Exercised	(283,455)	0.64	N/A
Forfeited	(19,425)	6.90	N/A
Expired	-	-	N/A
Outstanding and exercisable at December 31, 2009	687,292	$3.70	2.4 years	$845,000

The total intrinsic value of share options exercised was approximately $994,000 in 2009, $3,542,000 in 2008 and $2,243,000 in 2007.  Tax benefits associated with the exercise of non-qualified stock options were approximately $256,000 during 2009 and $468,000 during 2008.  There were no tax benefits associated with the exercise of stock options during 2007, because all of the options exercised were incentive stock options which do not generate tax deductions for the Company.

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
Years ended December 31, 2009, 2008 and 2007

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed.  Upon termination of employment from the Company (other than due to death, disability or retirement on or after age 65), shares with restrictions must be returned to the Company.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2009	600,700	$9.93
Granted	353,500	4.26
Vested	(135,450)	10.39
Forfeited	(21,300)	6.67
Non-vested shares at December 31, 2009	797,450	$7.38

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period.  The weighted average grant date fair value of these restricted stock awards was $4.26 in 2009, $7.08 in 2008 and $9.54 in 2007.  The total fair value of shares vested was approximately $666,000 in 2009, $1,239,000 during 2008 and $2,094,000 during 2007.  The tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares was credited to capital in excess of par value aggregating $197,000 in 2009, $154,000 in 2008 and $431,000 in 2007.  The excess tax deductions are classified as financing cash flows.

Other Information— As of December 31, 2009 total unrecognized compensation cost related to non-vested restricted shares was approximately $4,307,000 which is expected to be recognized over a weighted-average period of 3.9 years.

The Company received cash from options exercised of $24,000 in 2009, $38,000 in 2008 and $135,000 in 2007.  These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows.  The fair value of shares tendered to exercise employee stock options totaled approximately $157,000 in 2009, $2,152,000 in 2008 and $288,000 in 2007 and have been excluded from the consolidated statements of cash flows.

NOTE 11: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $713,000 in 2009, $842,000 in 2008 and $957,000 in 2007. The Company’s liability to RPC for these services as of December 31, 2009 and 2008 was approximately $65,000 and $70,000.  The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

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

Item 9A (T). Controls and Procedures

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

As of the end of the period covered by this report, December 31, 2009 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. As described below under Management’s Report on Internal Control Over Financial Reporting, we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of this material weakness in accounting for certain dealer incentive costs, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 30 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2009 and issued a report thereon which is included on page 31 of this report.

Changes in internal control over financial reporting— Except as described in management’s report on control over financial reporting, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2010 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2010 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2010 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2010 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2009.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	687,292	$3.70	1,471,503(1)
Equity compensation plans not approved by securityholders	-	-	-
Total	687,292	$3.70	1,471,503

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2010 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2010 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.”  This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).

10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.14	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.15	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2008 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 4, 2008).

10.16	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated herein by reference to Exhibit 10.21 to the Form 8-K filed on March 4, 2008).

10.17	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2008).

10.18	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

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

10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).
10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.14	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.15	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2008 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 4, 2008).
10.16	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated herein by reference to Exhibit 10.21 to the Form 10-K filed on March 4, 2008).
10.17	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2008).
10.18	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

Any schedules or exhibits not shown above have been omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation
/s/ Richard A. Hubbell
Richard A. Hubbell President and Chief Executive Officer March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard A. Hubbell	President and Chief Executive Officer	March 10, 2010
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Chief Financial Officer	March 10, 2010
Ben M. Palmer	(Principal Financial and Accounting Officer)

The Directors of Marine Products (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James A. Lane, Jr., Director
Wilton Looney, Director	Linda H. Graham, Director
Gary W. Rollins, Director	Bill J. Dismuke, Director
Henry B. Tippie, Director	Larry L. Prince, Director
James B. Williams, Director

/s/ Richard A. Hubbell

Richard A. Hubbell
Director and as Attorney-in-fact
March 10, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2009, 2008 and 2007
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$38	$—	$(2)	$36
Deferred tax asset valuation allowance	$4,935	$404	$—	$5,339
Year ended December 31, 2008
Allowance for doubtful accounts	$41	$—	$(3)	$38
Deferred tax asset valuation allowance	$4,790	$145	$—	$4,935
Year ended December 31, 2007
Allowance for doubtful accounts	$52	$—	$(11)	$41
Deferred tax asset valuation allowance	$3,339	$1,451	$—	$4,790

/s/ Richard A. Hubbell
Date: March 10, 2010	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2009
Net sales	$13,250	$8,188	$7,011	$10,990
Gross (loss) profit	(614)	(3,968)	(585)	(1,390)
Net loss	(2,486)	(3,835)	(1,608)	(2,764)
Loss per share — basic (a)	(0.07)	(0.11)	(0.04)	(0.08)
Loss per share — diluted (a)	$(0.07)	$(0.11)	$(0.04)	$(0.08)
2008
Net sales	$65,542	$55,734	$31,582	$22,764
Gross profit	13,464	11,027	5,104	2,350
Net income (loss)	4,132	3,896	684	(1,126)
Earnings (loss) per share — basic (a)	0.12	0.11	0.02	(0.03)
Earnings (loss) per share — diluted (a)	$0.11	$0.11	$0.02	$(0.03)

(a)	The sum of the (loss) earnings per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares in interim periods.