Form 10-Q
period 2010-03-31
MARINE PRODUCTS CORP
filed 2010-05-07
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 26, 2010, Marine Products Corporation had 37,093,000 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS, AS RESTATED

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS		(Note 1)

Cash and cash equivalents	$6,351	$2,573
Marketable securities	19,306	23,328
Accounts receivable, net	2,048	1,265
Inventories	23,412	19,487
Income taxes receivable	6,055	6,304
Deferred income taxes	1,136	1,008
Prepaid expenses and other current assets	1,145	2,783
Total current assets	59,453	56,748
Property, plant and equipment, net	13,029	13,310
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	18,281	16,117
Deferred income taxes	3,098	3,224
Other assets	5,081	5,077
Total assets	$102,715	$98,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,776	$1,972
Accrued expenses and other liabilities	10,746	8,711
Total current liabilities	15,522	10,683
Pension liabilities	5,227	5,689
Other long-term liabilities	392	365
Total liabilities	21,141	16,737
Common stock	3,709	3,688
Capital in excess of par value	-	-
Retained earnings	78,612	78,690
Accumulated other comprehensive loss	(747)	(866)
Total stockholders’ equity	81,574	81,512
Total liabilities and stockholders’ equity	$102,715	$98,249

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2010	2009

Net sales	$24,493	$13,250
Cost of goods sold	21,048	13,864
Gross profit (loss)	3,445	(614)
Selling, general and administrative expenses	3,848	4,143
Operating loss	(403)	(4,757)
Interest income	308	455
Loss before income taxes	(95)	(4,302)
Income tax benefit	(15)	(1,816)
Net loss	$(80)	$(2,486)

(Loss) earnings per share
Basic	$-	$(0.07)
Diluted	$-	$(0.07)

Dividends per share	$-	$0.01

Average shares outstanding
Basic	36,147	35,981
Diluted	36,147	35,981

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(In thousands)
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Capital in Excess of Par Value
	Comprehensive Income (Loss)	Common Stock			Retained Earnings
		Shares	Amount				Total
Balance, December 31, 2009		36,883	$3,688	$—	$78,690	$(866)	$81,512
Stock issued for stock incentive
plans, net		246	25	188	2	—	215
Stock purchased and retired		(36)	(4)	(188)	0	—	(192)
Net loss	$(80)	—	—	—	(80)	—	(80)
Other comprehensive income, net of tax:
Pension adjustment	159	—	—	—	—	159	159
Unrealized loss on securities,
net of reclassification adjustment	(40)	—	—	—	—	(40)	(40)
Comprehensive income	$39

Balance, September 30, 2009		37,093	$3,709	$—	$78,612	$(747)	$81,574

The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(80)	$(2,486)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	292	400
Stock-based compensation expense	436	400
Excess tax benefits for share-based payments	-	(258)
Deferred income tax (benefit) provision	(360)	270
(Increase) decrease in assets:
Accounts receivable	(783)	4,362
Inventories	(3,925)	3,045
Prepaid expenses and other current assets	1,638	463
Income taxes receivable	321	(2,047)
Other non-current assets	(4)	20
Increase (decrease) in liabilities:
Accounts payable	2,804	296
Accrued expenses and other liabilities	2,035	227
Other long-term liabilities	(189)	(142)
Net cash provided by operating activities	2,185	4,550

INVESTING ACTIVITIES
Capital expenditures	(11)	(13)
Purchases of marketable securities	(4,285)	(3,829)
Sales of marketable securities	3,151	2,696
Maturities of marketable securities	2,930	2,000
Net cash provided by investing activities	1,785	854

FINANCING ACTIVITIES
Payment of dividends	-	(369)
Excess tax benefits for share-based payments	-	258
Cash paid for common stock purchased and retired	(192)	(500)
Proceeds received upon exercise of stock options	-	12
Net cash used for financing activities	(192)	(599)

Net increase in cash and cash equivalents	3,778	4,805
Cash and cash equivalents at beginning of period	2,573	4,622
Cash and cash equivalents at end of period	$6,351	$9,427

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

During the quarter ended March 31, 2010, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

ASU 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and not a share dividend.  The Company adopted these provisions in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments to the Codification in this ASU now require

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

1. the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfer be disclosed separately and
2. in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements
3. judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurements for each class and
4. disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The Company complied with these disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009 and plans to provide the disclosures on an interim basis as necessary.  Adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

FASB ASC Topic 260-10 “Earnings Per Share- Overall,” requires a basic earnings per share and diluted earnings per share presentation.  Certain amendments to ASC 260-10 require that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and included in the calculation of its basic earnings per share.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends which are therefore considered participating securities.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	Three months ended March 31,
(In thousands except per share data )	2010	2009
Net loss available for stockholders:	$(80)	$(2,486)
Less: Dividends paid
Common Stock	-	(361)
Restricted shares of common stock	-	(8)
Undistributed loss	$(80)	$(2,855)

Allocation of undistributed loss:
Common Stock	$(78)	$(2,801)
Restricted shares of common stock	(2)	(54)

Basic shares outstanding:
Common Stock	35,261	35,195
Restricted shares of common stock	886	786
	36,147	35,981
Diluted shares outstanding:
Common Stock	35,261	35,195
Dilutive effect of stock options	-	-
	35,261	35,195
Restricted shares of common stock	886	786
	36,147	35,981
Basic earnings per share:
Common Stock:
Distributed earnings	$-	$0.01
Undistributed loss	-	(0.08)
	$-	$(0.07)
Restricted shares of common stock:
Distributed earnings	$-	$0.01
Undistributed loss	-	(0.07)
	$-	$(0.06)
Diluted earnings per share:
Common Stock:
Distributed earnings	$-	$0.01
Undistributed loss	-	(0.08)
	$-	$(0.07)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

During the quarters ended March 31, 2010 and 2009, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

4.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

(in thousands)	Three months ended March 31,
	2010	2009
Comprehensive income (loss):
Net loss	$(80)	$(2,486)
Other comprehensive income (loss), net of taxes:
Pension adjustment	159	140
Unrealized (loss) gain on securities available for sale, net of reclassification adjustment during the period	(40)	133
Total comprehensive income (loss)	$39	$(2,213)

5.	STOCK-BASED COMPENSATION

The Company reserved 5,250,000 shares of common stock under the 2001 and 2004 Stock Incentive Plans each of which expires ten years from the date of approval.  These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2010, there were approximately 1,224,000 shares available for grants.

Stock-based compensation for the three months ended March 31, 2010 and 2009 were as follows:

(in thousands)	Three months ended March 31,
	2010	2009
Pre – tax cost	$436	$400
After tax cost	$281	$266

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Stock Options

Transactions involving Marine Products stock options for the three months ended March 31, 2010 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	687,292	$3.70	2.4 years
Granted	-	-	N/A
Exercised	-	-	N/A
Reinstated/(Forfeited)	1,500	12.47	N/A
Expired	-	-	N/A
Outstanding and exercisable at March 31, 2010	688,792	$3.71	2.2 years	$1,577,000

There were no share options exercised during the three months ended March 31, 2010.  The total intrinsic value of share options exercised was approximately $975,000 during the three months ended March 31, 2009.  Tax benefits associated with the exercise of non-qualified stock options during the three months ended March 31, 2009 of approximately $196,000 were credited to capital in excess of par value and are classified as financing cash flows.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2010	797,450	$7.38
Granted	249,000	5.16
Vested	(117,200)	10.65
Forfeited	(3,000)	7.56
Non-vested shares at March 31, 2010	926,250	$6.37

The total fair value of shares vested was approximately $625,000 during the three months ended March 31, 2010 and $545,000 during the three months ended March 31, 2009.  There were no tax benefits for compensation tax deductions in excess of compensation expense during the three months ended March 31, 2010.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $62,000 for the three months ended March 31, 2009 were credited to capital in excess of par value and are classified as financing cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Other Information

As of March 31, 2010, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,156,000.  This cost is expected to be recognized over a weighted-average period of 4.5 years.

6.	MARKETABLE SECURITIES

Marine Products maintains investments held with a large, well-capitalized financial institution.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method.  Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. There were no net realized gains (losses) on marketable securities during the three months ended March 31, 2010.  Net realized gains on marketable securities totaled $33,000 during the three months ended March 31, 2009.  Of the total gains (losses) realized, reclassification from other comprehensive income totaled approximately $33,000 during the three months ended March 31, 2009.  Gross unrealized gains on marketable securities totaled $401,000 at March 31, 2010 and $444,000 at December 31, 2009.  Gross unrealized losses on marketable securities totaled $21,000 at March 31, 2010 and $6,000 at December 31, 2009. The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

	March 31, 2010			December 31, 2009
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$3,002	$3,120	$118	$35,996	$36,335	$339
Corporate Obligations	34,205	34,467	262	3,011	3,110	99
Total	$37,207	$37,587	$380	$39,007	$39,445	$438

Municipal obligations consist primarily of municipal notes rated A1/P1 or higher ranging in maturity from less than 12 months to three years.  Corporate backed obligations consist primarily of debentures and notes issued by other companies ranging in maturity from two to four years.  These securities are rated BBB or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2010 and 2014.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

7.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the three months ended March 31, 2010 and 2009 is as follows:

(in thousands)	2010	2009
Balance at beginning of period	$2,403	$3,567
Less: Payments made during the period	(501)	(956)
Add: Warranty provision for the period	582	280
Changes to warranty provision for prior periods	45	367
Balance at March 31	$2,529	$3,258

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

As a result of dealer defaults, MPC became contractually obligated to repurchase inventory of approximately $3.6 million during the first quarter of 2009.  There were no repurchases of inventory under contractual agreements during the first quarter of 2010.  As of March 31, 2010 and December 31, 2009, there were no payables to floor plan lenders for inventory repurchases and there were no repossessed boats remaining in inventory.  The Company recorded costs in connection with the repurchase of boats of approximately $0.6 million during the three months ended March 31, 2009 as a reduction in net sales.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

During the third quarter of 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which will expire June 30, 2010.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $3.2 million with expiration dates from June 30, 2010 to March 31, 2011.  As of March 31, 2010, the Company has an aggregate remaining repurchase obligation with these financing institutions of $6.5 million.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2010	December 31, 2009
Raw materials and supplies	$16,231	$13,149
Work in process	4,468	4,578
Finished goods	2,713	1,760
Total inventories	$23,412	$19,487

10.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

For the first quarter of 2010, the income tax benefit reflects an effective tax rate of 15.8 percent, compared to an effective tax rate of 42.2 percent for the comparable period in the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities, coupled with the impact of immaterial discrete tax adjustments.

11.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended March 31,
	2010	2009
Service cost	$-	$-
Interest cost	66	70
Expected return on plan assets	(74)	(66)
Amortization of net losses	9	59
Net periodic benefit cost	$1	$63

Subsequent to March 31, 2010, the Company made a contribution of $86,000 to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $4,451,000 as of March 31, 2010 and totaled $4,450,000 as of December 31, 2009.  The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.  Trading gains (losses) related to the SERP assets totaled approximately $1,000 during the three months ended March 31, 2010 and $55,000 during the three months ended March 31, 2009.

12.	FAIR VALUE MEASUREMENTS

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2010 and December 31, 2009:

	Fair Value Measurements at March 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,451	$-
Available-for-sale securities	-	37,587	-

	Fair Value Measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,450	$-
Available-for-sale securities	-	39,445	-

During fiscal year 2009 and the three months ended March 31, 2010, significant observable inputs in addition to quoted market prices were used to value trading securities.  As a result, the Company classified these investments as using Level 2 inputs.  Also during fiscal year 2009 and the three months ended March 31, 2010, due to market disruptions that led to decreased availability of quoted prices for identical assets, the Company classified available-for-sale securities as using Level 2 inputs.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 is incorporated herein by reference.  There have been no significant changes in the strategies since year-end.

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

Our production levels were significantly higher during the first quarter of 2010 compared to the first quarter of 2009 in response to dealer and consumer demand for products in our industry.  Operating losses declined significantly compared to the prior year due to higher net sales and gross profit, which was in part due to lower retail incentive costs, lower selling, general and administrative expenses and increased efficiencies due to higher production levels.  Our unit backlog at March 31, 2010 is significantly higher in comparison to this time last year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2010 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Management believes that net sales will increase in 2010 compared to 2009 and that our operating results will improve.  This belief is based on indications that the downturn in recreational boating has bottomed and showing signs of improvement, and the fact that our dealer inventories are at historically low levels.  While retail demand may not increase significantly in 2010, our production and sales to dealers will increase because retail demand will have to be fulfilled by additional production from our manufacturing plants rather than by sales from older dealer inventory that occurred in 2009.  Indications from winter boat shows are that attendance and sales are slightly higher than 2009.  Our operating results should improve due to an improved gross margin from increased production and significantly lower incentive costs.  In addition, the availability of credit from third-party floor plan lenders who provide inventory financing to the vast majority of our dealers has improved for financially stable dealers.  Also, the prolonged drought in several of Marine Products’ major Southeastern markets is over, which enhances the navigability of waterways as well as access to docks, boat ramps and other recreational facilities.    However, we do not believe that retail sales in 2010 will return to levels experienced in 2008 due to the prolonged recession and continued weak consumer confidence, which will dampen the enthusiasm for purchases of large discretionary items such as pleasure boats.  In addition, consumer credit remains tight and fuel prices are somewhat higher than at this time last year.  The financial crisis may have long-term effects on consumer behavior with regard to pleasure boating.  Over the past several years, Marine Products as well as other manufacturers have been working to improve their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences.  In addition, the recreational boating industry began a promotional program several years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats.  Many manufacturers, including Marine Products, are participating in this program.  Management believes that these efforts will benefit the industry and Marine Products.  During 2009, we implemented a marketing program for potential new dealers which emphasized our financial strength and product quality as an alternative to many competitors who are less financially stable and less able to support their dealers with quality products and good service.  As a result of these efforts, we gained a number of new dealers who had previously sold competitors’ products, which served to offset the number of our dealers who exited the business due to bankruptcy or for other reasons.  As in past years, Marine Products enhanced the design of a number of its product lines for the 2011 model year which will begin during the second calendar quarter of 2010.  For this model year, Marine Products is emphasizing fewer models with more standard features and fewer options, which will allow dealers with limited financial resources to reduce the quantity of inventory which they are required to carry.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Our financial results in 2010 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials.   We anticipate that the Company will continue to be challenged by the effect of an uncertain level of consumer demand during the remainder of 2010.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2010 and 2009 are as follows:

($ in thousands)	Three months ended March 31,
	2010	2009
Total number of boats sold	539	310
Average gross selling price per boat	$43.9	$45.2
Net sales	$24,493	$13,250
Percentage of cost of goods sold to net sales	85.9%	104.6%
Gross profit margin percent	14.1%	(4.6)%
Percentage of selling, general and administrative expenses to net sales	15.7%	31.3%
Operating loss	$(403)	$(4,757)
Warranty expense	$627	$647

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Net sales for the three months ended March 31, 2010 increased $11.2 million or 84.9 percent compared to the comparable period in 2009. The change in net sales was due primarily to a 73.9 percent increase in the number of boats sold partially offset by a 2.9 percent decrease in the average gross selling price per boat.  Unit sales among all models increased significantly compared to the prior year due to increased dealer demand for units in all of our product lines.  Average gross selling price per boat decreased due to the sale of a higher percentage of smaller boats in our Sunesta and Signature Cruisers lines in response to dealer demand, partially offset by increased average selling prices in our other product lines.  Also contributing to the increase in net sales were lower retail incentives recognized in 2010 compared to 2009.  In the first quarter of 2010, sales outside of the United States accounted for 25.1 percent of net sales compared to 29.7 percent of net sales in the prior year.

Cost of goods sold for the three months ended March 31, 2010 was $21.0 million compared to $13.9 million for the comparable period in 2009, an increase of $7.2 million or 51.8 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily as the result of lower retail incentive costs, improved manufacturing cost efficiencies due to significantly higher production volumes and cost leverage with increased sales during the first quarter of 2010 compared to the same period of 2009.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $3.8 million compared to $4.1 million for the comparable period in 2009, a decrease of $0.3 million or 7.1 percent.  The decrease in selling, general and administrative expenses was primarily due to cost control measures instituted in the prior year.  Warranty expense was 2.6 percent of net sales for the three months ended March 31, 2010 compared to 4.9 percent in the prior year due to higher net sales in the current period.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating loss for the three months ended March 31, 2010 decreased $4.4 million compared to the comparable period in 2009.  The decrease in the operating loss was primarily due to higher net sales and gross profit, as well as lower selling, general and administrative expenses in the first quarter of 2010 compared to the prior year.

Interest income was $0.3 million during the three months ended March 31, 2010 and $0.5 million for the comparable period in 2009.  The decrease was primarily due to a decrease in the average investment balance compared to the prior year.

Income tax benefit for the three months ended March 31, 2010 was $15 thousand compared to an income tax benefit of $1.8 million for the comparable period in 2009.  The income tax benefit for the three months ended March 31, 2010 reflects an effective tax rate of 15.8 percent compared to an effective tax rate of 42.2 percent for the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities, coupled with the impact of immaterial discrete tax adjustments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2010 were $6.4 million.  In addition, the aggregate of short-term and long-term marketable securities were $37.6 million at March 31, 2010 compared to $39.4 million at December 31, 2009.  The following table sets forth the historical cash flows for:

(in thousands)	Three months ended March 31,
	2010	2009

Net cash provided by operating activities	$2,185	$4,550
Net cash provided by investing activities	1,785	854
Net cash used for financing activities	(192)	(599)

Cash provided by operating activities for the three months ended March 31, 2010 decreased approximately $2.4 million compared to the comparable period in 2009.  This decrease is primarily the result of higher working capital requirements partially offset by a decrease in net losses during the current period compared to prior year as a result of higher production volumes and sales.

Cash provided by investing activities for the three months ended March 31, 2010 increased approximately $0.9 million compared to the comparable period in 2009 due to higher sales and maturities of marketable securities in the current period.

Cash used for financing activities for the three months ended March 31, 2010 decreased approximately $0.4 million primarily due to a reduction in dividends paid per share during 2010 coupled with lower common share repurchases in 2010.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization and cash generated by operations will provide sufficient capital to meet the Company’s requirements for the next twelve months.  The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2010 will be approximately $200 thousand, of which $11 thousand has been spent through March 31, 2010.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  Subsequent to March 31, 2010, the Company made a contribution of $86 thousand to this plan in order to achieve the Company’s funding objective.  The Company does not currently expect to make any additional contributions to this plan for the remainder of 2010.

As of March 31, 2010, the Company has purchased a total of 4,925,157 shares in the open market under the Company stock repurchase program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the three months ended March 31, 2010.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2010 and 2009.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  There were no repurchases of dealer inventory during the first quarter of 2010.

Management continues to monitor the risk of additional dealer defaults and resulting repurchase obligation based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.  As of March 31, 2010, the Company believes the fair value of its remaining guarantee liability is $50 thousand.  See further information regarding repurchase obligations in Note 7 of the Consolidated Financial Statements.

During the third quarter of 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which will expire June 30, 2010.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $3.2 million with expiration dates from June 30, 2010 to March 31, 2011.  As of March 31, 2010, the Company has an aggregate remaining repurchase obligation of $6.5 million with these financing institutions.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $152 thousand in the three months ended March 31, 2010 and 2009.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

INFLATION

During 2009, the prices of commodities such as copper, stainless steel and resins, which have hydrocarbon feedstocks, were very low due to the global recession.  During the year, the prices began to increase.  These increases continued in late 2009 and during the first quarter of 2010.  This increase in commodity prices is likely to lead to higher materials costs in 2010. The impact of the fluctuations in commodities prices on the Company’s operating results in 2009 was not material due to low production volumes.  However, since the Company is increasing production in 2010 it is likely that such increases will negatively impact the Company’s operating results.  Also, given low retail consumer demand for the Company’s products at the present time, we cannot be confident that the Company will be able to institute price increases to its dealers in the event that the prices of its raw materials and components increase in the future.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases.  Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate of the guarantee liability under dealer floor plan financing arrangements; the Company’s expectation about contributions to its pension plan in 2010; management’s belief that net sales will increase in 2010 compared to 2009 and that the Company’s operating results will improve; the Company’s belief that the downturn in recreational boating has bottomed and is showing signs of improvement; the Company’s belief that production and sales to dealers will increase because retail demand will have to be fulfilled by additional production from our manufacturing plants rather than sales from older dealer inventory; our belief that our operating results will improve due to an improved gross margin from increased production and significantly lower incentive costs; our belief that the availability of credit to our dealers has improved for financially stable dealers; our belief that retail sales in 2010 will not return to levels experienced in 2008 and that the financial crisis may have long-term effects on consumer behavior with regard to pleasure boating; our belief that the recreational boating industry promotional program will benefit the industry and Marine Products; our belief that the Company will continue to be challenged by the effect of an uncertain level of consumer demand during the latter part of 2010 model year and the remainder of 2010; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for the next twelve months; the Company’s expectations about capital expenditures during 2010; that the Company may in the future incur additional repurchase obligations as a result of dealer floor plan financing defaults; the Company’s belief that the prices of many commodities used as raw materials for its manufacturing processes will rise in the near future; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have recently been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2010, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of March 31, 2010, the Company’s investment portfolio, totaling approximately $37.6 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2009, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2009 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting - As of December 31, 2009, management identified a material weakness in internal control over financial reporting related to the accounting for certain dealer incentive costs.  These dealer incentive costs were improperly classified as selling, general and administrative expenses rather than as a reduction in net sales. Accordingly, the Company filed a Form 10-Q/A for each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, restating the financial statements to correct for the misstatement. Solely as a result of this material weakness, the Company concluded that its disclosure controls were not effective as of December 31, 2009.

Although the Company believes that it had designed effective controls related to accounting for dealer incentive costs, the operating effectiveness of these controls was inadequate. In order to improve the operating effectiveness of these controls, the Company has implemented reinforced monitoring and extensive reviews of applicable accounting literature. These remediation efforts implemented during the first quarter of 2010 validated the operating effectiveness of these controls and confirmed that the material weakness cited above had been corrected as of March 31, 2010.

Other than as set forth in this Form 10-Q, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business.  Marine Products does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of Marine Products.

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 7, 2010	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 7, 2010	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)