Form 10-Q
period 2010-06-30
MARINE PRODUCTS CORP
filed 2010-08-06
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 29, 2010 Marine Products Corporation had 37,086,514 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS, AS RESTATED

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(In thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
		(Note 1)
ASSETS

Cash and cash equivalents	$8,961	$2,573
Marketable securities	15,476	23,328
Accounts receivable, net	2,445	1,265
Inventories	25,958	19,487
Income taxes receivable	-	6,304
Deferred income taxes	1,192	1,008
Prepaid expenses and other current assets	1,196	2,783
Total current assets	55,228	56,748
Property, plant and equipment, net	12,811	13,310
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	25,595	16,117
Deferred income taxes	3,521	3,224
Other assets	4,960	5,077
Total assets	$105,888	$98,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,149	$1,972
Accrued expenses and other liabilities	10,882	8,711
Total current liabilities	16,031	10,683
Pension liabilities	5,108	5,689
Other long-term liabilities	400	365
Total liabilities	21,539	16,737
Common stock	3,709	3,688
Capital in excess of par value	-	-
Retained earnings	81,398	78,690
Accumulated other comprehensive loss	(758)	(866)
Total stockholders’ equity	84,349	81,512
Total liabilities and stockholders’ equity	$105,888	$98,249

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$31,677	$8,188	$56,170	$21,438
Cost of goods sold	25,080	12,156	46,128	26,020
Gross profit (loss)	6,597	(3,968)	10,042	(4,582)
Selling, general and administrative expenses	4,065	2,342	7,913	6,485
Operating income (loss)	2,532	(6,310)	2,129	(11,067)
Interest income	290	382	598	837
Income (loss) before income taxes	2,822	(5,928)	2,727	(10,230)
Income tax provision (benefit)	357	(2,093)	342	(3,909)
Net income (loss)	$2,465	$(3,835)	$2,385	$(6,321)

Earnings (loss) per share
Basic	$0.07	$(0.11)	$0.07	$(0.18)
Diluted	$0.07	$(0.11)	$0.07	$(0.18)

Dividends per share	$-	$-	$-	$0.010

Average shares outstanding
Basic	36,182	36,074	36,165	35,996
Diluted	36,703	36,074	36,653	35,996

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(In thousands)
(Unaudited)

						Accumulated
	Comprehensive Income (Loss)	Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009		36,883	$3,688	$—	$78,690	$(866)	$81,512
Stock issued for stock incentive plans, net		247	25	240	323	—	588
Stock purchased and retired		(43)	(4)	(240)	—	—	(244)
Net income	$2,385	—	—	—	2,385	—	2,385
Other comprehensive income, net of tax:
Pension adjustment	164	—	—	—	—	164	164
Unrealized loss on securities, net of reclassification adjustment	(56)	—	—	—	—	(56)	(56)
Comprehensive income	$2,493

Balance, June 30, 2010		37,087	$3,709	$—	$81,398	$(758)	$84,349

The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$2,385	$(6,321)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	567	741
Gain on sale of equipment and property	-	(15)
Stock-based compensation expense	855	815
Excess tax benefits for share-based payments	-	(453)
Deferred income tax (benefit) provision	(886)	183
(Increase) decrease in assets:
Accounts receivable	(1,180)	4,164
Inventories	(6,471)	9,754
Prepaid expenses and other current assets	1,587	364
Income taxes receivable	6,376	(1,563)
Other non-current assets	117	(274)
Increase (decrease) in liabilities:
Accounts payable	3,177	(401)
Income taxes payable	432	-
Accrued expenses and other liabilities	1,739	(2,636)
Other long-term liabilities	(292)	282
Net cash provided by operating activities	8,406	4,640

INVESTING ACTIVITIES
Capital expenditures	(68)	(62)
Proceeds from sale of property and equipment	-	15
Purchases of marketable securities	(14,488)	(8,331)
Sales of marketable securities	4,416	3,746
Maturities of marketable securities	8,360	5,954
Net cash (used for) provided by investing activities	(1,780)	1,322

FINANCING ACTIVITIES
Payment of dividends	-	(369)
Excess tax benefits for share-based payments	-	453
Cash paid for common stock purchased and retired	(244)	(537)
Proceeds received upon exercise of stock options	6	12
Net cash used for financing activities	(238)	(441)

Net increase in cash and cash equivalents	6,388	5,521
Cash and cash equivalents at beginning of period	2,573	4,622
Cash and cash equivalents at end of period	$8,961	$10,143

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Financial Accounting Standards Board (FASB) recently issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments to the Codification in this ASU now require

1. the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfer be disclosed separately and
2. in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.
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

Recently Issued Accounting Pronouncements Not Yet Adopted:

ASU 2010-13, Compensation – Stock Compensation (topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The amendments to the Codification in this ASU provide guidance on share-based payment awards to employees with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade. The ASU states that if such awards meet all the criteria for equity should be classified as such and not liability based solely on the currency it is denominated in. The amendments are effective beginning in 2011 with adoption required in the first quarter of that year. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The basic and diluted calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data )	2010	2009	2010	2009
Net income (loss) available for stockholders:	$2,465	$(3,835)	$2,385	$(6,321)
Less: Dividends paid
Common Stock	-	-	-	(361)
Restricted shares of common stock	-	-	-	(8)
Undistributed income (loss)	$2,465	$(3,835)	$2,385	$(6,690)

Allocation of undistributed income (loss):
Common Stock	$2,405	$(3,751)	$2,327	$(6,543)
Restricted shares of common stock	60	(84)	58	(147)

Basic shares outstanding:
Common Stock	35,277	35,253	35,270	35,210
Restricted shares of common stock	905	821	895	786
	36,182	36,074	36,165	35,996
Diluted shares outstanding:
Common Stock	35,277	35,253	35,270	35,210
Dilutive effect of stock options	521	-	488	-
	35,798	35,253	35,758	35,210
Restricted shares of common stock	905	821	895	786
	36,703	36,074	36,653	35,996
Basic earnings (loss) per share:
Common Stock:
Distributed earnings	$-	$-	$-	$0.01
Undistributed income (loss)	0.07	(0.11)	0.07	(0.19)
	$0.07	$(0.11)	$0.07	$(0.18)
Restricted shares of common stock:
Distributed earnings	$-	$-	$-	$0.01
Undistributed income (loss)	0.07	(0.10)	0.06	(0.19)
	$0.07	$(0.10)	$0.06	$(0.18)
Diluted earnings per share:
Common Stock:
Distributed earnings	$-	$-	$-	$0.01
Undistributed income (loss)	0.07	(0.11)	0.07	(0.19)
	$0.07	$(0.11)	$0.07	$(0.18)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

During the three and six months ended June 30, 2009, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of the corresponding diluted loss per share because the effect would have been anti-dilutive.

4.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income (loss)	$2,465	$(3,835)	$2,385	$(6,321)
Other comprehensive income (loss), net of taxes:
Pension adjustment	5	38	164	178
Unrealized (loss) gain on securities available for sale, net of
reclassification adjustment during the period	(16)	(48)	(56)	85
Total comprehensive income (loss)	$2,454	$(3,845)	$2,493	$(6,058)

5.	STOCK-BASED COMPENSATION

The Company reserved 5,250,000 shares of common stock under the 2001 and 2004 Stock Incentive Plans each of which expires ten years from the date of approval.  These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of June 30, 2010, there were approximately 1,227,000 shares available for grants.

Stock-based compensation for the three and six months ended June 30, 2010 and 2009 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Pre – tax cost	$419	$415	$855	$815
After tax cost	$270	$270	$551	$536

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Stock Options

Transactions involving Marine Products stock options for the six months ended June 30, 2010 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	687,292	$3.70	2.4 years
Granted	-	-	N/A
Exercised	(3,375)	1.71	N/A
Reinstated/(Forfeited)	1,500	12.47	N/A
Expired	-	-	N/A
Outstanding and exercisable at June 30, 2010	685,417	$3.72	1.9 years	$1,330,000

The total intrinsic value of share options exercised was approximately $17,000 during the six months ended June 30, 2010 and approximately $975,000 during the six months ended June 30, 2009.  Tax benefits associated with the exercise of non-qualified stock options during the six months ended June 30, 2009 of approximately $256,000 were credited to capital in excess of par value and are classified as financing cash flows.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2010	797,450	$7.38
Granted	249,000	5.16
Vested	(144,050)	10.99
Forfeited	(5,600)	9.38
Non-vested shares at June 30, 2010	896,800	$6.17

The total fair value of shares vested was approximately $814,000 during the six months ended June 30, 2010 and $666,000 during the six months ended June 30, 2009.  There were no tax benefits for compensation tax deductions in excess of compensation expense during the six months ended June 30, 2010.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $197,000 for the six months ended June 30, 2009 were credited to capital in excess of par value and are classified as financing cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Other Information

As of June 30, 2010, total unrecognized compensation cost related to non-vested restricted shares was approximately $4,737,000.  This cost is expected to be recognized over a weighted-average period of 4.2 years.

6.	MARKETABLE SECURITIES

Marine Products maintains investments held with a large, well-capitalized financial institution.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method.  Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.  The net realized gains (losses) and the reclassification of net realized gains (losses) from other comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Net realized gain (losses)	$-	$6	$-	$39
Reclassification of net realized gains (losses) from other comprehensive income	$-	$6	$-	$39

Gross unrealized gains (losses) on marketable securities are as follows:

	June 30, 2010		December 31, 2009
	Gross unrealized		Gross unrealized
(In thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$285	$(8)	$345	$(6)
Corporate Obligations	$81	$(6)	$99	$-
	$366	(14)	$444	$(6)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

	June 30, 2010			December 31, 2009
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$34,964	$35,241	$277	$35,996	$36,335	$339
Corporate Obligations	5,755	5,830	75	3,011	3,110	99
Total	$40,719	$41,071	$352	$39,007	$39,445	$438

Municipal obligations consist primarily of municipal notes rated A1/P1 or higher ranging in maturity from less than 12 months to 12 years.  Corporate backed obligations consist primarily of debentures and notes issued by other companies ranging in maturity from two to four years.  These securities are rated BBB or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2011 and 2022.

7.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the six months ended June 30, 2010 and 2009 is as follows:

(in thousands)	2010	2009
Balance at beginning of period	$2,403	$3,567
Less: Payments made during the period	(986)	(1,573)
Add: Warranty provision for the period	1,319	506
Changes to warranty provision for prior periods	(48)	329
Balance at June 30	$2,688	$2,829

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

As a result of dealer defaults, MPC became contractually obligated to repurchase inventory of approximately $5.3 million during the six months ended June 30, 2009.  There were no repurchases of inventory under contractual agreements during the six months ended June 30, 2010.  The Company recorded costs in connection with the repurchase of boats of approximately $0.8 million during the six months ended June 30, 2009 as a reduction of net sales.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

During the third quarter of 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which expired June 30, 2010.  Effective July 1, 2010, this agreement was further amended to change the contractual repurchase limit to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.5 million with expiration dates through June 30, 2011.  As of June 30, 2010, the Company has an aggregate remaining repurchase obligation with these financing institutions of approximately $6.0 million.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2010	December 31, 2009
Raw materials and supplies	$18,033	$13,149
Work in process	4,697	4,578
Finished goods	3,228	1,760
Total inventories	$25,958	$19,487

10.	INCOME TAXES

The Company determines its periodic income tax (benefit) provision based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the second quarter of 2010, the income tax expense reflects an effective tax rate of 12.7 percent, compared to an effective tax rate of 35.3 percent for the comparable period in the prior year.  For the six months ended June 30, 2010, the income tax expense reflects an effective tax rate of 12.5 percent, compared to an effective tax rate of 38.2 percent for the comparable period in the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities, coupled with the impact of discrete tax adjustments, including state net operating losses (“NOLs”) expected to be used in the future.

11.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$-	$-	$-	$-
Interest cost	67	70	133	140
Expected return on plan assets	(75)	(66)	(149)	(132)
Amortization of net losses	8	59	17	118
Net periodic benefit cost	$-	$63	$1	$126

During the second quarter of 2010, the Company made a contribution of $86,000 to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $4,333,000 as of June 30, 2010 and $4,450,000 as of December 31, 2009.  The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.  Trading gains (losses) related to the SERP assets totaled $(118,000) during the three months ended June 30, 2010 and $(117,000) during the six months ended June 30, 2010.  Trading gains (losses) related to the SERP assets totaled $260,000 during the three months ended June 30, 2009 and $205,000 during the six months ended June 30, 2009.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements at June 30, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,333	$-
Available-for-sale securities	-	41,071	-

	Fair Value Measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,450	$-
Available-for-sale securities	-	39,445	-

During fiscal year 2009 and the six months ended June 30, 2010, significant observable inputs in addition to quoted market prices were used to value trading securities.  As a result, the Company classified these investments as using Level 2 inputs.  Also during fiscal year 2009 and the six months ended June 30, 2010, due to market disruptions that led to decreased availability of quoted prices for identical assets, the Company classified available-for-sale securities as using Level 2 inputs.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Marine Products Corporation, through our wholly-owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets. Many of these dealers finance their inventory through third-party floorplan lenders, who pay Marine Products generally within seven to 10 days after delivery of the products to the dealers.

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

Our production levels were significantly higher during the second quarter of 2010 compared to the second quarter of 2009 as a result of dealer demand for new models in our industry.  Operating income increased significantly compared to the prior year due to higher net sales and gross profit, which was in part due to significantly lower retail incentive costs, and increased efficiencies due to higher production levels.  Our unit backlog at June 30, 2010 is significantly higher in comparison to this time last year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2010 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Management believes that net sales will increase in 2010 compared to 2009 and that our operating results will improve.  This belief is based on indications that the downturn in recreational boating has bottomed, the fact that our dealer inventories are at historically low levels and that our year to date net sales and operating results for the six months ended June 30, 2010 are much improved compared to results for the 12 months ended December 31, 2009.  While retail demand may decline in 2010, our production and sales to dealers will increase because a significant portion of our retail demand will have to be fulfilled by additional production from our manufacturing plants rather than primarily by sales from older dealer inventory which occurred in 2009.  Industry data published in 2010 indicate that retail boat sales are lower than in 2009.  This decline will be further exacerbated to some extent by the weakness in the Gulf Coast markets as a result of reduced tourism from the oil spill that occurred in April of 2010.  Our operating results should improve due to an improved gross margin from increased production and significantly lower incentive costs.  In addition, the availability of credit from third-party floor plan lenders who provide inventory financing to the vast majority of our dealers has improved for financially stable dealers.  Also, the prolonged drought in several of Marine Products’ major Southeastern markets is over, which enhances the navigability of waterways as well as access to docks, boat ramps and other recreational facilities.

However, we do not believe that retail sales in 2010 will return to levels experienced in 2008 due to the prolonged recession and continued weak consumer confidence, which will dampen the enthusiasm for purchases of large discretionary items such as pleasure boats.  In addition, consumer credit remains tight and fuel prices are somewhat higher than at this time last year.  The financial crisis may have long-term effects on consumer behavior with regard to pleasure boating.  Over the past several years, Marine Products as well as other manufacturers have been working to improve their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences.  In addition, the recreational boating industry began a promotional program several years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats.  Many manufacturers, including Marine Products, are participating in this program.  Management believes that these efforts will benefit the industry and Marine Products.  During 2009, we implemented a marketing program for potential new dealers which emphasized our financial strength and product quality as an alternative to many competitors who are less financially stable and less able to support their dealers with quality products and good service.  As a result of these efforts, we gained a number of new dealers who had previously sold competitors’ products, which served to offset the number of our dealers who exited the business due to bankruptcy or for other reasons.  As in past years, Marine Products developed a number of new models for the 2011 model year which began during the second calendar quarter of 2010.  For this model year, Marine Products continues to emphasize fewer models with more standard features and fewer options, which will allow dealers with limited financial resources to reduce the quantity of inventory which they are required to carry.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Given the continued weak selling environment for our products and our desire to maintain appropriate levels of dealer inventories, we plan to reduce production during the third quarter of 2010 which is historically the lowest retail sales quarter.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2010 and 2009 are as follows:

($ in thousands)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Total number of boats sold	676	219	1,215	529
Average gross selling price per boat	$44.2	$51.6	$44.1	$47.8
Net sales	$31,677	$8,188	$56,170	$21,438
Percentage of cost of goods sold to net sales	79.2%	148.5%	82.1%	121.4%
Gross profit (loss) margin percent	20.8%	(48.5)%	17.9%	(21.4)%
Percentage of selling, general and administrative expenses to net sales	12.8%	28.6%	14.1%	30.3%
Operating income (loss)	$2,532	$(6,310)	$2,129	$(11,067)
Warranty expense	$644	$188	$1,271	$835

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Net sales for the three months ended June 30, 2010 increased $23.5 million or 286.9 percent compared to the comparable period in 2009. The change in net sales was due primarily to a 208.7 percent increase in the number of boats sold partially offset by a 14.3 percent decrease in the average gross selling price per boat.  Unit sales among all models increased significantly compared to the prior year due to increased dealer demand for units in all of our product lines.  Average gross selling price per boat decreased due mainly to the change in model mix in our Sunesta and Signature Cruiser lines as well as sale of fewer Premiere Sport Yachts during the current period.  Also contributing to the increase in net sales were significantly lower retail incentives recognized in 2010 compared to 2009.  In the second quarter of 2010, sales outside of the United States accounted for 36.5 percent of net sales compared to 22.5 percent of net sales in the prior year.

Cost of goods sold for the three months ended June 30, 2010 was $25.1 million compared to $12.2 million for the comparable period in 2009, an increase of $12.9 million or 106.3 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily as the result of significantly lower retail incentive costs, improved manufacturing cost efficiencies due to significantly higher production volumes and cost leverage with increased sales during the second quarter of 2010 compared to the same period of 2009.  Production levels were significantly increased in response to higher retail demand for new models and lower dealer inventories.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended June 30, 2010 were $4.1 million compared to $2.3 million for the comparable period in 2009, an increase of $1.7 million or 73.6 percent.  Selling, general and administrative expenses, as a percentage of net sales, decreased due to leverage of fixed costs over higher net sales partially offset by costs that vary with sales and profitability. Warranty expense was 2.0 percent of net sales for the three months ended June 30, 2010 compared to 2.3 percent in the prior year.

Operating income for the three months ended June 30, 2010 increased $8.8 million compared to the comparable period in 2009.  The increase in operating income was primarily due to higher net sales and gross profit partially offset by an increase in selling, general and administrative expenses in the second quarter of 2010 compared to the prior year.

Interest income was $0.3 million during the three months ended June 30, 2010 and $0.4 million for the comparable period in 2009.  The decrease was primarily due to a decrease in the average investment balance coupled with lower market returns on the Company’s short-term debt investments compared to the prior year.

Income tax provision for the three months ended June 30, 2010 was $357 thousand compared to an income tax benefit of $2.1 million for the comparable period in 2009.  The income tax provision for the three months ended June 30, 2010 reflects an effective tax rate of 12.7 percent compared to an effective tax rate of 35.3 percent for the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities, coupled with the impact of discrete tax adjustments, including state NOLs expected to be used in the future.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Net sales for the six months ended June 30, 2010 increased $34.7 million or 162.0 percent compared to the comparable period in 2009. The change in net sales was due primarily to a 129.7 percent increase in the number of boats sold partially offset by a 7.8 percent decrease in the average gross selling price per boat.  Unit sales among all models increased significantly compared to the prior year due to increased dealer demand for units in all of our product lines.  Average gross selling price per boat decreased due to the sale of a higher percentage of smaller boats in our Sunesta and Signature Cruisers lines in response to dealer demand.  Also contributing to the increase in net sales were significantly lower retail incentives recognized in 2010 compared to 2009.  In the first six months of 2010, sales outside of the United States accounted for 31.5 percent of net sales compared to 29.0 percent of net sales in the prior year.

Cost of goods sold for the six months ended June 30, 2010 was $46.1 million compared to $26.0 million for the comparable period in 2009, an increase of $20.1 million or 77.3 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily as the result of lower retail incentive costs, improved manufacturing cost efficiencies due to significantly higher production volumes and cost leverage with increased sales during the first and second quarters of 2010 compared to the same periods in 2009.  Production levels were increased during the first six months of 2010 in response to higher retail demand for new models and lower dealer inventories.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the six months ended June 30, 2010 were $7.9 million compared to $6.5 million for the comparable period in 2009, an increase of $1.4 million or 22.0 percent.  Selling, general and administrative expenses, as a percentage of net sales, decreased due to leverage of fixed costs over higher net sales.  Warranty expense was 2.3 percent of net sales for the six months ended June 30, 2010 compared to 3.9 percent in the prior year.

Operating income for the six months ended June 30, 2010 increased $13.2 million compared to the comparable period in 2009.  The increase in operating income was primarily due to higher net sales and gross profit partially offset by an increase in selling, general and administrative expenses during the six months ended June 30, 2010 compared to the same period of the prior year.

Interest income was $0.6 million during the six months ended June 30, 2010 and $0.8 million for the comparable period in 2009.  The decrease was primarily due to a decrease in the average investment balance coupled with lower market returns on the Company’s short-term debt investments compared to the prior year.

Income tax provision for the six months ended June 30, 2010 was $342 thousand compared to an income tax benefit of $3.9 million for the comparable period in 2009.  The income tax provision for the six months ended June 30, 2010 reflects an effective tax rate of 12.5 percent compared to an effective tax rate of 38.2 percent for the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities, coupled with the impact of discrete tax adjustments, including state NOLs expected to be used in the future.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2010 were $9.0 million.  In addition, the aggregate of short-term and long-term marketable securities were $41.1 million at June 30, 2010 compared to $39.4 million at December 31, 2009.  The following table sets forth the historical cash flows for the applicable period:

(in thousands)	Six months ended June 30,
	2010	2009

Net cash provided by operating activities	$8,406	$4,640
Net cash (used for) provided by investing activities	(1,780)	1,322
Net cash used for financing activities	$(238)	$(441)

Cash provided by operating activities for the six months ended June 30, 2010 increased approximately $3.8 million compared to the comparable period in 2009.  This increase is primarily the result of higher net income during the first six months of 2010 and an income tax refund of $6.0 million received during the second quarter of 2010 partially offset by higher working capital requirements.  Inventories and accounts receivables increased during the current period consistent with higher production volumes and sales.

Cash used for investing activities for the six months ended June 30, 2010 increased approximately $3.1 million compared to the comparable period in 2009 due to increased purchases of marketable securities in the current period.

Cash used for financing activities for the six months ended June 30, 2010 decreased approximately $0.2 million primarily due to a reduction in dividends paid per share during 2010 compared to 2009 coupled with lower common share repurchases in the current year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2010 will be approximately $200 thousand, of which $68 thousand has been spent through June 30, 2010.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  During the second quarter of 2010, the Company made a contribution of $86 thousand to this plan in order to achieve the Company’s funding objective.  The Company does not currently expect to make any additional contributions to this plan for the remainder of 2010.

As of June 30, 2010, the Company has purchased a total of 4,925,157 shares in the open market under the Company stock repurchase program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the six months ended June 30, 2010.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2010 and 2009.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  There were no repurchases of dealer inventory during the first and second quarters of 2010.

Management continues to monitor the risk of additional dealer defaults and resulting repurchase obligation based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.  As of June 30, 2010, the Company believes the fair value of its remaining guarantee liability is $50 thousand.  See further information regarding repurchase obligations in Note 7 of the Consolidated Financial Statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

During the third quarter of 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which expired June 30, 2010.  Effective July 1, 2010, this agreement was further amended to change the contractual repurchase limit to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.5 million with expiration dates through June 30, 2011.  As of June 30, 2010, the Company has an aggregate remaining repurchase obligation with these financing institutions of approximately $6.0 million.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $326 thousand in the six months ended June 30, 2010 and $379 thousand in the six months ended June 30, 2009.

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

INFLATION

During the fourth quarter of 2009 and the first and second quarter of 2010, the prices of commodities such as copper, stainless steel and resins, which have hydrocarbon feedstocks, began to rise due to the recovery from the global recession.  This increase in commodity prices is likely to lead to higher materials costs in 2010.  Since retail consumer demand for recreational boats is extremely low at the present time, we cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs.  It is likely that these increased commodity prices will negatively impact the Company’s operating results in 2010 compared to 2009.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases.  Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate of the guarantee liability under dealer floor plan financing arrangements; the Company’s expectation about contributions to its pension plan in 2010; management’s belief that net sales will increase in 2010 compared to 2009 and that the Company’s operating results will improve; the Company’s belief that the downturn in recreational boating has bottomed and is showing signs of improvement; the Company’s belief that production and sales to dealers will increase because retail demand will have to be fulfilled by additional production from our manufacturing plants rather than sales from older dealer inventory; our belief that our operating results will improve due to an improved gross margin from increased production and significantly lower incentive costs; our belief that the availability of credit to our dealers has improved for financially stable dealers; our belief that retail sales in 2010 will not return to levels experienced in 2008 and that the financial crisis may have long-term effects on consumer behavior with regard to pleasure boating; our expectation that the decline in retail boat sales will be exacerbated by weakness in the Gulf Coast markets due to the oil spill;our belief that the recreational boating industry promotional program will benefit the industry and Marine Products; our belief that the Company will continue to be challenged by the effect of an uncertain level of consumer demand during the latter part of 2010 model year and the remainder of 2010; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for the next twelve months; the Company’s expectations about capital expenditures during 2010; our plan to reduce production in the third quarter of 2010; that the Company may in the future incur additional repurchase obligations as a result of dealer floor plan financing defaults; the Company’s belief that the prices of many commodities used as raw materials for its manufacturing processes will rise in the near future; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, the effects of the oil spill in the Gulf Coast of Mexico on boat sales and insurance companies that insure a number of Marine Products’ marketable securities have recently been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2010, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of June 30, 2010, the Company’s investment portfolio, totaling approximately $41.1 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2009, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2009 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, June 30, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: August 6, 2010	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 6, 2010	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)