Form 10-Q
period 2010-09-30
MARINE PRODUCTS CORP
filed 2010-11-04
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010 Marine Products Corporation had 37,095,105 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS, AS RESTATED

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS		(Note 1)

Cash and cash equivalents	$9,053	$2,573
Marketable securities	18,626	23,328
Accounts receivable, net	1,203	1,265
Inventories	22,472	19,487
Income taxes receivable	-	6,304
Deferred income taxes	1,138	1,008
Prepaid expenses and other current assets	1,187	2,783
Total current assets	53,679	56,748
Property, plant and equipment, net	12,563	13,310
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	28,275	16,117
Deferred income taxes	3,248	3,224
Other assets	5,019	5,077
Total assets	$106,557	$98,249

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$5,635	$1,972
Accrued expenses and other liabilities	9,520	8,711
Total current liabilities	15,155	10,683
Pension liabilities	5,185	5,689
Other long-term liabilities	423	365
Total liabilities	20,763	16,737
Common stock	3,709	3,688
Capital in excess of par value	-	-
Retained earnings	82,776	78,690
Accumulated other comprehensive loss	(691)	(866)
Total stockholders' equity	85,794	81,512
Total liabilities and stockholders' equity	$106,557	$98,249

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$24,027	$7,011	$80,197	$28,449
Cost of goods sold	19,951	7,596	66,079	33,616
Gross profit (loss)	4,076	(585)	14,118	(5,167)
Selling, general and administrative expenses	2,899	2,755	10,812	9,240
Operating income (loss)	1,177	(3,340)	3,306	(14,407)
Interest income	278	420	876	1,257
Income (loss) before income taxes	1,455	(2,920)	4,182	(13,150)
Income tax provision (benefit)	455	(1,312)	797	(5,221)
Net income (loss)	$1,000	$(1,608)	$3,385	$(7,929)

Earnings (loss) per share
Basic	$0.03	$(0.04)	$0.09	$(0.22)
Diluted	$0.03	$(0.04)	$0.09	$(0.22)

Dividends per share	$-	$-	$-	$0.010

Average shares outstanding
Basic	36,190	36,084	36,173	36,059
Diluted	36,586	36,084	36,638	36,059

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands)
(Unaudited)

	Comprehensive	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2009		36,883	$3,688	$—	$78,690	$(866)	$81,512
Stock issued for stock incentive
plans, net		247	25	240	701	—	966
Stock purchased and retired		(43)	(4)	(240)	—	—	(244)
Net income	$3,385	—	—	—	3,385	—	3,385
Other comprehensive income, net of tax:
Pension adjustment	169	—	—	—	—	169	169
Unrealized gain on securities,
net of reclassification adjustment	6	—	—	—	—	6	6
Comprehensive income	$3,560

Balance, September 30, 2010		37,087	$3,709	$—	$82,776	$(691)	$85,794

The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$3,385	$(7,929)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	827	1,056
Gain on sale of equipment and property	-	(15)
Stock-based compensation expense	1,233	1,214
Excess tax benefits for share-based payments	-	(453)
Deferred income tax (benefit) provision	(596)	76
(Increase) decrease in assets:
Accounts receivable	62	2,853
Inventories	(2,985)	6,380
Prepaid expenses and other current assets	1,596	483
Income taxes receivable	6,376	(2,670)
Other non-current assets	58	(652)
Increase (decrease) in liabilities:
Accounts payable	1,529	1,677
Income taxes payable	181	-
Accrued expenses and other liabilities	628	(5,344)
Other long-term liabilities	(183)	686
Net cash provided by (used for) operating activities	12,111	(2,638)

INVESTING ACTIVITIES
Capital expenditures	(80)	(76)
Proceeds from sale of property and equipment	-	15
Purchases of marketable securities	(21,999)	(13,556)
Sales of marketable securities	5,016	7,081
Maturities of marketable securities	11,670	5,954
Net cash used for investing activities	(5,393)	(582)

FINANCING ACTIVITIES
Payment of dividends	-	(369)
Excess tax benefits for share-based payments	-	453
Cash paid for common stock purchased and retired	(244)	(537)
Proceeds received upon exercise of stock options	6	24
Net cash used for financing activities	(238)	(429)

Net increase (decrease) in cash and cash equivalents	6,480	(3,649)
Cash and cash equivalents at beginning of period	2,573	4,622
Cash and cash equivalents at end of period	$9,053	$973

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

During the nine months ended September, 30, 2010, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The amendments to the Codification in this ASU now require:
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

Recently Issued Accounting Pronouncements Not Yet Adopted:

ASU 2010-13, Compensation – Stock Compensation (topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The amendments to the Codification in this ASU provide guidance on share-based payment awards to employees with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade.  The ASU states that if such awards meet all the criteria for equity they should be classified as such and not as a liability based solely on the currency it is denominated in. The amendments are effective beginning in 2011 with adoption required in the first quarter of that year.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The basic and diluted calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2010	2009	2010	2009
Net income (loss) available for stockholders:	$1,000	$(1,608)	$3,385	$(7,929)
Less: Dividends paid
Common Stock	-	-	-	(361)
Restricted shares of common stock	-	-	-	(8)
Undistributed income (loss)	$1,000	$(1,608)	$3,385	$(8,298)

Allocation of undistributed income (loss):
Common Stock	$976	$(1,573)	$3,303	$(8,115)
Restricted shares of common stock	24	(35)	82	(183)

Basic shares outstanding:
Common Stock	35,293	35,272	35,278	35,205
Restricted shares of common stock	897	812	895	791
	36,190	36,084	36,173	35,996
Diluted shares outstanding:
Common Stock	35,293	35,272	35,278	35,205
Dilutive effect of stock options	396	-	465	-
	35,689	35,272	35,743	35,205
Restricted shares of common stock	897	812	895	791
	36,586	36,084	36,638	35,996
Basic earnings (loss) per share:
Common Stock:
Distributed earnings	$-	$-	$-	$0.01
Undistributed income (loss)	0.03	(0.04)	0.09	(0.23)
	$0.03	$(0.04)	$0.09	$(0.22)
Restricted shares of common stock:
Distributed earnings	$-	$-	$-	$0.01
Undistributed income (loss)	0.03	(0.04)	0.09	(0.23)
	$0.03	$(0.04)	$0.09	$(0.22)
Diluted earnings per share:
Common Stock:
Distributed earnings	$-	$-	$-	$0.01
Undistributed income (loss)	0.03	(0.04)	0.09	(0.23)
	$0.03	$(0.04)	$0.09	$(0.22)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2009, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of the corresponding diluted loss per share because the effect would have been anti-dilutive.

4.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the applicable periods are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,000	$(1,608)	$3,385	$(7,929)
Other comprehensive income (loss), net of taxes:
Pension adjustment	5	38	169	216
Unrealized gain on securities available for sale, net of reclassification adjustment during the period	62	90	6	175
Total comprehensive income (loss)	$1,067	$(1,480)	$3,560	$(7,538)

5.	STOCK-BASED COMPENSATION

The Company reserved 5,250,000 shares of common stock under the 2001 and 2004 Stock Incentive Plans each of which expires ten years from the date of approval.  These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2010, there were approximately 1,227,000 shares available for grants.

Stock-based compensation for the three and nine months ended September 30, 2010 and 2009 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Pre – tax cost	$378	$399	$1,233	$1,214
After tax cost	$244	$257	$795	$793

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Transactions involving Marine Products stock options for the nine months ended September 30, 2010 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	687,292	$3.70	2.4 years
Granted	-	-	N/A
Exercised	(1,875)	1.71	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at September 30, 2010	685,417	$3.72	1.7 years	$1,659,000

The total intrinsic value of share options exercised was approximately $17,000 during the nine months ended September 30, 2010 and approximately $994,000 during the nine months ended September 30, 2009.  Tax benefits associated with the exercise of non-qualified stock options during the nine months ended September 30, 2009 of approximately $256,000 were credited to capital in excess of par value and are classified as financing cash flows.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2010	797,450	$7.38
Granted	249,000	5.16
Vested	(144,050)	10.99
Forfeited	(5,600)	9.38
Non-vested shares at September 30, 2010	896,800	$6.17

The total fair value of shares vested was approximately $814,000 during the nine months ended September 30, 2010 and $666,000 during the nine months ended September 30, 2009.  There were no tax benefits for compensation tax deductions in excess of compensation expense during the nine months ended September 30, 2010.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $197,000 for the nine months ended September 30, 2009 were credited to capital in excess of par value and are classified as financing cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of September 30, 2010, total unrecognized compensation cost related to non-vested restricted shares was approximately $4,359,000.  This cost is expected to be recognized over a weighted-average period of 4.2 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net realized gain (losses)	$-	$44	$-	$83
Reclassification of net realized gains (losses) from other comprehensive income	$-	$44	$-	$83

Gross unrealized gains (losses) on marketable securities are as follows:

	September 30, 2010		December 31, 2009
	Gross unrealized		Gross unrealized
(In thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$280	$(25)	$345	$(6)
Corporate Obligations	192	-	99	-
	$472	$(25)	$444	$(6)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

	September 30, 2010			December 31, 2009
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$40,231	$40,486	$255	$35,996	$36,335	$339
Corporate Obligations	6,223	6,415	192	3,011	3,110	99
Total	$46,454	$46,901	$447	$39,007	$39,445	$438

Municipal obligations consist primarily of municipal notes rated A1/P1 or higher ranging in maturity from less than 12 months to four years.  Corporate backed obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to four years.  These securities are rated BBB or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2011 and 2014.

7.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the nine months ended September 30, 2010 and 2009 is as follows:

(in thousands)	2010	2009
Balance at beginning of period	$2,403	$3,567
Less: Payments made during the period	(1,469)	(2,503)
Add: Warranty provision for the period	1,874	646
Changes to warranty provision for prior periods	(175)	696
Balance at September 30	$2,633	$2,406

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements primarily provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender.

As a result of dealer defaults, MPC became contractually obligated to repurchase inventory of approximately $6.3 million during the nine months ended September 30, 2009.  The Company recorded costs in connection with the repurchase of boats of approximately $0.8 million during the nine months ended September 30, 2009 as a reduction of net sales.  There were no repurchases of inventory under contractual agreements during the nine months ended September 30, 2010.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

During the third quarter of 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which expired June 30, 2010.  Effective July 1, 2010, this agreement was further amended to change the contractual repurchase limit to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.5 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $9.0 million as of September 30, 2010.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2010	December 31, 2009
Raw materials and supplies	$16,665	$13,149
Work in process	3,379	4,578
Finished goods	2,428	1,760
Total inventories	$22,472	$19,487

10.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the third quarter of 2010, the income tax expense reflects an effective tax rate of 31.3 percent, compared to an effective tax rate of 44.9 percent for the comparable period in the prior year.  For the nine months ended September 30, 2010, the income tax expense reflects an effective tax rate of 19.1 percent, compared to an effective tax rate of 39.7 percent for the comparable period in the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities, coupled with the impact of discrete tax adjustments, including state net operating losses (“NOLs”) expected to be used in the future.

11.	SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of marketable securities of approximately $2,134,000 as of September 30, 2010.

12.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$-	$-	$-	$-
Interest cost	66	71	199	211
Expected return on plan assets	(74)	(66)	(223)	(198)
Amortization of net losses	9	58	26	176
Net periodic benefit cost	$1	$63	$2	$189

During the second quarter of 2010, the Company made a contribution of $86,000 to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $4,390,000 as of September 30, 2010 and $4,450,000 as of December 31, 2009.  The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.  Trading gains (losses) related to the SERP assets totaled $57,000 during the three months ended September 30, 2010 and $(60,000) during the nine months ended September 30, 2010.  Trading gains related to the SERP assets totaled $351,000 during the three months ended September 30, 2009 and $557,000 during the nine months ended September 30, 2009.

13.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2010 and December 31, 2009:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at September 30, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,390	$-
Available-for-sale securities	-	46,901	-

	Fair Value Measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,450	$-
Available-for-sale securities	-	39,445	-

During fiscal year 2009 and the nine months ended September 30, 2010, significant observable inputs in addition to quoted market prices were used to value trading securities.  As a result, the Company classified these investments as using Level 2 inputs.  Also during fiscal year 2009 and the nine months ended September 30, 2010, due to market disruptions that led to decreased availability of quoted prices for identical assets, the Company classified available-for-sale securities as using Level 2 inputs.

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

Our production levels were significantly higher during the third quarter of 2010 compared to the third quarter of 2009 as a result of dealer demand for new models and lower dealer inventories.  Operating income increased significantly compared to the prior year due to higher net sales and gross profit, which was in part due to significantly lower retail incentive costs as a percentage of net sales, and increased efficiencies due to higher production levels.  Our unit backlog at September 30, 2010 has improved in comparison to this time last year primarily as a result of improved dealer demand for our products.  The healthier unit backlog allows us to maintain reasonable production levels in order to balance dealer demand for new models with current dealer inventory including older models.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2010 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Management believes that net sales will increase in 2010 compared to 2009 and that our operating results will improve.  This belief is based on indications that the downturn in recreational boating has bottomed, the fact that our dealer inventories are at historically low levels and that our year to date net sales and operating results for the nine months ended September 30, 2010 are much improved compared to results for the 12 months ended December 31, 2009.  While retail sales volumes have declined in 2010 compared to 2009, our production and sales to dealers have increased because a significant portion of our retail demand will have to be fulfilled by additional production from our manufacturing plants rather than primarily by sales from older dealer inventory which occurred in 2009 when non-current models were being heavily discounted.  Industry data published in 2010 indicate that retail boat sales are lower than in 2009.  Our operating results should improve due to an improved gross margin from increased production and significantly lower incentive costs as a percentage of net sales.  In addition, the availability of credit from third-party floor plan lenders who provide inventory financing to the vast majority of our dealers has improved for financially stable dealers.  Also, the prolonged drought in several of Marine Products’ major Southeastern markets is over, which enhances the navigability of waterways as well as access to docks, boat ramps and other recreational facilities.

However, we do not believe that retail sales in 2010 will return to levels experienced in 2008 due to the prolonged recession and continued weak consumer confidence, which will dampen the enthusiasm for purchases of large discretionary items such as pleasure boats.  In addition, consumer credit remains tight and fuel prices are somewhat higher than at this time last year.  The financial crisis may have long-term effects on consumer behavior with regard to pleasure boating.  Over the past several years, Marine Products as well as other manufacturers have been working to improve their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences.  In addition, the recreational boating industry began a promotional program several years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats.  Many manufacturers, including Marine Products, are participating in this program.  Management believes that these efforts will benefit the industry and Marine Products.  During 2009, we implemented a marketing program for potential new dealers which emphasized our financial strength and product quality as an alternative to many competitors who are less financially stable and less able to support their dealers with quality products and good service.  As a result of these efforts, we gained a number of new dealers who had previously sold competitors’ products, which served to offset the number of our dealers who exited the business due to bankruptcy or for other reasons.  As in past years, Marine Products developed a number of new models for the 2011 model year which began during the second calendar quarter of 2010.  For this model year, Marine Products continues to emphasize fewer models with more standard features and fewer options, which will allow dealers with limited financial resources to reduce the quantity of inventory which they may otherwise be required to carry.  For the 2011 model year, Marine Products introduced two larger models in the Company’s Signature Cruiser and Sunesta Wide Tech product lines, which allowed the Company to realize higher average selling prices within these product lines during the third quarter of 2010.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Given the continued uncertain selling environment for our products and our desire to maintain appropriate levels of dealer inventories, we reduced production during the third quarter of 2010 compared to the second quarter of 2010.  The third quarter is historically the lowest retail sales quarter.

Our financial results will continue to be affected by a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials.   We anticipate that the Company will continue to be challenged by the effect of an uncertain level of consumer demand during the remainder of 2010.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2010 and 2009 are as follows:

($ in thousands)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Total number of boats sold	500	148	1,715	677
Average gross selling price per boat	$45.0	$47.3	$44.3	$47.7
Net sales	$24,027	$7,011	$80,197	$28,449
Percentage of cost of goods sold to net sales	83.0%	108.3%	82.4%	118.2%
Gross profit (loss) margin percent	17.0%	(8.3)%	17.6%	(18.2)%
Percentage of selling, general and dministrative expenses to net sales	12.1%	39.3%	13.5%	32.5%
Operating income (loss)	$1,177	$(3,340)	$3,306	$(14,407)
Warranty expense	$428	$507	$1,699	$1,342

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Net sales for the three months ended September 30, 2010 increased $17.0 million or 242.7 percent compared to the comparable period in 2009. The increase in net sales was due primarily to a 237.8 percent increase in the number of boats sold and lower retail incentive costs as a percentage of net sales partially offset by a 4.9 percent decrease in the average gross selling price per boat.  Unit sales among all models increased significantly compared to the prior year due to increased dealer demand for new units in all of our product lines.  Average gross selling price per boat decreased primarily due to the change in model mix in our SSi Wide Tech and Robalo product lines during the current period.  In the third quarter of 2010, sales outside of the United States accounted for 28.2 percent of net sales compared to 26.1 percent of net sales in the prior year.

Cost of goods sold for the three months ended September 30, 2010 was $20.0 million compared to $7.6 million for the comparable period in 2009, an increase of $12.4 million or 162.7 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily as the result of higher sales, lower retail incentive costs as a percentage of net sales, and increased efficiencies due to higher production levels during the first nine months of 2010 compared to the same periods in 2009.  Production levels were significantly higher in response to improved retail demand for new models and lower dealer inventories of non-current models.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended September 30, 2010 were $2.9 million compared to $2.8 million for the comparable period in 2009, an increase of $0.1 million or 5.2 percent.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher net sales. Warranty expense was 1.8 percent of net sales for the three months ended September 30, 2010 compared to 7.2 percent in the prior year which was higher due primarily to significantly lower net sales volumes during the third quarter of 2009.

Operating income for the three months ended September 30, 2010 increased $4.5 million compared to the comparable period in 2009.  The increase in operating income was primarily due to higher net sales and gross profit in the third quarter of 2010 compared to the prior year.

Interest income was $0.3 million during the three months ended September 30, 2010 and $0.4 million for the comparable period in 2009.  The decrease was primarily due to a decrease in the average investment balance coupled with lower market returns on the Company’s debt investments compared to the prior year.

Income tax provision for the three months ended September 30, 2010 was $0.5 million compared to an income tax benefit of $1.3 million for the comparable period in 2009.  The income tax provision for the three months ended September 30, 2010 reflects an effective tax rate of 31.3 percent compared to an effective tax rate of 44.9 percent for the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities, coupled with the impact of discrete tax adjustments, including state NOLs expected to be used in the future.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Net sales for the nine months ended September 30, 2010 increased $51.7 million or 181.9 percent compared to the comparable period in 2009. The change in net sales was due primarily to a 153.3 percent increase in the number of boats sold and lower retail incentive costs as a percentage of net sales partially offset by a 7.1 percent decrease in the average gross selling price per boat.  Unit sales among all models increased significantly compared to the prior year due to increased dealer demand for units in all of our product lines.  Average gross selling price per boat decreased primarily due to the change in model mix in our SSi Wide Tech and Signature Cruisers product lines, as well as lower sales of our Premier Sport Yacht during the current period.  In the first nine months of 2010, sales outside of the United States accounted for 30.5 percent of net sales compared to 32.5 percent of net sales in the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the nine months ended September 30, 2010 was $66.1 million compared to $33.6 million for the comparable period in 2009, an increase of $32.5 million or 96.6 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily as the result of higher sales, lower retail incentive costs as a percentage of net sales, and increased efficiencies due to higher production levels during the first nine months of 2010 compared to the same periods in 2009. Production levels were increased during the first nine months of 2010 in response to higher retail demand for new models and lower dealer inventories of non-current models.

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $10.8 million compared to $9.2 million for the comparable period in 2009, an increase of $1.6 million or 17.0 percent.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher net sales.  Warranty expense was 2.1 percent of net sales for the nine months ended September 30, 2010 compared to 4.7 percent in the prior year which was higher due primarily to significantly lower net sales volumes during the third quarter of 2009.

Operating income for the nine months ended September 30, 2010 increased $17.7 million compared to the comparable period in 2009.  The increase in operating income was primarily due to higher net sales and gross profit partially offset by an increase in selling, general and administrative expenses during the nine months ended September 30, 2010 compared to the same period of the prior year.

Interest income was $0.9 million during the nine months ended September 30, 2010 and $1.3 million for the comparable period in 2009.  The decrease was primarily due to a decrease in the average investment balance coupled with lower market returns on the Company’s debt investments compared to the prior year.

Income tax provision for the nine months ended September 30, 2010 was $0.8 million compared to an income tax benefit of $5.2 million for the comparable period in 2009.  The income tax provision for the nine months ended September 30, 2010 reflects an effective tax rate of 19.1 percent compared to an effective tax rate of 39.7 percent for the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities, coupled with the impact of discrete tax adjustments, including state NOLs expected to be used in the future.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2010 were $9.1 million.  In addition, the aggregate of short-term and long-term marketable securities were $46.9 million at September 30, 2010 compared to $39.4 million at December 31, 2009.  The following table sets forth the historical cash flows for the applicable periods:

(in thousands)	Nine months ended September 30,
	2010	2009

Net cash provided by (used for) operating activities	$12,111	$(2,638)
Net cash used for investing activities	(5,393)	(582)
Net cash used for financing activities	$(238)	$(429)

Cash provided by operating activities for the nine months ended September 30, 2010 increased approximately $14.7 million compared to the comparable period in 2009.  This increase is primarily the result of higher net income during the first nine months of 2010 and an income tax refund of $6.0 million received during the second quarter of 2010 partially offset by higher working capital requirements during 2010.  Working capital requirements increases included an increase in inventories partially offset by an increase in accounts payable during the current period consistent with higher production volumes and sales.

Cash used for investing activities for the nine months ended September 30, 2010 increased approximately $4.8 million compared to the comparable period in 2009 due to increased purchases of marketable securities in the current period as a result of improved cash flows.

Cash used for financing activities for the nine months ended September 30, 2010 decreased approximately $0.2 million primarily due to a reduction in dividends paid per share during 2010 compared to 2009 coupled with lower excess tax benefits for share-based payments and lower common share repurchases in the current year.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization and cash generated by operations will provide sufficient capital to meet the Company’s requirements for at least the next twelve months.  The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2010 will be approximately $150 thousand, of which $80 thousand has been spent through September 30, 2010.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  During the second quarter of 2010, the Company made a contribution of $86 thousand to this plan in order to achieve the Company’s funding objective.  The Company does not currently expect to make any additional contributions to this plan for the remainder of 2010.

As of September 30, 2010, the Company has purchased a total of 4,925,157 shares in the open market under the Company stock repurchase program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the nine months ended September 30, 2010.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the nine months ended September 30, 2010 and 2009.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  There were no repurchases of dealer inventory during the nine months ended September 30, 2010.

Management continues to monitor the risk of additional dealer defaults and resulting repurchase obligation based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.  As of September 30, 2010, the Company believes the fair value of its remaining guarantee liability is immaterial.  See further information regarding repurchase obligations in Note 7 of the Consolidated Financial Statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

During the third quarter of 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which expired June 30, 2010.  Effective July 1, 2010, this agreement was further amended to change the contractual repurchase limit to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.5 million, with various expiration and cancellation terms of less than one year, for an aggregate remaining repurchase obligation with all financing institutions of approximately $9.0 million as of September 30, 2010.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $497 thousand in the nine months ended September 30, 2010 and $541 thousand in the nine months ended September 30, 2009.

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

INFLATION

During the first nine months of 2010, the prices of commodities such as copper, stainless steel and resins, which have hydrocarbon feedstocks, began to rise due to the recovery of the global economy.  This increase in commodity prices is likely to lead to higher materials costs in the remainder of 2010 and 2011.  Since retail consumer demand for recreational boats remains weak at the present time, we cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs.  It is likely that these increased commodity prices will negatively impact the Company’s operating results in 2010 compared to 2009.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

New boat buyers typically finance their purchases.  Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance boat purchase.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate of the fair value of its remaining guarantee liability under dealer floor plan financing arrangements; the Company’s expectation about contributions to its pension plan in 2010; management’s belief that net sales will increase in 2010 compared to 2009 and that the Company’s operating results will improve; the Company’s belief that the downturn in recreational boating has bottomed and is showing signs of improvement; the Company’s belief that production and sales to dealers will increase because retail demand will have to be fulfilled by additional production from our manufacturing plants rather than sales from older dealer inventory; our belief that our operating results will improve due to an improved gross margin from increased production and significantly lower incentive costs; our belief that the availability of credit to our dealers has improved for financially stable dealers; our belief that retail sales in 2010 will not return to levels experienced in 2008 and that the financial crisis may have long-term effects on consumer behavior with regard to pleasure boating; our belief that the recreational boating industry promotional program will benefit the industry and Marine Products; our belief that the Company will continue to be challenged by the effect of an uncertain level of consumer demand during the remainder of 2010; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for the next twelve months; the Company’s expectations about capital expenditures during 2010; that the Company may in the future incur additional repurchase obligations as a result of dealer floor plan financing defaults; the Company’s belief that the prices of many commodities used as raw materials for its manufacturing processes will rise in the near future; the Company’s lack of confidence that it will be able to institute sufficient price increases to compensate for these increased material costs; the Company’s belief that it is likely that these increased prices will negatively impact the Company’s operating results; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,”

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

“plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, the effects of the oil spill in the Gulf Coast of Mexico on boat sales and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2010, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of September 30, 2010, the Company’s investment portfolio, totaling approximately $46.9 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2009, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2009 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: November 4, 2010	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 4, 2010	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)