Form 10-K
period 2010-12-31
MARINE PRODUCTS CORP
filed 2011-03-04
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2010, the last business day of the registrant’s most recent second fiscal quarter, was $53,642,986 based on the closing price on the New York Stock Exchange on June 30, 2010 of $5.66 per share.

Marine Products Corporation had 37,324,801 shares of common stock outstanding as of February 18, 2011.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

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

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements include, without limitation, statements regarding our belief that international sales could produce additional sales growth; our belief that the Wide TechTM bow design may be incorporated on other Chaparral boat models in subsequent model years; management’s belief that Marine Products is well positioned to take advantage of current market conditions which characterize the industry; our intention to continue seeking the most advantageous purchasing arrangements from our suppliers; our ability to execute our marketing strategy to increase market share by expanding our presence by building dedicated sales, marketing and distribution systems; our intention to continue to strengthen our dealer network and build brand loyalty with dealers and customers; our ability to locate and complete strategic acquisitions that will complement our existing product lines, expand our geographic presence and strengthen our capabilities; our belief that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and nationwide presence, enable us to compete effectively; our belief that we do not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety regulations; our belief that the increase in prices of certain commodities is likely to lead to higher costs in 2011 and that we may not be able to increase prices to compensate for increased costs; our belief that our product liability insurance will be adequate; our belief that we have not suffered an increased risk of default among our municipal securities investments; our intention to pursue acquisitions and form strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our customer base and obtain other competitive advantages; our belief that the ultimate outcome of litigation arising in the ordinary course of business will not have a material adverse effect on our liquidity, financial condition or results of operations; our ability to execute stated business and financial strategies in the future to better manage our Company; our belief that net sales will increase moderately in 2011 compared to 2010 and that our operating results will improve; our belief that the downturn in recreational boating has ended; our belief that our dealers’ inventory levels are appropriate which will allow us to increase production in the event of an increase in demand; our belief that retail sales will not increase significantly in 2011; our belief that advertising and consumer targeting efforts will benefit the industry and Marine Products; our anticipation that the Company will continue to be challenged by the effect of an uncertain level of consumer demand; expectations about the amount of contributions to our defined benefit plan and capital expenditures during 2011 and the purpose of those capital expenditures; the adequacy of the Company’s capital resources; the amount and timing of future contractual obligations; judgments about the Company’s critical accounting policies; and the effect of various recent accounting pronouncements on the Company, its operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Marine Products Corporation to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. These risks involve the outcome of current and future litigation, the impact of interest rates, economic conditions, fuel costs and weather on our business, our dependence on a network of independent boat dealers, the possibility of defaults by our dealers in their obligations to third-party dealer floor plan lenders, and our reliance on third-party suppliers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 11 for a discussion of factors that may cause actual results to differ from our projections.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, sport yacht and sport fishing markets. The Company sells its products to a network of 137 domestic and 55 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive and inboard-powered pleasure boats including SSi Sportboats, SSX Sportdecks, Sunesta Wide TechTM and Xtreme boats, Signature Cruisers, Premiere Sport Yachts and Robalo outboard sport fishing boats. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2010] indicate that Chaparral is the fourth largest manufacturer of sterndrive boats in lengths from 18 to 35 feet in the United States.

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

Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an “unsinkable” hull. The Company believes that Robalo’s share of the outboard sport fishing boat market is approximately three percent.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational, cruiser and sport yacht markets through its Chaparral brand, and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description
Chaparral - SSi Sportboats	7	18′-25′	$35,000 - $83,000	Fiberglass closed deck runabouts. Encompasses affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups.

Chaparral - SSX Sportdecks	4	26′-32′	$79,000 - $297,000	Fiberglass bowrider crossover sportboats that combine the ride of a sportboat and the usefulness of a deckboat. Marketed as high value runabouts for family groups.

Chaparral - Sunesta Xtreme Tow Boats	8	20′-28′	$61,000 - $160,000
Fiberglass pleasure boats with a high-performance hull design and updated styling. Wide TechTM is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout, the style of a sportboat and the roominess of a cruiser. Xtreme is marketed as a high-performance wakeboard/ski boat with technical features and styling that appeal to wakeboard and ski enthusiasts.

Chaparral - Signature Cruisers	6	27′-37′	$92,000 - $419,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Chaparral - Premiere Sport Yacht	1	42′	$680,000 - $877,000	High value, fiberglass sport yacht with a Wide TechTM bow design marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo - Sport Fishing Boats	10	22′-30′	$54,000 - $277,000	Sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen.

Manufacturing

Marine Products’ manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. Since 2008, the Company idled its plant located in Valdosta, Georgia in response to the decline in production volumes but this is expected to be temporary. Marine Products utilizes five different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. The Company’s manufacturing operations are ISO 9001: 2008 certified, which is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2008 surpasses previous ISO designations. Management believes Chaparral is the third largest sterndrive boat manufacturing brand to hold the ISO 9001: 2008 certification. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers. The manufacturing process begins with the design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

Product Warranty

For most of our Chaparral products, Marine Products provides a lifetime limited structural hull warranty against defects in material and workmanship for the original purchaser, and a five-year limited structural hull warranty for one subsequent owner. Additionally, a non-transferable five-year limited structural deck warranty against defects in materials and workmanship is available to the original owner. Warranties on additional items are provided for periods of one to five years.

For our Chaparral Premiere model, Marine Products provides a transferable structural hull and deck warranty against defects in material and workmanship for the original and one subsequent owner.  A one-year limited warranty is available on most other components to the original owner and one subsequent owner along with warranties on some addition items ranging from one to five years.

For our Robalo products, Marine Products provides a transferable 10-year limited structural hull warranty against defects in material and workmanship to the original owner, and a five-year limited hull warranty to one subsequent owner.  Additionally, Marine Products provides a transferable one-year limited warranty on other components.

The engine manufacturers for our Robalo and Chaparral products warrant engines included in the boats as well.

Suppliers

Marine Products’ two most significant components used in manufacturing its boats, based on cost, are engines and fiberglass. For each of these, there is currently an adequate supply available in the market. Marine Products has not experienced any material shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mixes, introducing new product lines or limiting production in response to an industry-wide reduction in boat demand. Marine Products obtains most of its fiberglass from a leading domestic supplier. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quality or quantities at acceptable prices.

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

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel, copper and resins made from hydrocarbon feedstocks. In response to global economic weakness impacting demand, the average prices of these commodities fell during 2008 and the first two quarters of 2009, but began to rise during the last two quarters of 2009 and during 2010 as the global economy improved. See “Inflation” below.

Sales and Distribution

Domestic sales are made through approximately 94 Chaparral dealers, 18 Robalo dealers and 25 dealers that sell both brands located in markets throughout the United States. Marine Products also has 55 international dealers. During 2009 a number of our dealers ceased operations for various reasons, although we were able to replace many of them with new dealers in the same markets. During 2010 the financial strength of our dealer network improved due to lower field inventories and greater availability of floorplan financing. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ eight independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounted for more than 10 percent of net sales during 2010 or 2008; however, due to significantly lower sales in 2009, one dealer accounted for approximately 13 percent of net sales in 2009.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its international sales or risk related to foreign currency fluctuation. Marine Products believes international sales could produce additional sales growth. The volume of sales to international dealers increased in 2010 compared to 2009 while there was a decline in 2009 compared to 2008.  International sales are also affected by the value of the U.S. dollar relative to other currencies. International net sales as a percentage of total net sales were 30.5 percent in 2010, 29.4 percent in 2009, and 33.4 percent in 2008.

Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. The Company attempts to ensure that its dealers do not accept an excessive amount of inventory by monitoring their inventory levels. During 2009, the Company produced and sold its products to dealers at a much lower level than the level of retail sales in order to facilitate a reduction in field inventory. Knowledge of inventory levels at the individual dealers facilitates production scheduling with very short lead times in order to maintain flexibility, in the event that adjustments need to be made to dealer shipments. In the past, Marine Products has been able to resell any boat for which the order has been cancelled.

Approximately half of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or pay cash. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within 10 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits set by the lender.

During 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which expired June 30, 2010.  Effective July 1, 2010, this agreement was further amended to change the contractual repurchase limit to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.0 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $9.4 million as of December 31, 2010.   In the event that a dealer defaults under a credit line, the qualified lender may then invoke the manufacturers’ repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2011 model year (which commenced July 1, 2010), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan providers to dealers generally through May 1, 2011. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and their particular lender.

As part of Marine Products’ strategy to assist dealers in reducing their inventories, the Company assisted dealers during 2009 in liquidating non-current models in dealer inventories in addition to the sales incentive programs described above. During the 2009 retail selling season, Marine Products supported its dealers by sharing in the additional cost of retail incentives for non-current models totaling approximately $8.6 million. We believe this effort to liquidate inventory was successful in reducing our dealer field inventories during 2009 and 2010.  As a result, in 2010 our production increased significantly in comparison to 2009 in order to meet dealer demand for our products.  Additionally, we recorded much lower retail incentive costs in 2010 compared to 2009 due to the renewed financial strength of our dealer network and their ability to maintain appropriate inventory levels relative to customer retail demand.

The sales order backlog as of December 31, 2010 was approximately 490 boats with estimated net sales of approximately $19.5 million. This represents an approximate 12 week backlog based on recent production levels. The Company will continue to monitor the number of boats in dealer inventory and is prepared to adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

A bow design known as the Wide TechTM was first used on the Chaparral Sunesta Wide TechTM and Xtreme models for the 2008 model year, and for the 2011 model year is being used on Chaparral’s Premiere Sport Yacht, SSi Wide TechTM Sport Boats, Sunesta Sportdecks, Xtreme Tow Boats and two Signature Cruisers. The Wide TechTM bow design allows the models to have the Extended V-Plane hull, with the features and benefits that this hull design offers. In addition, the Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, it allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. This bow design may be incorporated on other Chaparral boat models in subsequent model years.

In support of its new product development efforts, Marine Products incurred research and development costs of $489 thousand in 2010, $712 thousand in 2009, and $1.8 million in 2008.

Industry Overview

For 2010, the recreational boating industry accounted for less than one percent of the United States gross domestic product. The recreational marine market is a mature market, with 2009 (latest data available to us) retail expenditures of approximately $31 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ free time with all other leisure activities, from computers and video games to other outdoor sports. Non-active boat owners cite the lack of leisure time as the primary reason for not using their boats.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 66 million adults in the United States participated in recreational boating in 2009, a decrease of six percent compared to the prior year. There are currently approximately 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.). Marine Products competes in the sterndrive and inboard boating category with its five lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats. More than 90 percent of the Company’s unit sales are sterndrive boats.

Industry sales of new sterndrive boats in the United States during 2010 totaling 14,922 (source: Info-Link Technologies, Inc.) accounted for approximately 33 percent of the total new fiberglass powerboats sold that were between 18 and 35 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $0.7 billion, or an average retail price per boat of approximately $47,000. Management believes that the five largest states for boat sales at the present time are Florida, Texas, California, North Carolina and New York. Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 18 to 35 feet, the primary market segment in which Marine Products competes, represented $1.9 billion in retail sales during 2010. The table below reflects the estimated sales within this segment by category for 2010 and 2009, ranked by 2010 retail sales (source: Info-Link Technologies, Inc.):

	2010		2009
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	14,922	$0.7	21,655	$1.0
Outboard Boats	23,031	0.8	28,545	1.0
Inboard Boats	5,290	0.3	6,880	0.4
Jet Boats	2,518	0.1	2,522	0.1
TOTAL	45,761	$1.9	59,602	$2.5

Chaparral’s products are categorized as sterndrive and inboard boats and Robalo’s products are categorized as outboard boats.  As shown in the table above, the sterndrive boat segment experienced the largest percentage decline in unit sales between 2009 and 2010.  The Company believes that the larger decline in unit sales of sterndrive boats in 2010 was due to these units’ higher average retail selling prices, which made consumers more reluctant to purchase them during the recent recession.

The recreational boat manufacturing market remains highly fragmented with the exception of Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes over 130 sterndrive manufacturers and over 300 outboard boat manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2010 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a market share of approximately 52 percent. Chaparral’s market share in units during the period was 7.5 percent, which represents a decrease of 0.4 percent compared to the 12 months ended December 31, 2009.  The Company believes that Chaparral’s market share declined during this period because of competition from other manufacturers and dealers who were forced to liquidate inventory during 2009 and 2010 because of pressure from floorplan lenders or other financial constraints.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing for our dealers and customers, weather, fuel prices, tax laws, demographics and consumers’ leisure time. Also, the value of residential and vacation real estate in strong boating states such as California and Florida influences recreational boat sales. In addition, inflation, the cost of certain components and the impact of environmental regulation have increased the cost of boats in recent years. As the cost of certain raw materials used in the manufacturing process has increased, the cost of boat ownership has increased as well, prompting consumers either to buy a smaller or less expensive boat or defer or forego their purchase. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.

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

●           a lack of financial strength among retail boat dealers and many manufacturers, and tight credit availability by floor plan lenders; and

●           a high degree of fragmentation and competition among the large number of sterndrive and outboard recreational boat manufacturers.

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of sterndrive boats declined at a compounded annual rate of approximately 34 percent between 2007 and 2010. During this period, Marine Products experienced a compounded annual decline rate of approximately 27 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines. While the Company’s strategy in 2009 was to reduce dealer inventories dramatically, in 2010 the Company has been replenishing dealer inventories. As a result, the Company’s unit sales to dealers increased in 2010 by more than 111.1 percent in comparison to 2009. Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 5.9 percent in fiscal 1996 to 7.5 percent during the nine months ended September 30, 2010 (the most recent information provided to us by Statistical Surveys, Inc.). Market share is greater than this in several of our larger boat models, although this increased market share declined during 2010, as consumers purchased smaller boats with lower average selling prices.  The Company continues to expand its product offerings in the outboard boat market and by improvement of existing models and expansion into larger boats within its sterndrive and inboard offerings.

During 2010 we significantly increased our production levels as compared to 2009 in order for dealers to replenish their inventories of updated models in response to consumer demand. In 2010 incentive programs offered to dealers were more normalized in comparison to 2009 when we supported our dealers with retail incentive programs which included financial support in the form of additional incentives during the traditional peak retail selling season.

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

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 192 dealers located throughout the United States and internationally. Our strategy is to increase selectively the quantity of our dealers, and work to improve the quality and effectiveness of our entire dealer network. We have implemented a marketing program for potential new dealers which emphasizes our financial strength and product quality as an alternative to many competitors who are less financially stable and less able to support their dealers with quality products and good service. During 2009 we lost a number of dealers who exited the business; however, we gained almost as many new dealers because dealers who sell other brands approached us because their manufacturer became insolvent or ceased production. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. Marine Products believes that the challenging selling environment for our industry provides an opportunity for us to strengthen our dealer network and build brand loyalty with both dealers and customers because Marine Products is better capitalized than most of its competitors.

A component of Marine Products’ overall strategy is to consider making strategic acquisitions in order to complement existing product lines, expand its geographic presence in the marketplace and strengthen its capabilities depending upon availability, price and complementary product lines. We constantly review potential acquisition targets and intend to continue doing so in the future.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales in 2010. According to Statistical Surveys, Inc., the companies set forth below represent approximately 75 percent of all United States retail sterndrive boat registrations for the nine months ended September 30, 2010.

1.	Bayliner *
2.	Sea Ray *
3.	Tahoe
4.	Chaparral
5.	Cobalt
6.	Stingray
7.	Glastron
8.	Crownline
9.	Four Winns
10.	Regal

The outboard engine powered market has a large breadth and depth, accounting for approximately 70 percent of traditional powerboat unit sales during 2009 (the latest year available). Robalo’s share of the outboard sport fishing boat market during the nine months ended September 30, 2010 was approximately three percent. Primary competitors for Robalo during 2010 included Sea Hunt, Grady-White, Sea Fox, Boston Whaler*, Hydro Sports, Everglades and Parker.

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

Recreational powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. All boats sold by Marine Products meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Marine Products has instituted recalls for defective component parts produced by other manufacturers and for one issue related to Marine Products’ design or manufacturing process. None of the recalls has had a material adverse effect on Marine Products.

During 2009 the EPA adopted regulations stipulating that many marine propulsion engines manufactured for the 2010 model year and later meet an air emission standard that requires fitting a catalytic converter to the engine. These regulations also require, among other things, that the engine manufacturer provide a warranty that the engine meets EPA emission standards. The majority of the engines used in Marine Products’ Chaparral product line and all of the engines used in the Company’s Robalo product line are subject to these regulations. These regulations are similar to regulations adopted by the California Air Resources Board in 2007, but apply to all U.S. states and territories. This regulation will increase the cost of the majority of the Company’s sterndrive products. The additional cost of complying with these EPA regulations may reduce Marine Products’ profitability, because the Company may have to absorb the increased cost. It may also reduce Marine Products’ net sales, because the increased cost of owning a boat may force consumers to buy a smaller or less expensive boat or forego a boat purchase, and because increased product cost will reduce the amount of inventory that Marine Products’ dealers can carry, thus reducing retail consumers’ choices.

Employees

As of December 31, 2010, Marine Products had approximately 360 employees (an increase from approximately 300 at December 31, 2009), of whom six were management and 29 administrative. Although the number of employees has increased in 2010 compared to 2009 in order to increase production levels, the Company continues to maintain a significantly smaller work force during 2010 and throughout 2011 compared to years prior to 2009 in an effort to align costs with sales and consumer demand for our products.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2010, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

During 2008 Chaparral was granted a design patent on its Wide TechTM hull design by the U.S. Patent and Trademark Office. The patent has a term of 14 years and protects the Wide TechTM hull currently used on the Sunesta Wide TechTM and Xtreme, 400 Premiere, SSi Wide TechTM and two of its Signature Cruisers from being used by other pleasure boat manufacturers. Marine Products believes that this patent is important to its business.

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

Inflation

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been extremely volatile since the third and fourth quarters of 2008.   The prices of these commodities fell dramatically due to the global recession and financial crisis in late 2008.  During 2009, these commodity prices began to rise, and continued to rise throughout 2010.  By the end of 2010, the prices of some of these commodities, such as copper, were higher than the peak market prices reached during 2008.  These increased commodity prices are likely to lead to higher materials costs in 2011.  Since retail demand for pleasure boats remains weak in 2011, we cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs.  It is likely that these increased commodity prices will negatively impact the Company’s operating results in 2011 compared to 2010.

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

Item 1A. Risk Factors

Economic Conditions, Availability of Credit and Consumer Confidence Levels Affect Marine Products’ Sales Because Marine Products’ Products are Purchased with Discretionary Income

During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political or economic uncertainty, Marine Products will be negatively affected to the extent consumers forego or delay large discretionary purchases pending the resolution of those uncertainties. The recent financial crisis and deep, enduring recession may have long-term effects on consumer behavior with regard to pleasure boating as well. Volatility in financial markets may force consumers to delay retirement, or to choose more modest lifestyles when they do retire. In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller or less expensive boats. Tight lending and credit standards, such as those currently in use by lenders in the United States, can make loans for boats harder to secure, and such loans may carry unfavorable terms, which may force consumers to forego boat purchases. These factors have also resulted in the past, and may continue to result in the future, in a reduction in the quality and number of dealers upon which Marine Products relies to sell its products.

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. The credit crisis and financial market volatility that occurred in late 2008 and extended into 2009 caused disruptions among dealer floor plan lenders. While dealer floor plan credit is currently available for many of our dealers during the 2011 model year, it is less available and more costly than in prior years. Such factors may have reduced the availability of floor plan loans to our dealers, increased the cost of financing, and may change the limits under which Marine Products or its subsidiaries are required to repurchase inventory in the event of a dealer default. Any of these factors negatively impact Marine Products’ sales and profitability.

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

Marine Products’ Dependence on its Network of Independent Boat Dealers may Affect its Operating Results and Sales

Virtually all of Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. The Company faces intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales. A deterioration in the number or quality of Marine Products’ network of independent boat dealers which occurred during the current challenging selling environment, has had and could continue to have a material adverse effect on its boat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its business plans.

Although Marine Products’ management believes that the quality of its products and services in the recreational boating market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current sales levels. In addition, independent dealers in the recreational boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of Marine Products’ dealers in the future if the surviving entity in any such consolidation purchases similar products from a Marine Products competitor. During the 2009 depressed selling environment, some boat dealers included within the Marine Products’ dealer network ceased operations and this trend may continue given the continued challenging business environment in which boat dealers operate. See “Business Strategies” above.

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

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future

In 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales had on the Company’s operating results and cash flows. As a result the Company experienced lower rates of absorption of its fixed costs.  The Company results have significantly improved with operating and net income in 2010 compared to operating and net losses reported in 2009. Although the Company’s sales have significantly improved, this prolonged downturn in the Company’s sale of boats may continue to have an adverse affect in 2011 and in future periods beyond 2011.  In addition, the Company’s ability to reduce its fixed costs in the future to respond to potential future reduced net sales is limited.

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

Because Marine Products Relies on Third-party Suppliers, Marine Products may be Unable to Obtain Adequate Raw Materials and Components

Marine Products is dependent on third-party suppliers to provide raw materials and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the materials necessary to meet present production demands, there can be no assurance that these relationships will continue, that these suppliers will remain in operation given the extended business downturn in the recreational boating industry or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in construction materials or the inability of Marine Products’ management to purchase materials required to complete its growth and acquisition strategies could cause a reduction in Marine Products’ profit margins or reduce the number of boats Marine Products may be able to produce for sale.

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

The U.S. Environmental Protection Agency (EPA) adopted regulations affecting many marine propulsion engines manufactured for the 2010 model year and later. This regulation will increase the cost of boats subject to the regulation, which may either reduce the Company’s profitability or reduce sales.

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

Provisions in Marine Products’ Certificate of Incorporation and Bylaws may Inhibit a Takeover of Marine Products

Marine Products’ certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for stockholder proposals and staggered terms of office for the Board of Directors. These provisions may make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive.

The Market Prices of Marine Products’ Marketable Securities may Become Volatile due to the Downgrading of Insurance Companies Which Insure Some of These Marketable Securities as well as the Overall Financial Difficulties of Some of the Issuers of These Marketable Securities

Marine Products maintains a diversified portfolio of short-duration, investment-grade municipal debt securities managed by a large, well-capitalized financial institution. Approximately 24 percent of this portfolio is insured by three large insurance companies. Due to the problems confronting the financial system over the past few years, these insurance companies have become much less active in issuing credit insurance for municipal debt securities, either because they have exited the business or merged with other insurance companies. Our investment manager selects securities based on underlying credit quality rather than relying on credit insurance, and our securities are short in duration, so we do not believe that this disruption among insurers of municipal securities increases the risk of default among these securities.  In addition, many municipal governments are currently struggling with lower tax revenues and budgets.  While our investment manager does not believe that there is any risk of default in our portfolio of marketable securities, these two factors may increase the volatility of the market prices of these marketable securities.  The market prices of these securities may continue to be volatile during periods of uncertainty in the bond insurance industry and difficult economic conditions among municipalities.

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

Chaparral owns and maintains approximately 1,011,000 square feet of space utilized for manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. In addition, the Company leases 83,000 square feet of manufacturing space at the Robalo facility in Valdosta, Georgia, under a long-term arrangement expiring in 2014. During the fourth quarter of 2008, the Robalo facility was temporarily idled and production of these boats was moved to the Nashville facility. There are no plans or current intentions to dispose of the facilities in Valdosta, Georgia. The Company also leases 111,000 square feet of warehouse space in Nashville, Georgia under a long-term arrangement expiring in 2018. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 712,000, research and development — 67,100, warehousing — 294,500, office and other — 131,400.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	79	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	66	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	68	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	74	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	50	2/28/01
Vice President, Chief Financial Officer and Treasurer

(1)
R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, Inc. in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down from the position of Chief Executive Officer effective in 2003. He has served as Chairman of the Board of Marine Products since 2001 and Chairman of the Board of Rollins, Inc. since 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)
Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been President of RPC since 1987 and its Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors for both of these companies.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 18, 2011, there were 37,324,801 shares of common stock outstanding.

At the close of business on February 18, 2011, there were approximately 2,425 beneficial holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2010 and 2009 were as follows:

	2010			2009

Quarter	High	Low	Dividends	High	Low	Dividends
First	$7.95	$4.57	$0.00	$5.62	$2.99	$0.01
Second	8.28	5.66	0.00	5.06	3.25	0.00
Third	6.85	5.02	0.00	5.94	3.65	0.00
Fourth	7.39	5.81	0.00	5.87	3.88	0.00

On April 28, 2009, the Board of Directors voted to suspend the quarterly cash dividend to common stockholders.

Issuer Purchases of Equity Securities

In accordance with actions by the Company’s Board of Directors, an aggregate of 8,250,000 shares have been authorized for repurchase in connection with a stock buy back program announced in 2001, and subsequent increases to this program announced in 2005 and 2008. These programs do not have predetermined expiration dates. A total of 4,925,157 shares have been repurchased in the open market under these programs as of December 31, 2010. There were no shares repurchased during the fourth quarter of 2010. As of December 31, 2010, a total of 3,324,843 shares remain available for repurchase under these programs.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (“Russell 2000”) and a Peer Group which includes companies that are considered peers of the Company (“Peer Group”). The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the end of each year. The companies are Brunswick Corporation and MarineMax, Inc.

The Russell 2000 is used because the Company became a component of the Russell 2000 in 2004, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2010 the components of the Russell 2000 had an average market capitalization of $1.3 billion.

The graph below assumes the value of $100.00 invested on December 31, 2005.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$101,011	$39,439	$175,622	$244,273	$261,378
Cost of goods sold	83,298	45,996	143,677	191,810	201,971
Gross profit (loss)	17,713	(6,557)	31,945	52,463	59,407
Selling, general and administrative expenses	13,993	12,606	23,146	30,228	32,474
Operating income (loss)	3,720	(19,163)	8,799	22,235	26,933
Interest income	1,172	1,663	2,420	2,590	2,502
Income (loss) before income taxes	4,892	(17,500)	11,219	24,825	29,435
Income tax provision (benefit)	1,039	(6,807)	3,633	8,402	9,121
Net income (loss)	$3,853	$(10,693)	$7,586	$16,423	$20,314
Earnings (loss) per share:
Basic	$0.11	$(0.30)	$0.21	$0.44	$0.54
Diluted	$0.11	$(0.30)	$0.21	$0.43	$0.52
Dividends paid per share	$0.00	$0.01	$0.26	$0.24	$0.20
Other Financial and Operating Data:
Gross profit (loss) margin percent	17.5%	(16.6)%	18.2%	21.5%	22.7%
Operating margin percent	3.7%	(48.6)%	5.0%	9.1%	10.3%
Net cash provided by (used for) operating activities	$10,879	$(9,036)	$14,045	$16,431	$23,997
Net cash (used for) provided by investing activities	(3,718)	7,416	(2,255)	(41,391)	(1,351)
Net cash used for financing activities	(199)	(429)	(10,401)	(26,263)	(8,494)
Capital expenditures	$191	$85	$329	$1,263	$1,667
Employees at end of year	358	307	441	1,073	1,089
Factory and administrative space at end of year (square ft.)	1,205	1,205	1,205	1,205	1,149
Balance Sheet Data at end of year:
Cash and cash equivalents	$9,535	$2,573	$4,622	$3,233	$54,456
Marketable securities — current	12,826	23,328	8,799	8,870	652
Marketable securities — non-current	30,007	16,117	37,953	36,087	3,715
Inventories	21,882	19,487	22,453	33,159	29,556
Working capital	37,773	46,065	32,992	36,113	76,506
Property, plant and equipment, net	12,416	13,310	14,579	15,944	16,641
Total assets	102,809	98,249	110,293	118,726	124,179
Total stockholders’ equity	$86,305	$81,512	$90,789	$93,757	$101,401

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

●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a further downturn in sales of our products,
●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,
●	Focusing on the competitive nature of the boating business and designing our products and strategies in order to grow and maintain profitable market share,
●	Monitoring the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories,
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

During 2010, industry retail sales declined, continuing a trend that began in the fourth quarter of 2005.  Retail sales have continued to decline due to the financial crisis which began in late 2008 and the resulting recession, decline in residential real estate values, and the associated decline in consumer confidence.  In addition, retail boat sales declined in 2010 because demand had been stimulated in 2009 by large incentives offered by manufacturers, dealers and floor plan lenders.  These incentives were used to liquidate dealer inventories below normal operating levels in order to reduce dealers’ financial liabilities, thereby enhancing their financial solvency.  In spite of weak retail sales, our production levels and sales to dealers were significantly higher in 2010 than in 2009 due to our dealers’ desire to restock their inventory with current-year models as well as their ability to purchase inventory due to the availability of financing from third-party floor plan lenders. Our production and sales to dealers were significantly higher, and our incentives offered to dealers to liquidate inventories were more normalized.  As a result, we generated higher net sales, as well as gross and operating profit and net income in 2010 compared to losses in 2009.  Management will continue to monitor retail demand, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products.

We monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2010 (latest data available to us), Chaparral’s market share in the 18 to 35 foot sterndrive category was 7.5 percent, a decrease from our market share in the same category for the twelve months ended December 31, 2009 of 7.9 percent. This decrease was concentrated in the smaller boats in our market. We believe that our decrease in market share is the result of inventory liquidation by financially distressed manufacturers and dealers during 2010.  We also believe that our relatively lower market share decline among larger boats is the result of our stated strategy of selling larger, more profitable boats.  Although we will continue to monitor our market share and believe it to be important, we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

Management believes that net sales will increase moderately in 2011 compared to 2010 and that our operating results will improve. This belief is based on indications that the downturn in recreational boating has ended, and the fact that our dealer inventories are at more normalized historical levels.  We believe that our dealers’ inventory levels are appropriate given current retail sales and our production levels.  We also believe that these dealer inventory levels will allow us to increase production in the event of an increase in demand during the upcoming retail selling season.  Early indications from winter boat shows are that attendance and sales are moderately higher than in 2010. Our operating results should moderately improve due to higher volumes and an improved gross margin from improved production efficiencies and cost absorption.

We do not believe that retail sales will increase significantly in 2011 due to a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence.  We believe that these factors dampen consumers’ enthusiasm for the purchase of large discretionary goods such as pleasure boats.  In addition, consumer credit remains tight and fuel prices are much higher than at this time last year. Over the long term, the recent financial crisis may have long-term effects on consumer behavior with regard to pleasure boating. In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller, less expensive boats. Over the past several years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry began a promotional program several years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, are participating in this program. Management believes that these efforts will benefit the industry and Marine Products. As in past years, Marine Products enhanced the design of a number of boats for the 2011 model year which began on July 1, 2010. For this model year, Marine Products is producing slightly more models with more standard features and fewer options, as well as utilizing a manufacturing process for certain models which allows several interior options to be fabricated separately, thus allowing the Company and its dealers to optimize inventory requirements while meeting retail demand.

Our financial results in 2011 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials and key components. We anticipate that the Company will continue to be challenged by the effect of an uncertain level of consumer demand during the winter boat show and 2011 retail selling seasons.

Results of Operations

	Years ended December 31,
($’s in thousands)	2010	2009	2008
Total number of boats sold to dealers	2,145	963	3,590
Average gross selling price per boat	$44.7	$47.1	$46.6
Net sales	$101,011	$39,439	$175,622
Percentage of gross profit (loss) margin to net sales	17.5%	(16.6)%	18.2%
Percentage of selling, general and administrative expense to net sales	13.9%	32.0%	13.2%
Operating income (loss)	$3,720	$(19,163)	$8,799
Warranty expense	$2,033	$2,001	$3,191

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

Net Sales. Marine Products’ net sales increased by $61.6 million or 156.1 percent in 2010 compared to 2009. The increase was primarily due to a 122.7 percent increase in the number of boats sold and more typical incentive costs as a percentage of net sales, partially offset by a 2.5 percent decrease in the average gross selling price per boat. Unit sales among all models increased significantly compared to the prior year, as we operated at significantly higher production levels in response to an improved financing environment within our dealer network as well as stable retail demand for our products. Average gross selling price per boat decreased compared to the prior year due primarily to the reduction in number of Premiere Sport Yachts sold in 2010 compared to 2009.

Cost of Goods Sold. Cost of goods sold increased 81.1 percent in 2010 compared to 2009, less than the increase in net sales. As a percentage of net sales, cost of goods sold decreased in 2010 compared to 2009, primarily due to lower retail incentive costs as a percentage of net sales and cost efficiencies resulting from higher production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.0 percent in 2010 compared to 2009 primarily as a result of costs, including payroll and incentive compensation, that vary with the level of Company sales and profitability. Warranty expense was 2.0 percent of net sales in 2010 compared to 5.1 percent of net sales in 2009. This decrease was due primarily to the decline in warranty claims during 2010 compared to unfavorable adjustments recognized during 2009 relating to the unusually high number of claims associated with prior model year boats.

Interest Income. Interest income was $1.2 million in 2010 compared to $1.7 million in 2009. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations.  The decrease in interest income is primarily due to a decrease in the average investment balance coupled with lower market returns on the Company’s debt investments compared to the prior year.

Income Tax Provision. The income tax provision (benefit) was $1.0 million in 2010 compared to $(6.8) million in 2009. The effective tax rate in 2010 was 21.2 percent compared to 38.9 percent in 2009. The change in the effective rate was due primarily to the relationship of our annual pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal debt securities, coupled with the impact of discrete tax adjustments, including state NOLs expected to be used in the future.

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

Interest Income. Interest income was $1.7 million in 2009 compared to $2.4 million in 2008. Marine Products generates interest income primarily from investments in tax-exempt municipal debt obligations.  The decrease in investment income was primarily due to a decrease in the average investment balance compared to the prior year.

Income Tax Provision. The income tax (benefit) provision was $(6.8 million) in 2009 compared to $3.6 million in 2008. The effective tax rate in 2009 was 38.9 percent compared to 32.4 percent in 2008.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $9.5 million at December 31, 2010, $2.6 million at December 31, 2009 and $4.6 million at December 31, 2008. In addition, the aggregate of short-term and long-term marketable securities was $42.8 million at December 31, 2010, $39.4 million at December 31, 2009 and $46.8 million at December 31, 2008.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2010	2009	2008
Net cash provided by (used for) operating activities	$10,879	$(9,036)	$14,045
Net cash (used for) provided by investing activities	(3,718)	7,416	(2,255)
Net cash used for financing activities	(199)	(429)	(10,401)

2010

Cash provided by operating activities increased by $19.9 million in 2010 compared to 2009. This increase is primarily the result of a significant increase in earnings in 2010 compared to 2009 and an income tax refund of $6.2 million related to 2009 losses received in 2010, partially offset by an increase in working capital requirements during 2010. This increase in working capital requirements was primarily related to the increase in inventory due to higher production levels and stocking of key components in response to higher demand and sales.

Cash used for investing activities increased approximately $11.1 million in 2010 compared to 2009 due to increased purchases of marketable securities in 2010 as a result of improved cash flows.

Cash used for financing activities decreased $0.2 million in 2010 compared to 2009 primarily due to a reduction in dividends paid per share during 2010 compared to 2009 coupled with lower excess tax benefits for share-based payments and lower common share repurchases in the current year.

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

Cash Requirements

Management expects that capital expenditures during 2011 will be approximately $0.3 million for minor enhancements to certain manufacturing plants.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). During the second quarter of 2010, the Company made a contribution of $86 thousand to this plan in order to achieve the Company’s funding objective. We expect that additional contributions to the Retirement Income Plan of approximately $0.1 million will be required in 2011.

On April 28, 2009, the Board of Directors voted to suspend the quarterly cash dividend to common stockholders.

The Company has agreements with two employees, which provide for a monthly payment to the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

On January 22, 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. As of December 31, 2010, the Company has purchased a total of 4,925,157 shares in the open market under this program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during 2010.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. There were no repurchases of dealer inventory during 2010.  The Company incurred obligations for inventory repurchases totaling approximately $6.3 million during 2009 resulting from dealer defaults on floor plan financing. At December 31, 2010 and 2009, there were no amounts payable to lenders related to repurchased inventory or repurchased boats remaining in inventory. If additional dealers experience financial difficulty as a result of the current market conditions, the Company may incur additional repurchase obligations under current programs or programs initiated in the future. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	311,653	—	—	311,653	—
Operating leases (1)	1,174,675	155,868	304,435	279,972	434,400
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$1,486,328	$155,868	$304,435	$591,625	$434,400

(1)	Operating leases represent agreements for warehouse space and various office equipment.
(2)
As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.

(3)
The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in inventory. As of December 31, 2010, there are no payables outstanding to floor plan lenders.

Additionally, our liability for unrecognized tax benefits and related interest and penalties was $44,000 as of December 31, 2010. Management is unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. There were no repurchases of dealer inventory during 2010. During 2009, MPC became contractually obligated to repurchase inventory of approximately $6.3 million as a result of dealer defaults, none of which remained outstanding as of December 31, 2009. All of these repossessed boats were redistributed among existing and replacement dealers.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2010, the Company believes the fair value of its remaining guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

During 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which expired June 30, 2010.  Effective July 1, 2010, this agreement was further amended to change the contractual repurchase limit to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.0 million, with various expiration and cancellation terms of less than one year, for an aggregate remaining repurchase obligation with all financing institutions of approximately $9.4 million as of December 31, 2010.  Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $689,000 in 2010, $713,000 in 2009, and $842,000 in 2008. The Company’s liability to RPC for these services as of December 31, 2010 and 2009 was approximately $65,000. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

The Company has cash held at a bank branch, which is affiliated with one of our executive officers who is also a director.  The Company had a cash balance at this bank of $7,927,000 at December 31, 2010 and of $1,595,000 at December 31, 2009 with  interest income earned on collected balances totaling $122,000 during 2010, $90,000 during 2009 and $149,000 during 2008.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of our Board of Directors. The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total incentives recorded in net sales as a percentage of gross sales were 12.0 percent in 2010, 30.3 percent in 2009, and 13.3 percent in 2008. A 0.25 percentage point change in incentives as a percentage of gross sales during 2010 would have increased or decreased net sales, gross margin and operating income by approximately $0.3 million.

Warranty costs -The Company records as part of selling, general and administrative expense an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 2.0 percent in 2010, 5.1 percent in 2009, and 1.8 percent in 2008. Warranty expense as a percentage of net sales decreased in 2010 compared to 2009 due primarily to approximately $1.1 million in additional warranty expense recognized during 2009 relating to the unusually high number of claims associated with prior model year boats sold at retail requiring unanticipated repair costs. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2010 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.1 million.

Income taxes - The effective income tax rates were 21.2 percent in 2010, 38.9 percent in 2009, and 32.4 percent in 2008. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Impact of Recent Accounting Pronouncements

During the year ended December 31, 2010, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

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
The Company complied with these disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009 and plans to provide the disclosures in every reporting period as necessary.  Adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments to the Codification in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These amendments are effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments to the Codification in this ASU apply to any public entity that enters into business combinations that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted.  The Company plans to adopt these provisions for all acquisitions completed beginning in 2011 and provide the appropriate disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Marine Products holds no derivative financial instruments which could expose the Company to significant market risk. Marine Products maintains an investment portfolio, comprised primarily of municipal debt and corporate debt securities, which are subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. Marine Products has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. Marine Products’ portfolio is not subject to material interest rate risk exposure based on this analysis. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2010.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2010, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 4, 2011

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Marine Products Corporation

We have audited Marine Products Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 4, 2011

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 4, 2011

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)
December 31,	2010	2009
ASSETS
Cash and cash equivalents	$9,535	$2,573
Marketable securities	12,826	23,328
Accounts receivable, net	1,178	1,265
Inventories	21,882	19,487
Income taxes receivable	481	6,304
Deferred income taxes	920	1,008
Prepaid expenses and other current assets	1,451	2,783
Current assets	48,273	56,748
Property, plant and equipment, net	12,416	13,310
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	30,007	16,117
Deferred income taxes	3,243	3,224
Other assets	5,097	5,077
Total assets	$102,809	$98,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,884	$1,972
Accrued expenses and other liabilities	8,616	8,711
Current liabilities	10,500	10,683
Pension liabilities	5,581	5,689
Other long-term liabilities	423	365
Total liabilities	16,504	16,737
Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 37,075,096 shares in 2010, 36,883,104 shares in 2009	3,708	3,688
Capital in excess of par value	371	—
Retained earnings	83,222	78,690
Accumulated other comprehensive loss	(996)	(866)
Total stockholders’ equity	86,305	81,512
Total liabilities and stockholders’ equity	$102,809	$98,249

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
Years ended December 31,	2010	2009	2008
Net sales	$101,011	$39,439	$175,622
Cost of goods sold	83,298	45,996	143,677
Gross profit (loss)	17,713	(6,557)	31,945
Selling, general and administrative expenses	13,993	12,606	23,146
Operating income (loss)	3,720	(19,163)	8,799
Interest income	1,172	1,663	2,420
Income (loss) before income taxes	4,892	(17,500)	11,219
Income tax (benefit) provision	1,039	(6,807)	3,633
Net income (loss)	$3,853	$(10,693)	$7,586
EARNINGS (LOSS) PER SHARE
Basic	$0.11	$(0.30)	$0.21
Diluted	0.11	(0.30)	0.21
Dividends paid per share	$—	$0.01	$0.26

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
						Accumulated
				Capital in		Other
Three Years Ended	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
December 31, 2010	Income (Loss)	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2007		36,018	$3,602	$—	$90,105	$50	$93,757
Stock issued for stock incentive plans, net		862	87	3,389	—	—	3,476
Stock purchased and retired		(455)	(46)	(4,011)	286	—	(3,771)
Net income	$7,586	—	—	—	7,586	—	7,586
Pension adjustment, net of taxes	(1,345)	—	—	—	—	(1,345)	(1,345)
Unrealized loss on securities, net of taxes and reclassification adjustments	(94)	—	—	—	—	(94)	(94)
Comprehensive income	$6,147
Dividends declared		—	—	—	(9,442)	—	(9,442)
Excess tax benefits for share-based payments		—	—	622	—	—	622
Balance, December 31, 2008		36,425	3,643	—	88,535	(1,389)	90,789
Stock issued for stock incentive plans, net		616	61	226	1,217	—	1,504
Stock purchased and retired		(158)	(16)	(679)	—	—	(695)
Net loss	$(10,693)	—	—	—	(10,693)	—	(10,693)
Pension adjustment, net of taxes	408	—	—	—	—	408	408
Unrealized gain on securities, net of taxes and reclassification adjustments	115	—	—	—	—	115	115
Comprehensive loss	$(10,170)
Dividends declared		—	—	—	(369)	—	(369)
Excess tax benefits for share-based payments		—	—	453	—	—	453
Balance, December 31, 2009		36,883	3,688	—	78,690	(866)	81,512
Stock issued for stock incentive plans, net		235	24	611	679	—	1,314
Stock purchased and retired		(43)	(4)	(240)	—	—	(244)
Net income	$3,853	—	—	—	3,853	—	3,853
Pension adjustment, net of taxes	(14)	—	—	—	—	(14)	(14)
Unrealized loss on securities, net of taxes and reclassification adjustments	(116)	—	—	—	—	(116)	(116)
Comprehensive income	$3,723

Balance, December 31, 2010		37,075	$3,708	$371	$83,222	$(996)	$86,305

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$3,853	$(10,693)	$7,586
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation expense	1,081	1,354	1,694
Gain on sale of equipment and property	(37)	(15)	(14)
Stock-based compensation expense	1,542	1,645	1,440
Excess tax benefits for share-based payments	—	(453)	(622)
Deferred income tax (benefit) provision	(132)	(854)	431
(Increase) decrease in assets:
Accounts receivable	87	4,310	(2,035)
Inventories	(2,395)	2,966	10,706
Prepaid expenses and other current assets	1,332	(1,102)	478
Income taxes receivable	5,823	(3,325)	(521)
Other non-current assets	(20)	(733)	1,286
Increase (decrease) in liabilities:
Accounts payable	(88)	535	(3,184)
Income taxes payable	68	—	—
Other accrued expenses	(163)	(3,570)	(2,013)
Other long-term liabilities	(72)	899	(1,187)
Net cash provided by (used for) operating activities	10,879	(9,036)	14,045
INVESTING ACTIVITIES
Capital expenditures	(191)	(85)	(329)
Proceeds from sale of assets	41	15	14
Sales and maturities of marketable securities	25,579	22,344	46,024
Purchases of marketable securities	(29,147)	(14,858)	(47,964)
Net cash (used for) provided by investing activities	(3,718)	7,416	(2,255)
FINANCING ACTIVITIES
Payment of dividends	—	(369)	(9,442)
Cash paid for common stock purchased and retired	(244)	(537)	(1,619)
Excess tax benefits for share-based payments	—	453	622
Proceeds received upon exercise of stock options	45	24	38
Net cash used for financing activities	(199)	(429)	(10,401)
Net increase (decrease) in cash and cash equivalents	6,962	(2,049)	1,389
Cash and cash equivalents at beginning of year	2,573	4,622	3,233
Cash and cash equivalents at end of year	$9,535	$2,573	$4,622

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for more than 10 percent of net sales during 2010 or 2008; however, due to significantly lower sales in 2009, one dealer accounted for approximately 13 percent of net sales in 2009. Net sales from the Company’s international dealers were approximately $31,000,000 in 2010, $12,000,000 in 2009, and $59,000,000 in 2008.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2010, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value or retained earnings if capital in excess of par value is eliminated.

Dividend — On March 10, 2009, Marine Products paid a quarterly dividend of $0.01 per common share to stockholders of record at the close of business on February 10, 2009. There were no additional quarterly dividends paid in 2009 or 2010.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of sales incentives and discounts, warranty costs, costs associated with repurchase obligations and income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials.  As of December 31, 2010 and 2009, the Company had approximately $179,000 and $55,000 in prepaid expenses related to the unamortized product brochure costs.  Advertising expenses totaled approximately $1,030,000 in 2010, $1,206,000 in 2009 and $2,421,000 in 2008.

Sales Incentives and Discounts — Sales incentives including dealer discounts and retail sales promotions are provided for and recorded as a reduction in sales.  The Company records the estimated cost of these incentives at the later of the recognition of the related sales or the announcement of a promotional program.

Cash and Cash Equivalents — Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. The Company maintains its cash in bank accounts, which at times, may exceed federally insured limits. Marine Products maintains cash equivalents and investments in one or more large financial institutions, and the Company’s policy restricts investment in any securities rated less than “investment grade” by national rating services.

Marketable Securities — Marine Products maintains investments at a large, well-capitalized financial institution. Marine Products’ investment policy does not allow investment in any securities rated less than “investment grade” by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity.  Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.  Net realized gains (losses) on marketable securities totaled $28,000 in 2010, $163,000 in 2009, and $425,000 in 2008.  Of the total gains (losses) realized, reclassification from other comprehensive income totaled approximately $28,000 in 2010, $163,000 in 2009, and $425,000 in 2008.  Gross unrealized gains on marketable securities totaled $326,000 at December 31, 2010 and $444,000 at December 31, 2009.  Gross unrealized losses on marketable securities totaled $68,000 at December 31, 2010 and $6,000 at December 31, 2009.  The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

December 31,	2010			2009
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Adjusted Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$37,649	$37,765	$116	$35,996	$36,335	$339
Corporate Obligations	4,926	5,068	142	3,011	3,110	99
Total	$42,575	$42,833	$258	$39,007	$39,445	$438

Municipal debt obligations consist primarily of municipal notes rated A1/P1 or higher ranging in maturity from less than one year to 16 years.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2012 and 2027.

Corporate backed obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to three years. These securities are rated BBB or higher.

Accounts Receivable — The majority of the Company’s accounts receivable are due from dealers located in markets throughout the Unites States. Approximately half of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately 10 business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2010 and 2009.  Goodwill is reviewed annually for impairment and the potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2010, 2009 or 2008.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading.  See Note 10 for further information regarding these securities.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years.  The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2010 and 2009 is as follows:

(in thousands)	2010	2009
Balance at beginning of year	$2,403	$3,567
Less: Payments made during the year	(1,887)	(3,164)
Add: Warranty provision for the current year	2,362	908
Changes to warranty provision for prior years	(328)	1,092
Balance at end of year	$2,550	$2,403

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $489,000 in 2010, $712,000 in 2009, and $1,759,000 in 2008.

Repurchase Obligations — The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company accrues estimated losses when a loss due primarily to the default of one of our dealers is determined to be probable and the amount of the loss is reasonably estimable.

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
Years ended December 31, 2010, 2009 and 2008

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data)	2010	2009	2008
Net income (loss) available for stockholders:	$3,853	$(10,693)	$7,586
Less: Dividends paid
Common Stock	—	(361)	(9,286)
Restricted shares of common stock	—	(8)	(156)
Undistributed earnings (loss)	$3,853	$(11,062)	$(1,856)

Allocation of undistributed earnings (loss):
Common Stock	$3,762	$(10,823)	$(1,825)
Restricted shares of common stock	91	(239)	(31)

Basic shares outstanding:
Common Stock	35,286	35,271	35,167
Restricted shares of common stock	893	796	619
	36,179	36,067	35,786
Diluted shares outstanding:
Common Stock	35,286	35,271	35,167
Dilutive effect of options	489	—	658
	35,775	35,271	35,825
Restricted shares of common stock	893	796	619
	36,668	36,067	36,444
Basic earnings (loss) per share:
Common Stock:
Distributed earnings	$—	$0.01	$0.26
Undistributed earnings (loss)	0.11	(0.31)	(0.05)
	$0.11	$(0.30)	$0.21
Restricted shares of common stock:
Distributed earnings	$—	$0.01	$0.25
Undistributed earnings (loss)	0.10	(0.30)	(0.05)
	$0.10	$(0.29)	$0.20
Diluted earnings (loss) per share:
Common Stock:
Distributed earnings	$—	$0.01	$0.26
Undistributed earnings (loss)	0.11	(0.31)	(0.05)
	$0.11	$(0.30)	$0.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

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

New Accounting Standards —

During the year ended December 31, 2010, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

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
The Company complied with these disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009 and plans to provide the disclosures in every reporting period as necessary.  Adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments to the Codification in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These amendments are effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments to the Codification in this ASU apply to any public entity that enters into business combinations that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted.  The Company plans to adopt these provisions for all acquisitions completed beginning in 2011 and provide the appropriate disclosures.

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2010	2009
(in thousands)
Trade receivables	$1,001	$975
Other	208	326
Total	1,209	1,301
Less: allowance for doubtful accounts	(31)	(36)
Net accounts receivable	$1,178	$1,265

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers.  Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 61 of this report.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,	2010	2009
(in thousands)
Raw materials	$15,572	$13,149
Work in process	4,725	4,578
Finished goods	1,585	1,760
Total inventories	$21,882	$19,487

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

December 31,	Estimated Useful Lives	2010	2009
(in thousands)
Land	N/A	$657	$657
Buildings	20-39	16,928	16,923
Operating equipment and property	3-15	9,578	9,515
Furniture and fixtures	5-7	1,749	1,691
Vehicles	5-7	6,092	6,155
Gross property, plant and equipment		35,004	34,941
Less: accumulated depreciation		(22,588)	(21,631)
Net property, plant and equipment		$12,416	$13,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Depreciation expense was $1,081,000 in 2010, $1,354,000 in 2009 and $1,694,000 in 2008.

NOTE 5: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2010	2009
(in thousands)
Accrued payroll and related expenses	$1,697	$514
Accrued sales incentives and discounts	2,839	3,801
Accrued warranty costs	2,550	2,403
Deferred revenue	974	1,370
Other	556	623
Total accrued expenses and other liabilities	$8,616	$8,711

NOTE 6: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2010	2009	2008
(in thousands)
Current provision (benefit):
Federal	$989	$(5,892)	$3,109
State	182	(61)	93
Deferred provision (benefit):
Federal	165	(802)	477
State	(297)	(52)	(46)
Total income tax provision (benefit)	$1,039	$(6,807)	$3,633

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2010	2009	2008
Federal statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	0.3	0.7
Tax-exempt interest	(6.6)	3.1	(7.0)
Tax-exempt gain/loss on SERP assets	—	1.2	5.5
Manufacturing deduction	(3.2)	—-	(1.2)
Change in state credits	(11.6)	1.9	(2.2)
Change in valuation allowance	5.6	(2.3)	1.3
Other	1.6	(0.3)	0.3
Effective tax rate	21.2%	38.9%	32.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2010	2009
(in thousands)
Deferred tax assets:
Warranty costs	$905	$853
Sales incentives and discounts	671	1,069
Stock-based compensation	820	834
Pension	1,981	2,020
All others	336	195
State credits	5,939	5,371
Valuation allowance	(5,613)	(5,339)
Total deferred tax assets	5,039	5,003
Deferred tax liabilities:
Depreciation and amortization expense	(876)	(771)
Net deferred tax assets	$4,163	$4,232

Total net income tax (refunds) payments were $(4,743,000) in 2010, $(2,406,000) in 2009 and $3,714,000 in 2008. The Company includes a valuation allowance against certain state credits based on an examination of these deferred tax assets and the expectation that they will not be realized based on future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2010 and 2009.

As of December 31, 2010 and 2009, our liability for unrecognized tax benefits was $44,000 and $23,000, respectively, all of which would affect our effective rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2010 and 2009 are as follows:

	December 31,
(in thousands)	2010	2009
Balance at the beginning of the year	$23	$173
Additions based on tax positions related to current year	12	-
Additions for tax positions of prior years	20	-
Reductions for tax positions of prior years	(11)	(150)
Balance at the end of the year	$44	$23

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2007 through 2010 tax years remain open to examination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following:

	Pension Adjustment	Unrealized Gain on Securities	Total
(in thousands)
Balance at December 31, 2008	$(1,556)	$167	$(1,389)
Change during 2009:
Before-tax amount	632	342	974
Tax provision	(224)	(122)	(346)
Reclassification adjustment, net of taxes	—	(105)	(105)
Total activity in 2009	408	115	523
Balance at December 31, 2009	(1,148)	282	(866)
Change during 2010:
Before-tax amount	(22)	(152)	(174)
Tax provision	8	54	62
Reclassification adjustment, net of taxes	—	(18)	(18)
Total activity in 2010	(14)	(116)	(130)
Balance at December 31, 2010	$(1,162)	$166	$(996)

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$4,445	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$37,765	—
Corporate Obligations	—	5,068	—
Total	$—	$42,833	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

	Fair Value Measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$4,450	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$36,335	—
Corporate Obligations	—	3,110	—
Total	$—	$39,445	$—

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

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active. The trading securities are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company classified these investments as using level 2 inputs.

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

As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $2.6 million during the fourth quarter of 2008 and approximately $6.3 million during 2009. During 2009, the Company recorded costs of approximately $0.7 million as a reduction of net sales in connection with these repurchases, including the write down of repurchased inventory to net realizable value. There were no repurchases of inventory under contractual agreements during 2010.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

During 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which expired June 30, 2010.  Effective July 1, 2010, this agreement was further amended to change the contractual repurchase limit to not exceed 15 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.0 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $9.4 million as of December 31, 2010.

Lease Obligations — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease and accordingly, the building, land and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $1,085,000 with accumulated depreciation of approximately $279,000 as of December 31, 2010. A liability equal to the estimated present value of the remaining lease obligation totaling $312,000 as of December 31, 2010 is included in other long-term liabilities on the consolidated balance sheet. During the fourth quarter of 2008, this facility in Valdosta, Georgia was temporarily idled and production of these boats was moved to the Nashville, Georgia facility. There are no plans or current intentions to dispose of this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2010, are summarized in the following table:

(in thousands)
2011	$156
2012	162
2013	143
2014	142
2015	138
Thereafter	422
Total rental commitments	$1,163

Total rent expense charged to operations was approximately $113,000 in 2010, $117,000 in 2009 and $112,000 in 2008.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $78,000 as of December 31, 2010 and $58,000 as of December 31, 2009.

Employment Agreements — The Company has agreements with two employees, which provide for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $1,937,000 in 2010, $283,000 in 2009 and $3,519,000 in 2008 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10: EMPLOYEE BENEFIT PLANS

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service prior to 2002. The Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. These discretionary contributions were made over a seven year period which ended in 2008 to either the non-qualified SERP established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expenses related to the enhanced benefits were $94,000 in 2008.

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source for the deferred compensation obligations in the SERP.   The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time.  Investments in COLI policies consist of variable life insurance policies of $10.8 million as of December 31, 2010 and $21.6 million as of December 31, 2009.  In the COLI policies, the Company is able to allocate investment of the assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1.  The SERP assets are marked to market and totaled $4,445,000 as of December 31, 2010 and $4,450,000 as of December 31, 2009. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading gains (losses) related to the SERP assets totaled $(5,000) in 2010, $598,000 in 2009 and $(1,729,000) in 2008. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities are recorded as selling, general and administrative expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

The Company’s projected benefit obligation exceeded the fair value of the plan assets for its Retirement Income Plan by $315,000 and thus the plan was under-funded as of December 31, 2010. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2010	2009
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$4,987	$4,746

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$4,746	$4,656
Service cost	—	—
Interest cost	266	282
Actuarial (gain) loss	200	49
Benefits paid	(225)	(241)
Projected benefit obligation at end of year	$4,987	$4,746
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$4,365	$3,895
Actual return on plan assets	446	711
Employer contributions	86	—
Benefits paid	(225)	(241)
Fair value of plan assets at end of year	$4,672	$4,365
Funded status at end of year	$(315)	$(381)

December 31,	2010	2009
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(315)	(381)
	$(315)	$(381)

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in long-term pension liabilities as of December 31, 2010 and 2009.

December 31,	2010	2009
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$1,803	$1,781
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$1,803	$1,781

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2010 and 2009 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recorded in the consolidated balance sheet under pension liabilities consist of:

December 31,	2010	2009
(in thousands)
SERP employer contributions/employee deferrals	$(5,266)	$(5,308)
Long-term pension liability	(315)	(381)
	$(5,581)	$(5,689)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. There was a contribution of $86,000 made to this plan during 2010 and no contribution made during 2009.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2010	2009	2008
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	266	282	280
Expected return on plan assets	(302)	(265)	(436)
Amortization of net (gain) loss	34	235	—
	$(2)	$252	$(156)

The Company recognized pre-tax decreases (increases) to the funded status in comprehensive income of $22,000 in 2010, $(632,000) in 2009 and $2,085,000 in 2008. There were no previously unrecognized prior service costs during 2010, 2009 and 2008. The pre-tax amounts recognized in comprehensive income for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

(in thousands)	2010	2009	2008
Net loss (gain)	$56	$(397)	$2,085
Amortization of net (loss) gain	(34)	(235)	—
Net transition obligation (asset)	—	—	—
Amount recognized in other comprehensive income	$22	$(632)	$2,085

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2011 are as follows:

(in thousands)	2011
Amortization of net loss (gain)	$40
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$40

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2010	2009	2008
PROJECTED BENEFIT OBLIGATION:
Discount rate	5.58%	6.05%	6.43%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	6.05%	6.43%	6.25%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

The plan’s weighted average asset allocation at December 31, 2010 and 2009 by asset category along with the target allocation for 2011 are as follows:

Asset Category	Target Allocation for 2011	Percentage of Plan Assets as of December 31, 2010	Percentage of Plan Assets as of December 31, 2009
Debt Securities – Core Fixed Income	27.0%	26.0%	26.2%
Tactical – Fund of Equity and Debt Securities	18.0	10.0	5.2
Domestic Equity Securities	32.5	26.0	25.0
Global Equity Securities	2.5	4.0	4.4
International Equity Securities	8.0	14.0	13.8
Real Estate	5.0	5.0	4.2
Real Return	5.0	6.0	—
Other	2.0	9.0	21.2
Total	100.0%	100.0%	100.0%

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

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2010 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

Included among the asset categories for the Plans’ investments are real estate and other investments comprised of investments in real estate and hedge funds.  These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

The following tables present our plan assets using the fair value hierarchy as of December 31, 2010 and 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2010:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$367	$367	$—	$—
Fixed Income Securities	(2)	1,222	—	1,222	—
Domestic Equity Securities		1,236	1,236	—	—
Global Equity Securities	(3)	203	—	203	—
International Equity Securities	(3)	647	288	359	—
Real Estate	(4)	213	—	—	213
Alternative Investments	(5)	49	—	—	49
Real Return	(6)	263	—	263	—
Tactical Composite	(7)	473	—	473	—
		$4,673	$1,891	$2,520	$262

Fair Value Hierarchy as of December 31, 2009:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$165	$165	$—	$—
Fixed Income Securities	(2)	1,143	—	1,143	—
Domestic Equity Securities		1,092	1,092	—	—
Global Equity Securities	(3)	190	—	190	—
International Equity Securities	(3)	602	258	344	—
Real Estate	(4)	182	—	—	182
Alternative Investments	(5)	991	—	228	763
		$4,365	$1,515	$1,905	$945

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Global equity securities and certain international securities are valued using a market approach based on the quoted market prices of similar instruments in their respective markets.
(4)
Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.

(5)
Alternative investments are hedge funds that consist of fund-of-fund LLC or commingled fund structures. The LLCs are primarily valued based on Net Asset Values [NAVs] calculated by the fund and are not publicly available.  The commingled fund NAV is calculated by the manager on a daily basis and has monthly liquidity.  The Company is in the process of liquidating the Plans’ hedge funds.

(6)	Real return funds invest in global equities, commodities and inflation protected core bonds that are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.
(7)	Tactical composite funds invest in stocks, bonds and cash, both domestic and international. These assets are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010:

Investments	Balance at December 31, 2009	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2010
(in thousands)
Real Estate	$182	$31	$—	$—	$213
Alternative Investments	763	(39)	(373)	(303)	49
	$945	$(8)	$(373)	$(303)	$262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009:

Investments	Balance at December 31, 2008	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2009
(in thousands)
Real Estate	$302	$(63)	$(57)	$-	$182
Alternative Investments	720	43	-	-	763

	$1,022	$(20)	$(57)	$-	$945

The Company expects to contribute approximately $100,000 to the Retirement Income Plan in 2011.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2011	$234
2012	243
2013	258
2014	261
2015	275
2016-2020	1,418

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $114,000 in 2010, $101,000 in 2009 and $204,000 in 2008.

Stock Incentive Plan— The Company has granted various awards to employees under two stock incentive plans (the “Plans”) that were approved by the stockholders in 2001 and 2004. The Company reserved a total of 5,250,000 shares of common stock under both Plans, each of which expires 10 years from approval. The Plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2010, shares totaling 1,254,000 were available for grants. The Company issues new shares from its authorized but unissued share pool.

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

Pre-tax stock-based employee compensation expense was approximately $1,542,000 ($995,000 after tax) for 2010, $1,645,000 ($1,071,000 after tax) for 2009 and $1,440,000 ($963,000 after tax) for 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004. Transactions involving the Marine Products stock options for the year ended December 31, 2010 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	687,292	$3.70	2.4 years
Granted	—	—	N/A
Exercised	(11,957)	3.74	N/A
Forfeited	(6,550)	2.02	N/A
Expired	—	—	N/A
Outstanding and exercisable at December 31, 2010	668,785	$3.71	1.4 years	$1,973,000

The total intrinsic value of share options exercised was approximately $32,000 in 2010, $994,000 in 2009 and $3,542,000 in 2008. There were no tax benefits associated with the exercise of stock options during 2010, because all of the options exercised were incentive stock options which do not generate tax deductions for the Company. There were no tax benefits associated with the exercise of non-qualified stock options during 2010. Tax benefits associated with the exercise of non-qualified stock options were $256,000 during 2009 and $468,000 during 2008.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2010	797,450	$7.38
Granted	249,000	5.16
Vested	(144,050)	10.99
Forfeited	(25,600)	7.31
Non-vested shares at December 31, 2010	876,800	$6.16

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $5.16 in 2010, $4.26 in 2009 and $7.08 in 2008. The total fair value of shares vested was approximately $814,000 in 2010, $666,000 in 2009 and $1,239,000 during 2008. There were no tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares credited to capital in excess of par value in 2010. The tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares was credited to capital in excess of par value aggregating $197,000 in 2009 and $154,000 in 2008. The excess tax deductions are classified as financing cash flows in the accompanying statements of cashflows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Other Information— As of December 31, 2010 total unrecognized compensation cost related to non-vested restricted shares was approximately $4,050,000 which is expected to be recognized over a weighted-average period of 3.7 years.

The Company received cash from options exercised of $45,000 in 2010, $24,000 in 2009 and $38,000 in 2008. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. There were no shares tendered to exercise employee stock options in 2010. The fair value of shares tendered to exercise employee stock options totaled approximately $157,000 in 2009 and $2,152,000 in 2008 and have been excluded from the consolidated statements of cash flows.

NOTE 11: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $689,000 in 2010, $713,000 in 2009 and $842,000 in 2008. The Company’s liability to RPC for these services as of December 31, 2010 and 2009 was approximately $65,000. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

The Company has cash held at a bank branch, which is affiliated with one of our executive officers who is also a director.  The Company had a cash balance at this bank of $7,927,000 at December 31, 2010 and of $1,595,000 at December 31, 2009 with  interest income earned on collected balances totaling $122,000 during 2010, $90,000 during 2009 and $149,000 during 2008.

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

As of the end of the period covered by this report, December 31, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 29 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2010 and issued a report thereon which is included on page 30 of this report.

Changes in internal control over financial reporting — Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2011 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2011 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2011 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2011 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2010.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	668,785	$3.71	1,253,853	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	668,785	$3.71	1,253,853

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2011 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2011 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2011 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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
March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	March 4, 2011
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Chief Financial Officer	March 4, 2011
Ben M. Palmer	(Principal Financial and Accounting Officer)

The Directors of Marine Products Corporation (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James A. Lane, Jr., Director
Wilton Looney, Director	Linda H. Graham, Director
Gary W. Rollins, Director	Bill J. Dismuke, Director
Henry B. Tippie, Director	Larry L. Prince, Director
James B. Williams, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
March 4, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2010, 2009 and 2008
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$36	$—	$(5)	$31
Deferred tax asset valuation allowance	$5,339	$274	$—	$5,613
Year ended December 31, 2009
Allowance for doubtful accounts	$38	$—	$(2)	$36
Deferred tax asset valuation allowance	$4,935	$404	$—	$5,339
Year ended December 31, 2008
Allowance for doubtful accounts	$41	$—	$(3)	$38
Deferred tax asset valuation allowance	$4,790	$145	$—	$4,935

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2010
Net sales	$24,493	$31,677	$24,027	$20,814
Gross profit	3,445	6,597	4,076	3,595
Net (loss) income	(80)	2,465	1,000	468
Earnings per share — basic (a)	0.00	0.07	0.03	0.01
Earnings per share — diluted (a)	$0.00	$0.07	$0.03	$0.01

2009
Net sales	$13,250	$8,188	$7,011	$10,990
Gross (loss) profit	(614)	(3,968)	(585)	(1,390)
Net loss	(2,486)	(3,835)	(1,608)	(2,764)
Loss per share — basic (a)	(0.07)	(0.11)	(0.04)	(0.08)
Loss per share — diluted (a)	$(0.07)	$(0.11)	$(0.04)	$(0.08)

(a)	The sum of the earnings (loss) per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.