Form 10-Q
period 2011-03-31
MARINE PRODUCTS CORP
filed 2011-05-05
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 22, 2011 Marine Products Corporation had 37,405,969 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS		(Note 1)

Cash and cash equivalents	$6,047	$9,535
Marketable securities	13,670	12,826
Accounts receivable, net	2,811	1,178
Inventories	21,466	21,882
Income taxes receivable	429	481
Deferred income taxes	927	920
Prepaid expenses and other current assets	1,205	1,451
Total current assets	46,555	48,273
Property, plant and equipment, net	12,200	12,416
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	36,139	30,007
Deferred income taxes	3,054	3,243
Other assets	5,146	5,097
Total assets	$106,867	$102,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,751	$1,884
Accrued expenses and other liabilities	9,378	8,616
Total current liabilities	14,129	10,500
Pension liabilities	5,483	5,581
Other long-term liabilities	414	423
Total liabilities	20,026	16,504
Common stock	3,733	3,708
Capital in excess of par value	189	371
Retained earnings	83,888	83,222
Accumulated other comprehensive loss	(969)	(996)
Total stockholders’ equity	86,841	86,305
Total liabilities and stockholders’ equity	$106,867	$102,809

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010

Net sales	$27,148	$24,493
Cost of goods sold	22,688	21,048
Gross profit	4,460	3,445
Selling, general and administrative expenses	3,856	3,848
Operating income (loss)	604	(403)
Interest income	236	308
Income (loss) before income taxes	840	(95)
Income tax provision (benefit)	174	(15)
Net income (loss)	$666	$(80)

Earnings per share
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Average shares outstanding
Basic	36,287	36,147
Diluted	36,857	36,147

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(In thousands)
(Unaudited)

						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2010		37,075	$3,708	$371	$83,222	$(996)	$86,305
Stock issued for stock incentive plans, net		318	31	192	—	—	223
Stock purchased and retired		(63)	(6)	(451)	—	—	(457)
Net income	$666	—	—	—	666	—	666
Other comprehensive income, net of tax:
Pension adjustment	6	—	—	—	—	6	6
Unrealized gain on securities, net of reclassification adjustment	21	—	—	—	—	21	21
Comprehensive income	$693
Excess tax benefits for share-based payments		—	—	77	—	—	77

Balance, March 31, 2011		37,330	$3,733	$189	$83,888	$(969)	$86,841

The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$666	$(80)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	249	292
Stock-based compensation expense	346	436
Excess tax benefits for share-based payments	(77)	-
Deferred income tax provision (benefit)	33	(360)
(Increase) decrease in assets:
Accounts receivable	(1,633)	(783)
Inventories	416	(3,925)
Prepaid expenses and other current assets	246	1,638
Income taxes receivable	129	321
Other non-current assets	(49)	(4)
Increase (decrease) in liabilities:
Accounts payable	2,867	2,804
Income taxes payable	17	-
Accrued expenses and other liabilities	745	2,035
Other long-term liabilities	(98)	(189)
Net cash provided by operating activities	3,857	2,185

INVESTING ACTIVITIES
Capital expenditures	(33)	(11)
Purchases of marketable securities	(10,419)	(4,285)
Sales of marketable securities	-	3,151
Maturities of marketable securities	3,475	2,930
Net cash (used for) provided by investing activities	(6,977)	1,785

FINANCING ACTIVITIES
Excess tax benefits for share-based payments	77	-
Cash paid for common stock purchased and retired	(447)	(192)
Proceeds received upon exercise of stock options	2	-
Net cash used for financing activities	(368)	(192)

Net (decrease) increase in cash and cash equivalents	(3,488)	3,778
Cash and cash equivalents at beginning of period	9,535	2,573
Cash and cash equivalents at end of period	$6,047	$6,351

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The Company has evaluated subsequent events through the date the financial statements were issued.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements issued during the three months ended March 31, 2011 that are expected to have a material impact on the consolidated financial statements.  In addition, please refer to the recent accounting pronouncements described in our annual report on Form 10-K for the fiscal year ended December 31, 2010 for the pronouncements adopted in the first quarter of 2011; none of which had a material impact on the consolidated financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
(In thousands except per share data )	2011	2010
Net income (loss) available for stockholders:	$666	$(80)
Less: Dividends paid
Common Stock	-	-
Restricted shares of common stock	-	-
Undistributed income (loss)	$666	$(80)
Allocation of undistributed income (loss):
Common Stock	$648	$(78)
Restricted shares of common stock	$18	$(2)

Basic shares outstanding:
Common Stock	35,316	35,261
Restricted shares of common stock	971	886
	36,287	36,147
Diluted shares outstanding:
Common Stock	35,316	35,261
Dilutive effect of stock options	570	-
	35,886	35,261
Restricted shares of common stock	971	886
	36,857	36,147
Basic earnings (loss) per share:
Common Stock:
Distributed earnings	$-	$-
Undistributed income (loss)	0.02	-
	$0.02	$-
Restricted shares of common stock:
Distributed earnings	$-	$-
Undistributed income (loss)	0.02	-
	$0.02	$-
Diluted earnings per share:
Common Stock:
Distributed earnings	$-	$-
Undistributed income (loss)	0.02	-
	$0.02	$-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2010, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of the corresponding diluted loss per share because the effect would have been anti-dilutive.

4.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the applicable periods are as follows:

(in thousands)	Three months ended March 31,
	2011	2010
Net income (loss)	$666	$(80)
Other comprehensive income (loss), net of taxes:
Pension adjustment	6	159
Unrealized gain on securities available for sale, net of reclassification adjustment during the period	21	(40)
Total comprehensive income	$693	$39

5.	STOCK-BASED COMPENSATION

The Company reserved 5,250,000 shares of common stock under the 2001 and 2004 Stock Incentive Plans each of which expires ten years from the date of approval.  These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2011, there were approximately 943,000 shares available for grants.

Stock-based compensation for the three months ended March 31, 2011 and 2010 was as follows:

(in thousands)	Three months ended March 31,
	2011	2010
Pre – tax cost	$346	$436
After tax cost	$223	$281

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Transactions involving Marine Products stock options for the three months ended March 31, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	668,785	$3.71	1.4 years
Granted	-	-	N/A
Exercised	(6,900)	1.71	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at March 31, 2011	661,885	$3.73	1.2years	$2,780,000

Total intrinsic value of share options exercised during the three months ended March 31, 2011 was approximately $38,000.  There were no share options exercised during the three months ended March 31, 2010. There were no recognized excess tax benefits associated with the exercise of stock options during the three months ended March 31, 2011, since all of the stock options exercised in 2011 were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2011	876,800	$6.16
Granted	311,000	7.33
Vested	(180,000)	8.21
Forfeited	-	-
Non-vested shares at March 31, 2011	1,007,800	$6.16

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of shares vested was approximately $1,312,000 during the three months ended March 31, 2011 and $625,000 during the three months ended March 31, 2010.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $77,000 for the three months ended March 31, 2011 were credited to capital in excess of par value and are classified as financing cash flows.  There were no tax benefits for compensation tax deductions in excess of compensation expense during the three months ended March 31, 2010.

Other Information

As of March 31, 2011, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,983,000.  This cost is expected to be recognized over a weighted-average period of 2.6 years.

6.	MARKETABLE SECURITIES

Marine Products maintains investments held with a large, well-capitalized financial institution.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method.  Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.  The were no realized gains or losses during the three months ended March 31, 2011 or 2010 and no reclassification of realized gains or losses from other comprehensive income.

Gross unrealized gains (losses) on marketable securities are as follows:

	March 31, 2011		December 31, 2010
	Gross unrealized		Gross unrealized
(In thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$200	$(47)	$184	$(68)
Corporate Obligations	138	-	142	-
	$338	$(47)	$326	$(68)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

	March 31, 2011			December 31, 2010
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$44,616	$44,769	$153	$37,649	$37,765	$116
Corporate Obligations	4,902	5,040	138	4,926	5,068	142
Total	$49,518	$49,809	$291	$42,575	$42,833	$258

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

An analysis of the warranty accruals for the three months ended March 31, 2011 and 2010 is as follows:

(in thousands)	2011	2010
Balance at beginning of period	$2,550	$2,403
Less: Payments made during the period	(309)	(501)
Add: Warranty provision for the period	646	582
Changes to warranty provision for prior periods	(80)	45
Balance at March 31	$2,807	$2,529

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements primarily provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender.  There were no repurchases of inventory under contractual agreements during the three months ended March 31, 2011 or during the year ended 2010.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

During the third quarter of 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which expired June 30, 2010.  Effective July 1, 2010, this agreement was further amended to change the contractual repurchase limit to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.5 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $10.9 million as of March 31, 2011.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2011	December 31, 2010
Raw materials and supplies	$14,532	$15,572
Work in process	4,447	4,725
Finished goods	2,487	1,585
Total inventories	$21,466	$21,882

10.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the first quarter of 2011, the income tax expense reflects an effective tax rate of 20.7 percent, compared to an effective tax benefit of 15.8 percent for the comparable period in the prior year.  The change in the effective rate was due primarily to pre-tax income in the current period compared to a pre-tax loss in the comparable period last year in addition to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities.

11.	SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of marketable securities of approximately $2,134,000 as of March 31, 2010.  There were no accounts payable for purchases of marketable securities as of March 31, 2011.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended March 31,
	2011	2010
Service cost	$-	$-
Interest cost	67	66
Expected return on plan assets	(81)	(74)
Amortization of net losses	9	9
Net periodic (benefit) cost	$(5)	$1

The Company contributed $100,000 to the plan during the three months ended March 31, 2011.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $4,485,000 as of March 31, 2011 and $4,445,000 as of December 31, 2010.  The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.  Trading gains (losses) related to the SERP assets totaled approximately $40,420 during the three months ended March 31, 2011 and $1,000 during the three months ended March 31, 2011.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements at March 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,485	$-
Available-for-sale securities:
Municipal obligations	$-	$13,670	$-
Corporate obligations	-	36,139	-
Total	$-	$49,809	$-

	Fair Value Measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,445	$-
Available-for-sale securities:
Municipal obligations	$-	$37,765	$-
Corporate obligations	-	5,068	-
Total	$-	$42,833	$-

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 is incorporated herein by reference.  There have been no significant changes in the strategies since year-end.

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

Our unit production and sales were higher during the first quarter of 2011 compared to the first quarter of 2010 as well as the fourth quarter of 2010.  We are operating at higher production levels in response to stable dealer demand.  Operating income increased significantly compared to the prior year due to higher net sales and gross profit, which was in part due to slightly lower retail incentive costs as a percentage of net sales, and increased efficiencies due to higher production levels.  Dealer inventories are higher at March 31, 2011 than at this time last year because of our dealers’ willingness and ability to accept inventory in anticipation of customer sales opportunities during the retail selling season.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2011 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

Management believes that net sales will increase moderately in 2011 compared to 2010 and that our operating results will improve. This belief is based on indications that the downturn in recreational boating has ended, and the fact that our dealer inventories are at manageable levels.  We believe that although our dealers’ inventory levels have increased, they are appropriate for the current retail selling season.  We also believe that these dealer inventory levels will allow us to increase production in the event of an increase in demand during the upcoming retail selling season.  Attendance and sales during the recent winter boat show season were moderately higher than in 2010. Our operating results should moderately improve due to higher volumes and an improved gross margin from improved production efficiencies and cost absorption, although this improvement will be partially offset by increases in materials costs.

We do not believe that retail sales will increase significantly in 2011 due to a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence.  We believe that these factors tend to discourage consumers from purchasing large discretionary goods such as pleasure boats.  In addition, residential real estate remains weak and fuel prices are much higher than at this time last year. Over the long term, the recent financial crisis may have long-term effects on consumer behavior with regard to pleasure boating. In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller, less expensive boats. Over the past several years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry began a promotional program several years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, are participating in this program. Management believes that these efforts will benefit the industry and Marine Products. As in past years, Marine Products enhanced the design of a number of boats for the 2011 model year which began on July 1, 2010. For this model year, Marine Products is producing slightly more models with more standard features and fewer options, as well as utilizing a manufacturing process for certain models which allows several interior options to be fabricated separately, thus allowing the Company and its dealers to optimize inventory requirements while meeting retail demand.

Our financial results in 2011 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials and key components. We anticipate that the Company will continue to be challenged.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2011 and 2010 are as follows:

($ in thousands)	Three months ended March 31
	2011	2010
Total number of boats sold	564	539
Average gross selling price per boat	$46.7	$43.9
Net sales	$27,148	$24,493
Percentage of cost of goods sold to net sales	83.6%	85.9%
Gross profit margin percent	16.4%	14.1%
Percentage of selling, general and administrative expenses to net sales	14.2%	15.7%
Operating income (loss)	$604	$(403)
Warranty expense	$566	$627

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Net sales for the three months ended March 31, 2011 increased $2.7 million or 10.8 percent compared to the comparable period in 2010. The increase in net sales was due primarily to a 4.6 percent increase in the number of boats sold and lower retail incentive costs as a percentage of net sales together with a 6.4 percent increase in the average gross selling price per boat.  Unit sales increased among our sportboard, outboard, and sport fishing boat product lines compared to the prior year due to increased dealer demand for several smaller models as well as new larger units in these product lines.  Average gross selling price per boat increased primarily due to the change in model mix in our SSi and SSX Sportboats and Cuddy Cabins, and Robalo product lines during the current period.  Also contributing to the increase in net sales was slightly lower retail incentive costs as a percentage of sales as rebates are trending toward more normal levels.  In the first quarter of 2011, sales outside of the United States accounted for 18.1 percent of net sales compared to 25.1 percent of net sales in the prior year.  While international sales decreased by 20.2 percent during the quarter compared to the prior year due to continued economic instability, domestic sales increased by 21.2 percent compared to the consolidated net sales increase of 10.8 percent.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended March 31, 2011 was $22.7 million compared to $21.0 million for the comparable period in 2010, an increase of $1.7 million or 8.0 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily as the result of higher sales, lower retail incentive costs as a percentage of net sales, and increased efficiencies due to higher production levels during the first three months of 2011 compared to the same periods in 2010.  Production levels were higher in response to improved retail demand for new models and lower dealer inventories of non-current models. This improvement in gross margin was partially offset by increases in costs of materials and certain key components.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $3.9 million compared to $3.8 million for the comparable period in 2010, an increase of $0.1 million. Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher net sales. Warranty expense was 2.1 percent of net sales for the three months ended March 31, 2011 compared to 2.6 percent in the prior year due primarily to significantly lower claims and higher net sales during the first quarter of 2011.

Operating income for the three months ended March 31, 2011 increased $1.1 million compared to the comparable period in 2010.  The increase in operating income was primarily due to higher net sales and gross profit in the first quarter of 2011 compared to the prior year.

Interest income was $0.2 million during the three months ended March 31, 2011 and $0.3 million for the comparable period in 2010.  The decrease was primarily due to a decrease in the average investment balance coupled with lower market returns on the Company’s debt investments compared to the prior year.

Income tax provision for the three months ended March 31, 2011 was $174 thousand compared to an income tax benefit of $15 thousand for the comparable period in 2010.  The income tax provision for the three months ended March 31, 2011 reflects an effective tax rate of 20.7 percent compared to an effective tax benefit of 15.8 percent for the prior year.  The change in the effective rate was due primarily to pre-tax income in the current period compared to a pre-tax loss in the comparable period last year in addition to the relationship of our annual estimated pretax income (loss) to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2011 were $6.0 million.  In addition, the aggregate of short-term and long-term marketable securities were $49.8 million at March 31, 2011 compared to $42.8 million at December 31, 2010.  The following table sets forth the cash flows for the applicable periods:

(in thousands)	Three months ended March 31,
	2011	2010

Net cash provided by operating activities	$3,857	$2,185
Net cash (used for) provided by investing activities	(6,977)	1,785
Net cash used for financing activities	$(368)	$(192)

Cash provided by operating activities for the three months ended March 31, 2011 increased approximately $1.7 million compared to the comparable period in 2010.  This increase is the result of higher net income during the first quarter of 2011 partially offset by higher working capital requirements during 2011 consistent with higher production volume and sales.

Cash used for investing activities for the three months ended March 31, 2011 increased approximately $8.8 million compared to the comparable period in 2010 due to increased purchases of marketable securities in the current period as a result of improved cash flows.

Cash used for financing activities for the three months ended March 31, 2011 increased approximately $0.2 million primarily due to a higher stock repurchases associated with the vesting and release of restricted stock offset by a higher excess tax benefits for share-based payments and minimal proceeds received from exercise of stock options.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2011 will be approximately $0.3 million, of which $33 thousand has been spent through March 31, 2011.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  During the quarter ended March 31, 2011, the Company made a contribution of $100 thousand to this plan in order to achieve the Company’s funding objective.  The Company does not currently expect to make any additional contributions to this plan for the remainder of 2011.

As of March 31, 2011, the Company has purchased a total of 4,925,157 shares in the open market under the Company stock repurchase program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the three months ended March 31, 2011.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2011 and 2010.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  There were no repurchases of dealer inventory during the three months ended March 31, 2011.

Management continues to monitor the risk of additional dealer defaults and resulting repurchase obligation based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.  As of March 31, 2011, the Company believes the fair value of its remaining guarantee liability is immaterial.  See further information regarding repurchase obligations in Note 7 of the Consolidated Financial Statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

During the third quarter of 2009, an amendment to the current agreement with one of the Company’s floor plan lenders was executed with a contractual repurchase limit of $9.0 million effective January 1, 2009 which expired June 30, 2010.  Effective July 1, 2010, this agreement was further amended to change the contractual repurchase limit to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.5 million, with various expiration and cancellation terms of less than one year, for an aggregate remaining repurchase obligation with all financing institutions of approximately $10.9 million as of March 31, 2011.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $192 thousand in the three months ended March 31, 2011 and $152 thousand in the three months ended March 31, 2010.  The Company’s liability to RPC for these services was approximately $30 thousand as of March 31, 2011 and $65 thousand as of December 31, 2010.

The Company has cash held at a bank branch, which is affiliated with one of our executive officers who is also a director.  The Company had a cash balance at this bank of $4,250,000 at March 31, 2011 and of $7,927,000 at December 31, 2010 with interest income earned on collected balances totaling $30,690 during the three months ended March 31, 2011 and $17,210 during the three months ended March 31, 2010.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been extremely volatile since the third and fourth quarters of 2008.   The prices of these commodities fell dramatically due to the global recession and financial crisis in late 2008.  During 2009, these commodity prices began to rise, and continued to rise throughout 2010.  By the end of 2010, the prices of some of these commodities, such as copper, were higher than the peak market prices reached during 2008.  These increased commodity prices are likely to lead to higher materials costs in 2011.  Since competition for retail sales remains very high in 2011, we cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs.  It is likely that these increased commodity prices will negatively impact the Company’s operating results in 2011 compared to 2010.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate of the fair value of its remaining guarantee liability under dealer floor plan financing arrangements; the Company’s expectation about contributions to its pension plan in 2011; management’s belief that net sales will increase moderately in 2011 compared to 2010 and that the Company’s operating results will improve; the Company’s belief that the downturn in recreational boating has ended; the Company’s belief that dealer inventories are at manageable levels and are appropriate for the current retail selling season; the Company’s belief the dealer inventory levels will allow the Company to increase production in the event of an increase in demand; the Company’s belief that operating results should moderately improve due to higher volumes and an improved gross margin from improved production efficiencies and cost absorption, offset by increases in material costs; our belief that retail sales will not increase significantly in 2011; our belief that the financial crisis may have long-term effects on consumer behavior with regard to pleasure boating; our belief that the recreational boating industry promotional program will benefit the industry and Marine Products; our belief that the Company will continue to be challenged by the effect of an uncertain level of consumer demand during the 2011 selling season; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2011; the Company’s belief that the prices of many commodities used as raw materials for its manufacturing processes will rise in 2011; the Company’s lack of confidence that it will be able to institute sufficient price increases to compensate for these increased material costs; the Company’s belief that it is likely that these increased prices will negatively impact the Company’s operating results; the Company’s expectations regarding market risk of its investment portfolio; and the Company’s expectation about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2010.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2011, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of March 31, 2011, the Company’s investment portfolio, totaling approximately $49.8 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2010, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2010 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

MARINE PRODUCTS CORPORATION
/s/ Richard A. Hubbell
Date: May 5, 2011	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Ben M. Palmer
Date: May 5, 2011	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)