Form 10-Q
period 2011-06-30
MARINE PRODUCTS CORP
filed 2011-08-01
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 22, 2011 Marine Products Corporation had 37,412,258 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS		(Note 1)

Cash and cash equivalents	$3,450	$9,535
Marketable securities	13,170	12,826
Accounts receivable, net	2,930	1,178
Inventories	21,034	21,882
Income taxes receivable	17	481
Deferred income taxes	984	920
Prepaid expenses and other current assets	1,338	1,451
Total current assets	42,923	48,273
Property, plant and equipment, net	11,989	12,416
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	39,950	30,007
Deferred income taxes	3,146	3,243
Other assets	5,116	5,097
Total assets	$106,897	$102,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,371	$1,884
Accrued expenses and other liabilities	9,039	8,616
Total current liabilities	12,410	10,500
Pension liabilities	5,504	5,581
Other long-term liabilities	422	423
Total liabilities	18,336	16,504
Common stock	3,741	3,708
Capital in excess of par value	604	371
Retained earnings	85,117	83,222
Accumulated other comprehensive loss	(901)	(996)
Total stockholders’ equity	88,561	86,305
Total liabilities and stockholders’ equity	$106,897	$102,809

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$29,098	$31,677	$56,246	$56,170
Cost of goods sold	24,191	25,080	46,879	46,128
Gross profit	4,907	6,597	9,367	10,042
Selling, general and administrative expenses	3,688	4,065	7,544	7,913
Operating income	1,219	2,532	1,823	2,129
Interest income	272	290	508	598
Income before income taxes	1,491	2,822	2,331	2,727
Income tax provision	262	357	436	342
Net income	$1,229	$2,465	$1,895	$2,385

Earnings per share
Basic	$0.03	$0.07	$0.05	$0.07
Diluted	$0.03	$0.07	$0.05	$0.07

Average shares outstanding
Basic	36,394	36,182	36,340	36,165
Diluted	36,781	36,703	36,848	36,653

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(In thousands)
(Unaudited)

						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2010		37,075	$3,708	$371	$83,222	$(996)	$86,305
Stock issued for stock incentive plans, net		415	41	721	—	—	762
Stock purchased and retired		(78)	(8)	(565)	—	—	(573)
Net income	$1,895	—	—	—	1,895	—	1,895
Other comprehensive income, net of tax:
Pension adjustment	12	—	—	—	—	12	12
Unrealized gain on securities, net of reclassification adjustment	83	—	—	—	—	83	83
Comprehensive income	$1,990
Excess tax benefits for share-based payments				77			77

Balance, June 30, 2011		37,412	$3,741	$604	$85,117	$(901)	$88,561

The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$1,895	$2,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480	567
Stock-based compensation expense	718	855
Excess tax benefits for share-based payments	(77)	-
Deferred income tax benefit	(156)	(886)
(Increase) decrease in assets:
Accounts receivable	(1,752)	(1,180)
Inventories	848	(6,471)
Prepaid expenses and other current assets	113	1,587
Income taxes receivable	541	6,376
Other non-current assets	(19)	117
Increase (decrease) in liabilities:
Accounts payable	1,487	3,177
Income taxes payable	33	432
Accrued expenses and other liabilities	390	1,739
Other long-term liabilities	(59)	(292)
Net cash provided by operating activities	4,442	8,406

INVESTING ACTIVITIES
Capital expenditures	(53)	(68)
Purchases of marketable securities	(17,167)	(14,488)
Sales of marketable securities	964	4,416
Maturities of marketable securities	6,045	8,360
Net cash used for investing activities	(10,211)	(1,780)

FINANCING ACTIVITIES
Excess tax benefits for share-based payments	77	-
Cash paid for common stock purchased and retired	(447)	(244)
Proceeds received upon exercise of stock options	54	6
Net cash used for financing activities	(316)	(238)

Net (decrease) increase in cash and cash equivalents	(6,085)	6,388
Cash and cash equivalents at beginning of period	9,535	2,573
Cash and cash equivalents at end of period	$3,450	$8,961

Supplemental information:
Income tax payments (refunds),net	32	(5,588)

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

During the three months ended June 30, 2011, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Issued Accounting Pronouncements Not Yet Adopted:

ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income. The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements is expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.  The basic and diluted calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares included in diluted earnings per share, but excluded from basic earnings per share. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data )	2011	2010	2011	2010
Net income available for stockholders:	$1,229	$2,465	$1,895	$2,385
Less: Dividends paid
Common Stock	-	-	-	-
Restricted shares of common stock	-	-	-	-
Undistributed income	$1,229	$2,465	$1,895	$2,385

Allocation of undistributed income:
Common Stock	$1,196	$2,405	$1,844	$2,327
Restricted shares of common stock	33	60	51	58

Basic shares outstanding:
Common Stock	35,386	35,277	35,350	35,270
Restricted shares of common stock	1,008	905	990	895
	36,394	36,182	36,340	36,165
Diluted shares outstanding:
Common Stock	35,386	35,277	35,350	35,270
Dilutive effect of stock options	387	521	508	488
	35,773	35,798	35,858	35,758
Restricted shares of common stock	1,008	905	990	895
	36,781	36,703	36,848	36,653
Basic earnings per share:
Common Stock:
Distributed earnings	$-	$-	$-	$-
Undistributed income	0.03	0.07	0.05	0.07
	$0.03	$0.07	$0.05	$0.07
Restricted shares of common stock:
Distributed earnings	$-	$-	$-	$-
Undistributed income	0.03	0.07	0.05	0.06
	$0.03	$0.07	$0.05	$0.06
Diluted earnings per share:
Common Stock:
Distributed earnings	$-	$-	$-	$-
Undistributed income	0.03	0.07	0.05	0.07
	$0.03	$0.07	$0.05	$0.07

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	42	42	42	42

4.	COMPREHENSIVE INCOME

The components of comprehensive income for the applicable periods are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$1,229	$2,465	$1,895	$2,385
Other comprehensive income, net of taxes:
Pension adjustment	6	5	12	164
Unrealized gain on securities available for sale, net of reclassification adjustment during the period	62	(16)	83	(56)
Total comprehensive income	$1,297	$2,454	$1,990	$2,493

5.	STOCK-BASED COMPENSATION

The Company reserved 5,625,000 shares of common stock under various Stock Incentive Plans each with a term of  ten years.  These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of June 30, 2011, there were approximately 943,000 shares available for grants.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation for the three and six months ended June 30, 2011 and 2010 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Pre – tax cost	$372	$419	$718	$855
After tax cost	$240	$270	$463	$551

Stock Options

Transactions involving Marine Products stock options for the six months ended June 30, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	668,785	$3.71	1.4 years
Granted	-	-	N/A
Exercised	(104,050)	1.72	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at June 30, 2011	564,735	$4.08	1.1 years	$1,491,000

The total intrinsic value of share options exercised was approximately $602,000 during the six months ended June 30, 2011 and approximately $17,000 during the six months ended June 30, 2010.  There were no recognized excess tax benefits associated with the exercise of stock options during the six months ended June 30, 2011 and 2010, since all of the stock options exercised in 2011 were incentive stock options which do not generate tax deductions for the Company.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2011	876,800	$6.16
Granted	311,000	7.33
Vested	(180,000)	8.21
Forfeited	-	-
Non-vested shares at June 30, 2011	1,007,800	$6.16

The total fair value of shares vested was approximately $1,312,000 during the six months ended June 30, 2011 and $814,000 during the six months ended June 30, 2010.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $77,000 for the six months ended June 30, 2011 were credited to capital in excess of par value and classified as financing cash flows.  There were no tax benefits for compensation tax deductions in excess of compensation expense for the six months ended June 30, 2010.

Other Information

As of June 30, 2011, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,859,000.  This cost is expected to be recognized over a weighted-average period of 2.4 years.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net realized gains and the reclassification of net realized gains  from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net realized gain	$25	$-	$25	$-
Reclassification of net realized gains from other comprehensive income	$25	$-	$25	$-

Gross unrealized gains (losses) on marketable securities are as follows:

	June 30, 2011		December 31, 2010
	Gross unrealized		Gross unrealized
(In thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$277	$(7)	$184	$(68)
Corporate Obligations	117	(-)	142	-
	$394	(7)	$326	$(68)

The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

	June 30, 2011			December 31, 2010
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$48,795	$49,064	$270	$37,649	$37,765	$116
Corporate Obligations	3,940	4,056	117	4,926	5,068	142
Total	$52,735	$53,120	$387	$42,575	$42,833	$258

Municipal obligations consist primarily of municipal notes rated A1/P1 or higher ranging in maturity from less than 12 months to 12 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from two to four years.  These securities are rated BBB or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2011 and 2027.

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

An analysis of the warranty accruals for the six months ended June 30, 2011 and 2010 is as follows:

(in thousands)	2011	2010
Balance at beginning of period	$2,550	$2,403
Less: Payments made during the period	(724)	(986)
Add: Warranty provision for the period	1,325	1,319
Changes to warranty provision for prior periods	(299)	(48)
Balance at June 30	$2,852	$2,688

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender. There were no repurchases of inventory under contractual agreements during the six months ended June 30, 2011 or during the year ended December 31, 2010.  However, MPC expects to become obligated to repurchase inventory totaling $1.3 million as the result of a potential default by one dealer on floor plan financing.  During the quarter ended June 30, 2011, the Company recorded estimated costs in connection with this obligation totaling approximately $150 thousand as a reduction of net sales.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.  The Company believes risk of additional defaults at this time is minimal.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.7 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $10.1 million as of June 30, 2011.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2011	December 31, 2010
Raw materials and supplies	$15,348	$15,572
Work in process	4,052	4,725
Finished goods	1,634	1,585
Total inventories	$21,034	$21,882

10.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the second quarter of 2011, the income tax provision reflects an effective tax rate of 17.6 percent, compared to an effective tax rate of 12.7 percent for the comparable period in the prior year.  For the six months ended June 30, 2011, the income tax provision reflects an effective tax rate of 18.7 percent, compared to an effective tax rate of 12.5 percent for the comparable period in the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities.

11.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$-	$-	$-	$-
Interest cost	66	67	133	133
Expected return on plan assets	(80)	(75)	(161)	(149)
Amortization of net losses	10	8	19	17
Net periodic (benefit) cost	$(4)	$-	$(9)	$1

During the first quarter of 2011, the Company made a contribution of $100,000 to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $4,452,000 as of June 30, 2011 and $4,445,000 as of December 31, 2010.  The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.  Trading gains (losses) related to the SERP assets totaled approximately $(33,200) during the three months ended June 30, 2011 and approximately $7,200 during the six months ended June 30, 2011.  Trading gains (losses) related to the SERP assets totaled approximately $(118,000) during the three months ended June 30, 2010 and approximately $(117,000) during the six months ended June 30, 2010.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements at June 30, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,452	$-
Available-for-sale securities
Municipal obligations	$-	$49,064	$-
Corporate obligations	-	4,056	-
	$-	$53,120	$-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,445	$-
Available-for-sale securities
Municipal obligations	$-	$37,765	$-
Corporate obligations	-	5,068	-
	$-	$42,833	$-

The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments. The Company currently does not use the fair value option to measure any of its existing financial instruments and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

Our unit production and sales were lower during the second quarter of 2011 compared to both the first quarter of 2011 and the second quarter of 2010.  We operated at lower production levels as a means of maintaining healthy dealer inventory levels in the face of stagnant retail demand and a 2011 retail selling season that began well but was negatively impacted early in the second quarter due to the rapid rise in gasoline prices that in turn adversely affected dealer confidence.  Operating income decreased compared to the prior year due to lower net sales and gross profit, which was due to lower unit production, partially offset by lower selling, general and administrative expenses during the period.  Dealer inventories are the same at June 30, 2011 as at this time last year, but lower than at March 31, 2011, because of our strategy to produce and sell units to our dealers at approximately the same level as the level of retail demand.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2011 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

Management believes that net sales will decrease slightly in 2011 compared to 2010 and that our operating results will decline as well. This belief is based on indications that the 2011 retail selling season was weaker than expected, as well as the fact that both Marine Products and our dealers seek to maintain field inventories at a manageable level in order to be prepared to sell updated, current model year inventory when retail demand returns.  We believe our dealer inventory levels, which are the same as this time last year and lower than the end of the first quarter of 2011, are appropriate given the current level of retail demand.  Towards the end of the second quarter, we noticed indications of stronger demand, both in overall market statistics and within our dealer network.  These indications have prompted us to begin increasing production gradually during the third quarter.

We do not believe that retail sales will increase in 2011 due to a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence. We believe that these factors tend to discourage consumers from purchasing large discretionary goods such as pleasure boats.  In addition, fuel prices rose significantly during the beginning of the retail selling season, and although they have moderated during the second quarter of 2011, we believe that the rise in fuel prices dampened sales during the retail selling season.  Furthermore, we believe that the perceived risk of future fuel price increases may lower consumers’ enthusiasm for purchasing our products for the near term. Over the long term, the recent financial crisis may have long-term effects on consumer behavior with regard to pleasure boating. In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller, less expensive boats. Over the past several years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry began a promotional program several years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, are participating in this program. Management believes that these efforts will benefit the industry and Marine Products. As in past years, Marine Products enhanced the design of a number of boats for the 2012 model year which began on July 1, 2011. For this model year, Marine Products has a new model line called H2O and will begin producing several of these smaller, value-priced models which we believe will appeal to consumers who are seeking a quality product at a lower price point than some of our larger models with more features and options. In addition, the value-priced models will help our fixed production costs over higher volume during this period of fluctuating demand.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Our financial results in 2011 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials and key components.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2011 and 2010 are as follows:

($ in thousands)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Total number of boats sold	555	676	1,119	1,215
Average gross selling price per boat	$49.7	$44.2	$48.2	$44.1
Net sales	$29,098	$31,677	$56,246	$56,170
Percentage of cost of goods sold to net sales	83.1%	79.2%	83.4%	82.1%
Gross profit margin percent	16.9%	20.8%	16.6%	17.9%
Percentage of selling, general and administrative expenses to net sales	12.7%	12.8%	13.4%	14.1%
Operating income	$1,219	$2,532	$1,823	$2,129
Warranty expense	$459	$644	$1,026	$1,271

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Net sales for the three months ended June 30, 2011 decreased $2.6 million or 8.1 percent compared to the comparable period in 2010. The change in net sales was due primarily to a 17.9 percent decrease in the number of boats sold partially offset by a 12.4 percent increase in the average gross selling price per boat.  Unit sales decreased due to a difficult selling environment related to persistently low consumer confidence caused by higher fuel prices among other factors.  Average gross selling price per boat improved among most of the product lines due to the mix of models sold during the quarter, highlighted by sales of the 327 SSX Sportboat, which carries a selling price that is higher than the overall average.  In the second quarter of 2011, sales outside of the United States accounted for 25.2 percent of net sales compared to 36.5 percent of net sales in the prior year second quarter.  While international sales decreased by 36.6 percent during the quarter compared to the prior year due to continued economic instability, domestic sales increased by 8.2 percent compared to the consolidated net sales decrease of 8.1 percent.

Cost of goods sold for the three months ended June 30, 2011 was $24.2 million compared to $25.1 million for the comparable period in 2010, a decrease of $0.9 million or 3.6 percent.  Cost of goods sold, as a percentage of net sales, increased primarily as the result of decreased efficiencies due to lower production levels during the second three months of 2011 compared to the same periods in 2010 and to a lesser extent due to engine price increases and higher material costs.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended June 30, 2011 were $3.7 million compared to $4.1 million for the comparable period in 2010, a decrease of $0.4 million or 9.8 percent.  Selling, general and administrative expenses, as a percentage of net sales remained relatively steady. Warranty expense was 1.6 percent of net sales for the three months ended June 30, 2011 compared to 2.0 percent in the prior year quarter due primarily to lower claims together with lower dealer field inventory levels.

Operating income for the three months ended June 30, 2011 decreased $1.3 million compared to the comparable period in 2010 due to lower net sales and gross profit in the second quarter of 2011 compared to the prior year quarter, partially offset by lower selling, general and administrative expenses.

Interest income was $272 thousand during the three months ended June 30, 2011 and $290 thousand for the comparable period in 2010.  The decrease was primarily due to lower market returns on the Company’s debt investments during the period compared to the prior year , partially offset by an increase in the average investment balance compared to the prior year,

Income tax provision for the three months ended June 30, 2011 was $262 thousand compared to $357 thousand for the comparable period in 2010.  The income tax provision for the three months ended June 30, 2011 reflects an effective tax rate of 17.6 percent compared to an effective tax rate of 12.7 percent for the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including primarily tax-exempt interest earned on municipal securities.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Net sales for the six months ended June 30, 2011 increased $76 thousand compared to the comparable period in 2010. The change in net sales was due primarily to a 9.3 percent increase in the average gross selling price per boat partially offset by a 7.9 percent decrease in the number of boats sold.  Unit sales decreased primarily due to the decline in the second quarter discussed earlier which was partially offset by a robust first quarter.  In the six months ended June 30, 2011, sales outside of the United States accounted for 21.7 percent of net sales compared to 36.5 percent of net sales in the prior year.  While international sales decreased by 30.9 percent during the period compared to the prior year due to continued economic instability, domestic sales increased by 14.4 percent compared to the slight change in consolidated net sales.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the six months ended June 30, 2011 was $46.9 million compared to $46.1 million for the comparable period in 2010, an increase of $0.8 million or 1.7 percent.  Cost of goods sold, as a percentage of net sales, increased slightly primarily as the result of higher sales combined with decreased efficiencies due to lower production levels during the six months of 2011 compared to the same periods in 2010 and to a lesser extent due to engine price increases and higher material costs.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $7.5 million compared to $7.9 million for the comparable period in 2010, a decrease of $0.4 million or 5.1 percent.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to expenses that vary in line with sales and profitability.  Warranty expense was 1.8 percent of net sales for the six months ended June 30, 2011 compared to 2.3 percent in the prior year due primarily to lower claims together with lower dealer field inventory levels.

Operating income for the six months ended June 30, 2011 decreased $0.3 million compared to the comparable period in 2010 primarily due to higher cost of goods sold partially offset by slightly higher net sales and lower selling and administrative expenses in the first six months of 2011 compared to the comparable prior year period.

Interest income was $0.5 million during the six months ended June 30, 2011 and $0.6 million for the comparable period in 2010.  The decrease was primarily due to lower market returns on the Company’s debt investments during the period compared to the prior year, partially offset by an increase in the average investment balance compared to the prior year period.

Income tax provision for the six months ended June 30, 2011 was $436 thousand compared to an income tax benefit of $342 thousand for the comparable period in 2010.  The income tax provision for the six months ended June 30, 2011 reflects an effective tax rate of 18.7 percent compared to an effective tax rate of 12.5 percent for the prior year period.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2011 were $3.5 million.  In addition, the aggregate of short-term and long-term marketable securities were $53.1 million at June 30, 2011 compared to $42.8 million at December 31, 2010.  The following table sets forth the cash flows for the applicable periods:

(in thousands)	Six months ended June 30,
	2011	2010

Net cash provided by operating activities	$4,442	$8,406
Net cash used for investing activities	(10,211)	(1,780)
Net cash used for financing activities	$(316)	$(238)

Cash provided by operating activities for the six months ended June 30, 2011 decreased approximately $4.0 million compared to the comparable period in 2010.  This decrease is the result of lower net income during the first six months of 2011 together with reduced working capital levels during 2011 consistent with lower production volumes.

Cash used for investing activities for the six months ended June 30, 2011 increased approximately $8.4 million compared to the comparable period in 2010 due to increased purchases coupled with lower sales and maturities of marketable securities in the current period.

Cash used for financing activities for the six months ended June 30, 2011 increased approximately $78 thousand primarily due to higher cost of stock repurchases associated with the vesting and release of restricted stock offset by higher excess tax benefits for share-based payments and proceeds received from exercise of stock options.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2011 will be approximately $300 thousand, of which $53 thousand has been spent through June 30, 2011.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  During the first quarter of 2011, the Company made a contribution of $100 thousand to this plan in order to achieve the Company’s funding objective.  The Company does not currently expect to make any additional contributions to this plan for the remainder of 2011.

As of June 30, 2011, the Company has purchased a total of 4,925,157 shares in the open market under the Company stock repurchase program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the six months ended June 30, 2011.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2011 and 2010.

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

There were no actual repurchases of inventory under contractual agreements during the quarter or six months ended June 30, 2011 and 2010. However, MPC expects to become obligated in the future to repurchase inventory totaling $1.3 million as the result of a potential dealer default by one dealer on floor plan financing. During the quarter ended June 30, 2011, the Company recorded estimated costs in connection with this obligation totaling approximately $150 thousand as a reduction of net sales.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.  The Company believes risk of additional defaults at this time is minimal.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.7 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $10.1 million as of June 30, 2011.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $362 thousand in the six months ended June 30, 2011 and $326 thousand in the six months ended June 30, 2010.

The Company has cash held at a bank branch, which is affiliated with one of our executive officers who is also a director.  The Company had a cash balance at this bank of $2,331,000 at June 30, 2011 and of $7,927,000 at December 31, 2010 with interest income earned on collected balances totaling approximately $52,100 during the six months ended June 30, 2011 and approximately $44,500 during the six months ended June 30, 2010.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been extremely volatile since the third and fourth quarters of 2008. The prices of these commodities fell dramatically due to the global recession and financial crisis in late 2008. During 2009, these commodity prices began to rise, and continued to rise throughout 2010. By the end of 2010, the prices of some of these commodities, such as copper, were higher than the peak market prices reached during 2008. Prices of these commodities have moderated during the first six months of 2011, but are still high by historical standards. These high, volatile commodity prices have resulted in higher materials costs in 2011 and are likely to continue to cause higher materials costs in the near term. We have instituted price increases to our dealers to compensate for these cost increases, but these price increases have not been enough to compensate fully for the increases in commodity costs. Due to the intense competition in our business, we do not believe that we will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs. It is likely that these increased commodity costs will negatively impact the Company’s operating results.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s expectation to become obligated to repurchase inventory totaling $1.3 million as the result of a potential default by one dealer on floor plan financing; the Company’s estimated costs in connection with the repurchase obligation; the Company’s belief that additional risks of dealer defaults on floor plan financing is minimal; management’s belief that net sales will decrease slightly in 2011 compared to 2010 and that the Company’s operating results will decline; the Company’s belief that dealer inventories are at appropriate levels for the current level of retail demand; our belief that we have experienced indications of stronger demand both in the overall market and within our dealer network; our belief that retail sales will not increase in 2011; our belief that the perceived risk of future fuel price increase may lower consumers’ enthusiasm for purchasing our products for the near term; the Company’s belief that several smaller, value-priced models which the Company is producing will appeal to consumers who are seeking a quality product at a lower price point; the Company’s belief that value-priced models may help our production demand by encouraging sales and thereby improving production volume; the financial crisis may have long term effects on consumer behavior with regard to pleasure boating; our belief that the recreational boating industry promotional program will benefit the industry and Marine Products; the company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2011; the Company’s expectation about contributions to its pension plan in 2011; the Company’s belief that the prices of many commodities used as raw materials for its manufacturing processes will continue to rise in 2011; the Company’s lack of confidence that it will be able to institute sufficient price increases to compensate for these increased material costs; the Company’s belief that it is likely that these increased prices will negatively impact the Company’s operating results; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2010.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2011, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of June 30, 2011, the Company’s investment portfolio, totaling approximately $53.1 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2010, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2010 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, June 30, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: August 1, 2011	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 1, 2011	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)