Form 10-Q
period 2011-09-30
MARINE PRODUCTS CORP
filed 2011-11-03
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011 Marine Products Corporation had 37,375,458 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS		(Note 1)

Cash and cash equivalents	$5,453	$9,535
Marketable securities	14,751	12,826
Accounts receivable, net	2,090	1,178
Inventories	23,140	21,882
Income taxes receivable	–	481
Deferred income taxes	874	920
Prepaid expenses and other current assets	1,323	1,451
Total current assets	47,631	48,273
Property, plant and equipment, net	11,862	12,416
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	40,792	30,007
Deferred income taxes	3,143	3,243
Other assets	4,943	5,097
Total assets	$112,144	$102,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$7,046	$1,884
Accrued expenses and other liabilities	9,199	8,616
Total current liabilities	16,245	10,500
Pension liabilities	5,368	5,581
Other long-term liabilities	429	423
Total liabilities	22,042	16,504
Common stock	3,738	3,708
Capital in excess of par value	979	371
Retained earnings	86,317	83,222
Accumulated other comprehensive loss	(932)	(996)
Total stockholders’ equity	90,102	86,305
Total liabilities and stockholders’ equity	$112,144	$102,809

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net sales	$22,254	$24,027	$78,500	$80,197
Cost of goods sold	17,620	19,951	64,499	66,079
Gross profit	4,634	4,076	14,001	14,118
Selling, general and administrative expenses	3,140	2,899	10,684	10,812
Operating income	1,494	1,177	3,317	3,306
Interest income	233	278	741	876
Income before income taxes	1,727	1,455	4,058	4,182
Income tax provision	527	455	963	797
Net income	$1,200	$1,000	$3,095	$3,385

Earnings per share
Basic	$0.03	$0.03	$0.09	$0.09
Diluted	$0.03	$0.03	$0.08	$0.09

Average shares outstanding
Basic	36,404	36,190	36,362	36,173
Diluted	36,574	36,586	36,781	36,638

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands)
(Unaudited)

	Comprehensive	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2010		37,075	$3,708	$371	$83,222	$(996)	$86,305
Stock issued for stock incentive plans, net		378	38	1,096	—	—	1,134
Stock purchased and retired		(78)	(8)	(565)	—	—	(573)
Net income	$3,095	—	—	—	3,095	—	3,095
Other comprehensive income, net of tax:
Pension adjustment	19	—	—	—	—	19	19
Unrealized gain on securities, net of reclassification adjustment	45	—	—	—	—	45	45
Comprehensive income	$3,159
Excess tax benefits for share-based payments				77			77

Balance, September 30, 2011		37,375	$3,738	$979	$86,317	$(932)	$90,102

The accompanying notes are an integral part of this consolidated statement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$3,095	$3,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696	827
Stock-based compensation expense	1,090	1,233
Excess tax benefits for share-based payments	(77)	-
Deferred income tax benefit	(16)	(596)
(Increase) decrease in assets:
Accounts receivable	(912)	62
Inventories	(1,258)	(2,985)
Prepaid expenses and other current assets	128	1,596
Income taxes receivable	558	6,376
Other non-current assets	154	58
Increase (decrease) in liabilities:
Accounts payable	2,735	1,529
Income taxes payable	397	181
Accrued expenses and other liabilities	186	628
Other long-term liabilities	(188)	(183)
Net cash provided by operating activities	6,588	12,111

INVESTING ACTIVITIES
Capital expenditures	(142)	(80)
Purchases of marketable securities	(24,773)	(21,999)
Sales of marketable securities	5,801	5,016
Maturities of marketable securities	8,760	11,670
Net cash used for investing activities	(10,354)	(5,393)

FINANCING ACTIVITIES
Excess tax benefits for share-based payments	77	-
Cash paid for common stock purchased and retired	(447)	(244)
Proceeds received upon exercise of stock options	54	6
Net cash used for financing activities	(316)	(238)

Net (decrease) increase in cash and cash equivalents	(4,082)	6,480
Cash and cash equivalents at beginning of period	9,535	2,573
Cash and cash equivalents at end of period	$5,453	$9,053

Supplemental information:
Income tax payments (refunds), net	47	(5,179)

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

During the second and third quarters of 2011, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Issued Accounting Pronouncements Not Yet Adopted:

ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.  This can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company plans to adopt these provisions in the fourth quarter of 2011, for annual and interim goodwill impairment tests performed starting this year. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012 and is currently evaluating the impact of the adoption of these provisions on the presentation of its consolidated financial statements.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements is expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2011	2010	2011	2010
Net income available for stockholders:	$1,200	$1,000	$3,095	$3,385
Less: Dividends paid
Common Stock	-	-	-	-
Restricted shares of common stock	-	-	-	-
Undistributed income	$1,200	$1,000	$3,095	$3,385

Allocation of undistributed income:
Common Stock	$1,169	$976	$3,015	$3,303
Restricted shares of common stock	31	24	80	82

Basic shares outstanding:
Common Stock	35,409	35,293	35,371	35,278
Restricted shares of common stock	995	897	991	895
	36,404	36,190	36,362	36,173
Diluted shares outstanding:
Common Stock	35,409	35,293	35,371	35,278
Dilutive effect of stock options	170	396	419	465
	35,579	35,689	35,790	35,743
Restricted shares of common stock	995	897	991	895
	36,574	36,586	36,781	36,638
Basic earnings per share:
Common Stock:
Distributed earnings	$-	$-	$-	$-
Undistributed income	0.03	0.03	0.09	0.09
	$0.03	$0.03	$0.09	$0.09
Restricted shares of common stock:
Distributed earnings	$-	$-	$-	$-
Undistributed income	0.03	0.03	0.08	0.09
	$0.03	$0.03	$0.08	$0.09
Diluted earnings per share:
Common Stock:
Distributed earnings	$-	$-	$-	$-
Undistributed income	0.03	0.03	0.08	0.09
	$0.03	$0.03	$0.08	$0.09

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	42	42	42	42

4.	COMPREHENSIVE INCOME

The components of comprehensive income for the applicable periods are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$1,200	$1,000	$3,095	$3,385
Other comprehensive income, net of taxes:
Pension adjustment, net of taxes	7	5	19	169
Unrealized gain on securities available for sale, net of reclassification adjustment during the period	(38)	62	45	6
Total comprehensive income	$1,169	$1,067	$3,159	$3,560

5.	STOCK-BASED COMPENSATION

The Company reserved 2,250,000 shares of common stock under a Stock Incentive Plan with a term of ten years.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2011, there were approximately 973,000 shares available for grants.

Stock-based compensation for the three months and nine months ended September 30, 2011 and 2010 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Pre – tax cost	$372	$378	$1,090	$1,233
After tax cost	$240	$244	$703	$795

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Transactions involving Marine Products stock options for the nine months ended September 30, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	668,785	$3.71	1.4 years
Granted	-	-	N/A
Exercised	(104,050)	1.72	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at September 30, 2011	564,735	$4.08	0.9 years	$373,000

The total intrinsic value of share options exercised was approximately $602,000 during the nine months ended September 30, 2011 and approximately $17,000 during the nine months ended September 30, 2010.  There were no recognized excess tax benefits associated with the exercise of stock options during the nine months ended September 30, 2011 and 2010, since all of the stock options exercised in 2011 were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2011	876,800	$6.16
Granted	311,000	7.33
Vested	(180,000)	8.21
Forfeited	(36,800)	6.03
Non-vested shares at September 30, 2011	971,000	$6.16

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of shares vested was approximately $1,312,000 during the nine months ended September 30, 2011 and $814,000 during the nine months ended September 30, 2010.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $77,000 for the nine months ended September 30, 2011 were credited to capital in excess of par value and classified as financing cash flows.  There were no tax benefits for compensation tax deductions in excess of compensation expense for the nine months ended September 30, 2010.

Other Information

As of September 30, 2011, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,240,000.  This cost is expected to be recognized over a weighted-average period of 2.3 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net realized gain	$25	$-	$50	$-
Reclassification of net realized gains from other comprehensive income	$25	$-	$50	$-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized gains (losses) on marketable securities are as follows:

	September 30, 2011		December 31, 2010
	Gross unrealized		Gross unrealized
(In thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$294	$(32)	$184	$(68)
Corporate Obligations	69	(2)	142	-
	$363	(34)	$326	$(68)

The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

	September 30, 2011			December 31, 2010
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$50,967	$51,230	$262	$37,649	$37,765	$116
Corporate Obligations	4,246	4,313	67	4,926	5,068	142
Total	$55,213	$55,543	$329	$42,575	$42,833	$258

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

7.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company had accounts payable for purchases of marketable securities of approximately $2,430,000 as of September 30, 2011.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.

An analysis of the warranty accruals for the nine months ended September 30, 2011 and 2010 is as follows:

(in thousands)	2011	2010
Balance at beginning of period	$2,550	$2,403
Less: Payments made during the period	(1,184)	(1,469)
Add: Warranty provision for the period	1,649	1,874
Changes to warranty provision for prior periods	(609)	(175)
Balance at September 30	$2,406	$2,633

Based on the actual warranty claims trending lower along with the expectation of continued lower claims resulting from lower dealer field inventory levels and favorable claims experience, the warranty accrual was adjusted for changes to warranty provision for prior periods and the accrual rate reflects the estimate change.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender. There were no repurchases of inventory under contractual agreements during the year ended December 31, 2010.  During the quarter ended September 30, 2011, the Company became contractually obligated to repurchase inventory of approximately $800 thousand, none of which remained outstanding as of September 30, 2011.  All of the repossessed boats were redistributed among existing and replacement dealers. As of September 30, 2011, the Company believes the fair value of its remaining guarantee liability is immaterial.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.
The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $8.5 million as of September 30, 2011.

9.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

10.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2011	December 31, 2010
Raw materials and supplies	$15,480	$15,572
Work in process	5,004	4,725
Finished goods	2,656	1,585
Total inventories	$23,140	$21,882

11.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the third quarter of 2011, the income tax provision reflects an effective tax rate of 30.5 percent, compared to an effective tax rate of 31.3 percent for the comparable period in the prior year.  For the nine months ended September 30, 2011, the income tax provision reflects an effective tax rate of 23.7 percent, compared to an effective tax rate of 19.1 percent for the comparable period in the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities.

12.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$-	$-	$-	$-
Interest cost	67	66	200	199
Expected return on plan assets	(81)	(75)	(243)	(226)
Amortization of net losses	10	8	29	25
Net periodic benefit	$(4)	$(1)	$(14)	$(2)

During the first quarter of 2011, the Company made a contribution of $100,000 to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $4,277,000 as of September 30, 2011 and $4,445,000 as of December 31, 2010.  The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.  Trading (losses) related to the SERP assets totaled approximately $(174,000) during the three months ended September 30, 2011 and approximately $(166,000) during the nine months ended September 30, 2011.  Trading gains (losses) related to the SERP assets totaled approximately $57,000 during the three months ended September 30, 2010 and approximately $(60,000) during the nine months ended September 30, 2010.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements at September 30, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,277	$-
Available-for-sale securities
Municipal obligations	$-	$51,230	$-
Corporate obligations	-	4,313	-
	$-	$55,543	$-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$4,445	$-
Available-for-sale securities
Municipal obligations	$-	$37,765	$-
Corporate obligations	-	5,068	-
	$-	$42,833	$-

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marine Products Corporation, through our wholly owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets.  Many of these dealers finance their inventory through third-party floorplan lenders, who pay Marine Products generally within seven to 10 days after delivery of the products to the dealers.

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 is incorporated herein by reference.  There have been no significant changes in the strategies since year-end.

In implementing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix and profitability of its various models, and indications of near term demand such as consumer confidence, interest rates, fuel costs, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions.  We also consider trends related to certain key financial and other data, including our market share, unit sales of our products, average selling price per unit, and gross profit margins, among others, as indicators of the success of our strategies.  Marine Products’ financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates and credit availability — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

Our unit production and sales were lower during the third quarter of 2011 compared to both the second quarter of 2011 and the third quarter of 2010.  We operated at lower production levels as a means of maintaining healthy dealer inventory levels and because of our dealer network’s uncertainty regarding ordering inventory during a weak 2011 retail selling season.  The 2011 retail selling season was negatively impacted early in the second quarter of 2011 by a rapid rise in fuel prices. With fuel prices moderating in the latter part of the retail selling season, we experienced stronger unit sales of several of the larger Chaparral models in addition to lower sales of the smaller boats as we prepared our production line for the H2O boats which we began producing later in the quarter, offset by continued weak consumer confidence that contributed to an overall modest third quarter 2011. Operating income increased compared to the prior year due to higher gross profit, which was the result of a favorable model mix discussed above.  Dealer inventories are lower at September 30, 2011 than both this time last year and at June 30, 2011.  Low dealer inventories are the result of our strategy to sell boats to our dealers at the same level as the level of retail demand.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2011 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

Management believes that net sales will increase slightly in 2011 compared to 2010 and that our operating results will improve as well. This belief is based on recent indications that 2011 retail boat sales were slightly stronger than anticipated, strong orders from our annual dealer conference for our new Chaparral H2O model, and low dealer inventory levels.  Our dealer inventories are lower at the end of the third quarter of 2011 than at the end of the second quarter of 2011 and the end of the third quarter of 2010.  Our resulting backlog is significantly higher, which has encouraged us to increase production in the fourth quarter of 2011, especially in our new Chaparral H2O model line.  We believe that sales of this model will increase our market share in the small sterndrive boat market.  Although this model carries lower average selling prices than our other Chaparral models and we believe it will generate lower than average gross profit as a percentage of net sales, we also believe that sales of this new model will increase consolidated net sales, gross profit, operating income, and net income during the fourth quarter of 2011, by spreading our fixed production costs over higher volume during this period of weak demand.

In general, we believe that retail sales continue to remain relatively stagnant due to a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence. We believe that these factors tend to discourage consumers from purchasing large discretionary goods such as pleasure boats.  In addition, we believe that the rise in fuel prices during the second quarter dampened sales early in the retail selling season. Over the long term, the recent financial crisis and resulting lower returns on financial assets may have long-term effects on consumer behavior with regard to pleasure boating. Because of lower current and expected returns on financial assets, consumers may forego boat purchases, defer boat purchases until later in their lives, or may purchase smaller, less expensive boats. Over the past several years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry began a promotional program several years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, are participating in this program. Management believes that these efforts will benefit the industry and Marine Products. As in past years, Marine Products enhanced the design of a number of boats for the 2012 model year which began on July 1, 2011, and as discussed above, began producing a new model called the Chaparral H2O.  We believe that this smaller, entry-level model will appeal to consumers who are seeking a quality product at a lower price point than some of our larger models with more features and options. In addition, we believe that this new Chaparral model will allow us to achieve a number of our objectives related to manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing retail market share.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2011 and 2010 are as follows:

($ in thousands)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Total number of boats sold	390	500	1,509	1,715
Average gross selling price per boat	$54.0	$45.0	$49.7	$44.3
Net sales	$22,254	$24,027	$78,500	$80,197
Percentage of cost of goods sold to net sales	79.2%	83.0%	82.2%	82.4%
Gross profit margin percent	20.8%	17.0%	17.8%	17.6%
Percentage of selling, general and administrative expenses to net sales	14.1%	12.1%	13.6%	13.5%
Operating income	$1,494	$1,177	$3,317	$3,306
Warranty expense	$14	$428	$1,040	$1,699

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Net sales for the three months ended September 30, 2011 decreased $1.8 million or 7.4 percent compared to the comparable period in 2010. The change in net sales was due primarily to a 22.0 percent decrease in the number of boats sold partially offset by a 20.0 percent increase in the average gross selling price per boat.  Unit sales decreased due to a difficult selling environment related to persistently low consumer confidence caused by higher fuel prices among other factors, in addition to selling fewer smaller boats, as the production line was prepared for the new H20 boats which began producing later in the quarter. Average gross selling price per boat improved among most of the product lines due to the mix of models sold during the quarter, highlighted by the higher unit sales of the SSi and 327 SSX Sportboats, which carry selling prices that are higher than the overall average.  In the third quarter of 2011, sales outside of the United States accounted for 19.9 percent of net sales compared to 28.2 percent of net sales in the prior year third quarter.  While international sales decreased by 34.6 percent during the quarter compared to the prior year due to continued economic instability, domestic sales increased by 3.3 percent compared to the consolidated net sales decrease of 7.4 percent.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended September 30, 2011 was $17.6 million compared to $20.0 million for the comparable period in 2010, a decrease of $2.4 million or 12 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily as the result of a favorable model mix and material usage variances partially offset by reduced production efficiencies due to lower production levels during the third quarter of 2011 compared to the same period in 2010.

Selling, general and administrative expenses for the three months ended September 30, 2011 were $3.1 million compared to $2.9 million for the comparable period in 2010, an increase of $0.2 million or 6.9 percent.  Selling, general and administrative expenses, as a percentage of net sales increased primarily due to higher research and development and advertising expenses offset by a decrease in warranty expense.  Warranty expense was 0.06 percent of net sales for the three months ended September 30, 2011 compared to 1.8 percent in the prior year quarter primarily due to lower dealer field inventory levels and favorable claims experience.

Operating income for the three months ended September 30, 2011 increased $0.3 million compared to the comparable period in 2010 due to increased gross profit in the third quarter of 2011 compared to the prior year quarter, partially offset by higher selling, general and administrative expenses and lower net sales.

Interest income was $233 thousand during the three months ended September 30, 2011 and $278 thousand for the comparable period in 2010.  The decrease was primarily due to lower market returns on the Company’s debt investments during the period compared to the prior year, partially offset by an increase in the average investment balance compared to the prior year.

Income tax provision for the three months ended September 30, 2011 was $527 thousand compared to $455 thousand for the comparable period in 2010.  The income tax provision for the three months ended September 30, 2011 reflects an effective tax rate of 30.5 percent compared to an effective tax rate of 31.3 percent for the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including primarily tax-exempt interest earned on municipal securities.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Net sales for the nine months ended September 30, 2011 decreased $1.7 million or 2.1 percent compared to the comparable period in 2010. The change in net sales was due primarily to a 12.2 percent increase in the average gross selling price per boat partially offset by a 12.0 percent decrease in the number of boats sold.  Unit sales decreased primarily due to the decline in the second and third quarters of 2011which was partially offset by a robust first quarter.  In the nine months ended September 30, 2011, sales outside of the United States accounted for 21.2 percent of net sales compared to 30.5 percent of net sales in the prior year.  While international sales decreased by 31.9 percent during the period compared to the prior year due to continued  lower consumer confidence and economic instability, caused by Eurozone's current financial uncertainty, domestic sales increased by 11.0 percent compared to the slight change in consolidated net sales.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the nine months ended September 30, 2011 was $64.5 million compared to $66.1 million for the comparable period in 2010, a decrease of $1.6 million or 2.4 percent.  Cost of goods sold, as a percentage of net sales, decreased slightly primarily as the result of lower sales combined with decreased efficiencies due to lower production levels during the nine months of 2011 compared to the same period in 2010 and to a lesser extent due to favorable material usage variances.

Selling, general and administrative expenses for the nine months ended September 30, 2011 decreased slightly to $10.7 million compared to $10.8 million for the comparable period in 2010.  Selling, general and administrative expenses, as a percentage of net sales, increased  slightly primarily due to expenses that vary with sales and profitability offset by a reduction in warranty expense.  Warranty expense was 1.3 percent of net sales for the nine months ended September 30, 2011 compared to 2.1 percent in the prior year primarily due to lower dealer field inventory levels and favorable claims experience.

Operating income for the nine months ended September 30, 2011 increased slightly compared to the comparable period in 2010 primarily due to lower cost of goods sold together with lower selling and administrative expenses offset by lower net sales in the first nine months of 2011 compared to the comparable prior year period.

Interest income was $0.7 million during the nine months ended September 30, 2011 and $0.9 million for the comparable period in 2010.  The decrease was primarily due to lower market returns on the Company’s debt investments during the period compared to the prior year, partially offset by an increase in the average investment balance compared to the prior year period.

Income tax provision for the nine months ended September 30, 2011 was $963 thousand compared to $797 thousand for the comparable period in 2010.  The income tax provision for the nine months ended September 30, 2011 reflects an effective tax rate of 23.7 percent compared to an effective tax rate of 19.1 percent for the prior year period.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2011 were $5.5 million.  In addition, the aggregate of short-term and long-term marketable securities were $55.5 million at September 30, 2011 compared to $42.8 million at December 31, 2010.  The following table sets forth the cash flows for the applicable periods:

(in thousands)	Nine months ended September 30,
	2011	2010

Net cash provided by operating activities	$6,588	$12,111
Net cash used for investing activities	(10,354)	(5,393)
Net cash used for financing activities	$(316)	$(238)

Cash provided by operating activities for the nine months ended September 30, 2011 decreased approximately $5.5 million compared to the comparable period in 2010.  This decrease is the result of slightly lower net income during the first nine months of 2011 together with reduced working capital levels during 2011 consistent with lower production volumes.  In addition, the Company received an income tax refund of $6.2 million in 2010 related to 2009 losses.

Cash used for investing activities for the nine months ended September 30, 2011 increased approximately $5.0 million compared to the comparable period in 2010 due to increased purchases of marketable securities coupled with lower maturities offset by slightly higher sales of marketable securities in the current period.

Cash used for financing activities for the nine months ended September 30, 2011 increased approximately $78 thousand primarily due to higher cost of stock repurchases associated with the vesting and release of restricted stock offset by higher excess tax benefits for share-based payments and proceeds received from exercise of stock options.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2011 will be approximately $200 thousand, of which $142 thousand has been spent through September 30, 2011.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  During the first quarter of 2011, the Company made a contribution of $100 thousand to this plan in order to achieve the Company’s funding objective.  The Company does not currently expect to make any additional contributions to this plan for the remainder of 2011.

As of September 30, 2011, the Company has purchased a total of 4,925,157 shares in the open market under the Company stock repurchase program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the nine months ended September 30, 2011.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 7 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the nine months ended September 30, 2011 and 2010.

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

There were no repurchases of inventory under contractual agreements during the quarter or nine months ended September 30, 2010.  During the quarter ended September 30, 2011 the Company became contractually obligated to repurchase inventory of approximately $800 thousand, none of which remained outstanding as of September 30, 2011.  All of the repossessed boats were redistributed among existing and replacement dealers.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $8.5 million as of September 30, 2011.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $500 thousand in the nine months ended September 30, 2011 and $497 thousand in the nine months ended September 30, 2010.

The Company has cash held at a bank branch, which is affiliated with one of our executive officers who is also a director.  The Company had a cash balance at this bank of $4,975,000 at September 30, 2011 and of $7,927,000 at December 31, 2010 with interest income earned on collected balances totaling approximately $66,000 during the nine months ended September 30, 2011 and approximately $76,000 during the nine months ended September 30, 2010.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been extremely volatile since the third and fourth quarters of 2008.   The prices of these commodities fell dramatically due to the global recession and financial crisis in late 2008.  During 2009, these commodity prices began to rise, and continued to rise throughout 2010.  By the end of 2010, the prices of some of these commodities, such as copper, were higher than the peak market prices reached during 2008.  Prices of these commodities have moderated during the first nine months of 2011, but are still high by historical standards.  These high, volatile commodity prices have resulted in higher materials costs in 2011 and are likely to continue to cause higher materials costs in the near term.  We have instituted price increases to our dealers to compensate for these cost increases, but these price increases have not been enough to compensate fully for the increases in commodity costs.  Due to the intense competition in our business, we do not believe that we will be able to institute sufficient price increases to our dealers to compensate for these increased materials costs.  It is likely that these increased commodity costs will negatively impact the Company’s operating results.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; the Company’s belief that the fair value of its remaining guarantee liability to third-party lenders that provide floor plan financing is immaterial; management’s belief that net sales will increase slightly in 2011 compared to 2010 and that the Company’s operating results will improve as well; the Company’s belief that its sales of the Chaparral H2O model will increase its market share in the small sterndrive boat market; the Company’s belief that sales of this model will generate lower than average gross profits as a percentage of net sales and that sales of this new model will increase consolidated net sales, gross profit, operating income and net income during the fourth quarter of 2011 by spreading fixed production costs over higher volume; the Company’s belief that retail sales will continue to remain relatively stagnant; the financial crisis may have long term effects on consumer behavior with regard to pleasure boating; the Company’s belief that the recreational boating industry promotional program will benefit the industry and Marine Products; the Company’s belief that the Chaparral H2O model will appeal to consumers who are seeking a quality product at a lower price point than some of the Company’s larger models; the Company’s belief that the new Chaparral model will allow the Company to achieve a number of its objectives related to manufacturing efficiencies, dealer requests and retail market share; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2011; the Company’s expectation about contributions to its pension plan in 2011; the Company’s belief that the prices of many commodities used as raw materials for its manufacturing processes will continue to cause the Company to incur higher material costs in the near term; the Company’s  belief that it will not be able to institute sufficient price increases to compensate for these increased material costs; the Company’s belief that it is likely that these increased prices will negatively impact the Company’s operating results; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2010.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2011, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of September 30, 2011, the Company’s investment portfolio, totaling approximately $55.5 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2010, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2010 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

3.1(b)
Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed Juner 9, 2005).

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

MARINE PRODUCTS CORPORATION
/s/ Richard A. Hubbell
Date: November 3, 2011	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 3, 2011	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)