Form 10-K
period 2011-12-31
MARINE PRODUCTS CORP
filed 2012-02-29
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2011, the last business day of the registrant’s most recent second fiscal quarter, was $66,011,163 based on the closing price on the New York Stock Exchange on June 30, 2011 of $6.72 per share.

Marine Products Corporation had 37,832,665 shares of common stock outstanding as of February 17, 2012.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

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

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements include, without limitation, statements regarding our belief that the Wide TechTM bow design may be incorporated on other Chaparral boat models in subsequent model years; our belief that our dealer inventory and current production levels are conservative as we participate in the 2012 winter boat show season; our belief that our smaller models will increase unit sales in a segment in which we have an opportunity to increase market share; our hope to capture additional market share as purchasers of these entry-level models purchase larger Chaparral or Robalo models in the future; our belief that these entry-level Chaparral and Robalo models will maintain our profitability because of higher production volumes which increase manufacturing efficiencies; our intention to continue seeking the most advantageous purchasing arrangements from our suppliers; our ability to execute our marketing strategy to increase market share by expanding our presence by building dedicated sales, marketing and distribution systems; our intention to continue to strengthen our dealer network and build brand loyalty with dealers and customers; our ability to locate and complete strategic acquisitions that will complement our existing product lines, expand our geographic presence and strengthen our capabilities; our belief that our corporate infrastructure and marketing and sales capabilities, in addition to our cost structure and nationwide presence, enable us to compete effectively; our belief that we do not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety regulations; our belief that the increase in prices of certain commodities is likely to lead to higher costs in 2012 and that we may not be able to increase prices to compensate for increased costs and that the Company may not be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for these increased costs; our belief that it is likely that these increased commodity prices will negatively impact our operating results in 2012 compared to 2011; our belief that our product liability insurance will be adequate; our belief that we have not suffered an increased risk of default among our municipal securities investments; our intention to pursue acquisitions and form strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our customer base and obtain other competitive advantages; our belief that the ultimate outcome of litigation arising in the ordinary course of business will not have a material adverse effect on our liquidity, financial condition or results of operations; our ability to execute stated business and financial strategies in the future to better manage our Company; our belief that net sales will increase moderately in 2012 compared to 2011 and that our operating results will improve; our belief that indications are that retail demand in recreational boating has stabilized and may be increasing; our belief that our operating results should moderately improve due to higher volumes and an improved gross margin from improved product efficiencies and cost absorption; our belief that retail sales will increase in 2012 and that such increase will be modest due to slowly improving consumer confidence; our belief that advertising and consumer targeting efforts will benefit the industry and Marine Products; our anticipation that the Company will continue to be challenged by the effect of an uncertain level of consumer demand; our belief that emphasizing entry-level models in our Chaparral and Robalo product lines will appeal to  value-conscious boaters who want to buy a new boat, as well as first-time boat buyers who are interested in a smaller investment in boat ownership; our belief that these new products will increase our net sales and enhance our profitability by improving our cost absorption; our belief that these models will increase our sales in market segments in which we would like to increase our market share, and that these models will encourage consumers of these products to purchase larger, more expensive boats from us in the future; our belief that we do not expect to report any gains similar to those reported as Other Income during 2011 in 2012; expectations about the amount of contributions to our defined benefit plan and capital expenditures during 2012 and the purpose of those capital expenditures; the adequacy of the Company’s capital resources; the amount and timing of future contractual obligations; judgments about the Company’s critical accounting policies; and the effect of various recent accounting pronouncements on the Company, its operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Marine Products Corporation to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. These risks involve the outcome of current and future litigation, the impact of interest rates, economic conditions, fuel costs and weather on our business, our dependence on a network of independent boat dealers, the possibility of defaults by our dealers in their obligations to third-party dealer floor plan lenders, and our reliance on third-party suppliers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 12 for a discussion of factors that may cause actual results to differ from our projections.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, sport yacht and sport fishing markets. The Company sells its products to a network of 131 domestic and 57 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive and inboard-powered pleasure boats including H2O Sport and Fish & Ski boats, SSi and SSX Sportboats, Sunesta Sportdecks and Xtreme Tow boats, Signature Cruisers, Premiere Sport Yachts and Robalo outboard sport fishing boats. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2011] indicate that Chaparral is the fourth largest manufacturer of sterndrive boats in lengths from 18 to 35 feet in the United States.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With almost 46 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.

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

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral – H2O Sport Series	4	18′-19′	$22,000 - $37,000
New for the 2012 model year. Fiberglass multipurpose runabouts. Sport and Ski & Fish series offers an affordable, entry-level product with a national fixed retail price including a standard engine and single axle trailer. Marketed to both experienced and value-conscious buyers.

Chaparral - SSi Wide Tech™	6	20′-25′	$36,000 - $89,000
Fiberglass closed deck runabouts. Encompasses affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups. Wide TechTM is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout, the style of a sportboat and the roominess of a cruiser.

Chaparral - SSX Sportdeck	4	26′-32′	$81,000 - $312,000	Fiberglass bowrider crossover sportboats that combine the ride of a sportboat and the usefulness of a deckboat. Marketed as high value runabouts for family groups.

Chaparral – Sunesta and Xtreme Tow Boat	8	20′-28′	$60,000 - $154,000
Fiberglass pleasure boats with a high-performance hull design and updated styling. Xtreme, with Wide Tech™ innovation, is marketed as a high-performance wakeboard/ski boat with technical features and styling that appeal to wakeboard and ski enthusiasts.

Chaparral - Signature Cruiser	6	27′-37′	$95,000 - $444,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Chaparral - Premiere Sport Yacht	1	42′	$700,000 - $896,000	High value, fiberglass sport yacht with a Wide TechTM bow design marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo - Sport Fishing Boat	12	18′-30′	$26,000 - $277,000
Sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen. For the 2012 model year, two new models are marketed to first-time and value-conscious buyers with a national fixed retail price and standard features.

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

For our Chaparral Premiere model, Marine Products provides a transferable structural hull and deck warranty against defects in material and workmanship for the original and one subsequent owner.  A one-year limited warranty is available on most other components to the original owner and one subsequent owner along with warranties on some additional items ranging from one to five years.

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

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel, copper and resins made from hydrocarbon feedstocks. In response to global economic uncertainties, the prices of these commodities have fluctuated significantly over the past several years.  During 2011, these prices stabilized at relatively high levels. See “Inflation” below.

Sales and Distribution

Domestic sales are made through approximately 84 Chaparral dealers, 12 Robalo dealers and 35 dealers that sell both brands located in markets throughout the United States. Marine Products also has 57 international dealers.  During 2011 the financial strength of our dealer network improved due to lower field inventories and improved availability of floorplan financing. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ seven independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounted for more than 10 percent of net sales during 2011 or 2010; however, due to significantly lower sales in 2009, one dealer accounted for approximately 13 percent of net sales in 2009.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its international sales or risk related to foreign currency fluctuation.  The volume of sales to international dealers declined in 2011 compared to 2010 due to the persistent economic crisis primarily in Europe.  International sales are also affected by the value of the U.S. dollar relative to other currencies. International net sales as a percentage of total net sales were 21.4 percent in 2011, 30.5 percent in 2010, and 29.4 percent in 2009.

Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. The Company attempts to ensure that its dealers do not accept an excessive amount of inventory by monitoring their inventory levels. During 2009, the Company produced and sold its products to dealers at a much lower level than the level of retail sales in order to facilitate a reduction in field inventory. Knowledge of inventory levels at the individual dealers facilitates production scheduling with shorter lead times in order to maintain flexibility in the event that adjustments need to be made to dealer shipments. In the past, Marine Products has been able to resell any boat for which an order has been cancelled.

Approximately half of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or pay cash. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within 5 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits set by the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.5 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $9.8 million as of December 31, 2011.  In the event that a dealer defaults under a credit line, the qualified lender may then invoke the manufacturers’ repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2012 model year (which commenced July 1, 2011), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through May 1, 2012. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and their particular lender.

During 2009 Marine Products assisted our dealers in reducing their inventories using incentive programs to supplement the programs described above.  These efforts to liquidate inventory were successful, and in 2010 and 2011, we recorded retail incentive costs that were consistent with historical levels.  We believe that our dealers’ inventories are appropriate relative to the current level of customer demand at this time and contain a high level of current model year units.

The sales order backlog as of December 31, 2011 was approximately 900 boats with estimated net sales of approximately $34.9 million. This represents an approximate 14 week backlog based on recent production levels. As of December 31, 2010, the sales order backlog was approximately 490 boats with estimated net sales of $19.5 million, representing an approximate 12 week backlog.  The Company will continue to monitor the number of boats in dealer inventory and is prepared to adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

Marine Products has been a leading innovator in the recreational boating industry. One of the Company’s most innovative designs is the full-length “Extended V-Plane” running surface on its Chaparral boat models. Typically, sterndrive boats have a several foot gap on the bottom rear of the hull where the engine enters the water. With the Extended V-Plane, the running surface extends the full length to the rear of the boat. The benefit of this innovation is more deck space, better planning performance and a more comfortable ride. Although the basic hull designs are similar, the Company has historically introduced a variety of new models each year and periodically replaces, updates or discontinues existing models.

Another hull design is the Hydro LiftTM used on the Robalo boat models. This variable dead rise hull design provides a smooth ride in rough conditions. It increases the maximum speed obtainable by a given engine horsepower and weight of the boat. Robalo’s current models utilize the Hydro LiftTM design and we plan to continue to provide this design on Robalo models.

A bow design known as the Wide TechTM was first used on the Chaparral Sunesta Wide TechTM and Xtreme models for the 2008 model year, and for the 2011 model year was being used on Chaparral’s Premiere Sport Yacht, SSi Wide TechTM Sport Boats, Sunesta Sportdecks, Xtreme Tow Boats and two Signature Cruisers. The Wide TechTM bow design allows the models to have the Extended V-Plane hull, with the features and benefits that this hull design offers. In addition, the Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, it allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. This bow design may be incorporated on other Chaparral boat models in subsequent model years.

In support of its new product development efforts, Marine Products incurred research and development costs of $789 thousand in 2011, $489 thousand in 2010, and $712 thousand in 2009.

Industry Overview

The recreational marine market in the United States is a mature market, with 2010 (latest data available to us) retail expenditures of approximately $30 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ limited free time with all other leisure activities. Non-active boat owners cite the lack of leisure time and increased operational costs as the primary reasons for not using their boats.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 75 million adults in the United States participated in recreational boating in 2010, an increase of 15 percent compared to the prior year. There are currently approximately 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.). Marine Products competes in the sterndrive and inboard boating category with its seven lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats. More than 90 percent of the Company’s unit sales are sterndrive boats.

Industry sales of new sterndrive boats in the United States during 2011 totaling 14,412 (source: Info-Link Technologies, Inc.) accounted for approximately 32 percent of the total new fiberglass powerboats sold that were between 18 and 35 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $700 million, or an average retail price per boat of approximately $49,000. Management believes that the five largest states for boat sales at the present time are Florida, Texas, New York, North Carolina and Louisiana.  Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 18 to 35 feet, the primary market segment in which Marine Products competes, represented $1.8 billion in retail sales during 2011. The table below reflects the estimated sales within this segment by category for 2011 and 2010, ranked by 2011 retail sales (source: Info-Link Technologies, Inc.):

	2011		2010
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	14,412	$0.7	15,880	$0.7
Outboard Boats	23,125	0.7	23,393	0.8
Inboard Boats	5,180	0.3	5,388	0.3
Jet Boats	2,588	0.1	2,645	0.1
TOTAL	45,305	$1.8	47,306	$1.9

Chaparral’s products are categorized as sterndrive and inboard boats and Robalo’s products are categorized as outboard boats.  As shown in the table above, the sterndrive boat segment experienced the largest percentage decline in unit sales between 2010 and 2011.

The recreational boat manufacturing market remains highly fragmented with the exception of Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes approximately 70 sterndrive manufacturers and over 200 outboard boat manufacturers, largely small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2011 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a market share of approximately 54 percent, an increase of two percent compared to the same time last year.  Chaparral’s market share in units during the period was 8.3 percent, which represents an increase of approximately one percent compared to the 12 months ended December 31, 2010.  The Company believes that Chaparral’s market share increased during this period because of a weakened competitive position among smaller manufacturers who do not have the financial strength to support their dealers and retail customers with new products and financial and marketing assistance.  During 2011, Chaparral’s market share increased more among larger boats rather than smaller boats.

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

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of sterndrive boats declined at a compounded annual rate of approximately 25 percent between 2008 and 2011. During this period, Marine Products experienced a compounded annual decline rate of approximately 16 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines.  During 2011 the Company’s strategy has been to support our dealers need to maintain a higher level of inventories than in previous years, given relatively stable retail demand and an improved dealer financing environment.  At the end of 2011, the Company’s dealer inventories were approximately six percent higher than they were at the end of 2010; however, unit order backlog was significantly higher than it was at the end of 2010.  Therefore, Marine Products believes that its dealer inventory and current production levels are conservative as we begin the 2012 winter boat show season.  Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 5.9 percent in fiscal 1996 to 8.3 percent during the nine months ended September 30, 2011 (the most recent information provided to us by Statistical Surveys, Inc.).  Our market share increased across the breadth of our model sizes during 2011, although market share increased at a higher rate among our larger boat models.  We believe that this relatively higher increase in market share in our larger boat models has been due to our success in manufacturing several models with updated styling and features which appealed to consumers.

During 2011 Marine Products developed several new Chaparral and Robalo models for the 2012 model year which address the market for entry-level, value-priced boats.  These models, the Chaparral H2O Sport and Fish & Ski Boats and the Robalo R180 and R200, are affordable models with a small number of standard features.  These models also carry nationally advertised fixed pricing and include a trailer.  Marine Products developed these models in order to increase unit sales in a segment in which the Company has an opportunity to increase market share.  Furthermore, we hope to capture additional market share as purchasers of these entry-level models purchase larger Chaparral or Robalo models in the future.  We also believe that these entry-level Chaparral and Robalo models will maintain our profitability because of higher production volumes, which increase manufacturing efficiencies.  Also, we can purchase standardized components at volume purchase discounts, thus decreasing direct materials costs.

These new models fit Marine Products’ overall operating strategy, which emphasizes innovative designs and manufacturing processes, and the production of a high quality product, while also seeking to lower manufacturing costs through increased efficiencies in our facilities.  In the current environment, this strategy also includes the production of lower-priced, entry level models which appeal to a value-conscious consumer who wants an updated, high quality product.  In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third-party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 13 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to gain improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 188 dealers located throughout the United States and several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network.   Following the financial crisis of 2008 we implemented a marketing program for potential new dealers which emphasizes our financial strength and product quality as an alternative to many other manufacturing organizations which are less financially stable.  As a result of this program, we believe that we gained a number of new, strong dealers who approached us because the manufacturer of products they carried became insolvent or ceased production. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales in 2011. According to Statistical Surveys, Inc., the companies set forth below represent approximately 78 percent of all United States retail sterndrive boat registrations with hull lengths of 18 to 35 feet for the nine months ended September 30, 2011.

1.	Sea Ray *
2.	Bayliner *
3.	Tahoe
4.	Chaparral
5.	Cobalt
6.	Glastron
7.	Stingray
8.	Crownline
9.	Regal
10.	Four Winns

The outboard engine powered market has a large breadth and depth, accounting for approximately 51 percent of traditional powerboat unit sales during 2011.  Robalo’s share of the outboard sport fishing boat market during the nine months ended September 30, 2011 was approximately two percent. Primary competitors for Robalo during 2011 included Sea Hunt, Grady-White, Sea Fox, Boston Whaler*, Hydro Sports, Everglades and Parker.

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

Recreational powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. All boats sold by Marine Products meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Marine Products has instituted recalls for defective component parts produced by other manufacturers. None of the recalls has had a material adverse effect on Marine Products.

During 2009 the EPA adopted regulations stipulating that many marine propulsion engines manufactured for the 2010 model year and later meet an air emission standard that requires fitting a catalytic converter to the engine. These regulations also require, among other things, that the engine manufacturer provide a warranty that the engine meets EPA emission standards. The majority of the engines used in Marine Products’ Chaparral product line and all of the engines used in the Company’s Robalo product line are subject to these regulations. These regulations are similar to regulations adopted by the California Air Resources Board in 2007, but apply to all U.S. states and territories. This regulation will increase the cost to manufacture the majority of the Company’s boat products. The additional cost of complying with these EPA regulations may reduce Marine Products’ profitability, because the Company may have to absorb the increased cost. It may also reduce Marine Products’ net sales, because the increased cost of owning a boat may force consumers to buy a smaller or less expensive boat or forego a boat purchase, and because increased product cost will reduce the amount of inventory that Marine Products’ dealers can carry, thus reducing retail consumers’ choices.

Employees

As of December 31, 2011, Marine Products had approximately 450 employees (an increase from approximately 360 at December 31, 2010), of whom six were management, 35 were administrative and seven were sales.  Although the number of employees has increased in 2011 compared to 2010 in order to increase production levels, the Company continues to maintain a significantly smaller work force during 2011 and throughout 2012 compared to years prior to 2009 in an effort to align costs with sales and consumer demand for our products.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2011, there were 24 Chaparral hull designs and two Robalo hull designs registered under the Vessel Hull Design Protection Act.

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

Inflation

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been extremely volatile since the third and fourth quarters of 2008.   The prices of these commodities fell dramatically due to the global recession and financial crisis in late 2008.  During 2011, the market prices of commodities such as copper had reached historically high levels, and the price of oil increased throughout the year.  These increased commodity prices are likely to result in higher materials costs in 2012.  We cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs, or that the Company will be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for these increased materials costs.  It is likely that these persistently high commodity prices will negatively impact the Company’s operating results in 2012 compared to 2011.

New boat buyers typically finance their purchases.  Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Should higher inflation and increased interest rates occur, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance their boat purchases.

Availability of Filings

Marine Products makes available free of charge on its website, www.marineproductscorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Economic Conditions, Availability of Credit and Consumer Confidence Levels Affect Marine Products’ Sales Because Marine Products’ Products are Purchased with Discretionary Income

During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political or economic uncertainty, Marine Products will be negatively affected to the extent consumers forego or delay large discretionary purchases pending the resolution of those uncertainties. The 2008 financial crisis and lingering recession may have long-term effects on consumer behavior with regard to pleasure boating as well. Financial market volatility may force consumers to delay retirement, or to choose more modest lifestyles when they do retire. In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller or less expensive boats. Tight lending and credit standards, which until recently have been in use by lenders in the United States, can make loans for boats harder to secure, and such loans may carry unfavorable terms, which may force consumers to forego boat purchases. These factors have also resulted in the past, and may continue to result in the future, in a reduction in the quality and number of dealers upon which Marine Products relies to sell its products.

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. The credit crisis and financial market volatility that occurred in late 2008 and extended into 2009 caused disruptions among dealer floor plan lenders and increased retail incentive costs to Marine Products. While dealer floor plan credit is currently available for many of our dealers during the 2012 model year, it is more costly than in prior years. This factor has increased the cost of financing for our dealers, thus reducing the amount of inventory they can carry. This factor negatively impacts Marine Products’ sales and profitability.

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

Marine Products’ Dependence on its Network of Independent Boat Dealers may Affect its Operating Results and Sales

Virtually all of Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. The Company faces intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales. A deterioration in the number of Marine Products’ network of independent boat dealers which occurred during the recent challenging selling environment, has had and could continue to have a material adverse effect on its boat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its business plans.

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

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future

In 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales had on the Company’s operating results and cash flows. As a result, the Company experienced lower rates of absorption of its fixed costs.  The Company’s sales improved in 2010 and 2011, thus increasing the rate of absorption of its fixed costs and improving operating and net income.  Although the Company’s unit sales have significantly improved, Marine Products still operates at levels which are significantly lower than its potential capacity.  These lower operating levels may continue to have an adverse affect in 2012 and in future periods beyond 2012.  In addition, the Company’s ability to reduce its fixed costs in the future to respond to potential future reduced net sales is limited.

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

The U.S. Environmental Protection Agency (EPA) adopted regulations affecting many marine propulsion engines manufactured for the 2010 model year and later. This regulation has increased the cost of boats subject to the regulation, which may either reduce the Company’s profitability or reduce sales.

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

The Market Prices of Marine Products’ Marketable Securities may Become Volatile due to the Downgrading of Insurance Companies Which Insure Some of These Marketable Securities as well as the Overall Financial Difficulties of Some of the Issuers of These Marketable Securities

Marine Products maintains a diversified portfolio of short-duration, investment-grade municipal debt securities managed by a large, well-capitalized financial institution. Approximately 20 percent of this portfolio is insured by three large insurance companies. Due to the problems confronting the financial system over the past few years, these insurance companies have become much less active in issuing credit insurance for municipal debt securities, either because they have exited the business or merged with other insurance companies. Our investment manager selects securities based on underlying credit quality rather than relying on credit insurance, and our securities are short in duration, so we do not believe that this disruption among insurers of municipal securities increases the risk of default among these securities.  In addition, many municipal governments are currently struggling with lower tax revenues and budgets.  While our investment manager does not believe that there is significant risk of default of any securities within our portfolio of marketable securities, these two factors may increase the volatility of the market prices of these marketable securities.  The market prices of these securities may continue to be volatile during periods of uncertainty in the bond insurance industry and difficult economic conditions among municipalities.

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

Chaparral owns and maintains approximately 1,012,000 square feet of space utilized for manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. In addition, the Company leases 83,000 square feet of manufacturing space at the Robalo facility in Valdosta, Georgia, under a long-term arrangement expiring in 2014. During 2008, the Robalo facility was temporarily idled and production of these boats was moved to the Nashville facility. There are no plans or current intentions to dispose of the facilities in Valdosta, Georgia. The Company also leases 111,000 square feet of warehouse space in Nashville, Georgia under a long-term arrangement expiring in 2018. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 712,000, research and development — 68,500, warehousing — 294,500, office and other — 131,400.

Item 3. Legal Proceedings

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	80	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	67	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	69	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	75	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	51	2/28/01
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 17, 2012, there were 37,832,665 shares of common stock outstanding.

At the close of business on February 17, 2012, there were approximately 2,005 beneficial holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2011 and 2010 were as follows:

	2011			2010

Quarter	High	Low	Dividends	High	Low	Dividends
First	$7.95	$6.41	$0.00	$7.95	$4.57	$0.00
Second	8.04	5.11	0.00	8.28	5.66	0.00
Third	6.82	3.42	0.00	6.85	5.02	0.00
Fourth	6.09	3.22	0.00	7.39	5.81	0.00

On January 24, 2012, the Board of Directors voted to reinstate a quarterly cash dividend of $0.02 per share to common stockholders.

Issuer Purchases of Equity Securities

In accordance with actions by the Company’s Board of Directors, an aggregate of 8,250,000 shares have been authorized for repurchase in connection with a stock buy back program announced in 2001, and subsequent increases to this program announced in 2005 and 2008. These programs do not have predetermined expiration dates. There were no shares repurchased during 2011. As of December 31, 2011, a total of 3,324,843 shares remain available for repurchase under these programs.

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

The Russell 2000 is used because the Company became a component of the Russell 2000 in 2004, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2011 the components of the Russell 2000 had an average market capitalization of $1.3 billion.

The graph below assumes the value of $100.00 invested on December 31, 2006.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$106,437	$101,011	$39,439	$175,622	$244,273
Cost of goods sold	86,931	83,298	45,996	143,677	191,810
Gross profit (loss)	19,506	17,713	(6,557)	31,945	52,463
Selling, general and administrative expenses	14,130	13,993	12,606	23,146	30,228
Operating income (loss)	5,376	3,720	(19,163)	8,799	22,235
Interest income	997	1,172	1,663	2,420	2,590
Other income (1)	2,025	-	-	-	-
Income (loss) before income taxes	8,398	4,892	(17,500)	11,219	24,825
Income tax provision (benefit)	1,667	1,039	(6,807)	3,633	8,402
Net income (loss)	$6,731	$3,853	$(10,693)	$7,586	$16,423
Earnings (loss) per share:
Basic	$0.19	$0.11	$(0.30)	$0.21	$0.44
Diluted	$0.18	$0.11	$(0.30)	$0.21	$0.43
Dividends paid per share	$0.00	$0.00	$0.01	$0.26	$0.24
Other Financial and Operating Data:
Gross profit (loss) margin percent	18.3%	17.5%	(16.6)%	18.2%	21.5%
Operating margin percent	5.1%	3.7%	(48.6)%	5.0%	9.1%
Net cash provided by (used for) operating activities	$3,296	$10,879	$(9,036)	$14,045	$16,431
Net cash (used for) provided by investing activities	(11,559)	(3,718)	7,416	(2,255)	(41,391)
Net cash used for financing activities	(316)	(199)	(429)	(10,401)	(26,263)
Capital expenditures	$357	$191	$85	$329	$1,263
Employees at end of year	450	358	307	441	1,073
Factory and administrative space at end of year (square ft.)	1,205	1,205	1,205	1,205	1,205
Balance Sheet Data at end of year:
Cash and cash equivalents	$956	$9,535	$2,573	$4,622	$3,233
Marketable securities — current	12,402	12,826	23,328	8,799	8,870
Marketable securities — non-current	41,699	30,007	16,117	37,953	36,087
Inventories	24,907	21,882	19,487	22,453	33,159
Working capital	32,301	37,773	46,065	32,992	36,113
Property, plant and equipment, net	11,884	12,416	13,310	14,579	15,944
Total assets	110,837	102,809	98,249	110,293	118,726
Total stockholders’ equity	$93,418	$86,305	$81,512	$90,789	$93,757

(1)	Other income for 2011 is comprised of a tax-free gain from an employee benefit plan financing arrangement.

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

●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a downturn in sales of our products,
●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,
●	Focusing on the competitive nature of the boating business and designing our products and strategies in order to grow and maintain profitable market share,
●	Monitoring the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories,
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

During 2011, industry retail sales declined slightly, continuing a trend that began in the fourth quarter of 2005.  Retail sales have continued to decline due to the financial crisis which began in late 2008 and the resulting recession, decline in residential real estate values, and the associated decline in consumer confidence.  In spite of consistently declining industry sales during the past six years, our sales increased significantly in 2010 due to our dealers’ desire to restock their inventory with current-year models as well as their ability to purchase inventory due to the availability of financing from third-party floor plan lenders.  During 2011, our production and sales to dealers were comparable to retail sales by dealers, although dealer demand increased significantly towards the end of the retail selling season, as fuel prices moderated and consumer confidence improved.  As a result, we generated slightly higher net sales, as well as gross and operating profit in 2011 compared to 2010.  At the end of 2011, our dealer inventories were slightly higher than at the end of 2010, but order backlog improved significantly, due to stronger sales at the end of the retail selling season and the level dealer orders placed during this time for several of our new 2012 models.  Management will continue to monitor retail demand, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products.

We monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2011 (latest data available to us), Chaparral’s market share in the 18 to 35 foot sterndrive category was 8.3 percent, an increase from our market share in the same category for the twelve months ended December 31, 2010 of 7.3 percent.  Our market share increased across a broad size range, but was higher among the larger boats in our market.  We believe that our market share increase is the result of several larger models which have updated styling and features, and appeal to consumers who can afford more expensive boats.  We also note that market share declined among manufacturers who have undergone bankruptcy reorganization or other financial difficulty, in particular among manufacturers of smaller boats. We will continue to monitor our market share and believe it to be important, but we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

Management believes that net sales will increase moderately in 2012 compared to 2011 and that our operating results will improve. This belief is based on indications that retail demand in recreational boating has stabilized and may be increasing, the fact that our dealer inventories are at more normalized historical levels, and that our order backlog has increased significantly.  Indications from winter boat shows are that attendance and sales are consistently higher than in 2011. Our operating results should improve due to higher volumes of boat sales and an improved gross margin from improved production efficiencies and cost absorption.

Although we believe that retail sales will increase in 2012, we believe that the increase will be modest due to slowly improving consumer confidence, continued high unemployment, and continued depressed real estate values. We believe that these factors dampen consumers’ enthusiasm for the purchase of large discretionary goods such as pleasure boats.  In addition, fuel prices have increased during the first quarter of 2012, and consumer credit remains tight.  Over the long term, the financial crisis and the prolonged low returns on equity and fixed income investments may have long-term effects on consumer behavior with regard to pleasure boating.  These conditions may force consumers to save more for retirement or delay retirement, both of which decrease the funds and time available for recreational boating.  In such a case, consumers who may be interested in boating as a recreational activity may purchase boats later in their lives, or may purchase smaller, less expensive boats. Over the past several years, Marine Products as well as other manufacturers have improved their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry began a promotional program a number of years ago which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, are participating in this program. Management believes that these efforts will benefit the industry and Marine Products. As in past years, Marine Products enhanced the design of a number of boats for the 2012 model year which began around the beginning of July 2011. For the 2012 model year, Marine Products is emphasizing entry-level models in its Chaparral and Robalo product lines, which we believe will appeal to value-conscious boaters who want to buy a new boat, as well as first-time boat buyers who are interested in a smaller investment in boat ownership.  We believe that these new products will increase our net sales and enhance our profitability by increasing our cost absorption because of production efficiencies.  We also believe that these models will increase our sales in market segments in which we would like to increase our market share, and will encourage consumers of these products to purchase larger, more expensive boats from us in the future.

Our financial results in 2012 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials and key components. We anticipate that the Company will continue to be challenged by the effect of an uncertain level of consumer demand during the winter boat show and 2012 retail selling season.

Results of Operations

	Years ended December 31,
($’s in thousands)	2011	2010	2009
Total number of boats sold to dealers	2,100	2,145	963
Average gross selling price per boat	$48.4	$44.7	$47.1
Net sales	$106,437	$101,011	$39,439
Percentage of gross profit (loss) margin to net sales	18.3%	17.5%	(16.6)%
Percentage of selling, general and administrative expense to net sales	13.3%	13.9%	32.0%
Operating income (loss)	$5,376	$3,720	$(19,163)
Warranty expense	$1,032	$2,033	$2,001

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

Net Sales. Marine Products’ net sales increased by $5.4 million or 5.4 percent in 2011 compared to 2010. The increase was primarily due to a 8.3 percent increase in the average gross selling price per boat, partially offset by a 2.1 percent decrease in the number of boats sold.  Average gross selling price per boat increased compared to the prior year, with the exception of Robalo, due to higher unit sales of several of the larger boats within the SSi and SSX Sportboats model lineup offset slightly by the sales of our new lower priced Chaparral H2O.  Unit sales among all models, except Robalo and H2O, decreased slightly compared to the prior year.

Cost of Goods Sold. Cost of goods sold increased 4.4 percent in 2011 compared to 2010, less than the increase in net sales. As a percentage of net sales, cost of goods sold decreased in 2011 compared to 2010, primarily due to lower retail incentive costs as a percentage of net sales and cost efficiencies resulting from higher production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.0 percent in 2011 compared to 2010 primarily as a result of costs, including sales commissions and incentive compensation, that vary with the level of Company sales and profitability. Warranty expense was 1.0 percent of net sales in 2011 compared to 2.0 percent of net sales in 2010. This decrease was due primarily to an adjustment of warranties issued in prior years due to positive trends including a decline in the number of warranty claims during 2011 compared to 2010. Warranty claims declined because of less boat usage and lower field inventories.

Interest Income. Interest income was $1.0 million in 2011 compared to $1.2 million in 2010. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations.  The decrease in interest income is primarily due to lower market returns on the Company’s debt investments compared to the prior year.

Other Income.  Other income was $2.0 million in 2011 compared to $0 in 2010.  The $2.0 million recorded in the fourth quarter of 2011 represents a tax-free gain from an employee benefit plan financing arrangement.  We do not expect to report any similar gains during 2012.

Income Tax Provision. The income tax provision was $1.7 million in 2011 compared to $1.0 million in 2010. The effective tax rate in 2011 was 19.8 percent compared to 21.2 percent in 2010. The change in the effective rate was due primarily to the relationship of our annual pretax income to permanent differences between book and taxable income including tax-exempt interest earned on municipal debt securities, coupled with the impact of discrete tax adjustments, including state NOLs expected to be used in the future.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $1.0 million at December 31, 2011, $9.5 million at December 31, 2010 and $2.6 million at December 31, 2009. In addition, the aggregate of short-term and long-term marketable securities was $54.1 million at December 31, 2011, $42.8 million at December 31, 2010 and $39.4 million at December 31, 2009.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2011	2010	2009
Net cash provided by (used for) operating activities	$3,296	$10,879	$(9,036)
Net cash (used for) provided by investing activities	(11,559)	(3,718)	7,416
Net cash used for financing activities	(316)	(199)	(429)

2011

Cash provided by (used for) operating activities decreased by $7.6 million in 2011 compared to 2010. This decrease is primarily the result of an income tax refund of $6.2 million received in 2010 (relating to 2009 losses) offset slightly by an increase in earnings in 2011, excluding the gain on benefit plan financing arrangement, compared to 2010.

Cash used for investing activities increased approximately $7.8 million in 2011 compared to 2010 due to increased purchases of marketable securities in 2011 as a result of improved cash flows from operations.

Cash used for financing activities increased only $0.1 million in 2011 compared to 2010.

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

Cash Requirements

Management expects that capital expenditures during 2012 will be approximately $0.4 million for minor enhancements to certain manufacturing plants.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). During the second quarter of 2011, the Company made a contribution of $0.1 million to this plan in order to achieve the Company’s funding objective. We expect that additional contributions to the Retirement Income Plan of approximately $0.1 million will be required in 2012.

On January 24, 2012, the Board of Directors voted to reinstate the quarterly cash dividend of $0.02 per share to common stockholders.

The Company has agreements with two employees, which provide for a monthly payment to the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. As of December 31, 2011, the Company has purchased a total of 4,925,157 shares in the open market under this program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during 2011.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $0.8 million during 2011.  There were no repurchases of dealer inventory during 2010.  At December 31, 2011 and 2010, there were no amounts payable to lenders related to repurchased inventory or repurchased boats remaining in inventory. If additional dealers experience financial difficulty as a result of the current market conditions, the Company may incur additional repurchase obligations under current programs or programs initiated in the future. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2011:

	Payments due by period
Contractual Obligations (in 000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	352,378	—	—	352,378	—
Operating leases (1)	1,006,607	161,748	284,659	282,000	278,200
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$1,358,985	$161,748	$284,659	$634,378	$278,200

(1)	Operating leases represent agreements for warehouse space and various office equipment.
(2)
As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.

(3)
The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in inventory. As of December 31, 2011, there are no payables outstanding to floor plan lenders.

Additionally, our liability for unrecognized tax benefits and related interest and penalties was $23,000 as of December 31, 2011. Management is unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. During 2011, the Company became obligated to repurchase inventory at a cost of approximately $0.8 million.  There were no repurchases of dealer inventory during 2010.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2011, the Company believes the fair value of its remaining guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.5 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $9.8 million as of December 31, 2011.  Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $639,000 in 2011, $689,000 in 2010, and $713,000 in 2009. The Company’s liability to RPC for these services as of December 31, 2011 and 2010 was approximately $3,000 in 2011 and $65,000 in 2010. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total incentives recorded in net sales as a percentage of gross sales were 12.5 percent in 2011, 12.0 percent in 2010, and 30.3 percent in 2009. A 0.25 percentage point change in incentives as a percentage of gross sales during 2011 would have increased or decreased net sales, gross margin and operating income by approximately $0.3 million.

Warranty costs -The Company records as part of selling, general and administrative expense an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.0 percent in 2011, 2.0 percent in 2010, and 5.1 percent in 2009. Warranty expense as a percentage of net sales decreased in 2011 compared to 2010 due primarily to favorable claims experience and the resulting change in management’s estimate of warranties issued in prior years.  A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2011 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.1 million.

Income taxes - The effective income tax rates were 19.8 percent in 2011, 21.2 percent in 2010, and 38.9 percent in 2009. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Impact of Recent Accounting Pronouncements

During the year ended December 31, 2011, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncement:

●
ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.  This can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted these provisions in the fourth quarter of 2011, for annual and interim goodwill impairment tests performed starting this year. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed below, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While the presentation requirements are being re-deliberated, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company plans to adopt these provisions in the first quarter of 2012 and is currently evaluating the impact of the adoption of these provisions on the presentation of its consolidated financial statements.

●
Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments to the Codification in this ASU are part of an ongoing effort to bring congruence between U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU require an entity to disclose information about derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy and can be presented as a single net amount in the statement of financial position.  The amendments in this ASU are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with the required disclosures being provided retrospectively for all comparative periods presented.  The Company is currently evaluating the impact of adoption of these provisions in the first quarter of 2013.

●
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

●
ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2011.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2011, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 29.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
February 29, 2012

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Marine Products Corporation

We have audited Marine Products Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 29, 2012

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 29, 2012

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)
December 31,	2011	2010
ASSETS
Cash and cash equivalents	$956	$9,535
Marketable securities	12,402	12,826
Accounts receivable, net	2,209	1,178
Inventories	24,907	21,882
Income taxes receivable	-	481
Deferred income taxes	1,021	920
Prepaid expenses and other current assets	1,460	1,451
Current assets	42,955	48,273
Property, plant and equipment, net	11,884	12,416
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	41,699	30,007
Deferred income taxes	3,337	3,243
Other assets	7,189	5,097
Total assets	$110,837	$102,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$2,992	$1,884
Accrued expenses and other liabilities	7,662	8,616
Current liabilities	10,654	10,500
Pension liabilities	6,315	5,581
Other long-term liabilities	450	423
Total liabilities	17,419	16,504
Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 37,375,469 shares in 2011, 37,075,096 shares in 2010	3,738	3,708
Capital in excess of par value	1,185	371
Retained earnings	89,953	83,222
Accumulated other comprehensive loss	(1,458)	(996)
Total stockholders’ equity	93,418	86,305
Total liabilities and stockholders’ equity	$110,837	$102,809

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
Years ended December 31,	2011	2010	2009
Net sales	$106,437	$101,011	$39,439
Cost of goods sold	86,931	83,298	45,996
Gross profit (loss)	19,506	17,713	(6,557)
Selling, general and administrative expenses	14,130	13,993	12,606
Operating income (loss)	5,376	3,720	(19,163)
Interest income	997	1,172	1,663
Other income	2,025	-	-
Income (loss) before income taxes	8,398	4,892	(17,500)
Income tax provision (benefit)	1,667	1,039	(6,807)
Net income (loss)	$6,731	$3,853	$(10,693)
EARNINGS (LOSS) PER SHARE
Basic	$0.19	$0.11	$(0.30)
Diluted	0.18	0.11	(0.30)
Dividends paid per share	$—	$—	$0.01

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
						Accumulated Other Comprehensive Income (Loss)
		Common Stock
Three Years Ended December 31, 2011	Comprehensive Income (Loss)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings		Total
Balance, December 31, 2008		36,425	$3,643	$—	$88,535	$(1,389)	$90,789
Stock issued for stock incentive plans, net		616	61	226	1,217	—	1,504
Stock purchased and retired		(158)	(16)	(679)	—	—	(695)
Net loss	$(10,693)	—	—	—	(10,693)	—	(10,693)
Pension adjustment, net of taxes	408	—	—	—	—	408	408
Unrealized gain on securities, net of taxes and reclassification adjustments	115	—	—	—	—	115	115
Comprehensive loss	$(10,170)
Dividends declared		—	—	—	(369)	—	(369)
Excess tax benefits for share-based payments		—	—	453	—	—	453
Balance, December 31, 2009		36,883	3,688	—	78,690	(866)	81,512
Stock issued for stock incentive plans, net		235	24	611	679	—	1,314
Stock purchased and retired		(43)	(4)	(240)	—	—	(244)
Net income	$3,853	—	—	—	3,853	—	3,853
Pension adjustment, net of taxes	(14)	—	—	—	—	(14)	(14)
Unrealized loss on securities, net of taxes and reclassification adjustments	(116)	—	—	—	—	(116)	(116)
Comprehensive income	$3,723

Balance, December 31, 2010		37,075	3,708	371	83,222	(996)	86,305
Stock issued for stock incentive plans, net		378	38	1,302	—	—	1,340
Stock purchased and retired		(78)	(8)	(565)	—	—	(573)
Net income	$6,731	—	—	—	6,731	—	6,731
Pension adjustment, net of taxes	(504)	—	—	—	—	(504)	(504)
Unrealized gain on securities, net of taxes and reclassification adjustments	42	—	—	—	—	42	42
Comprehensive income	$6,269
Excess tax benefits for share-based payments		—	—	77	—	—	77
Balance, December 31, 2011		37,375	$3,738	$1,185	$89,953	$(1,458)	$93,418

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$6,731	$3,853	$(10,693)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation expense	889	1,081	1,354
Gain on sale of equipment and property	—	(37)	(15)
Gain on benefit plan financing arrangement	(2,025)	—	—
Stock-based compensation expense	1,296	1,542	1,645
Excess tax benefits for share-based payments	(77)	—	(453)
Deferred income tax benefit	(76)	(132)	(854)
(Increase) decrease in assets:
Accounts receivable	(1,031)	87	4,310
Inventories	(3,025)	(2,395)	2,966
Prepaid expenses and other current assets	(10)	1,332	(1,102)
Income taxes receivable	558	5,823	(3,325)
Other non-current assets	(67)	(20)	(733)
Increase (decrease) in liabilities:
Accounts payable	1,108	(88)	535
Income taxes payable	327	68	—
Other accrued expenses	(1,281)	(163)	(3,570)
Other long-term liabilities	(21)	(72)	899
Net cash provided by (used for) operating activities	3,296	10,879	(9,036)
INVESTING ACTIVITIES
Capital expenditures	(357)	(191)	(85)
Proceeds from sale of assets	—	41	15
Proceeds from benefit plan financing arrangement	3,671	—	—
Re-investment in benefit plan financing arrangement	(3,671)	—	—
Sales and maturities of marketable securities	24,904	25,579	22,344
Purchases of marketable securities	(36,106)	(29,147)	(14,858)
Net cash (used for) provided by investing activities	(11,559)	(3,718)	7,416
FINANCING ACTIVITIES
Payment of dividends	—	—	(369)
Cash paid for common stock purchased and retired	(447)	(244)	(537)
Excess tax benefits for share-based payments	77	—	453
Proceeds received upon exercise of stock options	54	45	24
Net cash used for financing activities	(316)	(199)	(429)
Net (decrease) increase in cash and cash equivalents	(8,579)	6,962	(2,049)
Cash and cash equivalents at beginning of year	9,535	2,573	4,622
Cash and cash equivalents at end of year	$956	$9,535	$2,573

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for more than 10 percent of net sales during 2011 or 2010; however, due to significantly lower sales in 2009, one dealer accounted for approximately 13 percent of net sales in 2009. Net sales from the Company’s international dealers were approximately $23,000,000 in 2011, $31,000,000 in 2010, and $12,000,000 in 2009.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2011, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value or retained earnings if capital in excess of par value is eliminated.

Dividend — There were no quarterly dividends paid in 2010 or 2011.  On January 24, 2012, the Board of Directors approved a quarterly dividend of $0.02 per common share to stockholders to be paid March 9, 2012 for stockholders of record at the close of business on February 10, 2012.

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
Years ended December 31, 2011, 2010 and 2009

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

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials.  As of December 31, 2011 and 2010, the Company had approximately $155,000 and $179,000 in prepaid expenses related to the unamortized product brochure costs.  Advertising expenses totaled approximately $1,353,000 in 2011, $1,030,000 in 2010 and $1,206,000 in 2009.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity.  Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.  Net realized gains on marketable securities totaled $64,000 in 2011, $28,000 in 2010, and $163,000 in 2009.  Of the total gains realized, reclassification from other comprehensive income totaled approximately $64,000 in 2011, $28,000 in 2010, and $163,000 in 2009.  Gross unrealized gains on marketable securities totaled $354,000 at December 31, 2011and $326,000 at December 31, 2010.  Gross unrealized losses on marketable securities totaled $29,000 at December 31, 2011 and $68,000 at December 31, 2010.  The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

December 31,	2011			2010
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$49,553	$49,832	$279	$37,649	$37,765	$116
Corporate Obligations	4,223	4,269	46	4,926	5,068	142
Total	$53,776	$54,101	$325	$42,575	$42,833	$258

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

Accounts Receivable — The majority of the Company’s accounts receivable are due from dealers located in markets throughout the Unites States. Approximately half of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately five business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2011 and 2010.  In accordance with recently adopted accounting guidance, the Company completed a comprehensive qualitative assessment of the various factors that impact goodwill and concluded it is more likely than not that the fair value of its goodwill is not less than its carrying amount on the annual test date.  Therefore the Company did not proceed to Step 1 of the goodwill impairment test in 2011.  In prior years, the Company completed the Step 1 quantitative analysis by comparing the estimated fair value of a reporting unit with its carrying value.  Based on the qualitative assessment and results of prior years’ analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2011, 2010 and 2009.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading.  See Note 10 for further information regarding these securities.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years.  The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2011 and 2010 is as follows:

(in thousands)	2011	2010
Balance at beginning of year	$2,550	$2,403
Less: Payments made during the year	(1,608)	(1,887)
Add: Warranty provision for the current year	2,061	2,362
Changes to warranty provision for prior years	(1,030)	(328)
Balance at end of year	$1,973	$2,550

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $789,000 in 2011, $489,000 in 2010, and $712,000 in 2009.

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
Years ended December 31, 2011, 2010 and 2009

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data)	2011	2010	2009
Net income (loss) available for stockholders:	$6,731	$3,853	$(10,693)
Less: Dividends paid
Common Stock	—	—	(361)
Restricted shares of common stock	—	—	(8)
Undistributed earnings (loss)	$6,731	$3,853	$(11,062)

Allocation of undistributed earnings (loss):
Common Stock	$6,551	$3,762	$(10,823)
Restricted shares of common stock	180	91	(239)

Basic shares outstanding:
Common Stock	35,385	35,286	35,271
Restricted shares of common stock	987	893	796
	36,372	36,179	36,067
Diluted shares outstanding:
Common Stock	35,385	35,286	35,271
Dilutive effect of options	363	489	—
	35,748	35,775	35,271
Restricted shares of common stock	987	893	796
	36,735	36,668	36,067
Basic earnings (loss) per share:
Common Stock:
Distributed earnings	$—	$—	$0.01
Undistributed earnings (loss)	0.19	0.11	(0.31)
	$0.19	$0.11	$(0.30)
Restricted shares of common stock:
Distributed earnings	$—	$—	$0.01
Undistributed earnings (loss)	0.18	0.10	(0.30)
	$0.18	$0.10	$(0.29)
Diluted earnings (loss) per share:
Common Stock:
Distributed earnings	$—	$—	$0.01
Undistributed earnings (loss)	0.18	0.11	(0.31)
	$0.18	$0.11	$(0.30)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

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

New Accounting Standards —

During the year ended December 31, 2011, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncement:

●
ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.  This can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted these provisions in the fourth quarter of 2011, for annual and interim goodwill impairment tests performed starting this year. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed below, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While the presentation requirements are being re-deliberated, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company plans to adopt these provisions in the first quarter of 2012 and is currently evaluating the impact of the adoption of these provisions on the presentation of its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

●
Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments to the Codification in this ASU are part of an ongoing effort to bring congruence between U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU require an entity to disclose information about derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy and can be presented as a single net amount in the statement of financial position.  The amendments in this ASU are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with the required disclosures being provided retrospectively for all comparative periods presented.  The Company is currently evaluating the impact of adoption of these provisions in the first quarter of 2013.

●
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

●
ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2011	2010
(in thousands)
Trade receivables	$2,093	$1,001
Other	143	208
Total	2,236	1,209
Less: allowance for doubtful accounts	(27)	(31)
Net accounts receivable	$2,209	$1,178

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers.  Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 60 of this report.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,	2011	2010
(in thousands)
Raw materials	$15,892	$15,572
Work in process	5,691	4,725
Finished goods	3,324	1,585
Total inventories	$24,907	$21,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:
December 31,	Estimated Useful Lives	2011	2010
(in thousands)
Land	N/A	$657	$657
Buildings	7-40	17,012	16,928
Operating equipment and property	3-15	9,684	9,578
Furniture and fixtures	5-7	1,801	1,749
Vehicles	5-10	6,207	6,092
Gross property, plant and equipment		35,361	35,004
Less: accumulated depreciation		(23,477)	(22,588)
Net property, plant and equipment		$11,884	$12,416

Depreciation expense was $889,000 in 2011, $1,081,000 in 2010 and $1,354,000 in 2009.

NOTE 5: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2011	2010
(in thousands)
Accrued payroll and related expenses	$1,134	$1,697
Accrued sales incentives and discounts	2,661	2,839
Accrued warranty costs	1,973	2,550
Deferred revenue	899	974
Other	995	556
Total accrued expenses and other liabilities	$7,662	$8,616

NOTE 6: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2011	2010	2009
(in thousands)
Current provision (benefit):
Federal	$1,757	$989	$(5,892)
State	(14)	182	(61)
Deferred provision (benefit):
Federal	(90)	165	(802)
State	14	(297)	(52)
Total income tax provision (benefit)	$1,667	$1,039	$(6,807)

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2011	2010	2009
Federal statutory rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	0.8	1.4	0.3
Tax-exempt interest	(3.0)	(6.6)	3.1
Tax-exempt gain/loss on SERP assets	0.2	—	1.2
Tax-exempt gain – benefit plan financing	(8.4)	—	—
Manufacturing deduction	(2.0)	(3.2)	—
Change in state credits	—	(10.5)	1.2
Change in valuation allowance	—	4.5	(1.6)
Other	(1.7)	1.6	(0.3)
Effective tax rate	19.9%	21.2%	38.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2011	2010
(in thousands)
Deferred tax assets:
Warranty costs	$701	$905
Sales incentives and discounts	750	671
Stock-based compensation	755	820
Pension	2,242	1,981
All others	267	336
State credits	4,099	4,003
Valuation allowance	(3,783)	(3,677)
Total deferred tax assets	5,031	5,039
Deferred tax liabilities:
Depreciation and amortization expense	(673)	(876)
Net deferred tax assets	$4,358	$4,163

Total net income tax payments (refunds) were $880,000 in 2011, $(4,743,000) in 2010 and $(2,406,000) in 2009. The Company includes a valuation allowance against certain state credits based on an examination of these deferred tax assets and the expectation that they will not be realized based on future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2011 and 2010.

In accordance with the accounting guidance relating to the accounting for uncertainty in income tax reporting, which provides criteria for the recognition, measurement, presentation and disclosure f uncertain tax positions, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.

As of December 31, 2011 and 2010, our liability for unrecognized tax benefits was $23,000 and $44,000, respectively, all of which would affect our effective rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2011 and 2010 are as follows:

	December 31,
(in thousands)	2011	2010
Balance at the beginning of the year	$44	$23
Additions based on tax positions related to current year	-	12
Additions for tax positions of prior years	-	20
Reductions for tax positions of prior years	(21)	(11)
Balance at the end of the year	$23	$44

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2008 through 2011 tax years remain open to examination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income consists of the following:

	Pension Adjustment	Unrealized Gain on Securities	Total
(in thousands)
Balance at December 31, 2009	$(1,148)	$282	$(866)
Change during 2010:
Before-tax amount	(22)	(152)	(174)
Tax provision	8	54	62
Reclassification adjustment, net of taxes	—	(18)	(18)
Total activity in 2010	(14)	(116)	(130)
Balance at December 31, 2010	(1,162)	166	(996)
Change during 2011:
Before-tax amount	(782)	129	(653)
Tax provision	278	(46)	232
Reclassification adjustment, net of taxes	—	(41)	(41)
Total activity in 2011	(504)	42	(462)
Balance at December 31, 2011	$(1,666)	$208	$(1,458)

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$6,510	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$49,832	—
Corporate Obligations	—	4,269	—
Total	$—	$54,101	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

	Fair Value Measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$4,445	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$37,765	—
Corporate Obligations	—	5,068	—
Total	$—	$42,833	$—

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. The trading securities are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company classified these investments as using level 2 inputs. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.  For the year ended December 31, 2011 there were no significant transfers in or out of levels 1, 2 or 3.

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

As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $0.8 million during 2011 and approximately $6.3 million during 2009. During 2011 and 2009, the Company recorded costs of approximately $86,000 and $700,000, respectively, as a reduction of net sales in connection with these repurchases, including the write down of repurchased inventory to net realizable value. There were no repurchases of inventory under contractual agreements during 2010.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.5 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $9.8 million as of December 31, 2011.

Lease Obligations — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. The lease has a term of 12 years. This lease has been accounted for as a capital lease and accordingly, the building, land and miscellaneous equipment have been recorded in property, plant and equipment on the consolidated balance sheet at a gross amount of $1,085,000 with accumulated depreciation of approximately $312,000 as of December 31, 2011. A liability equal to the estimated present value of the remaining lease obligation totaling $352,000 as of December 31, 2011 is included in other long-term liabilities on the consolidated balance sheet. During 2008, this facility in Valdosta, Georgia was temporarily idled and production of these boats was moved to the Nashville, Georgia facility. There are no plans or current intentions to dispose of this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2011, are summarized in the following table:

(in thousands)
2012	$162
2013	143
2014	142
2015	138
2016	144
Thereafter	278
Total rental commitments	$1,007

Total rent expense charged to operations was approximately $121,000 in 2011, $113,000 in 2010 and $117,000 in 2009.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $57,000 as of December 31, 2011 and $78,000 as of December 31, 2010.

Employment Agreements — The Company has agreements with two employees, which provide for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $2,331,000 in 2011, $1,937,000 in 2010 and $283,000 in 2009 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source for the deferred compensation obligations in the SERP.   The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time.  Investments in COLI policies consist of variable life insurance policies of $7.2 million as of December 31, 2011 and $10.8 million as of December 31, 2010.  In the COLI policies, the Company is able to allocate investment of the assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.   During 2011, as a result of COLI policy claims, the Company received $3.7 million in proceeds and recorded a tax-free gain of $2.0 million; this gain is reflected in Other Income.

The Company classifies the SERP assets as trading securities as described in Note 1.  The SERP assets are marked to market and totaled $6,510,000 as of December 31, 2011 and $4,445,000 as of December 31, 2010. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading gains (losses) related to the SERP assets totaled $(38,000) in 2011, $(5,000) in 2010 and $598,000 in 2009. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities are recorded as selling, general and administrative expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The Company’s projected benefit obligation exceeded the fair value of the plan assets for its Retirement Income Plan by $978,000 and thus the plan was under-funded as of December 31, 2011. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2011	2010
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$5,292	$4,987

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$4,986	$4,746
Service cost	—	—
Interest cost	267	266
Actuarial (gain) loss	266	200
Benefits paid	(228)	(225)
Projected benefit obligation at end of year	$5,291	$4,987
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$4,672	$4,365
Actual return on plan assets	(231)	446
Employer contributions	100	86
Benefits paid	(228)	(225)
Fair value of plan assets at end of year	$4,313	$4,672
Funded status at end of year	$(978)	$(315)

December 31,	2011	2010
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(978)	(315)
	$(978)	$(315)

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in long-term pension liabilities as of December 31, 2011 and 2010.

December 31,	2011	2010
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$2,585	$1,803
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$2,585	$1,803

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2011 and 2010 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recorded in the consolidated balance sheet under pension liabilities consist of:

December 31,	2011	2010
(in thousands)
SERP employer contributions/employee deferrals	$(5,337)	$(5,266)
Long-term pension liability	(978)	(315)
	$(6,315)	$(5,581)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. There was a contribution of $100,000 made to this plan during 2011 and an $86,000 contribution made during 2010.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2011	2010	2009
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	267	266	282
Expected return on plan assets	(324)	(302)	(265)
Amortization of net (gain) loss	38	34	235
	$(19)	$(2)	$252

The Company recognized pre-tax decreases (increases) to the funded status in comprehensive income of $782,000 in 2011, $22,000 in 2010 and $(632,000) in 2009. There were no previously unrecognized prior service costs during 2011, 2010 and 2009. The pre-tax amounts recognized in comprehensive income for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

(in thousands)	2011	2010	2009
Net loss (gain)	$820	$56	$(397)
Amortization of net (loss) gain	(38)	(34)	(235)
Net transition obligation (asset)	—	—	—
Amount recognized in other comprehensive income	$782	$22	$(632)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2012 are as follows:

(in thousands)	2012
Amortization of net loss (gain)	$67
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$67

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2011	2010	2009
PROJECTED BENEFIT OBLIGATION:
Discount rate	5.09%	5.58%	6.05%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	5.58%	6.05%	6.43%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The plan’s weighted average asset allocation at December 31, 2011 and 2010 by asset category along with the target allocation for 2012 are as follows:

Asset Category	Target Allocation for 2012	Percentage of Plan Assets as of December 31, 2011	Percentage of Plan Assets as of December 31, 2010
Cash and Cash Equivalents	0% - 5%	0.7%	0%
Debt Securities – Core Fixed Income	15% - 50%	23.2	26.0
Tactical – Fund of Equity and Debt Securities	10% - 20%	16.3	10.0
Domestic Equity Securities	20% - 40%	15.2	26.0
Global Equity Securities	10% - 20%	14.8	4.0
International Equity Securities	10% - 20%	14.6	14.0
Real Estate	0% - 10%	5.6	5.0
Real Return	0% - 10%	9.6	6.0
Other	0% - 5%	0.0	9.0
Total	100.0%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and mid-cap companies. Fixed-income securities include corporate bonds of companies in diversified securities, mortgage-backed securities, and U.S. Treasuries. Other types of investments include hedge funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.  The Company and management are considering making a contribution to the pension plans of approximately $100,000 during fiscal year 2012.

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2011 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The following tables present our plan assets using the fair value hierarchy as of December 31, 2011 and 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2011:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$32	$32	$—	$—
Fixed Income Securities	(2)	1,000	—	1,000	—
Domestic Equity Securities		656	656	—	—
Global Equity Securities	(3)	636	636	—	—
International Equity Securities	(3)	631	298	333	—
Real Estate	(4)	241	—	—	241
Real Return	(6)	415	—	415	—
Tactical Composite	(7)	702	—	702	—
		$4,313	$1,622	$2,450	$241

Fair Value Hierarchy as of December 31, 2010:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$367	$367	$—	$—
Fixed Income Securities	(2)	1,222	—	1,222	—
Domestic Equity Securities		1,236	1,236	—	—
Global Equity Securities	(3)	203	—	203	—
International Equity Securities	(3)	647	288	359	—
Real Estate	(4)	213	—	—	213
Alternative Investments	(5)	49	—	—	49
Real Return	(6)	263	—	263	—
Tactical Composite	(7)	473	—	473	—
		$4,673	$1,891	$2,520	$262

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Global equity securities and certain international securities are valued using a market approach based on the quoted market prices of similar instruments in their respective markets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011:

Investments	Balance at December 31, 2010	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2011
(in thousands)
Real Estate	$213	$25	$—	$—	$238
Alternative Investments	49	—	(49)	—	0
	$262	$25	$(49)	$—	$238

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010:

Investments	Balance at December 31, 2009	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2010
(in thousands)
Real Estate	$182	$31	$—	$—	$213
Alternative Investments	763	(39)	(373)	(303)	49

	$945	$(8)	$(373)	$(303)	$262

The Company expects to contribute approximately $100,000 to the Retirement Income Plan in 2012.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2012	$238
2013	256
2014	259
2015	274
2016	283
2017-2021	1,371

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $130,000 in 2011, $114,000 in 2010 and $101,000 in 2009.

Stock Incentive Plan— The Company has granted various awards to employees under two stock incentive plans (the “Plans”) that were approved by the stockholders in 2001 and 2004. The Company reserved a total of 5,250,000 shares of common stock under both Plans, each of which expires 10 years from approval. The Plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2011, shares totaling 973,000 were available for grants. The Company issues new shares from its authorized but unissued share pool.

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

Pre-tax stock-based employee compensation expense was approximately $1,296,000 ($836,000 after tax) for 2011, $1,542,000 ($995,000 after tax) for 2010 and $1,645,000 ($1,071,000 after tax) for 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004. Transactions involving the Marine Products stock options for the year ended December 31, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	668,785	$3.71	1.4 years
Granted	—	—	N/A
Exercised	(104,050)	1.72	N/A
Forfeited	—	—	N/A
Expired	—	—	N/A
Outstanding and exercisable at December 31, 2011	564,735	$4.08	0.6 years	$497,000

The total intrinsic value of share options exercised was approximately $602,000 in 2011, $32,000 in 2010 and $994,000 in 2009. There were no tax benefits associated with the exercise of stock options during 2011, because all of the options exercised were incentive stock options which do not generate tax deductions for the Company. There were no tax benefits associated with the exercise of non-qualified stock options during 2011 and 2010. Tax benefits associated with the exercise of non-qualified stock options were $256,000 during 2009.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2011	876,800	$6.16
Granted	311,000	7.33
Vested	(180,000)	8.21
Forfeited	(36,800)	6.03
Non-vested shares at December 31, 2011	971,000	$6.16

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $7.33 in 2011, $5.16 in 2010 and $4.26 in 2009. The total fair value of shares vested was approximately $1,312,000 in 2011, $814,000 in 2010 and $666,000 during 2009. Tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares credited to capital in excess of par value was approximately $77,000 in 2011, $0 in 2010 and $197,000 in 2009. The excess tax deductions are classified as financing cash flows in the accompanying statements of cashflows.

Other Information— As of December 31, 2011 total unrecognized compensation cost related to non-vested restricted shares was approximately $5,034,000 which is expected to be recognized over a weighted-average period of 2.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The Company received cash from options exercised of $54,000 in 2011, $45,000 in 2010 and $24,000 in 2009. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $125,000 in 2011 and $157,000 in 2009 and have been excluded from the consolidated statements of cash flows. There were no shares tendered to exercise employee stock options in 2010.

NOTE 11: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $639,000 in 2011, $689,000 in 2010 and $713,000 in 2009. The Company’s liability to RPC for these services was approximately $3,000 as of December 31, 2011 and $65,000 as of December 31, 2010. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

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

As of the end of the period covered by this report, December 31, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 28 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2011 and issued a report thereon which is included on page 29 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2012 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2012 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

Marine Products has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s Web site at www.marineproductscorp.com. Copies are also available at no extra charge by writing to Attn.: Human Resources, Marine Products Corporation, 2801 Buford Highway, Suite 520, Atlanta, Georgia 30329. Marine Products intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2012 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2012 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2011.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	564,735	$4.08	972,500	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	564,735	$4.08	972,500

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2012 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2012 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2012 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).

10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.14	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.15	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated herein by reference to Exhibit 10.21 to the Form 8-K filed on March 4, 2008).

10.16	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2008).

10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

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

10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).
10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.14	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.15	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated herein by reference to Exhibit 10.21 to the Form 10-K filed on March 4, 2008).
10.16	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2008).
10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	February 29, 2012
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Chief Financial Officer	February 29, 2012
Ben M. Palmer	(Principal Financial and Accounting Officer)

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
February 29, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2011, 2010 and 2009
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$31	$—	$4	$27
Deferred tax asset valuation allowance	$3,677	$106	$—	$3,783
Year ended December 31, 2010
Allowance for doubtful accounts	$36	$—	$(5)	$31
Deferred tax asset valuation allowance	$3,459	$218	$—	$3,677
Year ended December 31, 2009
Allowance for doubtful accounts	$38	$—	$(2)	$36
Deferred tax asset valuation allowance	$3,174	$285	$—	$3,459

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2011
Net sales	$27,148	$29,098	$22,254	$27,937
Gross profit	4,460	4,907	4,634	5,505
Net income	666	1,229	1,200	3,636
Earnings per share — basic (a) (b)	0.02	0.03	0.03	0.10
Earnings per share — diluted (a) (b)	$0.02	$0.03	$0.03	$0.10

2010
Net sales	$24,493	$31,677	$24,027	$20,814
Gross profit	3,445	6,597	4,076	3,595
Net (loss) income	(80)	2,465	1,000	468
Earnings per share — basic (a)	0.00	0.07	0.03	0.01
Earnings per share — diluted (a)	$0.00	$0.07	$0.03	$0.01

(a)	The sum of the earnings per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

(b)	The fourth quarter of 2011 included a $0.06 per share tax-free gain from an employee benefit plan financing arrangement.