Form 10-Q
period 2012-03-31
MARINE PRODUCTS CORP
filed 2012-05-02
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 20, 2012, Marine Products Corporation had 37,832,665 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(In thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS		(Note 1)

Cash and cash equivalents	$6,782	$956
Marketable securities	11,868	12,402
Accounts receivable, net	3,312	2,209
Inventories	25,789	24,907
Income taxes receivable	368	-
Deferred income taxes	1,008	1,021
Prepaid expenses and other current assets	1,199	1,460
Total current assets	50,326	42,955
Property, plant and equipment, net	11,770	11,884
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	41,250	41,699
Deferred income taxes	2,873	3,337
Other assets	6,659	7,189
Total assets	$116,651	$110,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$6,112	$2,992
Accrued expenses and other liabilities	9,781	7,662
Total current liabilities	15,893	10,654
Pension liabilities	5,904	6,315
Other long-term liabilities	452	450
Total liabilities	22,249	17,419
Common stock	3,783	3,738
Capital in excess of par value	1,188	1,185
Retained earnings	90,830	89,953
Accumulated other comprehensive loss	(1,399)	(1,458)
Total stockholders’ equity	94,402	93,418
Total liabilities and stockholders’ equity	$116,651	$110,837

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011

Net sales	$37,849	$27,148
Cost of goods sold	30,853	22,688
Gross profit	6,996	4,460
Selling, general and administrative expenses	4,943	3,856
Operating income	2,053	604
Interest income	239	236
Income before income taxes	2,292	840
Income tax provision	660	174
Net income	$1,632	$666

Earnings per share
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Dividends paid per share	$0.02	$-

Average shares outstanding
Basic	36,629	36,287
Diluted	36,819	36,857

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011

Net income	$1,632	$666

Other comprehensive income, net of taxes
Pension adjustment	10	6
Unrealized gain (loss) on securities,
net of reclassification adjustments	49	21

Comprehensive income	$1,691	$693

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2011	37,375	$3,738	$1,185	$89,953	$(1,458)	$93,418
Stock issued for stock incentive
plans, net	669	66	1,024	—	—	1,090
Stock purchased and retired	(211)	(21)	(1,151)	—	—	(1,172)
Net income	—	—	—	1,632	—	1,632
Pension adjustment, net of taxes	—	—	—	—	10	10
Unrealized gain on securities, net of taxes
and reclassification adjustment	—	—	—	—	49	49
Dividends declared	—	—	—	(755)	—	(755)
Excess tax benefits for share-based
payments	—	—	130	—	—	130

Balance, March 31, 2012	37,833	$3,783	$1,188	$90,830	$(1,399)	$94,402

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,632	$666
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Depreciation and amortization	196	249
Stock-based compensation expense	376	346
Excess tax benefits for share-based payments	(130)	(77)
Deferred income tax provision	341	33
(Increase) decrease in assets:
Accounts receivable	(1,103)	(1,633)
Inventories	(882)	416
Prepaid expenses and other current assets	261	246
Income taxes receivable	(368)	129
Other non-current assets	530	(49)
Increase (decrease) in liabilities:
Accounts payable	3,120	2,867
Income taxes payable	(202)	17
Accrued expenses and other liabilities	2,451	745
Other long-term liabilities	(394)	(98)
Net cash provided by operating activities	5,828	3,857

INVESTING ACTIVITIES
Capital expenditures	(82)	(33)
Purchases of marketable securities	(5,513)	(10,419)
Sales of marketable securities	5,872	-
Maturities of marketable securities	700	3,475
Net cash provided by (used for) investing activities	977	(6,977)

FINANCING ACTIVITIES
Payment of dividends	(755)	-
Excess tax benefits for share-based payments	130	77
Cash paid for common stock purchased and retired	(451)	(447)
Proceeds received upon exercise of stock options	97	2
Net cash used for financing activities	(979)	(368)

Net increase (decrease) in cash and cash equivalents	5,826	(3,488)
Cash and cash equivalents at beginning of period	956	9,535
Cash and cash equivalents at end of period	$6,782	$6,047

Supplemental information:
Income tax payments (refunds), net	898	12

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed below, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While the presentation requirements are being re-deliberated, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company adopted these provisions in the first quarter of 2012 and is reporting reclassification adjustments with presentation requirements in effect before ASU 2011-05. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income. The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company has adopted these provisions in the first quarter of 2012 and has presented a separate statement of comprehensive income consecutively after the statement showing net income in the accompanying financial statements. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
(In thousands except per share data )	2012	2011
Net income available for stockholders:	$1,632	$666
Less: Dividends paid
Common Stock	(734)	-
Restricted shares of common stock	(21)	-
Undistributed income	$877	$666

Allocation of undistributed income:
Common Stock	$851	$648
Restricted shares of common stock	26	18

Basic shares outstanding:
Common Stock	35,532	35,316
Restricted shares of common stock	1,097	971
	36,629	36,287
Diluted shares outstanding:
Common Stock	35,532	35,316
Dilutive effect of stock options	190	570
	35,722	35,886
Restricted shares of common stock	1,097	971
	36,819	36,857
Basic earnings per share:
Common Stock:
Distributed earnings	$0.02	$-
Undistributed income	0.02	0.02
	$0.04	$0.02
Restricted shares of common stock:
Distributed earnings	$0.02	$-
Undistributed income	0.02	0.02
	$0.04	$0.02
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.02	$-
Undistributed income	0.02	0.02
	$0.04	$0.02

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

(in thousands)	Three months ended March 31,
	2012	2011
Stock options	42	42

4.	STOCK-BASED COMPENSATION

The Company reserved 2,250,000 shares of common stock under a Stock Incentive Plan with a term of ten years.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2012, there were approximately 611,000 shares available for grants.

Stock-based compensation for the three months ended March 31, 2012 and 2011 were as follows:

(in thousands)	Three months ended March 31,
	2012	2011
Pre – tax cost	$376	$346
After tax cost	$243	$223

Stock Options

Transactions involving Marine Products stock options for the three months ended March 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	564,735	$4.08	0.6 years
Granted	-	-	N/A
Exercised	(306,375)	2.67	N/A
Forfeited	(9,827)	2.67	N/A
Expired	-	-	N/A
Outstanding and exercisable at March 31, 2012	248,533	$5.87	1.0 years	$19,880

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of share options exercised was approximately $817,000 during the three months ended March 31, 2012 and approximately $38,000 during the three months ended March 31, 2011.  Tax benefits associated with the exercise of non-qualified stock options during the three months ended March 31, 2012 of approximately $51,000 were credited to capital in excess of par value and are classified as financing cash flows.  There were no recognized excess tax benefits associated with the exercise of stock options during the three months ended March 31, 2011, since all of the stock options exercised in the first quarter of 2011 were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2011	971,000	$6.16
Granted	362,000	5.59
Vested	(194,300)	6.49
Forfeited	-	-
Non-vested shares at March 31, 2012	1,138,700	$6.48

The total fair value of shares vested was approximately $1,168,000 during the three months ended March 31, 2012 and $1,312,000 during the three months ended March 31, 2011.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $79,000 for the three months ended March 31, 2012 and $77,000 for the three months ended March 31, 2011 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of March 31, 2012, total unrecognized compensation cost related to non-vested restricted shares was approximately $6,682,000.  This cost is expected to be recognized over a weighted-average period of 4.2 years.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	MARKETABLE SECURITIES

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended
	March 31,
(In thousands)	2012	2011
Net realized gain	$38	$-
Reclassification of net realized gains from other comprehensive income	$38	$-

Gross unrealized gains (losses) on marketable securities are as follows:

	March 31, 2012		December 31, 2011
	Gross unrealized		Gross unrealized
(In thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$357	$(24)	$308	$(29)
Corporate Obligations	67	-	46	-
	$424	(24)	$354	$(29)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	March 31, 2012			December 31, 2011
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$50,248	$50,581	$333	$49,553	$49,832	$279
Corporate Obligations	2,470	2,537	67	4,223	4,269	46
Total	$52,718	$53,118	$400	$53,776	$54,101	$325

Municipal obligations consist primarily of municipal notes rated A1/P1 or higher ranging in maturity from less than 12 months to over 10 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from two to four years.  These securities are rated BBB or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2013 and 2048.

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. An analysis of the warranty accruals for the three months ended March 31, 2012 and 2011 is as follows:

(in thousands)	2012	2011
Balance at beginning of period	$1,973	$2,550
Less: Payments made during the period	(419)	(309)
Add: Warranty provision for the period	566	646
Changes to warranty provision for prior periods	31	(80)
Balance at March 31	$2,151	$2,807

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warranty accruals are recorded in Accrued expenses and other liabilities on the consolidated balance sheet.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender. The Company became contractually obligated to repurchase inventory of approximately $0.8 million during the year ended December 31, 2011 all of which were redistributed among existing and replacement dealers. There were no repurchases of inventory under contractual agreements during the three months ended March 31, 2012.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $9.7 million as of March 31, 2012.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2012	December 31, 2011
Raw materials and supplies	$16,905	$15,892
Work in process	5,614	5,691
Finished goods	3,270	3,324
Total inventories	$25,789	$24,907

9.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the first quarter of 2012, the income tax provision reflects an effective tax rate of 28.8 percent, compared to an effective tax rate of 20.7 percent for the comparable period in the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended March 31,
	2012	2011
Interest cost	$63	$67
Expected return on plan assets	(82)	(81)
Amortization of net losses	15	9
Net periodic benefit	$(4)	$(5)

During the first quarter of 2012, the Company made a contribution of $590,000 to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $5,977,000 as of March 31, 2012 and $6,510,000 as of December 31, 2011.  The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains related to the SERP assets totaled approximately $132,000 during the three months ended March 31, 2012 and approximately $40,000 during the three months ended March 31, 2011.

11.	FAIR VALUE MEASUREMENTS

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$5,977	$-
Available-for-sale securities
Municipal obligations	$-	$50,581	$-
Corporate obligations	-	2,537	-
	$-	$53,118	$-

	Fair Value Measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,510	$-
Available-for-sale securities
Municipal obligations	$-	$49,832	$-
Corporate obligations	-	4,269	-
	$-	$54,101	$-

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 is incorporated herein by reference.  There have been no significant changes in the strategies since year-end.

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

Our unit production and sales were higher during the first quarter of 2012 compared to both the first quarter of 2011 and the fourth quarter of 2011.  We operated at higher production levels during the first quarter of 2012 because of strong dealer demand for our new entry-level Chaparral and Robalo models.  In addition, industry indicators such as attendance at the 2012 winter boat shows, industry reports regarding 2012 retail boat sales, and the increased availability of floorplan financing for our dealers, have given us a favorable outlook for the near-term selling environment for our products.

Operating income increased compared to the prior year due to higher gross profit, which was the result of higher unit sales and higher net sales in spite of a decrease in the overall average selling price that was offset by increased sales of the recently introduced smaller boat models.  Dealer inventories are higher at March 31, 2012 than both this time last year and at December 31, 2011.  Our dealer inventories are higher because of our increased production in response to the improved retail demand during the 2012 selling season as well as our belief that the boating industry is improving significantly.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2012 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Management believes that net sales will increase slightly in 2012 compared to 2011 and that our operating results will improve as well.  This belief is based on strong attendance and sales at the boating industry’s 2012 winter boat shows, favorable dealer reception to our new models and strong order volume from those dealers, and industry reports that retail boat sales during the first quarter of 2012 have increased.  Our dealer inventories are higher at the end of the first quarter of 2012 than at the end of the first quarter and fourth quarter of 2011.  Our backlog is higher than at the end of the first quarter of 2011, due to significantly higher dealer orders for our value-priced Chaparral H2O models and Robalo 180 and 200 outboard sport fishing boats. Industry sources indicate that our market share in the small sterndrive market increased at the end of 2011, and we believe that this increase was due to higher sales volumes of these new smaller models.  Although these models carry lower average selling prices than our other Chaparral and Robalo models, we  believe these sales will increase consolidated net sales, gross profit, operating income, and net income during the remainder of 2012, by increasing unit sales and spreading our fixed production costs over higher production volume.

In general, we believe that retail boat sales are beginning to increase following the recession and financial crisis.  However, we also believe that retail sales increases will be modest due to a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence. We believe that these factors tend to discourage consumers from purchasing large discretionary goods such as pleasure boats.  In addition, we believe that the rise in fuel prices that occurred during the first quarter of 2012 run the risk of dampening retail sales later in the selling season although prices have recently moderated.  Over the long term, the lower actual and expected returns on financial assets may have long-term effects on consumer behavior with regard to pleasure boating. Because of these lower returns, consumers may have less money for large discretionary purchase such as recreational boats because of greater need for retirement savings. For a number of years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, are participating in this program. Management believes that these efforts will benefit the industry and Marine Products. As in past years, Marine Products enhanced the design of a number of boats for the 2012 model year which began on July 1, 2011, and as discussed above, began producing new models of both Chaparrals and Robalos.  During the first quarter of 2012 we generated higher unit and net sales due to the successful design, manufacturing and marketing of these models. We believe that these smaller, entry-level models appeal to consumers who are seeking a quality product at a lower price point than some of our larger models with more features and options. In addition, we believe that these new Chaparral and Robalo models allow us to achieve a number of our objectives related to improved manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing retail market share.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2012 and 2011 are as follows:

($ in thousands)	Three months ended March 31
	2012	2011
Total number of boats sold	869	564
Average gross selling price per boat	$41.4	$46.7
Net sales	$37,849	$27,148
Percentage of cost of goods sold to net sales	81.5%	83.6%
Gross profit margin percent	18.5%	16.4%
Percentage of selling, general and administrative expenses to net sales	13.1%	14.2%
Operating income	$2,053	$604
Warranty expense	$597	$566

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Net sales for the three months ended March 31, 2012 increased $10.7 million or 39.4 percent compared to the comparable period in 2011. The change in net sales was due primarily to a 54.1 percent increase in the number of boats sold partially offset by an 11.3 percent decrease in the average gross selling price per boat.  Unit sales increased dramatically due to sales of our recently introduced Chaparral H2O Sport and Fish & Ski Boats, as well as our Robalo 180 and 200 outboard sport fishing boat.  The increased sales of these smaller models also caused the decrease in overall average selling prices during the quarter as compared to the first quarter of 2011.  In the first quarter of 2012, sales outside of the United States accounted for 22.5 percent of net sales compared to 18.1 percent of net sales in the prior year first quarter.  Increases of 73.5 percent in international sales and 31.9 percent in domestic sales during the quarter compared to the prior year contributed to the consolidated net sales increase quantified above.  The majority of the increase in international sales was due to increased sales in Canada due to increase in the number of dealers and improvement in the overall economy while most other international markets continue to struggle.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended March 31, 2012 was $30.8 million compared to $22.7 million for the comparable period in 2011, an increase of $8.1 million or 35.7 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily due to production efficiencies related to higher production volumes during the first quarter of 2012 compared to the same period in 2011.

Selling, general and administrative expenses for the three months ended March 31, 2012 were $4.9 million compared to $3.9 million for the comparable period in 2011, an increase of $1.0 million or 28.2 percent. This increase was due to expenses that vary with sales and profitability, such as incentive compensation and sales commissions, as well as increased advertising costs.  Selling, general and administrative expenses, as a percentage of net sales decreased primarily due to leverage of fixed costs over higher activity levels. Warranty expense was 1.6 percent of net sales for the three months ended March 31, 2012 compared to 2.1 percent in the prior year quarter primarily due to higher net sales.

Operating income for the three months ended March 31, 2012 increased $1.5 million compared to the comparable period in 2011 due to increased sales and gross profit in the first quarter of 2012 compared to the prior year quarter, partially offset by higher selling, general and administrative expenses.

Interest income was $239 thousand during the three months ended March 31, 2012 and $236 thousand for the comparable period in 2011.  The slight increase was primarily due to higher market returns on the Company’s debt investments during the period compared to the prior year coupled with an increase in the average investment balance compared to the prior year.

Income tax provision for the three months ended March 31, 2012 was $660 thousand compared to $174 thousand for the comparable period in 2011.  The income tax provision for the three months ended March 31, 2012 reflects an effective tax rate of 28.8 percent compared to an effective tax rate of 20.7 percent for the prior year.  The change in the effective rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including primarily tax-exempt interest earned on municipal securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2012 were $6.8 million.  In addition, the aggregate of short-term and long-term marketable securities were $53.1 million at March 31, 2012 compared to $54.1 million at December 31, 2011.  The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2012	2011

Net cash provided by operating activities	$5,828	$3,857
Net cash provided by (used for) investing activities	977	(6,977)
Net cash used for financing activities	$(979)	$(368)

Cash provided by operating activities for the three months ended March 31, 2012 increased approximately $2.0 million compared to the comparable period in 2011.  This increase is primarily due to a significant increase in net income during the first three months of 2012 partially offset by higher working capital requirements during 2012 consistent with increased production volumes.

Cash provided by (used for) investing activities for the three months ended March 31, 2012 increased approximately $8.0 million compared to the comparable period in 2011 due to higher sales of marketable securities in the current period offset by decreased purchases coupled with lower maturities of marketable securities.

Cash used for financing activities for the three months ended March 31, 2012 increased approximately $611 thousand primarily due to the reinstatement and payment of dividends and slightly higher cost of stock repurchases associated with the vesting and release of restricted stock offset by higher excess tax benefits for share-based payments.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2012 will be approximately $435 thousand, of which $82 thousand has been spent through March 31, 2012.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  During the first quarter of 2012, the Company made a contribution of $590 thousand to this plan in order to achieve the Company’s funding objective and plans to make approximately $141 thousand in additional contributions to this plan during the remainder of 2012.

As of March 31, 2012, the Company has purchased a total of 4,925,157 shares in the open market under the Company stock repurchase program and there are 3,324,843 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the three months ended March 31, 2012.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2012 and 2011.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company became contractually obligated to repurchase inventory of approximately $0.8 million during the year ended December 31, 2011 all of which were redistributed among existing and replacement dealers. There were no repurchases of inventory under contractual agreements during the three months ended March 31, 2012.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $9.7 million as of March 31, 2012.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $102 thousand in the three months ended March 31, 2012 and $192 thousand in the three months ended March 31, 2011.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no significant changes in the critical accounting policies since year-end.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been extremely volatile since the third and fourth quarters of 2008.   The prices of these commodities fell dramatically due to the global recession and financial crisis in late 2008.  During 2009, these commodity prices began to rise, and continued to rise throughout 2011.  By the end of 2011, the prices of some of these commodities, such as copper, were higher than the peak market prices reached during 2008.  Prices of these commodities have moderated during the first quarter of 2012, but are still high by historical standards.  These high, volatile commodity prices have resulted in higher materials costs in 2012 and may continue to cause higher materials costs in the future.  We have instituted price increases to our dealers to compensate for these cost increases, but these price increases have not been enough to compensate fully for the increases in commodity costs.  Due to the intense competition in our business, we do not believe that we will be able to institute sufficient price increases to our dealers to compensate for these increased materials costs.  It is likely that any continued increases in commodity costs would negatively impact the Company’s operating results.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; the Company’s belief that there exists a favorable outlook for the near-term selling environment for our products; the Company’s belief that the boating industry is improving significantly; management’s belief that net sales will increase slightly in 2012 compared to 2011 and that the Company’s operating results will improve as well; the Company’s belief that sales of the Company’s new models will increase consolidated net sales, gross profit, operating income and net income during the remainder of 2012; the Company’s belief that retail  boat sales are beginning to increase following the recession and financial crisis; the Company’s belief that this increase in retail sales will be modest; the Company’s belief that the rise in fuel prices during the first quarter of 2012 may dampen sales later in 2012; the financial crisis may have long term effects on consumer behavior with regard to pleasure boating; the Company’s belief that the recreational boating industry promotional program will benefit the industry and Marine Products; the Company’s belief that the Chaparral H2O model will appeal to consumers who are seeking a quality product at a lower price point than some of the Company’s larger models; the Company’s belief that the new Chaparral model will allow the Company to achieve a number of its objectives related to manufacturing efficiencies, dealer requests and retail market share; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2012; the Company’s expectation about contributions to its pension plan in 2012; the Company’s belief that the prices of many commodities used as raw materials for its manufacturing processes may continue to cause the Company to incur higher material costs in the future; the Company’s  belief that it will not be able to institute sufficient price increases to compensate for these increased material costs; the Company’s belief that it is likely that these increased prices will negatively impact the Company’s operating results; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2011.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2012, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of March 31, 2012, the Company’s investment portfolio, totaling approximately $53.1 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2011, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2011 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	10.1	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 2, 2012	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 2, 2012	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)