Form 10-Q
period 2012-06-30
MARINE PRODUCTS CORP
filed 2012-08-02
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 20, 2012, Marine Products Corporation had 37,776,830 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(In thousands)
(Unaudited)

	June 30,	December 31,
	2012	2011
		(Note 1)

ASSETS
Cash and cash equivalents	$3,010	$956
Marketable securities	6,180	12,402
Accounts receivable, net	3,166	2,209
Inventories	29,026	24,907
Deferred income taxes	1,066	1,021
Prepaid expenses and other current assets	1,362	1,460
Total current assets	43,810	42,955
Property, plant and equipment, net	11,677	11,884
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	49,520	41,699
Deferred income taxes	3,017	3,337
Other assets	6,583	7,189
Total assets	$118,380	$110,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,906	$2,992
Accrued expenses and other liabilities	10,290	7,662
Total current liabilities	16,196	10,654
Long-term pension liabilities	5,814	6,315
Other long-term liabilities	459	450
Total liabilities	22,469	17,419
Common stock	3,778	3,738
Capital in excess of par value	1,276	1,185
Retained earnings	92,248	89,953
Accumulated other comprehensive loss	(1,391)	(1,458)
Total stockholders’ equity	95,911	93,418
Total liabilities and stockholders’ equity	$118,380	$110,837

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net sales	$38,454	$29,098	$76,303	$56,246
Cost of goods sold	31,159	24,191	62,012	46,879
Gross profit	7,295	4,907	14,291	9,367
Selling, general and administrative expenses	4,535	3,688	9,478	7,544
Operating income	2,760	1,219	4,813	1,823
Interest income	253	272	492	508
Income before income taxes	3,013	1,491	5,305	2,331
Income tax provision	840	262	1,500	436
Net income	$2,173	$1,229	$3,805	$1,895

Earnings per share
Basic	$0.06	$0.03	$0.10	$0.05
Diluted	$0.06	$0.03	$0.10	$0.05

Dividends paid per share	$0.02	$-	$0.04	$-

Average shares outstanding
Basic	36,668	36,394	36,649	36,340
Diluted	36,710	36,781	36,796	36,848

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$2,173	$1,229	$3,805	$1,895

Other comprehensive income (loss), net of taxes
Pension adjustment	10	6	20	12
Unrealized gain (loss) on securities, net of reclassification adjustments	(2)	62	47	83

Comprehensive income	$2,181	$1,297	$3,872	$1,990

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2011	37,375	$3,738	$1,185	$89,953	$(1,458)	$93,418
Stock issued for stock incentive
plans, net	667	67	1,403	—	—	1,470
Stock purchased and retired	(266)	(27)	(1,451)	—	—	(1,478)
Net income	—	—	—	3,805	—	3,805
Pension adjustment, net of taxes	—	—	—	—	20	20
Unrealized gain on securities, net of taxes
and reclassification adjustment	—	—	—	—	47	47
Dividends declared	—	—	—	(1,510)	—	(1,510)
Excess tax benefits for share-based
payments	—	—	139	—	—	139

Balance, June 30, 2012	37,776	$3,778	$1,276	$92,248	$(1,391)	$95,911

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$3,805	$1,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	392	480
Stock-based compensation expense	755	718
Excess tax benefits for share-based payments	(139)	(77)
Deferred income tax provision (benefit)	134	(156)
(Increase) decrease in assets:
Accounts receivable	(957)	(1,752)
Inventories	(4,119)	848
Prepaid expenses and other current assets	98	113
Income taxes receivable	-	541
Other non-current assets	606	(19)
Increase (decrease) in liabilities:
Accounts payable	2,914	1,487
Income taxes payable	(7)	33
Accrued expenses and other liabilities	2,774	(59)
Other long-term liabilities	(461)	390
Net cash provided by operating activities	5,795	4,442

INVESTING ACTIVITIES
Capital expenditures	(185)	(53)
Purchases of marketable securities	(20,690)	(17,167)
Sales of marketable securities	18,239	964
Maturities of marketable securities	925	6,045
Net cash used for investing activities	(1,711)	(10,211)

FINANCING ACTIVITIES
Payment of dividends	(1,510)	-
Excess tax benefits for share-based payments	139	77
Cash paid for common stock purchased and retired	(756)	(447)
Proceeds received upon exercise of stock options	97	54
Net cash used for financing activities	(2,030)	(316)

Net increase (decrease) in cash and cash equivalents	2,054	(6,085)
Cash and cash equivalents at beginning of period	956	9,535
Cash and cash equivalents at end of period	$3,010	$3,450

Supplemental information:
Income tax payments, net	$1,376	$32

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements of Marine Products Corporation  and its wholly owned subsidiaries (“Marine Products” or the “Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data )	2012	2011	2012	2011
Net income available for stockholders:	$2,173	$1,229	$3,805	$1,895
Less: Dividends paid Common Stock	(734)	-	(1,468)	-
Restricted shares of common stock	(21)	-	(42)	-
Undistributed income	$1,418	$1,229	$2,295	$1,895

Allocation of undistributed income:
Common Stock	$1,375	$1,196	$2,226	$1,844
Restricted shares of common stock	43	33	69	51

Basic shares outstanding:
Common Stock	35,530	35,386	35,531	35,350
Restricted shares of common stock	1,138	1,008	1,118	990
	36,668	36,394	36,649	36,340
Diluted shares outstanding:
Common Stock	35,530	35,386	35,531	35,350
Dilutive effect of stock options	42	387	147	508
	35,572	35,773	35,678	35,858
Restricted shares of common stock	1,138	1,008	1,118	990
	36,710	36,781	36,796	36,848
Basic earnings per share:
Common Stock:
Distributed earnings	$0.02	$-	$0.04	$-
Undistributed income	0.04	0.03	0.06	0.05
	$0.06	$0.03	$0.10	$0.05
Restricted shares of common stock:
Distributed earnings	$0.02	$-	$0.04	$-
Undistributed income	0.04	0.03	0.06	0.05
	$0.06	$0.03	$0.10	$0.05
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.02	$-	$0.04	$-
Undistributed income	0.04	0.03	0.06	0.05
	$0.06	$0.03	$0.10	$0.05

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

(shares in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	42	42	42	42

4.	STOCK-BASED COMPENSATION

The Company reserved 2,250,000 shares of common stock under a Stock Incentive Plan with a term of ten years.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of June 30, 2012, there were approximately 612,000 shares available for grants.

Stock-based compensation for the three and six months ended June 30, 2012 and 2011 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Pre-tax expense	$379	$372	$755	$718
After tax expense	$244	$240	$487	$463

Stock Options Transactions involving Marine Products stock options for the six months ended June 30, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	564,735	$4.08	0.6 years
Granted	-	-	N/A
Exercised	(306,375)	2.67	N/A
Forfeited	(9,827)	2.67	N/A
Expired	-	-	N/A
Outstanding and exercisable at June 30, 2012	248,533	$5.87	0.8 years	$52,190

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of stock options exercised was approximately $817,000 during the six months ended June 30, 2012 and approximately $602,000 during the six months ended June 30, 2011.  Tax benefits associated with the exercise of non-qualified stock options during the six months ended June 30, 2012 of approximately $51,000 were credited to capital in excess of par value and are classified as financing cash flows.  There were no recognized excess tax benefits associated with the exercise of stock options during the six months ended June 30, 2011, since all of the stock options exercised in the second quarter of 2011 were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2011	971,000	$6.16
Granted	362,000	5.59
Vested	(194,300)	6.49
Forfeited	(1,000)	5.59
Non-vested shares at June 30, 2012	1,137,700	$6.48

The total fair value of shares vested was approximately $1,168,000 during the six months ended June 30, 2012 and $1,312,000 during the six months ended June 30, 2011.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $88,000 for the six months ended June 30, 2012 and $77,000 for the six months ended June 30, 2011 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of June 30, 2012, total unrecognized compensation cost related to non-vested restricted shares was approximately $6,302,000.  This cost is expected to be recognized over a weighted-average period of 4.1 years.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	MARKETABLE SECURITIES

Marine Products maintains investments at a large, well-capitalized financial institution.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method.  Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Net realized gain	$74	$25	$112	$25
Reclassification of net realized gains from other comprehensive income	$74	$25	$112	$25

Gross unrealized gains (losses) on marketable securities are as follows:

	June 30, 2012		December 31, 2011
	Gross unrealized		Gross unrealized
(In thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$349	$(11)	$308	$(29)
Corporate Obligations	59	-	46	-
	$408	(11)	$354	$(29)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	June 30, 2012			December 31, 2011
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$53,046	$53,385	$338	$49,553	$49,832	$279
Corporate Obligations	2,256	2,315	59	4,223	4,269	46
Total	$55,302	$55,700	$397	$53,776	$54,101	$325

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

Warranty Costs

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years. The Company records the estimated future warranty costs at the time of the sale based on its historical claims experience.  An analysis of the warranty accruals for the six months ended June 30, 2012 and 2011 is as follows:

(in thousands)	2012	2011
Balance at beginning of period	$1,973	$2,550
Less: Payments made during the period	(838)	(724)
Add: Warranty provision for the period	1,131	1,325
Changes to warranty provision for prior periods	61	(299)
Balance at June 30	$2,327	$2,852

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warranty accruals are recorded in Accrued expenses and other liabilities on the consolidated balance sheet.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender. The Company became contractually obligated to repurchase inventory of approximately $0.8 million during the year ended December 31, 2011 all of which were redistributed among existing and replacement dealers. There were no repurchases of inventory under contractual agreements during the six months ended June 30, 2012.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders for an aggregate maximum repurchase obligation of approximately $4.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $9.0 million as of June 30, 2012.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2012	December 31, 2011
Raw materials and supplies	$19,185	$15,892
Work in process	5,616	5,691
Finished goods	4,225	3,324
Total inventories	$29,026	$24,907

9.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the second quarter of 2012, the income tax provision reflects an effective tax rate of 27.9 percent, compared to an effective tax rate of 17.6 percent for the comparable period in the prior year.  For the six months ended June 30, 2012, the income tax provision reflects an effective tax rate of 28.3 percent, compared to an effective tax rate of 18.7 percent for the comparable period in the prior year.  The change in the effective tax rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest cost	$64	$66	$127	$133
Expected return on plan assets	(83)	(80)	(165)	(161)
Amortization of net losses	16	10	31	19
Net periodic benefit	$(3)	$(4)	$(7)	$(9)

During the first six months of 2012, the Company made a contribution of $637,000 to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $5,898,000 as of June 30, 2012 and $6,510,000 as of December 31, 2011.  The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.

Trading results related to the SERP assets totaled approximately the following:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gains (losses), net	$(79)	$(33)	$53	$(118)

11.	FAIR VALUE MEASUREMENTS

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$5,898	$-
Available-for-sale securities
Municipal obligations	$-	$53,385	$-
Corporate obligations	-	2,315	-
	$-	$55,700	$-

	Fair Value Measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,510	$-
Available-for-sale securities
Municipal obligations	$-	$49,832	$-
Corporate obligations	-	4,269	-
	$-	$54,101	$-

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

In implementing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix and profitability of its various models, and indications of near term demand such as consumer confidence, interest rates, fuel prices, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions.  We also consider trends related to certain key financial and other data, including our market share, unit sales of our products, average selling price per unit, and gross profit margins, among others, as indicators of the success of our strategies.  Marine Products’ financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates and credit availability — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

Our unit production and sales during the second quarter of 2012 were slightly higher than the first quarter of 2012 and significantly higher than the second quarter of 2011.  We operated at higher production levels during the second quarter of 2012 because of strong dealer demand for our new entry-level Chaparral and Robalo models.  In addition, industry indicators such as attendance at the 2012 winter boat shows, industry reports regarding 2012 retail boat sales, and the increased availability of floorplan financing for our dealers, have made us more confident regarding the near-term selling environment for our products than in 2011.

Operating income increased compared to the prior year due to higher gross profit, which was the result of higher net sales and increased production efficiencies from higher production levels.  Dealer inventories are higher at June 30, 2012 than at this time last year, but lower than at March 31, 2012, indicating strong retail sales during the 2012 retail selling season.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2012 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Management believes that net sales will increase in 2012 compared to 2011 and that our operating results will improve as well.  This belief is based on a strong 2012 retail selling season, favorable dealer and customer reception to our new models, industry reports that retail boat sales during the second quarter of 2012 have increased, and declining fuel prices.  Our dealer inventories are higher at the end of the second quarter of 2012 than at the end of the second quarter of 2011, but are lower than at the end of the first quarter of 2012.  Our backlog is higher than at the end of the second quarter of 2011, due to significantly higher dealer orders for our value-priced Chaparral H2O and Robalo models. However, our backlog is lower at the end of the second quarter of 2012 than at the end of the first quarter of 2012, since we have increased production to meet dealer demand during the retail selling season. Industry sources indicate that our market share in the small sterndrive market increased at the end of 2011, and we believe that this increase was due to higher sales volumes of these new smaller models.  Although these models carry lower average selling prices than our other Chaparral and Robalo models, we believe these sales will increase consolidated net sales, gross profit, operating income, and net income during the remainder of 2012, by increasing unit sales and spreading our fixed production costs over higher production volume.

In general, we believe that retail boat sales have started to increase over the past several quarters.  However, we also believe that retail sales increases will be modest due to a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence. We believe that these factors tend to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Near-term fluctuations in fuel prices impact our sales as well, and we believe that the recent decline in fuel prices has had a positive impact on our first and second quarter 2012 sales.  Over the long term, the lower expected returns on financial assets may have long-term effects on consumer behavior with regard to pleasure boating. Because of these lower returns, consumers may have less money for large discretionary purchases such as recreational boats because of greater need for retirement savings. For a number of years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products is enhancing its selection of models for the upcoming 2013 model year which began on July 1, 2012.  For the 2013 model year we are expanding the number of value-priced Chaparral and Robalo models that we initially introduced in 2012, as well as developing new Chaparral and Robalo models which we believe will appeal to our target markets.  We believe that the value-priced models introduced earlier in the year and the new models being developed will continue to enhance the achievement of our objectives related to improved manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing retail market share.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the six months ended June 30, 2012 and 2011 are as follows:

($ in thousands)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Total number of boats sold	880	555	1,749	1,119
Average gross selling price per boat	$40.7	$49.7	$41.1	$48.2
Net sales	$38,454	$29,098	$76,303	$56,246
Percentage of cost of goods sold to net sales	81.0%	83.1%	81.3%	83.4%
Gross profit margin percent	19.0%	16.9%	18.7%	16.6%
Percentage of selling, general and administrative expenses to net sales	11.8%	12.7%	12.4%	13.4%
Operating income	$2,760	$1,219	$4,813	$1,823
Warranty expense	$596	$459	$1,192	$1,026

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Net sales for the second quarter ended June 30, 2012 increased $9.4 million or 32.2 percent compared to the second quarter of 2011. The change in net sales was due primarily to a 58.6 percent increase in the number of boats sold partially offset by an 18.1 percent decrease in the average gross selling price per boat.  Unit sales increased dramatically due to sales of our recently introduced Chaparral H2O Sport and Fish & Ski Boats, as well as our Robalo 180 and 200 outboard sport fishing boat.  The increased sales of these smaller models also resulted in the decrease in overall average selling prices during the quarter as compared to the second quarter of 2011. Average selling prices of our other models increased slightly compared to the prior year due to changes in model mix, although unit sales in these other product lines declined compared to the prior year.   In the second quarter of 2012, sales outside of the United States accounted for 22.7 percent of net sales compared to 25.2 percent of net sales in the prior year second quarter.  Increases of 19.1 percent in international sales and 36.6 percent in domestic sales during the quarter compared to the prior year contributed to the consolidated net sales increase quantified above.  The majority of the increase in international sales was due to increased sales in Canada due to increases in the number of dealers and improvement in the Canadian economy while most other international markets continue to struggle.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the second quarter ended June 30, 2012 was $31.2 million compared to $24.2 million for the second quarter in 2011, an increase of $7.0 million or 28.8 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily due to production efficiencies related to higher production volumes during the second quarter of 2012 compared to the same period in 2011.

Selling, general and administrative expenses for the second quarter ended June 30, 2012 were $4.5 million compared to $3.7 million for second quarter in 2011, an increase of $0.8 million or 23.0 percent.  This increase was due to expenses that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense coupled with increased advertising costs.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher net sales. Warranty expense was 1.5 percent of net sales for the three months ended June 30, 2012 compared to 1.6 percent in the prior year quarter.

Operating income for the second quarter ended June 30, 2012 increased $1.5 million compared to the second quarter in 2011 due to increased net sales and gross profit in the second quarter of 2012 compared to the prior year quarter, partially offset by higher selling, general and administrative expenses.

Interest income was $253 thousand during the second quarter ended June 30, 2012 and $272 thousand for the second quarter in 2011.  The slight decrease was primarily due to lower market returns on the Company’s debt investments during the period compared to the prior year offset by an increase in the average investment balance compared to the prior year.

Income tax provision for the second quarter ended June 30, 2012 was $840 thousand compared to $262 thousand for the second quarter in 2011.  The income tax provision for the second quarter ended June 30, 2012 reflects an effective tax rate of 27.9 percent compared to an effective tax rate of 17.6 percent for the second quarter in 2011.  The change in the effective tax rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including primarily tax-exempt interest earned on municipal securities.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Net sales for the six months ended June 30, 2012 increased $20.1 million or 35.7 percent compared to the six months ended June 30, 2011. The change in net sales was due primarily to a 56.3 percent increase in the number of boats sold partially offset by a 14.7 percent decrease in the average gross selling price per boat.  Unit sales increased dramatically due to sales of our recently introduced Chaparral H2O Sport and Fish & Ski Boats, as well as our Robalo 180 and 200 outboard sport fishing boat.  The increased sales of these smaller models also resulted in the decrease in overall average selling prices during the six months ended June 30, 2012 as compared to the comparable period in 2011.  During the first six months of 2012, sales outside of the United States accounted for 22.6 percent of net sales compared to 21.7 percent of net sales in the prior year.  Increases of 40.9 percent in international sales and 34.2 percent in domestic sales during the period compared to the prior year contributed to the consolidated net sales increase quantified above.  The majority of the increase in international sales was due to increased sales in Canada due to increases in the number of dealers and improvement in the Canadian economy while most other international markets continue to struggle.

Cost of goods sold for the six months ended June 30, 2012 was $62.0 million compared to $46.9 million for the six months ended June 30, 2011, an increase of $15.1 million or 32.3 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily due to production efficiencies related to higher production volumes during the second quarter of 2012 compared to the same period in 2011.

Selling, general and administrative expenses for the six months ended June 30, 2012 were $9.5 million compared to $7.5 million for the six months ended June 30, 2011, an increase of $1.9 million or 25.6 percent.  This increase was due to expenses that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense coupled with increased advertising costs.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher net sales. Warranty expense was 1.6 percent of net sales for the six months ended June 30, 2012 compared to 1.8 percent in the prior year quarter.

Operating income for the six months ended June 30, 2012 increased $3.0 million compared to the six months ended June 30, 2011 due to increased net sales and gross profit during the first six months of 2012 compared to the first six months of 2011, partially offset by higher selling, general and administrative expenses.

Interest income was $492 thousand during the six months ended June 30, 2012 and $508 thousand for the six months ended June 30, 2011.  The slight decrease was primarily due to lower market returns on the Company’s debt investments during the period compared to the prior year offset by an increase in the average investment balance compared to the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Income tax provision for the six months ended June 30, 2012 was $1.5 million compared to $436 thousand for the six months ended June 30, 2011.  The income tax provision for the six months ended June 30, 2012 reflects an effective tax rate of 28.3 percent compared to an effective tax rate of 18.7 percent for the six months ended June 30, 2011.  The change in the effective tax rate was due primarily to the relationship of our annual estimated pretax income to permanent differences between book and taxable income including primarily tax-exempt interest earned on municipal securities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2012 were $3.0 million compared to $1.0 million at December 31, 2011.  In addition, the aggregate of short-term and long-term marketable securities were $55.7 million at June 30, 2012 compared to $54.1 million at December 31, 2011.  The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2012	2011

Net cash provided by operating activities	$5,795	$4,442
Net cash used for investing activities	(1,711)	(10,211)
Net cash used for financing activities	$(2,030)	$(316)

Cash provided by operating activities for the six months ended June 30, 2012 increased approximately $1.4 million compared to the comparable period in 2011.  This increase is primarily due to a significant increase in net income during the first six months of 2012 partially offset by higher working capital requirements during 2012 consistent with increased production volumes and the timing of adding critical manufacturing components.

Cash used for investing activities for the six months ended June 30, 2012 decreased approximately $8.5 million compared to the comparable period in 2011 due to higher sales of marketable securities in the current period partially offset by increased purchases coupled with lower maturities of marketable securities.

Cash used for financing activities for the six months ended June 30, 2012 increased approximately $1.7 million primarily due to the reinstatement of a cash dividend to commons stockholders and higher cost of open market stock repurchases.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2012 will be approximately $435 thousand, of which $185 thousand has been spent through June 30, 2012.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  During the six months ended June 30, 2012, the Company made a contribution of $637 thousand to this plan in order to achieve the Company’s funding objective and plans to make an additional cash contribution of approximately $94 thousand to this plan during the remainder of 2012.

As of June 30, 2012, the Company has purchased an aggregate total of 4,979,992 shares in the open market under the Company stock repurchase program and there are 3,270,008 shares that remain available for repurchase. The Company repurchased 54,835 shares under this program during the quarter ended June 30, 2012 and may repurchase additional outstanding common shares periodically based on market conditions.  The stock buyback program does not have a predetermined expiration date.

On July 24, 2012, the Board of Directors approved a $0.02 per share cash dividend payable September 10, 2012 to stockholders of record at the close of business August 10, 2012.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2012 and 2011.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company became contractually obligated to repurchase inventory of approximately $0.8 million during the year ended December 31, 2011 all of which were redistributed among existing and replacement dealers. There were no repurchases of inventory under contractual agreements during the six months ended June 30, 2012.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $9.0 million as of June 30, 2012.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $231 thousand in the six months ended June 30, 2012 and $362 thousand in the six months ended June 30, 2011.

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

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been extremely volatile since 2008.   The prices of these commodities fell dramatically due to the global recession and financial crisis in late 2008.  During 2009, these commodity prices began to rise, and continued to rise throughout 2011.  By the end of 2011, the prices of some of these commodities, such as copper, were higher than the peak market prices reached during 2008.  Prices of these commodities, while still volatile, have moderated during the second quarter of 2012 and have not adversely affected our financial results during the first and second quarters of 2012.  We institute price increases to our dealers to compensate for these cost increases when they occur, but these price increases historically have not been enough to compensate fully for the increases in commodity costs.  Due to the intense competition in our business, we do not believe that we will be able to institute sufficient price increases to our dealers to compensate for these increased materials costs.  It is likely that any continued increases in commodity costs would negatively impact the Company’s operating results.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; the Company’s belief that there exists a favorable outlook for the near-term selling environment for our products; management’s belief that net sales will increase in 2012 compared to 2011; the Company’s belief that sales of the Company’s new models will increase consolidated net sales, gross profit, operating income and net income during the remainder of 2012, by increasing unit sales and spreading our fixed production costs over higher production volume; the Company’s belief that retail  boat sales have started to increase over the past several quarters; the Company’s belief that this increase in retail sales will be modest; our belief that a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence will tend to discourage consumers from purchasing large discretionary goods such as pleasure boats; the financial crisis may have long term effects on consumer behavior with regard to pleasure boating; the Company’s belief that the recreational boating industry promotional program will benefit the industry and Marine Products; our plans to expand the selection of value-priced Chaparral and Robalo models we initially introduced in 2012 as well as developing new Chaparral and Robalo models which we believe will appeal to our target markets; our belief that the value-priced models introduced earlier in the year and the new models being developed will continue to enhance the achievement of our objectives related to improved manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing the retail market share; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2012; the Company’s expectation about contributions to its pension plan in 2012; the Company’s belief that it may repurchase additional outstanding common shares periodically based on market conditions; the Company’s expectation to continue to pay cash dividends to common stockholders subject to earnings and financial condition of the Company and other relevant factors; the Company’s belief that it will not be able to institute sufficient price increases to compensate for these increased material costs; the Company’s belief that it is likely that these increased prices will negatively impact the Company’s operating results; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2011.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2012, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of June 30, 2012, the Company’s investment portfolio, totaling approximately $55.7 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2011, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2011 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, June 30, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchases during the second quarter ended June 30, 2012 were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs [1]

Total remaining repurchases authorized at 4/1/2012				3,324,843

Month #1 April 1, 2012 to April 30, 2012	-	-	-	3,324,843

Month #2 May 1, 2012 to May 31, 2012	48,510	$5.61	48,510	3,276,333

Month #3 June 1, 2012 to June 30, 2012	6,325	5.12	6,325	3,270,008

Totals	54,835	$5.56	54,835	3,270,008

[1].
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares.  On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of June 30, 2012, a total of 4,979,992 shares have been repurchased in the open market under this program and there are 3,270,008 shares that remain available for repurchase.  The program does not have a predetermined expiration date.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: August 2, 2012	Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 2, 2012	Ben M. Palmer Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)