Form 10-Q
period 2012-09-30
MARINE PRODUCTS CORP
filed 2012-11-01
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, Marine Products Corporation had 37,780,444 shares of common stock outstanding.

Marine Products Corporation

Table of Contents

		Page No.

Part I. Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – As of September 30, 2012 and December 31, 2011	3

	Consolidated Statements of Operations – for the three and nine months ended September 30, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income – for the three and nine months ended September 30, 2012 and 2011	5

	Consolidated Statement of Stockholders’ Equity – for the nine months ended September 30, 2012	6

	Consolidated Statements of Cash Flows – for the nine months ended September 30, 2012 and 2011	7

	Notes to Consolidated Financial Statements	8-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information
Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27-28

Signatures		29

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In thousands)
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS		(Note 1)

Cash and cash equivalents	$6,575	$956
Marketable securities	7,315	12,402
Accounts receivable, net	3,196	2,209
Inventories	28,396	24,907
Deferred income taxes	1,071	1,021
Prepaid expenses and other current assets	1,552	1,460
Total current assets	48,105	42,955
Property, plant and equipment, net	11,575	11,884
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	48,549	41,699
Deferred income taxes	3,139	3,337
Other assets	6,678	7,189
Total assets	$121,819	$110,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$7,045	$2,992
Accrued expenses and other liabilities	10,583	7,662
Total current liabilities	17,628	10,654
Long-term pension liabilities	5,959	6,315
Other long-term liabilities	458	450
Total liabilities	24,045	17,419
Common stock	3,778	3,738
Capital in excess of par value	1,711	1,185
Retained earnings	93,604	89,953
Accumulated other comprehensive loss	(1,319)	(1,458)
Total stockholders’ equity	97,774	93,418
Total liabilities and stockholders’ equity	$121,819	$110,837

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	$38,494	$22,254	$114,797	$78,500
Cost of goods sold	31,120	17,620	93,132	64,499
Gross profit	7,374	4,634	21,665	14,001
Selling, general and administrative expenses	4,601	3,140	14,079	10,684
Operating income	2,773	1,494	7,586	3,317
Interest income	196	233	688	741
Income before income taxes	2,969	1,727	8,274	4,058
Income tax provision	859	527	2,359	963
Net income	$2,110	$1,200	$5,915	$3,095

Earnings per share
Basic	$0.06	$0.03	$0.16	$0.09
Diluted	$0.06	$0.03	$0.16	$0.08

Dividends paid per share	$0.02	$-	$0.06	$-

Average shares outstanding
Basic	36,648	36,404	36,648	36,362
Diluted	36,758	36,574	36,793	36,781

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$2,110	$1,200	$5,915	$3,095

Other comprehensive income (loss), net of taxes
Pension adjustment	10	7	30	19
Unrealized gain (loss) on securities, net of reclassification adjustments	62	(38)	109	45

Comprehensive income	$2,182	$1,169	$6,054	$3,159

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
			Capital in Excess of Par Value
	Common Stock			Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2011	37,375	$3,738	$1,185	$89,953	$(1,458)	$93,418
Stock issued for stock incentive
plans, net	663	66	1,782	—	—	1,848
Stock purchased and retired	(258)	(26)	(1,403)	—	—	(1,429)
Net income	—	—	—	5,915	—	5,915
Pension adjustment, net of taxes	—	—	—	—	30	30
Unrealized gain on securities, net of taxes
and reclassification adjustment	—	—	—	—	109	109
Dividends declared	—	—	—	(2,264)	—	(2,264)
Excess tax benefits for share-based
payments	—	—	147	—	—	147

Balance, September 30, 2012	37,780	$3,778	$1,711	$93,604	$(1,319)	$97,774

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$5,915	$3,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582	696
Stock-based compensation expense	1,135	1,090
Excess tax benefits for share-based payments	(147)	(77)
Deferred income tax benefit	(33)	(16)
(Increase) decrease in assets:
Accounts receivable	(987)	(912)
Inventories	(3,489)	(1,258)
Prepaid expenses and other current assets	(92)	128
Income taxes receivable	-	558
Other non-current assets	511	154
Increase (decrease) in liabilities:
Accounts payable	4,053	2,735
Income taxes payable	64	397
Accrued expenses and other liabilities	3,004	186
Other long-term liabilities	(302)	(188)
Net cash provided by operating activities	10,214	6,588

INVESTING ACTIVITIES
Capital expenditures	(273)	(142)
Purchases of marketable securities	(27,077)	(24,773)
Sales of marketable securities	24,558	5,801
Maturities of marketable securities	925	8,760
Net cash used for investing activities	(1,867)	(10,354)

FINANCING ACTIVITIES
Payment of dividends	(2,264)	-
Excess tax benefits for share-based payments	147	77
Cash paid for common stock purchased and retired	(708)	(447)
Proceeds received upon exercise of stock options	97	54
Net cash used for financing activities	(2,728)	(316)

Net increase (decrease) in cash and cash equivalents	5,619	(4,082)
Cash and cash equivalents at beginning of period	956	9,535
Cash and cash equivalents at end of period	$6,575	$5,453

Supplemental information:
Income tax payments, net	$2,337	$47

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements of Marine Products Corporation  and its wholly owned subsidiaries (“Marine Products” or the “Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

A group that includes the Company’s Chairman of the Board, R. Randall Rollins, and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.   The amendments in this codification permit an entity to first assess qualitative factors to determine whether it is “more likely than not” that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30.  An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period, proceeding directly to performing the quantitative impairment test and resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption being permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not been issued.  The Company intends to adopt these provisions in the fourth quarter of 2012 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2012	2011	2012	2011

Net income available for stockholders:	$2,110	$1,200	$5,915	$3,095
Less: Dividends paid	(754)	-	(2,264)	-
Undistributed income	$1,356	$1,200	$3,651	$3,095

Basic shares outstanding:
Common Stock	35,514	35,409	35,525	35,371
Restricted shares of common stock	1,134	995	1,123	991
	36,648	36,404	36,648	36,362
Diluted shares outstanding:
Common Stock	35,514	35,409	35,525	35,371
Dilutive effect of stock options	110	170	145	419
	35,624	35,579	35,670	35,790
Restricted shares of common stock	1,134	995	1,123	991
	36,758	36,574	36,793	36,781
Basic earnings per share:
Common Stock:
Distributed earnings	$0.02	$-	$0.06	$-
Undistributed income	0.04	0.03	0.10	0.09
	$0.06	$0.03	$0.16	$0.09
Restricted shares of common stock:
Distributed earnings	$0.02	$-	$0.06	$-
Undistributed income	0.04	0.03	0.10	0.08
	$0.06	$0.03	$0.16	$0.08
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.02	$-	$0.06	$-
Undistributed income	0.04	0.03	0.10	0.08
	$0.06	$0.03	$0.16	$0.08

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

(shares in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	42	42	42	42

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION

The Company reserved 2,250,000 shares of common stock under a Stock Incentive Plan with a term of ten years.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2012, there were approximately 616,000 shares available for grants.

Stock-based compensation for the three and nine months ended September 30, 2012 and 2011 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Pre-tax expense	$380	$372	$1,135	$1,090
After tax expense	$245	$240	$732	$703

Stock Options

Transactions involving Marine Products stock options for the nine months ended September 30, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	564,735	$4.08	0.6 years
Granted	-	-	N/A
Exercised	(306,375)	2.67	N/A
Forfeited	(9,827)	2.67	N/A
Expired	-	-	N/A
Outstanding and exercisable at September 30, 2012	248,533	$5.87	0.5 years	$22,370

The total intrinsic value of stock options exercised was approximately $817,000 during the nine months ended September 30, 2012 and approximately $602,000 during the nine months ended September 30, 2011.  Tax benefits associated with the exercise of non-qualified stock options during the nine months ended September 30, 2012 of approximately $51,000 were credited to capital in excess of par value and are classified as financing cash flows.  There were no recognized excess tax benefits associated with the exercise of stock options during the nine months ended September 30, 2011, since all of the stock options exercised in 2011 were incentive stock options which do not generate tax deductions for the Company.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2011	971,000	$6.16
Granted	362,000	5.59
Vested	(194,300)	6.49
Forfeited	(5,200)	5.59
Non-vested shares at September 30, 2012	1,133,500	$6.47

The total fair value of shares vested was approximately $1,168,000 during the nine months ended September 30, 2012 and $1,312,000 during the nine months ended September 30, 2011.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $96,000 for the nine months ended September 30, 2012 and $77,000 for the nine months ended September 30, 2011 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of September 30, 2012, total unrecognized compensation cost related to non-vested restricted shares was approximately $5,923,000.  This cost is expected to be recognized over a weighted-average period of 3.9 years.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net realized gain	$36	$25	$148	$50
Reclassification of net realized gains from other comprehensive income	$36	$25	$148	$50

Gross unrealized gains (losses) on marketable securities are as follows:

	September 30, 2012		December 31, 2011
	Gross unrealized		Gross unrealized
(In thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$434	$(1)	$308	$(29)
Corporate Obligations	60	-	46	-
	$494	(1)	$354	$(29)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	September 30, 2012			December 31, 2011
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$53,597	$54,030	$433	$49,553	$49,832	$279
Corporate Obligations	1,774	1,834	60	4,223	4,269	46
Total	$55,371	$55,864	$493	$53,776	$54,101	$325

Municipal obligations consist primarily of municipal notes rated A1/P1 or higher ranging in maturity from less than 12 months to over 10 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from two to four years.  These securities are rated BBB or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2014 and 2048.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years. The Company records the estimated future warranty costs at the time of the sale based on its historical claims experience.  An analysis of the warranty accruals for the nine months ended September 30, 2012 and 2011 is as follows:

(in thousands)	2012	2011
Balance at beginning of period	$1,973	$2,550
Less: Payments made during the period	(1,286)	(1,184)
Add: Warranty provision for the period	1,698	1,649
Changes to warranty provision for prior periods	92	(609)
Balance at September 30	$2,477	$2,406

The warranty accruals are recorded in accrued expenses and other liabilities on the consolidated balance sheet.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender. The Company became contractually obligated to repurchase inventory of approximately $0.8 million during the year ended December 31, 2011 all of which were redistributed among existing and replacement dealers. There was no material repurchases of inventory under contractual agreements during the nine months ended September 30, 2012.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders for an aggregate maximum repurchase obligation of approximately $6.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $10.8 million as of September 30, 2012.

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

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2012	December 31, 2011
Raw materials and supplies	$19,097	$15,892
Work in process	6,683	5,691
Finished goods	2,616	3,324
Total inventories	$28,396	$24,907

9.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the third quarter of 2012, the income tax provision reflects an effective tax rate of 28.9 percent, compared to an effective tax rate of 30.5 percent for the comparable period in the prior year.  For the nine months ended September 30, 2012, the income tax provision reflects an effective tax rate of 28.5 percent, compared to an effective tax rate of 23.7 percent for the comparable period in the prior year.  The current year rate is a result of increased pre-tax income offset by continued beneficial permanent difference including tax-exempt interest income, and a favorable U.S. manufacturing deduction.

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest cost	$63	$67	$190	$200
Expected return on plan assets	(82)	(81)	(247)	(243)
Amortization of net losses	15	10	46	29
Net periodic benefit	$(4)	$(4)	$(11)	$(14)

During the first nine months of 2012, the Company made a contribution of $684,000 to this plan.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $5,990,000 as of September 30, 2012 and $6,510,000 as of December 31, 2011.  The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.

Trading results related to the SERP assets totaled approximately the following:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gains (losses), net	$92	$(174)	$145	$(166)

11.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$5,990	$-
Available-for-sale securities
Municipal obligations	$-	$54,030	$-
Corporate obligations	-	1,834	-
	$-	$55,864	$-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,510	$-
Available-for-sale securities
Municipal obligations	$-	$49,832	$-
Corporate obligations	-	4,269	-
	$-	$54,101	$-

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

12.	SUBSEQUENT EVENT

On October 24, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.02 per share in addition to a special dividend of $0.55 per share both payable December 10, 2012 to stockholders of record at the close of business November 9, 2012.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marine Products Corporation, through our wholly owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets.  Many of these dealers finance their inventory through third-party floorplan lenders, who pay Marine Products generally within seven to ten days after delivery of the products to the dealers.

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

Our sales during the third quarter of 2012 were slightly higher than the second quarter of 2012 and significantly higher than the third quarter of 2011.  We operated at higher production levels during the third quarter of 2012 because of strong dealer demand for our new entry-level Chaparral and Robalo models.

Operating income increased compared to the prior year due to higher gross profit, which was the result of higher net sales and increased production efficiencies from higher production levels.  Dealer inventories are higher at September 30, 2012 than both this time last year and June 30, 2012, however unit order backlog was higher at the end of the third quarter than at the end of the second quarter of 2012 or the third quarter of 2011, indicating strong dealer and customer orders.

OUTLOOK

The discussion on the outlook for 2012 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Management believes that net sales will increase in 2012 compared to 2011 and that our operating results will improve as well.  We increased production to meet dealer demand during the retail selling season for the new 2013 model year.  Industry sources indicate that our market share in the small sterndrive market increased significantly during the first six months of 2012 as compared to the twelve months of 2011, and we believe that this increase was due to higher sales volumes of our value priced chaparral H20 and Robalo models, lengths ranging from 18 to 20 feet.  Although these models carry lower average selling prices than our other Chaparral and Robalo models, we believe these sales will increase consolidated net sales, gross profit, operating income, and net income for the full year of 2012, by increasing unit sales and spreading our fixed production costs over higher production volume.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

In general, retail boat sales have increased over the past year.  However, we believe that overall industry retail sales increases will be modest due to a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence. We believe that these factors tend to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Near-term fluctuations in fuel prices impact our sales as well, and we believe that the stable fuel prices during the 2012 retail selling season compared to the first quarter of 2012 and the third quarter of 2011 have had a positive impact on our 2012 sales.  Over the long term, the lower expected returns on financial assets may have long-term effects on consumer behavior with regard to pleasure boating. Because of these lower returns, consumers may have less money for large discretionary purchases such as recreational boats because of greater need for retirement savings. For a number of years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products is enhancing its selection of models for the 2013 model year which began on July 1, 2012.  We are enhancing the value-priced Chaparral and Robalo models that was initially introduced for model year 2012, as well as developing two new Chaparral models and one new Robalo model which we believe will appeal to our target markets.  We believe that the value-priced models we are producing will continue to enhance the achievement of our objectives related to improved manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing retail market share.

Our financial results for the remainder of 2012 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials and key components.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2012 and 2011 are as follows:

($ in thousands)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Total number of boats sold	878	390	2,627	1,509
Average gross selling price per boat	$41.1	$54.0	$41.1	$49.7
Net sales	$38,494	$22,254	$114,797	$78,500
Percentage of Cost of Goods Sold to net sales	80.8%	79.2%	81.1%	82.2%
Gross profit margin percent	19.2%	20.8%	18.9%	17.8%
Percentage of selling, general and administrative expenses to net sales	12.0%	14.1%	12.3%	13.6%
Operating income	$2,773	$1,494	$7,586	$3,317
Warranty expense	$597	$14	$1,789	$1,040

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Net sales for the third quarter ended September 30, 2012 increased $16.2 million or 73.0 percent compared to the third quarter of 2011. The change in net sales was due primarily to a 125.1 percent increase in the number of boats sold partially offset by a 23.9 percent decrease in the average gross selling price per boat.  Unit sales increased dramatically due to sales of our recently introduced Chaparral H2O Sport and Fish & Ski Boats, as well as our Robalo 180 and 200 outboard sport fishing boat.   Average selling prices and unit sales of our other models increased slightly compared to the prior year due to changes in model mix.  In the third quarter of 2012, sales outside of the United States accounted for 18.4 percent of net sales compared to 19.9 percent of net sales in the prior year third quarter.  Domestic sales increased 76.4 percent and international sales increased 59.4 percent during the quarter compared to the prior year.  The majority of the increase in international sales was due to increased sales in Canada due to improvement in the Canadian economy while most other international markets experienced a slight improvement.

Cost of goods sold for the third quarter ended September 30, 2012 was $31.1 million compared to $17.6 million for the third quarter in 2011, an increase of $13.5 million or 76.6 percent.  Cost of goods sold, as a percentage of net sales increased primarily due to increased sales of the smaller models which carry lower margins partially offset by increased production efficiencies due to higher production levels.

Selling, general and administrative expenses for the third quarter ended September 30, 2012 were $4.6 million compared to $3.1 million for the third quarter in 2011, an increase of $1.5 million or 46.5 percent.  This increase was due to expenses that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense coupled with increased advertising costs.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher net sales. Warranty expense was 1.6 percent of net sales for the three months ended September 30, 2012 compared to .06 percent in the prior year quarter.  This is primarily due to a favorable adjustment to the warranty accrual in the third quarter of last year, due to positive claims experience.

Operating income for the third quarter ended September 30, 2012 increased $1.3 million compared to the third quarter in 2011 due to increased net sales and gross profit in the third quarter of 2012 compared to the prior year quarter, partially offset by higher selling, general and administrative expenses.

Interest income was $196 thousand during the third quarter ended September 30, 2012 and $233 thousand for the third quarter in 2011.  The slight decrease was primarily due to lower market returns on the Company’s investments during the period compared to the prior year offset by an increase in the average investment balance compared to the prior year.

Income tax provision for the third quarter ended September 30, 2012 was $859 thousand compared to $527 thousand for the third quarter in 2011.  The income tax provision for the third quarter ended September 30, 2012 reflects an effective tax rate of 28.9 percent compared to an effective tax rate of 30.5 percent for the third quarter in 2011.  The change in the effective tax rate is a result of normal fluctuations in the relationship of our annual pre-tax income to permanent differences, including tax-exempt interest income earned on municipal securities and the beneficial effect of the U.S. manufacturing deduction.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Net sales for the nine months ended September 30, 2012 increased $36.3 million or 46.2 percent compared to the nine months ended September 30, 2011. The change in net sales was due primarily to a 74.1 percent increase in the number of boats sold partially offset by a 17.3 percent decrease in the average gross selling price per boat.  Unit sales increased dramatically due to sales of our recently introduced Chaparral H2O Sport and Fish & Ski Boats, as well as our Robalo 180 and 200 outboard sport fishing boat.  The increased sales of these smaller models also resulted in the decrease in overall average selling prices during the nine months ended September 30, 2012 as compared to the comparable period in 2011. During the first nine months of 2012, sales outside of the United States accounted for 21.2 percent of net sales, unchanged compared to 21.2 percent of net sales in the prior year.  Domestic sales increased 46.3 percent and international sales increased 45.9 percent during the period compared to the prior year.  The majority of the increase in international sales was due to increased sales in Canada due to increases in the number of dealers and improvement in the Canadian economy while most other international markets have struggled.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the nine months ended September 30, 2012 was $93.1 million compared to $64.5 million for the nine months ended September 30, 2011, an increase of $28.6 million or 44.4 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily due to production efficiencies related to higher production volumes during the first nine months of 2012 compared to the prior period.

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $14.1 million compared to $10.7 million for the nine months ended September 30, 2011, an increase of $3.4 million or 31.8 percent.  This increase was due to expenses that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense coupled with increased advertising costs.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher net sales. Warranty expense was 1.6 percent of net sales for the nine months ended September 30, 2012 compared to 1.3 percent in the prior year.

Operating income for the nine months ended September 30, 2012 increased $4.3 million compared to the nine months ended September 30, 2011 due to increased net sales and gross profit during the first nine months of 2012 compared to the first nine months of 2011, partially offset by higher selling, general and administrative expenses.

Interest income was $688 thousand during the nine months ended September 30, 2012 and $741 thousand for the nine months ended September 30, 2011.  The slight decrease was primarily due to lower market returns on the company’s investments during the period compared to the prior year offset by an increase in the average investment balance compared to the prior year.

Income tax provision for the nine months ended September 30, 2012 was $2.4 million compared to $963 thousand for the nine months ended September 30, 2011.  The income tax provision for the nine months ended September 30, 2012 reflects an effective tax rate of 28.5 percent compared to an effective tax rate of 23.7 percent for the nine months ended September 30, 2011.  The change in the effective tax rate is a result of normal fluctuations in the relationship of our annual estimated pretax income to permanent differences between book and taxable income including tax-exempt interest earned on municipal securities, and the beneficial effect of the U.S. manufacturing deduction.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2012 were $6.6 million compared to $1.0 million at December 31, 2011.  In addition, the aggregate of short-term and long-term marketable securities were $55.9 million at September 30, 2012 compared to $54.1 million at December 31, 2011.  The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2012	2011

Net cash provided by operating activities	$10,214	$6,588
Net cash used for investing activities	(1,867)	(10,354)
Net cash used for financing activities	$(2,728)	$(316)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash provided by operating activities for the nine months ended September 30, 2012 increased approximately $3.6 million compared to the comparable period in 2011.  This increase is primarily due to a significant increase in net income during the first nine months of 2012 partially offset by higher working capital requirements during 2012 consistent with increased production volumes and the timing of adding critical manufacturing components into inventory.

Cash used for investing activities for the nine months ended September 30, 2012 decreased approximately $8.5 million compared to the comparable period in 2011 due to higher sales of marketable securities in the current period partially offset by increased purchases coupled with lower maturities of marketable securities.

Cash used for financing activities for the nine months ended September 30, 2012 increased approximately $2.4 million primarily due to the reinstatement of a cash dividend to commons stockholders and higher cost of stock repurchases.

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

Cash Requirements

The Company currently expects that capital expenditures during 2012 will be approximately $435 thousand, of which $273 thousand has been spent through September 30, 2012.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  During the nine months ended September 30, 2012, the Company made a contribution of $684 thousand to this plan in order to achieve the Company’s funding objective and plans to make no further cash contribution to this plan during the remainder of 2012.

As of September 30, 2012, the Company has purchased an aggregate total of 4,981,773 shares in the open market under the Company stock repurchase program and there are 3,268,227 shares that remain available for repurchase. The Company repurchased 1,781 shares under this program during the quarter ended September 30, 2012, increasing the total shares repurchased for the first nine months of 2012 to 56,616 shares.  The Company may repurchase additional outstanding common shares periodically based on market conditions.   The stock buyback program does not have a predetermined expiration date.

On October 24, 2012, the Board of Directors approved a $0.02 per share cash dividend in addition to a special dividend of $0.55 per common share, both payable December 10, 2012 to stockholders of record at the close of business November 9, 2012.  This special dividend which is estimated to be $20.1 million will be funded in part by liquidating a portion of our marketable securities investment portfolio.   The Company’s balance sheet will remain strong and liquid following payment of this dividend and continue to support sales growth and allow it to pursue strategic opportunities to enhance shareholder value over the long term.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the nine months ended September 30, 2012 and 2011.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company became contractually obligated to repurchase inventory of approximately $0.8 million during the year ended December 31, 2011 all of which were redistributed among existing and replacement dealers. There was no material repurchases of inventory under contractual agreements during the nine months ended September 30, 2012.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $10.8 million as of September 30, 2012.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $383 thousand in the nine months ended September 30, 2012 and $500 thousand in the nine months ended September 30, 2011.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have historically experienced volatility.   The prices of these commodities fell dramatically due to the global recession and financial crisis in late 2008.  During 2009, these commodity prices began to rise, and continued to rise throughout 2011.  By the end of 2011, the prices of some of these commodities, such as copper, were higher than the peak market prices reached during 2008.  Prices of these commodities, while still volatile, have moderated during the second and third quarters of 2012 and have not adversely affected our financial results during 2012.  We institute price increases to our dealers to compensate for these cost increases when they occur, but these price increases historically have not been enough to compensate fully for the increases in commodity costs.  Due to the intense competition in our business, we do not believe that we will be able to institute sufficient price increases to our dealers to compensate for these increased materials costs.  It is likely that any continued increases in commodity costs would negatively impact the Company’s operating results.

New boat buyers typically finance their purchases.  Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance boat purchase.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; enhance the Company’s belief that there exists a favorable outlook for the near-term selling environment for our products; management’s belief that net sales will increase in 2012 compared to 2011; the Company’s belief that sales of the Company’s new models will increase consolidated net sales, gross profit, operating income and net income during the remainder of 2012, by increasing unit sales and spreading our fixed production costs over higher production volume; the Company’s belief that retail  boat sales have started to increase over the past several quarters; the Company’s belief that this increase in retail sales will be modest; our belief that a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence will tend to discourage consumers from purchasing large discretionary goods such as pleasure boats; the lower expected returns on financial assets may have long term effects on consumer behavior with regard to pleasure boating; the Company’s belief that the recreational boating industry promotional program have incrementally benefited the industry and Marine Products; our plans to enhance the value-priced Chaparral and Robalo models we initially introduced in 2012 as well as developing new Chaparral and Robalo models which we believe will appeal to our target markets; our belief that the value-priced models introduced last year and the new models being developed will continue to enhance the achievement of our objectives related to improved manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing the retail market share; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2012; the Company’s expectation about contributions to its pension plan in 2012; the Company’s belief that it may repurchase additional outstanding common shares periodically based on market conditions; the Company’s expectation to continue to pay cash dividends to common stockholders subject to earnings and financial condition of the Company and other relevant factors; the Company’s belief that it will not be able to institute sufficient price increases to compensate for these increased material costs; the Company’s belief that it is likely that these increased prices will negatively impact the Company’s operating results; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.  The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2011.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2012, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of September 30, 2012, the Company’s investment portfolio, totaling approximately $55.9 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2011, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2011 and the Company currently expects no such changes through the remainder of the current year.  In the fourth quarter, the Board of Directors declared a cash dividend of $0.02 in addition to a special dividend of $0.55 per share, both to be paid on December 10, 2012 to shareholders of record on November 9, 2012.  We expect to liquidate a portion of our marketable securities investment portfolio to fund the special dividend.  Although neither the specific securities to be liquidated nor the timing have been determined, we expect to recognize small gains upon the sale of these investments.

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

As of the end of the period covered by this report, September 30, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchases during the third quarter ended September 30, 2012 were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs [1]

Total remaining repurchases authorized at 7/1/2012				3,270,008

Month #1 July 1, 2012 to July 31, 2012	128	$5.48	128	3,269,880

Month #2 August 1, 2012 to August 31, 2012	1,653	$5.49	1,653	3,268,227

Month #3 September 1, 2012 to September 30, 2012	-	-	-	3,268,227

Totals	1,781	$5.49	1,781	3,268,227

[1].
 The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on September 14, 2005 authorizing the repurchase of an additional 3,000,000 shares.  On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of September 30, 2012, a total of 4,981,773 shares have been repurchased in the open market under this program and there are 3,268,227 shares that remain available for repurchase.  The program does not have a predetermined expiration date.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: November 1, 2012	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	/s/ Ben M. Palmer
Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)