Form 10-K
period 2012-12-31
MARINE PRODUCTS CORP
filed 2013-03-01
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

Large accelerated filer ☐   Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2012, the last business day of the registrant’s most recent second fiscal quarter, was $62,673,648 based on the closing price on the New York Stock Exchange on June 30, 2012 of $6.08 per share.

Marine Products Corporation had 38,104,520 shares of common stock outstanding as of February 15, 2013.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Acquisition Company LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; enhance the Company’s belief that there exists a favorable outlook for the near-term selling environment for our products; management’s belief that net sales will increase in 2013 compared to 2012; the Company’s belief that sales of the Company’s new models will either maintain or increase consolidated net sales, gross profit, operating income and net income compared to 2012, by increasing unit sales and spreading our fixed production costs over higher production volume; the Company’s belief that retail boat sales have started to increase over the past several quarters; the Company’s belief that this increase in retail sales will be modest; our belief that a slow recovery from the recession, continued high unemployment, depressed real estate values and continued weak consumer confidence will tend to discourage consumers from purchasing large discretionary goods such as pleasure boats; the lower expected returns on financial assets may have long term effects on consumer behavior with regard to pleasure boating; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; our plans to enhance the value-priced Chaparral and Robalo models we initially introduced in 2012 as well as to develop new Chaparral and Robalo models which we believe will appeal to our target markets; our belief that the value-priced models introduced last year and the new models being developed will continue to enhance the achievement of our objectives related to improved manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing the retail market share; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2013; the Company’s expectation about contributions to its pension plan in 2013; the Company’s belief that it may repurchase additional outstanding common shares periodically based on market conditions; our plans, intentions, and strategies regarding pursuing acquisitions and strategic alliances; the Company’s expectation to continue to pay cash dividends to common stockholders subject to earnings and financial condition of the Company and other relevant factors; the Company’s expectations about the use of net operating loss carryforwards; the expectation that boat operating licenses will not be unduly restrictive; the Company’s expectation to continue purchasing sterndrive engines through the ABA; expectations regarding expenditures necessary to comply with environmental or safety regulations; the Company’s belief that it will not be able to institute sufficient price increases to compensate for increased material costs; the Company’s belief that it is likely that these increased prices will negatively impact the Company’s operating results; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  See “Rick Factors” on page 12 for a discussion of factors that may cause actual results to differ from our projections.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, sport yacht and sport fishing markets. The Company sells its products to a network of 135 domestic and 69 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive and inboard-powered pleasure boats including H2O Sport and Fish & Ski boats, SSi and SSX Sportboats, Sunesta Sportdecks and Xtreme Tow boats, Signature Cruisers, Premiere Sport Yachts and Robalo outboard sport fishing boats. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2012] indicate that Chaparral is the third largest manufacturer of sterndrive boats in lengths from 18 to 35 feet in the United States.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained work force. With almost 47 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.

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

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral – H2O Sport Series	4	18′-19′	$24,000 - $39,000
Fiberglass multipurpose runabouts. Sport and Ski & Fish series offers an affordable, entry-level product with a national fixed retail price including a standard engine and single axle trailer. Marketed to both experienced and value-conscious buyers.

Chaparral - SSi Wide Tech™	6	20′-25′	$41,000 - $100,000
Fiberglass closed deck runabouts. Encompasses affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups. Wide TechTM is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout, the style of a sportboat and the roominess of a cruiser.

Chaparral - SSX Sportdeck	5	26′-32′	$92,000 - $328,000	Fiberglass bowrider crossover sportboats that combine the ride of a sportboat and the usefulness of a deckboat. Marketed as high value runabouts for family groups.

Chaparral – Sunesta and Xtreme Tow Boat	8	20′-28′	$60,000 - $164,000
Fiberglass pleasure boats with a high-performance hull design and updated styling. Xtreme, with Wide Tech™ innovation, is marketed as a high-performance wakeboard/ski boat with technical features and styling that appeal to wakeboard and ski enthusiasts.

Chaparral - Signature Cruiser	6	27′-37′	$101,000 - $487,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Chaparral - Premiere Sport Yacht	1	42′	$700,000 - $896,000	High value, fiberglass sport yacht with a Wide TechTM bow design marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo - Sport Fishing Boat	13	18′-30′	$28,000 - $301,000
Sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen.  For the 2013 model year, two models are marketed to first-time and value-conscious buyers with a national fixed retail price and standard features.

 Manufacturing

Marine Products’ manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. The Company idled its plant located in Valdosta, Georgia in response to declines in production volumes in a prior year. Marine Products utilizes five different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. The Company’s manufacturing operations are ISO 9001: 2008 certified, which is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2008 surpasses previous ISO designations. Management believes Chaparral is the third largest sterndrive boat manufacturing brand to hold the ISO 9001: 2008 certification. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers. The manufacturing process begins with the design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

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

For our Chaparral Premiere model, Marine Products provides a transferable five-year limited structural hull and deck warranty against defects in material and workmanship for the original and one subsequent owner.  A one-year limited warranty is available on most other components to the original owner and one subsequent owner along with warranties on some additional items ranging from one to five years.

For our Robalo products, Marine Products provides a transferable ten-year limited structural hull warranty against defects in material and workmanship to the original owner, and a five-year limited hull warranty to one subsequent owner.  Additionally, Marine Products provides a transferable one-year limited warranty on other components.

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

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel, copper and resins made from hydrocarbon feedstocks. In response to global economic uncertainties, the prices of these commodities have fluctuated significantly over the past several years.  During 2011 and 2012, these prices stabilized, but at historically high levels. See “Inflation” below.

Sales and Distribution

Domestic sales are made through approximately 74 Chaparral dealers, 16 Robalo dealers and 45 dealers that sell both brands located in markets throughout the United States. Marine Products also has 69 international dealers.  During 2012 the financial strength of our dealer network improved due to lower field inventories and improved availability of floorplan financing. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ seven independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounted for more than 10 percent of net sales during 2012, 2011 or 2010.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with its international sales or risk related to foreign currency fluctuation.  The volume of sales to international dealers as a percentage of total net sales declined in 2012 compared to 2011 due to the persistent economic crisis primarily in Europe.  International sales demand is also affected by the value of the U.S. dollar relative to other currencies. International net sales as a percentage of total net sales were 20.3 percent in 2012, 21.4 percent in 2011, and 30.5 percent in 2010.

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

Approximately 67 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or pay cash. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within 5 business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits set by the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase amount is limited to a maximum of 15 percent of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $5.3 million as of December 31, 2012.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million, with various expiration and cancellation terms of less than one year. The aggregate repurchase obligation with all financing institutions was approximately $10.7 million as of December 31, 2012.  In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturers’ repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2013 model year (which commenced July 1, 2012), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through May 1, 2013. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We believe that our dealers’ inventories of our boat models are appropriate relative to the current level of customer demand; 64 percent of dealers’ inventories are 2013 model year units.  The sales order backlog as of December 31, 2012 was approximately 809 boats with estimated net sales of approximately $29.4 million. This represents an approximate 11.6 week backlog based on recent production levels. As of December 31, 2011, the sales order backlog was approximately 900 boats with estimated net sales of $34.9 million, representing an approximate 14 week backlog. The Sales order backlog at December 31, 2011 reflected the significant number of dealer orders obtained upon the successful introduction of the new entry level models in the fourth quarter of 2011. The Company will continue to monitor the number of boats in dealer inventory and is prepared to adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

Another hull design is the Hydro LiftTM used on the Robalo boat models. This variable dead rise hull design provides a smooth ride in rough water conditions. It increases the maximum speed obtainable by a given engine horsepower and weight of the boat. Robalo’s current models utilize the Hydro LiftTM design and we plan to continue to provide this design on Robalo models.

A bow design known as the Wide TechTM was first used on the Chaparral Sunesta Wide TechTM and Xtreme models for the 2008 model year, and is currently being used on Chaparral’s Premiere Sport Yacht, SSi Wide TechTM Sport Boats, Sunesta Sportdecks, Xtreme Tow Boats and two Signature Cruisers. The Wide TechTM bow design allows the models to have the Extended V-Plane hull, with the features and benefits that this hull design offers. In addition, the Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, it allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. This bow design may be incorporated on other Chaparral boat models in subsequent model years.

In support of its new product development efforts, Marine Products incurred research and development costs of $768 thousand in 2012, $789 thousand in 2011, and $489 thousand in 2010.

Industry Overview

The recreational marine market in the United States is a mature market, with 2011 (latest data available to us) retail expenditures of approximately $32 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ limited free time with all other leisure activities.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 83 million adults in the United States participated in recreational boating in 2011, an increase of 11 percent compared to the prior year, although non-active boat owners cite lack of leisure time and increased operational and fuel costs as the primary reasons for not using their boats.  A higher percentage of American consumers participated in recreational boating in 2011 than in any year since 1997.  There are currently approximately 16 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.).  Marine Products competes in the sterndrive and inboard boating category with its seven lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats. Approximately 85 percent of the Company’s unit sales are sterndrive boats.

Industry sales of new sterndrive boats in the United States during 2012 totaling 13,959 (source: Info-Link Technologies, Inc.) accounted for approximately 28 percent of the total new fiberglass powerboats sold between 18 and 35 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $708 million, or an average retail price per boat of approximately $51,000. Management believes that the five largest states for boat sales at the present time are Florida, Texas, Michigan, New York and Louisiana.  Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 18 to 35 feet, the primary market segment in which Marine Products competes, represented $2.1 billion in retail sales during 2012. The table below reflects the estimated sales within this segment by category for 2012 and 2011 (source: Info-Link Technologies, Inc.):

	2012		2011
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	13,959	$0.7	14,412	$0.7
Outboard Boats	26,209	0.9	23,125	0.7
Inboard Boats	5,694	0.4	5,180	0.3
Jet Boats	3,558	0.1	2,588	0.1
TOTAL	49,420	$2.1	45,305	$1.8

Chaparral’s products are categorized as sterndrive and inboard boats and Robalo’s products are categorized as outboard boats.  As shown in the table above, the sterndrive boats segment was the only segment that experienced a decline in unit sales between 2011 and 2012.

                The recreational boat manufacturing market remains highly fragmented with the exception of Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes approximately 70 sterndrive manufacturers and over 200 outboard boat manufacturers, with the majority representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2012 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a market share of approximately 56 percent, an increase of two percentage points compared to the same time last year.  Chaparral’s market share in units during this 9 month period was 11.7 percent, which represents a significant increase of approximately 3.4 percentage points compared to 8.3 percent during the 12 months ended December 31, 2011. The Company believes that this significant improvement in market share is due primarily to the success of our value-priced Chaparral H2O models, which are 18 or 19 feet in length.

                Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing for our dealers and customers, weather, fuel prices, tax laws, demographics and consumers’ leisure time. Also, the value of residential and vacation real estate in coastal and recreational areas influences recreational boat sales. The most recent NMMA surveys indicate that participation in recreational boating has increased, that many boaters participate in boating by using another person’s boat, and that retirements of used boats have reduced the size of the total recreational boat fleet. These factors are positive indicators for near-term boat sales.  However, these surveys also indicate that many past boating participants do not currently participate in boating because of high costs and a lack of leisure time.   The increases in the cost of certain components, operating costs, and the impact of environmental regulation have increased the cost of boats in recent years, and these trends may continue.  Competition from other leisure and recreational activities for available leisure time can also affect sales of recreational boats.

Management believes Marine Products is well positioned to take advantage of the following conditions, which continue to characterize the industry:

●	labor-intensive manufacturing processes that remain largely unautomated;

●	increasingly strict environmental standards derived from governmental regulations and customer sensitivities;

●	a lack of focus on coordinated customer service and support by dealers and manufacturers;

●	a lack of financial strength among retail boat dealers and many manufacturers; and

●	a high degree of fragmentation and competition among the large number of sterndrive and outboard recreational boat manufacturers.

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of sterndrive boats declined at a compounded annual rate of approximately 6 percent between 2009 and 2012. During this period, Marine Products experienced a compounded annual growth rate of approximately 52 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines.  During 2012 the Company’s strategy has been to support our dealers’ need to maintain a higher level of inventories than in previous years, given relatively stable retail demand and an improved dealer financing environment.  At the end of 2012, the Company’s dealer inventories were approximately 52 percent higher than they were at the end of 2011, and our unit order backlog remained strong.  We believe that higher inventories and the current unit order backlog are appropriate relative to expected retail demand during the 2013 retail selling season.   Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 5.9 percent in fiscal 1996 to 11.7 percent during the nine months ended September 30, 2012 (the most recent information available to us from Statistical Surveys, Inc.).  Our market share increased across the breadth of our model sizes during 2012, although market share increased at a higher rate among our smaller boat models.

During 2011 Marine Products developed several new Chaparral and Robalo models for the 2012 model year which address the market for entry-level, value-priced boats.  These models, the Chaparral H2O Sport and Fish & Ski Boats and the Robalo R180 and R200, are affordable models with a small number of standard features.  These models also carry nationally advertised fixed pricing and include a trailer.  Marine Products developed these models in order to increase unit sales in a segment in which the Company has an opportunity to increase market share and improve profitability.  Furthermore, we hope to capture additional market share as purchasers of these entry-level models purchase larger Chaparral or Robalo models in the future.  During 2012, sales of these models were responsible for increases in our net sales, gross profit, operating profit, and net income.  They were also responsible for our significant increases in market share.  Chaparral’s market share in the 18 to 19 foot category increased approximately 8 percentage points in 2012.

These new models align with Marine Products’ overall operating strategy, which emphasizes innovative designs and manufacturing processes, and the production of a high quality product, while also seeking to lower manufacturing costs through increased efficiencies in our facilities.  In the current environment, this strategy also includes the production of lower-priced, entry level models which appeal to a value-conscious consumer who wants an updated, high quality product.  In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third-party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 12 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to achieve improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 204 dealers located throughout the United States and several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network.   We have implemented a marketing program for potential new dealers which emphasizes our financial strength and product quality as an alternative to many other manufacturing organizations which are less financially stable.  As a result of this program, we believe that we gained a number of new, strong dealers who approached us because the manufacturer of products they carried became insolvent or ceased production. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction.

A component of Marine Products’ overall strategy is to consider making strategic acquisitions in order to complement existing product lines, expand its geographic presence in the marketplace and strengthen its capabilities depending upon availability, price and complementary product lines. We constantly review potential acquisition targets and intend to continue doing so in the future.

Competition

The recreational boat industry is highly fragmented, resulting in intense competition for customers, dealers and boat show exhibition space. There is significant competition both within markets we currently serve and in new markets that we may enter. Marine Products’ brands compete with several large national or regional manufacturers that have substantial financial, marketing and other resources. However, we believe that our corporate infrastructure and marketing and sales capabilities, in addition to our financial strength, and our nationwide presence, enable us to compete effectively against these companies. In each of our markets, Marine Products competes on the basis of responsiveness to customer needs, the quality and range of models offered, and the competitive pricing of those models. Additionally, Marine Products faces general competition from all other recreational businesses seeking to attract consumers’ leisure time and discretionary spending dollars.

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales in 2012. According to Statistical Surveys, Inc., the companies set forth below represent approximately 78 percent of all United States retail sterndrive boat registrations with hull lengths of 18 to 35 feet for the nine months ended September 30, 2012.

1.	Sea Ray *
2.	Bayliner *
3.	Chaparral
4.	Tahoe
5.	Cobalt
6.	Crownline
7.	Stingray
8.	Regal
9.	Glastron
10.	Four Winns

The outboard engine powered market has a large breadth and depth, accounting for approximately 53 percent of traditional powerboat unit sales during 2012.  Robalo’s share of the outboard sport fishing boat market during the nine months ended September 30, 2012 was approximately two percent. Primary competitors for Robalo during 2012 included Ranger, Sea Hunt, Sea Fox, Grady-White, Boston Whaler*, Everglades and Parker.

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

The EPA has adopted regulations stipulating that many marine propulsion engines meet an air emission standard that requires fitting a catalytic converter to the engine. These regulations also require, among other things, that the engine manufacturer provide a warranty that the engine meets EPA emission standards. The majority of the engines used in Marine Products’ Chaparral product line and all of the engines used in the Company’s Robalo product line are subject to these regulations. These regulations are similar to regulations adopted by the California Air Resources Board in 2007, but apply to all U.S. states and territories. This regulation has increased the cost to manufacture the majority of the Company’s boat products. The additional cost of complying with these EPA regulations may reduce Marine Products’ profitability, because the Company may have to absorb the increased cost. It may also reduce Marine Products’ net sales, because the increased cost of owning a boat may force consumers to buy a smaller or less expensive boat or forego a boat purchase, and because increased product cost will reduce the amount of inventory that Marine Products’ dealers can carry, thus reducing retail consumers’ choices.

Employees

As of December 31, 2012, Marine Products had approximately 590 employees (an increase from approximately 450 at December 31, 2011), of whom 6 were management, 37 were administrative and 7 were sales.  Although the number of employees has increased in 2012 compared to 2011 in order to support increased production levels, the Company currently maintains a significantly smaller work force compared to years prior to 2009 in an effort to align costs with sales and consumer demand for our products.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2012, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

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

Inflation

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, were very volatile as a result of the financial crisis of 2008, the ensuing global recession and the subsequent economic recovery.  The prices of many of these commodities have stabilized, but at historically high levels.  As a result, we believe that the Company will continue to incur high materials costs in 2013.  We cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs, or that the Company will be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for these increased materials costs.

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

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. The credit crisis and financial market volatility that occurred in late 2008 and extended into 2009 caused disruptions among dealer floor plan lenders and increased retail incentive costs to Marine Products. While dealer floor plan credit is currently available for many of our dealers during the 2013 model year, it is more costly than in prior years. This factor has increased the cost of financing for our dealers, thus reducing the amount of inventory they can carry. This factor negatively impacts Marine Products’ sales and profitability.

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

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future

In 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales had on the Company’s operating results and cash flows. As a result, the Company experienced lower rates of absorption of its fixed costs.  The Company’s sales improved in 2011 and 2012, thus increasing the rate of absorption of its fixed costs and improving operating and net income.  Although the Company’s unit sales have significantly improved, Marine Products still operates at levels which are significantly lower than its potential capacity.  These lower operating levels may continue to have an adverse affect in 2013 and in future periods beyond 2013.  In addition, the Company’s ability to reduce its fixed costs in the future to respond to potential future reduced net sales is limited.

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

The U.S. Environmental Protection Agency (EPA) has adopted regulations affecting many marine propulsion engines.  This regulation has increased the cost of boats subject to the regulation, which may either reduce the Company’s profitability or reduce sales.

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

The Market Prices of Marine Products’ Marketable Securities may Become Volatile due to the Downgrading of Insurance Companies Which Insure Some of These Marketable Securities as well as the Overall Financial Difficulties of Some of the Issuers of These Marketable Securities

Marine Products maintains a diversified portfolio of short-duration, investment-grade municipal debt securities held in safekeeping by a large, well-capitalized financial institution.  Our investment manager selects securities based on underlying credit quality as disclosed by various rating agencies as well as specific analysis of specific municipal issuers. Our investment manager selects securities based on underlying credit quality rather than relying on credit insurance, and all of our insured securities carry underlying credit ratings which are investment grade and meet our investment criteria.  Many municipal governments are currently struggling with lower tax revenues and budgets. While our investment manager does not believe that there is significant risk of default of any securities within our portfolio of marketable securities, market prices of these marketable securities may be volatile during such periods of uncertainty.

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

Chaparral owns and maintains approximately 1,012,000 square feet of space utilized for manufacturing, research and development, warehouse, and sales office and operations in Nashville, Georgia. In addition, the Company owns 83,000 square feet of manufacturing space at the Robalo facility in Valdosta, Georgia.  During 2008, the Robalo facility was temporarily idled and production of these boats was moved to the Nashville facility. There are no plans or current intentions to dispose of the facilities in Valdosta, Georgia. The Company also leases 111,000 square feet of warehouse space in Nashville, Georgia under a long-term arrangement expiring in 2018. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 712,000, research and development — 68,500, warehousing — 294,500, office and other — 131,400.

Item 3. Legal Proceedings

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	81	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	68	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	70	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	76	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	52	2/28/01
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 15, 2013, there were 38,104,520 shares of common stock outstanding.

At the close of business on February 15, 2013, there were approximately 1,990 beneficial holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2012 and 2011 were as follows:

	2012			2011

Quarter	High	Low	Dividends	High	Low	Dividends
First	$6.75	$4.95	$0.02	$7.95	$6.41	$0.00
Second	6.30	4.96	0.02	8.04	5.11	0.00
Third	6.18	5.01	0.02	6.82	3.42	0.00
Fourth	6.25	5.10	0.57	6.09	3.22	0.00

In December 2012, in addition to the quarterly dividend of $0.02 per share, the board of directors approved a special year-end dividend of $0.55 per share.  On January 23, 2013, the Board of Directors voted to increase the quarterly cash dividend to $0.03 per share to common stockholders.  The company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

In accordance with actions by the Company’s Board of Directors, an aggregate of 8,250,000 shares have been authorized for repurchase in connection with a stock buyback program announced in 2001, and subsequent increases to this program announced in 2005 and 2008. These programs do not have predetermined expiration dates. There were 102,628 shares repurchased in the open  market during 2012. As of December 31, 2012, a total of 3,222,215 shares remain available for repurchase under these programs.

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

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2012 the components of the Russell 2000 had a weighted average market capitalization in 2012 of $1.3 billion, and a median market capitalization of $510 million.

The graph below assumes the value of $100.00 invested on December 31, 2007.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$148,950	$106,437	$101,011	$39,439	$175,622
Cost of goods sold	121,746	86,931	83,298	45,996	143,677
Gross profit (loss)	27,204	19,506	17,713	(6,557)	31,945
Selling, general and administrative expenses	18,443	14,130	13,993	12,606	23,146
Operating income (loss)	8,761	5,376	3,720	(19,163)	8,799
Interest income	960	997	1,172	1,663	2,420
Other income (1)	-	2,025	-	-	-
Income (loss) before income taxes	9,721	8,398	4,892	(17,500)	11,219
Income tax provision (benefit)	2,742	1,667	1,039	(6,807)	3,633
Net income (loss)	$6,979	$6,731	$3,853	$(10,693)	$7,586
Earnings (loss) per share:
Basic	$0.19	$0.19	$0.11	$(0.30)	$0.21
Diluted	$0.19	$0.18	$0.11	$(0.30)	$0.21
Dividends paid per share	$0.63	$0.00	$0.00	$0.01	$0.26
Other Financial and Operating Data:
Gross profit (loss) margin percent	18.3. %	18.3%	17.5%	(16.6)%	18.2%
Operating margin percent	5.9%	5.1%	3.7%	(48.6)%	5.0%
Net cash provided by (used for) operating activities	$8,182	$3,296	$10,879	$(9,036)	$14,045
Net cash provided by (used for) investing activities	16,811	(11,559)	(3,718)	7,416	(2,255)
Net cash used for financing activities	(24,301)	(316)	(199)	(429)	(10,401)
Capital expenditures	$354	$357	$191	$85	$329
Employees at end of year	587	450	358	307	441
Factory and administrative space at end of year (square ft.)	1,205	1,205	1,205	1,205	1,205
Balance Sheet Data at end of year:
Cash and cash equivalents	$1,648	$956	$9,535	$2,573	$4,622
Marketable securities — current	1,150	12,402	12,826	23,328	8,799
Marketable securities — non-current	35,773	41,699	30,007	16,117	37,953
Inventories	28,159	24,907	21,882	19,487	22,453
Working capital	22,789	32,301	37,773	46,065	32,992
Property, plant and equipment, net	11,470	11,884	12,416	13,310	14,579
Total assets	97,315	110,837	102,809	98,249	110,293
Total stockholders’ equity	$77,747	$93,418	$86,305	$81,512	$90,789

(1)	Other income for 2011 is comprised of a tax-free gain from an employee benefit plan financing arrangement.

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

During 2012, overall industry retail sales increases have been modest due to a slow economic recovery, persistent high unemployment, depressed real estate values and continued weak consumer confidence.  In spite of these conditions our sales increased significantly in 2012, due primarily to the introduction of new entry level models in both the Chaparral and Robalo product lines.  The increased production of these smaller value-priced units resulted in improved production efficiencies which were partially offset by generally lower margins on these models.  We achieved higher net sales, as well as increased gross and operating profit in 2012 compared to 2011.  Management will continue to monitor retail demand, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We continuously monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2012 (latest data available to us), Chaparral’s market share in the 18 to 35 foot sterndrive category was 11.7 percent, an increase from our market share in the same category for the nine months ended September 30, 2011 of 8.3 percent.  Our market share increased across a broad size range, but was higher among the smaller boats in our market due to the new entry level Chaparral models which were first introduced in the fourth quarter of 2011.  Chaparral's market share in the 18 to 19 foot category has increased to 11.6 percent during 2012, compared to 4.0 percent in 2011, due to the successful launch of these smaller models.  The emphasis on these models resulted in a significant increase in unit sales, partially offset by a decrease in average selling price per boat.  We will continue to monitor our market share and believe it to be important, but we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

Management believes that net sales will be higher in 2013 compared to 2012 and that our operating results will improve. This belief is based on indications that recreational boating retail demand has stabilized and may be improving, the fact that our dealer inventories are at reasonable levels, and that our order backlog remains strong.  Indications from early winter boat shows are that attendance and sales are moderately higher than at this same time last year.

Although industry wide retail boat sales remain lower than they were in 2008, volumes did expand in 2012 and we expect this to continue in 2013.  We believe improvements in retail boat sales will be modest due to the continued economic weakness which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales.  Rising fuel prices in the first quarter of 2013 could negatively impact 2013 spring retail sales, thus impacting our production levels, net sales and margins.  Over the long term, the lower expected returns on financial assets may have long-term effects on consumer behavior with regard to pleasure boating. However, if sustained, recent improvements in the housing market could have positive effects on sales.  For a number of years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products is enhancing its selection of models for the 2013 model year which began on July 1, 2012.  We are continuing to expand the value-priced Chaparral and Robalo models that were initially introduced for model year 2012, as well as updating selected larger models in the SSX line. We believe that the value-priced models we are producing will continue to enhance the achievement of our objectives related to improved manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing retail market share.

Our financial results in 2013 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of certain of our raw materials and key components.

Results of Operations

	Years ended December 31,
($’s in thousands)	2012	2011	2010
Total number of boats sold to dealers	3,404	2,100	2,145
Average gross selling price per boat	$41.1	$48.4	$44.7
Net sales	$148,950	$106,437	$101,011
Percentage of gross profit margin to net sales	18.3%	18.3%	17.5%
Percentage of selling, general and administrative expense to net sales	12.4%	13.3%	13.9%
Operating income	$8,761	$5,376	$3,720
Warranty expense	$2,245	$1,032	$2,033

Year Ended December 31, 2012 Compared To Year Ended December 31, 2011

Net Sales. Marine Products’ net sales increased by $42.5 million or 39.9 percent in 2012 compared to 2011. The increase was primarily due to a 62.1 percent increase in the number of boats sold, partially offset by a 15.1 percent decrease in the average gross selling price per boat.  Unit sales increased dramatically due to sales of our recently introduced Chaparral H2O Sport and Fish & Ski Boats, as well as our Robalo 180 and 200 outboard sport fishing boat.  The increased sales of these smaller models also resulted in the decrease in overall average selling prices during 2012 compared to 2011. During 2012, sales outside of the United States accounted for 20.3 percent of net sales, a slight decrease compared to 21.4 percent of net sales in the prior year.  Domestic sales increased 42.0 percent and international sales increased 32.6 percent during the period compared to the prior year.  The majority of the increase in international sales was due to higher sales volumes in Canada due to an expanded dealer network coupled with improvement in the Canadian economy while most other international economies continue to struggle.

Cost of Goods Sold. Cost of goods sold increased 40.0 percent in 2012 compared to 2011.  As a percentage of net sales, cost of goods sold was 81.7 percent for 2012, unchanged compared to 2011 despite increased sales of smaller models, which carry lower margins.  The impact of decreased margins was offset by increased production efficiencies due to higher production levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 30.5 percent in 2012 compared to 2011 primarily as a result of costs that vary with the level of Company sales, such as warranty expense, marketing, research and development expenses and sales commissions.  Selling, general and administrative expenses as a percentage of sales decreased from 13.3 percent in 2011 to 12.4 percent in 2012, primarily due to leverage of fixed costs over higher net sales. Warranty expense was 1.5 percent of net sales in 2012 compared to 1.0 percent of net sales in 2011.   Warranty expense as a percentage of net sales was lower in 2011, due primarily to favorable claims experience and the resulting change in management’s estimate of warranties issued in prior years.

Interest Income. Interest income was $960 thousand in 2012 compared to $997 thousand in 2011. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations.  The slight decrease in interest income is primarily due to lower market returns on the Company’s debt investments compared to the prior year offset by an increase in the average investment balance compared to the prior year.  Interest income includes $290 thousand in gains realized on sales of marketable securities sold to fund a portion of our special year-end dividend.

Other Income.  Other income of $2.0 million recorded in the fourth quarter of 2011 represents a tax-free gain from an employee benefit plan financing arrangement.  There was no other income reported in 2012.

Income Tax Provision. The income tax provision was $2.7 million in 2012 compared to $1.7 million in 2011. The effective tax rate in 2012 was 28.2 percent compared to 19.9 percent in 2011. The change in the effective rate was due primarily to a $2.0 million tax free gain recorded in 2011, coupled with a disproportionate increase in our annual pretax income in relation to permanent differences between book and taxable income including tax-exempt income earned on municipal debt securities, and insurance contracts, and the US manufacturer’s deduction.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $1.6 million at December 31, 2012, $1.0 million at December 31, 2011 and $9.5 million at December 31, 2010. In addition, the aggregate of short-term and long-term marketable securities was $36.9 million at December 31, 2012, $54.1 million at December 31, 2011 and $42.8 million at December 31, 2010.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2012	2011	2010
Net cash provided by operating activities	$8,182	$3,296	$10,879
Net cash provided by (used for) investing activities	16,811	(11,559)	(3,718)
Net cash used for financing activities	(24,301)	(316)	(199)

2012

Cash provided by operating activities increased by $4.9 million in 2012 compared to 2011. This increase was primarily due to a significant increase in net income during 2012 compared to 2011, excluding the gain on a benefit plan financing arrangement in 2011,  partially offset by higher working capital requirements during 2012 consistent with increased production volumes and the timing of adding critical manufacturing components into inventory.

Cash provided by investing activities was $16.8 million in 2012 compared to $11.6 million used for investing activities in 2011.  This change was due to increased sales of marketable securities, primarily used to fund a portion of the $0.55 per share special dividend paid in the fourth quarter of 2012.

Cash used for financing activities increased $24.0 million in 2012 primarily due to the reinstatement of a $0.02 per share regular quarterly dividend beginning in the first quarter of 2012 coupled with  a special dividend of $0.55 per share paid in the fourth quarter of 2012.  There were no dividend payments in 2011.

2011

Cash provided by operating activities decreased by $7.6 million in 2011 compared to 2010. This decrease is primarily the result of an income tax refund of $6.2 million received in 2010 (relating to 2009 losses) offset slightly by an increase in earnings in 2011, excluding the gain on a benefit plan financing arrangement, compared to 2010.

Cash used for investing activities increased approximately $7.8 million in 2011 compared to 2010 due to increased purchases of marketable securities in 2011 as a result of improved cash flows from operations.

Cash used for financing activities increased only $0.1 million in 2011 compared to 2010.

Cash Requirements

Management expects that capital expenditures during 2013 will be approximately $1.4 million.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). During 2012, the Company made contributions of $714 thousand to this plan in order to achieve the Company’s funding objective. We expect that additional contributions to the Retirement Income Plan of approximately $50 thousand will be required in 2013.

On January 23, 2013, the Board of Directors approved a quarterly dividend of $0.03 per common share to stockholders payable March 8, 2013 to stockholders of record at the close of business on February 8, 2013.

The Company has agreements with two employees, which provide for a monthly payment to the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. As of December 31, 2012, the Company has purchased a total of 5,027,785 shares in the open market under this program and there are 3,222,215 shares that remain available for repurchase.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased.  There were no material repurchases of dealer inventory during 2012.  At December 31, 2012 there were no amounts payable to lenders related to repurchased inventory or repurchased boats remaining in inventory. If dealers experience financial difficulty as a result of the current market conditions, the Company may incur repurchase obligations under current programs or programs initiated in the future. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2012:

Payments due by period
Contractual Obligations (in 000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	—	—	—	—	—
Operating leases (1)	915,878	156,517	320,341	304,820	134,200
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$915,878	$156,517	$320,341	$304,820	$134,200

(1)	Operating leases represent agreements for warehouse space and various office equipment.
(2)
As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.

(3)
The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in inventory. As of December 31, 2012, there are no payables outstanding to floor plan lenders.

Additionally, our liability for unrecognized tax benefits and related interest and penalties was $14,000 as of December 31, 2012. Management is unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. During 2011, the Company became obligated to repurchase inventory at a cost of approximately $0.8 million.  There were no material repurchases of dealer inventory during 2012.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2012, the Company believes the fair value of its remaining guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is limited to a maximum of 15 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $5.3 million as of December 31, 2012.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $10.7 million as of December 31, 2012.  Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $544,000 in 2012, $639,000 in 2011, and $689,000 in 2010. The Company’s liability to RPC for these services was approximately $94,000 as of December 31, 2012, and approximately $3,000 as of December 31, 2011. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total incentives recorded in net sales as a percentage of gross sales were 10.4 percent in 2012, 12.5 percent in 2011, and 12.0 percent in 2010. A 0.25 percentage point change in incentives as a percentage of gross sales during 2012 would have increased or decreased net sales, gross margin and operating income by approximately $0.4 million.

Warranty costs -The Company records as part of selling, general and administrative expense an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.5 percent in 2012, 1.0 percent in 2011, and 2.0 percent in 2010. Warranty expense as a percentage of net sales was lower in 2011, due primarily to favorable claims experience and the resulting change in management’s estimate of warranties issued in prior years.  A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2012 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.1 million.

Income taxes - The effective income tax rate was 28.2 percent in 2012, 19.8 percent in 2011, and 21.2 percent in 2010. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.  The large tax rate increase in 2012, compared to 2011, is due primarily to a $2.0 million tax free gain recorded in 2011 that did not reoccur in 2012.

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

Impact of Recent Accounting Pronouncements

During the year ended December 31, 2012, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

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

●
ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30.  An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period, proceeding directly to performing the quantitative impairment test and resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption being permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not been issued.  The Company adopted these provisions in the fourth quarter of 2012 for annual and interim impairment tests performed starting this year. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The amendments are effective for all reporting periods beginning after December 15, 2012, with early adoption permitted.  The Company plans to adopt these provisions in the first quarter of 2013. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements and the Company will comply with the additional disclosures as required.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2012.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2012, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 1, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Marine Products Corporation

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 1, 2013

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
Marine Products Corporation

                We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Products Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 1, 2013

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)
December 31,	2012	2011
ASSETS
Cash and cash equivalents	$1,648	$956
Marketable securities	1,150	12,402
Accounts receivable, net	1,794	2,209
Inventories	28,159	24,907
Income taxes receivable	394	—
Deferred income taxes	1,283	1,021
Prepaid expenses and other current assets	1,607	1,460
Current assets	36,035	42,955
Property, plant and equipment, net	11,470	11,884
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	35,773	41,699
Deferred income taxes	3,531	3,337
Other assets	6,733	7,189
Total assets	$97,315	$110,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$4,246	$2,992
Accrued expenses and other liabilities	9,000	7,662
Current liabilities	13,246	10,654
Pension liabilities	6,232	6,315
Other long-term liabilities	90	450
Total liabilities	19,568	17,419
Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 37,820,521 shares in 2012, 37,375,469 shares in 2011	3,782	3,738
Capital in excess of par value	2,417	1,185
Retained earnings	73,120	89,953
Accumulated other comprehensive loss	(1,572)	(1,458)
Total stockholders’ equity	77,747	93,418
Total liabilities and stockholders’ equity	$97,315	$110,837

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
Years ended December 31,	2012	2011	2010
Net sales	$148,950	$106,437	$101,011
Cost of goods sold	121,746	86,931	83,298
Gross profit	27,204	19,506	17,713
Selling, general and administrative expenses	18,443	14,130	13,993
Operating income	8,761	5,376	3,720
Interest income	960	997	1,172
Other income	-	2,025	-
Income before income taxes	9,721	8,398	4,892
Income tax provision	2,742	1,667	1,039
Net income	$6,979	$6,731	$3,853
EARNINGS PER SHARE
Basic	$0.19	$0.19	$0.11
Diluted	0.19	0.18	0.11
Dividends paid per share	$0.63	$—	$—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2012	2011	2010
Net income	$6,979	$6,731	$3,853
Other comprehensive (loss) gain, net of taxes
Pension adjustment	(105)	(504)	(14)
Unrealized (loss) gain on securities, net of reclassification adjustment	(9)	42	(116)
Comprehensive income	$6,865	$6,269	$3,723

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
					Accumulated
	Common Stock		Capital in		Other
Three Years Ended			Excess of	Retained	Comprehensive
December 31, 2012	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2009	36,883	$3,688	$—	$78,690	$(866)	$81,512
Stock issued for stock incentive plans, net	235	24	611	679	—	1,314
Stock purchased and retired	(43)	(4)	(240)	—	—	(244)
Net income	—	—	—	3,853	—	3,853
Pension adjustment, net of taxes	—	—	—	—	(14)	(14)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(116)	(116)
Balance, December 31, 2010	37,075	3,708	371	83,222	(996)	86,305
Stock issued for stock incentive plans, net	378	38	1,302	—	—	1,340
Stock purchased and retired	(78)	(8)	(565)	—	—	(573)
Net income	—	—	—	6,731	—	6,731
Pension adjustment, net of taxes	—	—	—	—	(504)	(504)
Unrealized gain on securities, net of taxes and reclassification adjustments	—	—	—	—	42	42
Excess tax benefits for share based payments			77			77
Balance, December 31, 2011	37,375	3,738	1,185	89,953	(1,458)	93,418
Stock issued for stock incentive plans, net	767	76	2,604	—	—	2,680
Stock purchased and retired	(321)	(32)	(1,751)	—	—	(1,783)
Net income	—	—	—	6,979	—	6,979
Pension adjustment, net of taxes	—	—	—	—	(105)	(105)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(9)	(9)
Excess tax benefits for share-based payments	—	—	379	—	—	379
Dividends declared	—	—	—	(23,812)	—	(23,812)
Balance, December 31, 2012	37,821	$3,782	$2,417	$73,120	$(1,572)	$77,747

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2012	2011	2010
OPERATING ACTIVITIES
Net income	$6,979	$6,731	$3,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	768	889	1,081
Gain on sale of equipment and property	—	—	(37)
Gain on benefit plan financing arrangement	—	(2,025)	—
Stock-based compensation expense	1,495	1,296	1,542
Excess tax benefits for share-based payments	(379)	(77)	—
Deferred income tax benefit	(498)	(76)	(132)
(Increase) decrease in assets:
Accounts receivable	415	(1,031)	87
Inventories	(3,252)	(3,025)	(2,395)
Prepaid expenses and other current assets	(147)	(10)	1,332
Income taxes receivable	(394)	558	5,823
Other non-current assets	456	(67)	(20)
Increase (decrease) in liabilities:
Accounts payable	1,254	1,108	(88)
Income taxes payable	(14)	327	68
Other accrued expenses	1,731	(1,281)	(163)
Other long-term liabilities	(232)	(21)	(72)
Net cash provided by operating activities	8,182	3,296	10,879
INVESTING ACTIVITIES
Capital expenditures	(354)	(357)	(191)
Proceeds from sale of assets	—	—	41
Proceeds from benefit plan financing arrangement	—	3,671	—
Re-investment in benefit plan financing arrangement	—	(3,671)	—
Sales and maturities of marketable securities	51,247	24,904	25,579
Purchases of marketable securities	(34,082)	(36,106)	(29,147)
Net cash provided by (used for) investing activities	16,811	(11,559)	(3,718)
FINANCING ACTIVITIES
Payment of dividends	(23,812)	—	—
Cash paid for common stock purchased and retired	(960)	(447)	(244)
Repayment of capital lease obligation	(375)	—	—
Excess tax benefits for share-based payments	379	77	—
Proceeds received upon exercise of stock options	467	54	45
Net cash used for financing activities	(24,301)	(316)	(199)
Net increase (decrease) in cash and cash equivalents	692	(8,579)	6,962
Cash and cash equivalents at beginning of year	956	9,535	2,573
Cash and cash equivalents at end of year	$1,648	$956	$9,535

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for more than 10 percent of net sales during 2012, 2011 or 2010.  Net sales from the Company’s international dealers were approximately $30 million in 2012, $23 million in 2011, and $31 million in 2010.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2012, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value or retained earnings if capital in excess of par value has been depleted.

Dividend — On January 23, 2013, the Board of Directors approved a quarterly dividend of $0.03 per common share to stockholders payable March 8, 2013 to stockholders of record at the close of business on February 8, 2013.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of sales incentives and discounts, warranty costs, and income taxes.

Sales Recognition — Marine Products recognizes sales when a fully executed agreement exists, prices are established, products are delivered to the dealer in the case of domestic dealers and collectability is reasonably assured. See “Deferred Revenue” below for recognition of sales to international dealers.

Deferred Revenue — Marine Products requires payment from international dealers, other than Canada, prior to shipment of products to these dealers. Amounts received from international dealers toward the purchase of boats are categorized as deferred revenue and recognized as sales when the products are shipped.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials.  As of December 31, 2012 and 2011, the Company had approximately $264,000 and $155,000 in prepaid expenses related to unamortized product brochure costs.  Advertising expenses totaled approximately $2,000,000 in 2012, $1,353,000 in 2011 and $1,030,000 in 2010.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity.  Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.  Net realized gains on marketable securities totaled $290,000 in 2012, $64,000 in 2011, and $28,000 in 2010.  Of the total gains realized, reclassification from other comprehensive income totaled approximately $290,000 in 2012, $64,000 in 2011, and $28,000 in 2010.  Gross unrealized gains on marketable securities totaled $332,000 at December 31, 2012 and $354,000 at December 31, 2011.  Gross unrealized losses on marketable securities totaled $20,000 at December 31, 2012 and $29,000 at December 31, 2011.  The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

December 31,	2012			2011
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$35,342	$35,606	$264	$49,553	$49,832	$279
Corporate Obligations	1,270	1,317	48	4,223	4,269	46
Total	$36,612	$36,923	$312	$53,776	$54,101	$325

Municipal debt obligations consist primarily of municipal notes rated A3 or higher ranging in maturity from less than one year to over 10 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to three years.  These securities are rated A3 or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2014 and 2041.

Corporate backed obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to three years. These securities are rated A3 or higher.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Accounts Receivable — The majority of the Company’s accounts receivable are due from dealers located in markets throughout the United States. Approximately 67 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately five business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2012 and 2011. The company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date.  Based on this evaluation, the company concluded that no impairment of its goodwill has occurred for the years ended December 31, 2012, 2011 and 2010.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading.  See Note 10 for further information regarding these securities.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years.  The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2012 and 2011 is as follows:

(in thousands)	2012	2011
Balance at beginning of year	$1,973	$2,550
Less: Payments made during the year	(1,696)	(1,608)
Add: Warranty provision for the current year	2,205	2,061
Changes to warranty provision for prior years	40	(1,030)
Balance at end of year	$2,522	$1,973

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $768,000 in 2012, $789,000 in 2011, and $489,000 in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Repurchase Obligations — The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company accrues estimated losses when a loss, due primarily to the default of one of our dealers, is determined to be probable and the amount of the loss is reasonably estimable.

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
Years ended December 31, 2012, 2011 and 2010

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data)	2012	2011	2010
Net income available for stockholders:	$6,979	$6,731	$3,853
Less: Dividends paid
Common Stock	(23,135)	—	—
Restricted shares of common stock	(677)	—	—
Undistributed (loss) earnings	$(16,833)	$6,731	$3,853

Allocation of undistributed (loss) earnings:
Common Stock	$(16,329)	$6,551	$3,762
Restricted shares of common stock	(504)	180	91

Basic shares outstanding:
Common Stock	35,530	35,385	35,286
Restricted shares of common stock	1,126	987	893
	36,656	36,372	36,179
Diluted shares outstanding:
Common Stock	35,530	35,385	35,286
Dilutive effect of options	148	363	489
	35,678	35,748	35,775
Restricted shares of common stock	1,126	987	893
	36,804	36,735	36,668
Basic earnings per share:
Common Stock:
Distributed earnings	$0.65	$—	$—
Undistributed (loss) earnings	(0.46)	0.19	0.11
	$0.19	$0.19	$0.11
Restricted shares of common stock:
Distributed earnings	$0.60	$—	$—
Undistributed (loss) earnings	(0.45)	0.18	0.10
	$0.15	$0.18	$0.10
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.65	$—	$—
Undistributed (loss) earnings	(0.46)	0.18	0.11
	$0.19	$0.18	$0.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities.  The carrying value of cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments.  The Company’s marketable securities are classified as available-for-sale securities with the exception of investments held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities.  All of these securities are carried at fair value in the accompanying consolidated balance sheets.  See Note 8 for further information regarding the fair value measurement of assets and liabilities.

Concentration of Suppliers — The Company purchases a significant number of its sterndrive engines from only two available suppliers.  This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

New Accounting Standards —

During the year ended December 31, 2012, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

●
ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company has adopted these provisions in the first quarter of 2012 and has presented a separate statement of comprehensive income consecutively after the statement of operations showing net income in the accompanying financial statements. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

●
ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30.  An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period, proceeding directly to performing the quantitative impairment test and resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption being permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not been issued.  The Company adopted these provisions in the fourth quarter of 2012 for annual and interim impairment tests performed starting this year. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The amendments are effective for all reporting periods beginning after December 15, 2012, with early adoption permitted.  The Company plans to adopt these provisions in the first quarter of 2013. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements and the Company will comply with the additional disclosures as required.

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

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2012	2011
(in thousands)
Trade receivables	$1,607	$2,093
Other	209	143
Total	1,816	2,236
Less: allowance for doubtful accounts	(22)	(27)
Net accounts receivable	$1,794	$2,209

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers.  Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 63 of this report.

NOTE 3: INVENTORIES
Inventories consist of the following:

December 31,	2012	2011
(in thousands)
Raw materials	$17,205	$15,892
Work in process	6,597	5,691
Finished goods	4,357	3,324
Total inventories	$28,159	$24,907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

December 31,	Estimated Useful Lives	2012	2011
(in thousands)
Land	N/A	$657	$657
Buildings	7-40	17,096	17,012
Operating equipment and property	3-15	9,913	9,684
Furniture and fixtures	5-7	1,842	1,801
Vehicles	5-10	6,207	6,207
Gross property, plant and equipment		35,715	35,361
Less: accumulated depreciation		(24,245)	(23,477)
Net property, plant and equipment		$11,470	$11,884

Depreciation expense was $768,000 in 2012, $889,000 in 2011 and $1,081,000 in 2010.

NOTE 5: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2012	2011
(in thousands)
Accrued payroll and related expenses	$1,122	$1,134
Accrued sales incentives and discounts	3,326	2,661
Accrued warranty costs	2,522	1,973
Deferred revenue	1,389	899
Other	641	995
Total accrued expenses and other liabilities	$9,000	$7,662

NOTE 6: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2012	2011	2010
(in thousands)
Current provision (benefit):
Federal	$3,146	$1,757	$989
State	94	(14)	182
Deferred provision (benefit):
Federal	(493)	(90)	165
State	(5)	14	(297)
Total income tax provision	$2,742	$1,667	$1,039

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.5	0.8	1.4
Tax-exempt interest	(2.3)	(3.0)	(6.6)
Tax-exempt (gain) loss on SERP assets	(0.6)	0.2	—
Tax-exempt gain – benefit plan financing	—	(8.4)	—
Manufacturing deduction	(3.0)	(2.0)	(3.2)
Change in state credits	—	—	(10.5)
Change in valuation allowance	—	—	4.5
Other	(0.4)	(1.7)	1.6
Effective tax rate	28.2%	19.9%	21.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2012	2011
(in thousands)
Deferred tax assets:
Warranty costs	$895	$701
Sales incentives and discounts	942	750
Stock-based compensation	838	755
Pension	2,212	2,242
All others	331	267
State credits and NOL’s	4,450	4,099
Valuation allowance	(4,155)	(3,783)
Total deferred tax assets	5,513	5,031
Deferred tax liabilities:
Depreciation and amortization expense	(699)	(673)
Net deferred tax assets	$4,814	$4,358

Total net income tax payments (refunds) were $3,655,000 in 2012, $880,000 in 2011 and $(4,743,000) in 2010.  As of December 31, 2012 the company has net operating loss carry forwards related to state income taxes and credits of approximately $18.3 million that will expire between 2013 and 2030. As of December 31, 2012 the company has a valuation allowance of approximately $4.2 milllion, representing the tax affected amount of  state tax credits and loss carry forwards that the company does not expect to utilize, against the corresponding deferred tax asset.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2012 and 2011.

In accordance with the accounting guidance relating to the accounting for uncertainty in income tax reporting, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.

As of December 31, 2012 and 2011, our liability for unrecognized tax benefits was $14,000 and $23,000, respectively, all of which would affect our effective rate if recognized.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2009 through 2012 tax years remain open to examination.

It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements. However, quantification of an estimated range cannot be made at this time.

The American Taxpayer Relief Act of 2012 (“Act”) was signed into law on January 2, 2013 and includes an extension for one year of the 50% bonus depreciation allowance. The provision specifically applies to qualifying property placed in service before January 1, 2014. The acceleration of deductions on 2012 qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our 2012 effective tax rate.  Additionally, the Act retroactively reinstates the provisions of the research and experimentation credits (“R&E credits”) for 2012 and 2013.  As a result of the retroactive extension, our effective rate for the first quarter of 2013 may include a tax benefit from the R&E credits attributable to 2012 and the first quarter of 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income consists of the following:

	Pension Adjustment	Unrealized Gain on Securities	Total
(in thousands)
Balance at December 31, 2010	$(1,162)	$166	$(996)
Change during 2011:
Before-tax amount	(782)	129	(653)
Tax (provision) benefit	278	(46)	232
Reclassification adjustment, net of taxes	—	(41)	(41)
Total activity in 2011	(504)	42	(462)
Balance at December 31, 2011	(1,666)	208	(1,458)
Change during 2012:
Before-tax amount	(163)	277	114
Tax (provision) benefit	58	(99)	(41)
Reclassification adjustment, net of taxes	—	(187)	(187)
Total activity in 2012	(105)	(9)	(114)
Balance at December 31, 2012	$(1,771)	$199	$(1,572)

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$6,026	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$35,606	—
Corporate Obligations	—	1,317	—
Total	$—	$36,923	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

	Fair Value Measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$6,510	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$49,832	—
Corporate Obligations	—	4,269	—
Total	$—	$54,101	$—

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. The trading securities are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company classified these investments as using level 2 inputs. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.  For the year ended December 31, 2012 there were no significant transfers in or out of levels 1, 2 or 3.

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

There were no material repurchases of inventory under contractual agreements during 2012.  The Company became contractually obligated to repurchase inventory for approximately $0.8 million during 2011 and recorded costs of approximately $86,000 as a reduction of net sales in connection with these repurchases, including the write down of repurchased inventory to net realizable value.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $10.7 million as of December 31, 2012. This repurchase obligation risk is mitigated by the value of the boat repurchased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Lease Obligations — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia.  This lease was accounted for as a capital lease and was paid in full in December, 2012, which is reflected in the financing section of the cash flow statement.

Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2012, are summarized in the following table:

(in thousands)
2013	$157
2014	162
2015	158
2016	161
2017	144
Thereafter	134
Total rental commitments	$916

Total rent expense charged to operations was approximately $106,000 in 2012, $121,000 in 2011 and $113,000 in 2010.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $48,000 as of December 31, 2012 and $57,000 as of December 31, 2011.

Employment Agreements — The Company has agreements with two employees, which provide for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $3,294,000 in 2012, $2,331,000 in 2011 and $1,937,000 in 2010 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP.  The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP.  The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time.  Investments in COLI policies consist of variable life insurance policies of $7.7 million as of December 31, 2012 and $7.2 million as of December 31, 2011.  In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.   During 2011, as a result of COLI policy claims, the Company received $3.7 million in proceeds and recorded a tax-free gain of $2.0 million, reflected in Other Income.

The Company classifies the SERP assets as trading securities as described in Note 1.  The fair value of these assets totaled $6,026,000 as of December 31, 2012 and $6,510,000 as of December 31, 2011. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading gains (losses) related to the SERP assets totaled $181,000 in 2012, $(38,000) in 2011 and $(5,000) in 2010. The SERP liabilities are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that covers substantially all employees with at least one year of service prior to 2002.

The Company’s projected benefit obligation exceeded the fair value of the plan assets for its Retirement Income Plan by $413,000 and thus the plan was under-funded as of December 31, 2012. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2012	2011
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$5,695	$5,292

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$5,292	$4,986
Service cost	—	—
Interest cost	253	267
Actuarial loss	379	266
Benefits paid	(229)	(228)
Projected benefit obligation at end of year	$5,695	$5,291
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$4,313	$4,672
Actual return on plan assets	484	(231)
Employer contributions	714	100
Benefits paid	(229)	(228)
Fair value of plan assets at end of year	$5,282	$4,313
Funded status at end of year	$(413)	$(978)

December 31,	2012	2011
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(413)	(978)
	$(413)	$(978)

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in long-term pension liabilities as of December 31, 2012 and 2011.

December 31,	2012	2011
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss	$2,748	$2,585
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$2,748	$2,585

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2012 and 2011 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:
December 31,	2012	2011
(in thousands)
SERP liability	$(5,819)	$(5,337)
Funded status	(413)	(978)
Pension liabilities	$(6,232)	$(6,315)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Contributions to the plan totaled $714,000 during 2012 and $100,000 during 2011.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2012	2011	2010
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	253	267	266
Expected return on plan assets	(328)	(324)	(302)
Amortization of net loss	61	38	34
	$(14)	$(19)	$(2)

The Company recognized pre-tax decreases to the funded status in accumulated other comprehensive income of $163,000 in 2012, $782,000 in 2011 and $22,000 in 2010. There were no previously unrecognized prior service costs during 2012, 2011 and 2010. The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

(in thousands)	2012	2011	2010
Net loss	$224	$820	$56
Amortization of net loss	(61)	(38)	(34)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive income	$163	$782	$22

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2013 are as follows:

(in thousands)	2013
Amortization of net loss (gain)	$73
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$73

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2012	2011	2010
PROJECTED BENEFIT OBLIGATION:
Discount rate	4.34%	5.09%	5.58%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	5.09%	5.58%	6.05%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

The plan’s weighted average asset allocation at December 31, 2012 and 2011 by asset category along with the target allocation for 2013 are as follows:

Asset Category	Target Allocation for 2013	Percentage of Plan Assets as of December 31, 2012	Percentage of Plan Assets as of December 31, 2011
Cash and Cash Equivalents	0% - 5%	0.2%	0.7%
Debt Securities – Core Fixed Income	15% - 50%	20.2	23.2
Tactical – Fund of Equity and Debt Securities	10% - 20%	15.1	16.3
Domestic Equity Securities	30% - 50%	15.2	15.2
Global Equity Securities	10% - 20%	15.1	14.8
International Equity Securities	10% - 20%	16.0	14.6
Real Estate	0% - 10%	9.2	5.6
Real Return	0% - 10%	9.0	9.6
Other	0% - 5%	0.0	0.0
Total	100.0%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and mid-cap companies. Fixed-income securities include corporate bonds of companies in diversified securities, mortgage-backed securities, and U.S. Treasuries. Other types of investments include hedge funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.  The Company and management are considering making a contribution to the pension plan of approximately $50,000 during fiscal year 2013.

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2012, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

Included among the asset categories for the Plans’ investments are real estate and other investments comprised of investments in real estate and hedge funds.  These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2010-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

The following tables present our plan assets using the fair value hierarchy as of December 31, 2012 and 2011. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2012:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$11	$11	$—	$—
Fixed Income Securities	(2)	1,065	—	1,065	—
Domestic Equity Securities		801	801	—	—
Global Equity Securities	(3)	796	796	—	—
International Equity Securities	(3)	848	395	453	—
Real Estate	(4)	489	—	—	489
Real Return	(5)	475	—	475	—
Tactical Composite	(6)	797	—	797	—
		$5,282	$2,003	$2,790	$489

Fair Value Hierarchy as of December 31, 2011:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$32	$32	$—	$—
Fixed Income Securities	(2)	1,000	—	1,000	—
Domestic Equity Securities		659	656	—	—
Global Equity Securities	(3)	636	636	—	—
International Equity Securities	(3)	631	298	333	—
Real Estate	(4)	238	—	—	238
Real Return	(5)	415	—	415	—
Tactical Composite	(6)	702	—	702	—
		$4,313	$1,622	$2,450	$238

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Global equity securities and certain international securities are valued using a market approach based on the quoted market prices of similar instruments in their respective markets.
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

(6)
Tactical composite funds invest in stocks, bonds and cash, both domestic and international. These assets are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012:

Investments	Balance at December 31, 2011	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2012
(in thousands)
Real Estate	$238	$65	$186	$—	$489
	$238	$65	$186	$—	$489

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011:

Investments	Balance at December 31, 2010	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2011
(in thousands)
Real Estate	$213	$25	$—	$—	$238
Alternative Investments	49	—	(49)	—	—
	$262	$25	$(49)	$—	$238

The Company expects to contribute approximately $50,000 to the Retirement Income Plan in 2013.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2013	$253
2014	257
2015	270
2016	280
2017	259
2018-2022	1,323

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $164,000 in 2012, $130,000 in 2011 and $114,000 in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Stock Incentive Plan— The Company reserved 2,250,000 shares of common stock under a Stock Incentive Plan with a term of ten years.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of December 31, 2012, there were approximately 617,000 shares available for grants.

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

Pre-tax stock-based employee compensation expense was approximately $1,495,000 ($964,000 after tax) for 2012, $1,296,000 ($836,000 after tax) for 2011 and $1,542,000 ($995,000 after tax) for 2010.

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004. Transactions involving the Marine Products stock options for the year ended December 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	564,735	$4.08	0.6 years
Granted	—	—	N/A
Exercised	(410,293)	3.14	N/A
Forfeited	—	—	N/A
Expired	(9,827)	2.67	N/A
Outstanding and exercisable at December 31, 2012	144,615	$6.82	0.44 years	$	N/A

The total intrinsic value of share options exercised was approximately $941,000 in 2012, $602,000 in 2011 and $32,000 in 2010.  There were no tax benefits associated with the exercise of stock options during 2012, because all of the options exercised were incentive stock options which do not generate tax deductions for the Company. There were no tax benefits associated with the exercise of non-qualified stock options during 2012 or 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

Restricted Stock— Marine Products grants employees time lapse restricted stock. Time lapse restricted shares vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. Prior to 2004, the Company issued time lapse restricted shares that vest over ten years. Beginning in 2004, the Company issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over the six year period beginning on the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the shares.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from the Company (other than due to death, disability or retirement on or after age 65), shares with restrictions are forfeited in accordance with the plan.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2012	971,000	$6.16
Granted	362,000	5.59
Vested	(194,300)	6.49
Forfeited	(6,200)	6.56
Non-vested shares at December 31, 2012	1,132,500	$5.92

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $5.59 in 2012, $7.33 in 2011 and $5.16 in 2010. The total fair value of shares vested was approximately $1,169,000 in 2012, $1,312,000 in 2011 and $814,000 during 2010. Tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares credited to capital in excess of par value was approximately $379,000 in 2012, $77,000 in 2011 and $0 in 2010.  The excess tax deductions are classified as financing cash flows in the accompanying consolidated statements of cash flows.

Other Information— As of December 31, 2012 total unrecognized compensation cost related to non-vested restricted shares was approximately $5,563,000 which is expected to be recognized over a weighted-average period of 3.6 years.

The Company received cash from options exercised of $467,000 in 2012, $54,000 in 2011 and $45,000 in 2010. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $823,000 in 2012 and $125,000 in 2011 and have been excluded from the consolidated statements of cash flows. There were no shares tendered to exercise employee stock options in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2012, 2011 and 2010

NOTE 11: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $544,000 in 2012, $639,000 in 2011 and $689,000 in 2010. The Company’s liability to RPC for these services as was approximately $94,000 as of December 31, 2012 and $3,000 as of December 31, 2011. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

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

As of the end of the period covered by this report, December 31, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 29 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2012 and issued a report thereon which is included on page 30 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2013 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2013 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2013 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2013 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2012.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	144,615	$6.82	1,277,115	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	144,615	$6.82	1,277,115

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2013 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2013 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2013 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).

10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.14	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.15	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated herein by reference to Exhibit 10.21 to the Form 8-K filed on March 4, 2008).

10.16	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2008).

10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).

10.18	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the form 10-Q filed on May 2, 2012).

10.19	Summary of compensation arrangements with non-employee directors.

Exhibits (inclusive of item 3 above):

Exhibit
Number	Description

3.1
(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001). (B) Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K filed on June 9, 2005).

3.2	Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2008).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).
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

10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).
10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.14	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.15	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated herein by reference to Exhibit 10.21 to the Form 10-K filed on March 4, 2008).
10.16	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2008).
10.17	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
10.18	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the form 10-Q filed on May 2, 2012).
10.19	Summary of compensation arrangements with non-employee directors.
21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document Any schedules not shown above have been omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation
/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	March 1, 2013
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Chief Financial Officer	March 1, 2013
Ben M. Palmer	(Principal Financial and Accounting Officer)

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
March 1, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2012, 2011 and 2010
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful accounts	$27	$—	$(5)	$22
Deferred tax asset valuation allowance	$3,783	$372	$—	$4,155
Year ended December 31, 2011
Allowance for doubtful accounts	$31	$—	$(4)	$27
Deferred tax asset valuation allowance	$3,677	$106	$—	$3,783
Year ended December 31, 2010
Allowance for doubtful accounts	$36	$—	$(5)	$31
Deferred tax asset valuation allowance	$3,459	$218	$—	$3,677

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2012
Net sales	$37,849	$38,454	$38,494	$34,153
Gross profit	6,996	7,295	7,374	5,539
Net income	1,632	2,173	2,110	1,064
Earnings per share — basic (a)	0.04	0.06	0.06	0.03
Earnings per share — diluted (a)	$0.04	$0.06	$0.06	$0.03

2011
Net sales	$27,148	$29,098	$22,254	$27,937
Gross profit	4,460	4,907	4,634	5,505
Net (loss) income	666	1,229	1,200	3,636
Earnings per share — basic (a)(b)	0.02	0.03	0.03	0.10
Earnings per share — diluted (a)(b)	$0.02	$0.03	$0.03	$0.10

(a)	The sum of the earnings per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

(b)	The fourth quarter of 2011 included a $0.06 per share tax-free gain from an employee benefit plan financing arrangement.