Form 10-Q
period 2013-03-31
MARINE PRODUCTS CORP
filed 2013-05-01
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 19, 2013, Marine Products Corporation had 38,104,520 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(In thousands)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$6,345	$1,648
Marketable securities	1,455	1,150
Accounts receivable, net	3,138	1,794
Inventories	26,517	28,159
Income taxes receivable	966	394
Deferred income taxes	1,298	1,283
Prepaid expenses and other current assets	1,052	1,607
Total current assets	40,771	36,035
Property, plant and equipment, net	11,356	11,470
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	35,844	35,773
Deferred income taxes	3,242	3,531
Other assets	6,885	6,733
Total assets	$101,871	$97,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$7,194	$4,246
Accrued expenses and other liabilities	10,211	9,000
Total current liabilities	17,405	13,246
Pension liabilities	6,406	6,232
Other long-term liabilities	86	90
Total liabilities	23,897	19,568
Common stock	3,811	3,782
Capital in excess of par value	2,283	2,417
Retained earnings	73,428	73,120
Accumulated other comprehensive loss	(1,548)	(1,572)
Total stockholders’ equity	77,974	77,747
Total liabilities and stockholders’ equity	$101,871	$97,315

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012

Net sales	$44,283	$37,849
Cost of goods sold	37,171	30,853
Gross profit	7,112	6,996
Selling, general and administrative expenses	5,640	4,943
Operating income	1,472	2,053
Interest income	149	239
Income before income taxes	1,621	2,292
Income tax provision	172	660
Net income	$1,449	$1,632

Earnings per share
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Dividends paid per share	$0.03	$0.02

Average shares outstanding
Basic	36,795	36,629
Diluted	37,003	36,819

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012

Net income	$1,449	$1,632

Other comprehensive income, net of taxes
Pension adjustment	11	10
Unrealized gain on securities, net of reclassification adjustments	13	49

Comprehensive income	$1,473	$1,691

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2012	37,821	$3,782	$2,417	$73,120	$(1,572)	$77,747
Stock issued for stock incentive
plans, net	371	37	309	—	—	346
Stock purchased and retired	(87)	(8)	(525)	—	—	(533)
Net income	—	—	—	1,449	—	1,449
Pension adjustment, net of taxes	—	—	—	—	11	11
Unrealized gain on securities, net of taxes
and reclassification adjustment	—	—	—	—	13	13
Dividends declared	—	—	—	(1,141)	—	(1,141)
Excess tax benefits for share-based
payments	—	—	82	—	—	82

Balance, March 31, 2013	38,105	$3,811	$2,283	$73,428	$(1,548)	$77,974

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,449	$1,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186	196
Stock-based compensation expense	415	376
Excess tax benefits for share-based payments	(82)	(130)
Deferred income tax provision	193	341
(Increase) decrease in assets:
Accounts receivable	(1,344)	(1,103)
Inventories	1,642	(882)
Prepaid expenses and other current assets	555	261
Income taxes receivable	(572)	(368)
Other non-current assets	(152)	530
Increase (decrease) in liabilities:
Accounts payable	2,948	3,120
Income taxes payable	104	(202)
Accrued expenses and other liabilities	1,189	2,451
Other long-term liabilities	187	(394)
Net cash provided by operating activities	6,718	5,828

INVESTING ACTIVITIES
Capital expenditures	(72)	(82)
Purchases of marketable securities	(2,955)	(5,513)
Sales of marketable securities	2,599	5,872
Maturities of marketable securities	-	700
Net cash (used for) provided by investing activities	(428)	977

FINANCING ACTIVITIES
Payment of dividends	(1,141)	(755)
Excess tax benefits for share-based payments	82	130
Cash paid for common stock purchased and retired	(534)	(451)
Proceeds received upon exercise of stock options	-	97
Net cash used for financing activities	(1,593)	(979)

Net increase in cash and cash equivalents	4,697	5,826
Cash and cash equivalents at beginning of period	1,648	956
Cash and cash equivalents at end of period	$6,345	$6,782

Supplemental information:
Income tax payments, net	$451	$898

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. In addition, an entity is required to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted these provisions in the first quarter of 2013 and has included the required additional disclosures in the accompanying financial statements and notes.

Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments to the Codification in this ASU are part of an ongoing effort to bring congruence between U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU require an entity to disclose information about derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy and can be presented as a single net amount in the statement of financial position.  The Company adopted these provisions in the first quarter of 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this ASU require that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent should release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity; and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date Upon the occurrence of those events, the cumulative translation adjustment should be released into net income.  The amendments in this ASU are effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted.  The Company plans to adopt these provisions in the first quarter of 2014 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.  The basic and diluted calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares included in diluted earnings per share, but excluded from basic earnings per share. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities.  A reconciliation of weighted average shares outstanding is as follows:

	Three months ended March 31,
(In thousands except per share data)	2013	2012
Net income available for stockholders:	$1,449	$1,632
Less: Dividends paid
Common Stock	(1,141)	(755)
Undistributed income	$308	$877

Basic shares outstanding:
Common Stock	35,549	35,532
Restricted shares of common stock	1,246	1,097
	36,795	36,629
Diluted shares outstanding:
Common Stock	35,549	35,532
Dilutive effect of stock based awards	208	190
	35,757	35,722
Restricted shares of common stock	1,246	1,097
	37,003	36,819

Inclusion of all participating securities in the computation of Earnings Per Share (EPS) under the two-class method has no impact on the EPS amounts reported.

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2013	2012
Stock options	42	42

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION

The Company reserved 2,250,000 shares of common stock under a Stock Incentive Plan with a term of ten years.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2013, there were approximately 249,000 shares available for grants.

Stock-based compensation for the three months ended March 31, 2013 and 2012 were as follows:

(in thousands)	Three months ended March 31,
	2013	2012
Pre – tax cost	$415	$376
After tax cost	$268	$243

Stock Options

Transactions involving Marine Products stock options for the three months ended March 31, 2013 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	144,615	$6.82	0.44
Granted	-	-	N/A
Exercised	-	-	N/A
Forfeited	(103,015)	4.54	N/A
Expired	-	-	N/A
Outstanding at March 31, 2013	41,600	$12.47	1.08	N/A

There were no stock options exercised in the first quarter of 2013. The total intrinsic value of share options exercised was approximately $817,000 during the three months ended March 31, 2012.  Tax benefits associated with the exercise of non-qualified stock options during the three months ended March 31, 2012 of approximately $51,000 were credited to capital in excess of par value and are classified as financing cash flows, since all of the stock options exercised in the first quarter of 2012 were incentive stock options which do not generate tax deductions for the Company.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2012	1,132,500	$5.92
Granted	371,000	6.40
Vested	(229,000)	6.20
Forfeited	(3,100)	6.28
Non-vested shares at March 31, 2013	1,271,400	$6.01

The total fair value of shares vested was approximately $1,457,000 during the three months ended March 31, 2013 and $1,168,000 during the three months ended March 31, 2012.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $82,000 for the three months ended March 31, 2013 and $130,000 for the three months ended March 31, 2012 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of March 31, 2013, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,522,000.  This cost is expected to be recognized over a weighted-average period of 4.30 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended
	March 31,
(in thousands)	2013	2012
Net realized gain	$23	$38
Reclassification of net realized gains from other comprehensive income	$23	$38

Gross unrealized gains (losses) on marketable securities are as follows:

	March 31, 2013		December 31, 2012
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$298	$(8)	$284	$(20)
Corporate Obligations	40	-	48	-
	$338	(8)	$332	$(20)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	March 31, 2013			December 31, 2012
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains
(in thousands)
Municipal Obligations	$35,703	$35,993	$290	$35,342	$35,606	$264
Corporate Obligations	1,266	1,306	40	1,270	1,317	48
Total	$36,969	$37,299	$330	$36,612	$36,923	$312

Municipal obligations consist primarily of municipal notes rated A3 or higher ranging in maturity from less than one year to over 10 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to three years.  These securities are rated A3 or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2014 and 2041.

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. An analysis of the warranty accruals for the three months ended March 31, 2013 and 2012 is as follows:

(in thousands)	2013	2012
Balance at beginning of period	$2,522	$1,973
Less: Payments made during the period	(496)	(419)
Add: Warranty provision for the period	662	566
Changes to warranty provision for prior periods	87	31
Balance at March 31	$2,775	$2,151

The warranty accruals are recorded in accrued expenses and other liabilities on the consolidated balance sheet.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lenders. The Company had no material repurchases of inventory during the year ended December 31, 2012. There were no repurchases of inventory under contractual agreements during the three months ended March 31, 2013.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.8 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $11.7 million as of March 31, 2013.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2013	December 31, 2012
Raw materials and supplies	$15,952	$17,205
Work in process	6,711	6,597
Finished goods	3,854	4,357
Total inventories	$26,517	$28,159

9.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the first quarter of 2013, the income tax provision reflects an effective tax rate of 10.6 percent, compared to an effective tax rate of 28.8 percent for the comparable period in the prior year.  The change in the effective rate was due primarily to decreased pre-tax income, coupled with continued beneficial permanent differences including tax exempt interest income, a favorable U.S. manufacturing deduction and the impact of certain 2012 tax credits which were retroactively enacted into law and recorded in the first quarter of 2013 totaling approximately $244,000.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit cost (credit) and related components for the plan:

(in thousands)	Three months ended March 31,
	2013	2012
Interest cost	$59	$63
Expected return on plan assets	(92)	(82)
Amortization of net losses	17	15
Net periodic benefit	$(16)	$(4)

During the first quarter of 2013, the Company did not make a contribution to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $6,172,000 as of March 31, 2013 and $6,026,000 as of December 31, 2012.  The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains related to the SERP assets totaled approximately $146,000 during the three months ended March 31, 2013 and approximately $132,000 during the three months ended March 31, 2012.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,172	$-
Available-for-sale securities
Municipal obligations	$-	$35,993	$-
Corporate obligations	-	1,306	-
	$-	$37,299	$-

	Fair Value Measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,026	$-
Available-for-sale securities
Municipal obligations	$-	$35,606	$-
Corporate obligations	-	1,317	-
	$-	$36,923	$-

The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments. The Company currently does not use the fair value option to measure any of its existing financial instruments and has not determined whether or not it will elect this option for financial instruments it may acquire in the future

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following:

(in thousands)	Pension Adjustment	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2012	$(1,771)	$199	$(1,572)
Change during the quarter:
Before-tax amount	_	(3)	(3)
Tax (expense) benefit	_	1	1
Reclassification adjustment, net of taxes
Amortization of net loss (1)	11	-	11
Net realized gain (2)	-	15	15
Total activity for the quarter	11	13	24
Balance at March 31, 2013	$(1,760)	$212	$(1,548)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

(in thousands)	Pension Adjustment	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2011	$(1,666)	$208	$(1,458)
Change during the quarter:
Before-tax amount	_	37	37
Tax (expense) benefit	_	(13)	(13)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	10	-	10
Net realized gain (2)	-	25	25
Total activity for the quarter	10	49	59
Balance at March 31, 2012	$(1,656)	$257	$(1,399)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 is incorporated herein by reference.  There have been no significant changes in the strategies since year-end.

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

Our unit production and sales were higher during the first quarter of 2013 compared to both the first quarter of 2012 and the fourth quarter of 2012.  We operated at higher production levels during the first quarter of 2013 because of strong dealer demand for our entry-level Robalo models and selected models of our larger Chaparral boats. In addition, industry indicators such as attendance at the 2013 winter boat shows, industry reports regarding 2013 retail boat sales, and the increased availability of floorplan financing for our dealers, have given us a favorable outlook for the near-term selling environment for our products.

Operating income decreased compared to the prior year due to higher selling, general and administrative expenses due to costs that vary with sales and profitability. Dealer inventories are higher at March 31, 2013 than both this time last year and at December 31, 2012.  Our dealer inventories are higher because of our increased production and related sales to dealers in response to the improved retail demand during the 2013 selling season as well as our belief that the boating industry is in the midst of a steady recovery.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2013 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

Management believes that net sales will be higher in 2013 compared to 2012 due to higher unit sales and slightly higher average selling prices in 2013 than in 2012.  This belief is based on indications that recreational boating retail demand has improved, and the fact that our dealer inventories and order backlog are at reasonable levels.  Attendance and sales from the 2013 winter boat shows were moderately higher than the 2012 season, which is another indication that the 2013 retail selling season could be stronger than in the previous year.

Although industry wide retail boat sales remain lower than they were in 2008, sales volumes expanded in 2012 and we expect this to continue in 2013.  We believe improvements in retail boat sales will be modest due to the continual economic weakness which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales, although fuel prices have declined during the first quarter of 2013, which should encourage consumers to participate in recreational boating.  Furthermore, recent improvements within selected housing markets could have positive effects on sales.  For a number of years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for favorable customer satisfaction surveys.  In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products has enhanced its selection of models for the 2013 model year which began on July 1, 2012.  We are continuing to emphasize the value-priced Chaparral and Robalo models that were initially introduced for model year 2012, as well as selected larger models in the SSX line introduced for the 2013 model year. We believe that the value-priced models we are producing will continue to enhance the achievement of our objectives related to improved manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing retail market share.

Our financial results in 2013 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of labor and certain of our raw materials and key components.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2013 and 2012 are as follows:

( in thousands)	Three months ended March 31,
	2013	2012
Total number of boats sold	976	869
Average gross selling price per boat	$42.6	$41.4
Net sales	$44,283	$37,849
Percentage of cost of goods sold to net sales	83.9%	81.5%
Gross profit margin percent	16.1%	18.5%
Percentage of selling, general and administrative expenses to net sales	12.7%	13.1%
Operating income	$1,472	$2,053
Warranty expense	$749	$597

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Net sales for the three months ended March 31, 2013 increased $6.4 million or 17.0 percent compared to the comparable period in 2012. The change in net sales was due to a 12.3 percent increase in the number of boats sold coupled with a 2.9 percent increase in the average gross selling price per boat.  Unit sales increased primarily due to higher sales of our larger Chaparral boats and value priced Robalo sport fishing boats.  Average selling prices increased during the quarter due to higher sales of our larger models, especially the new Chaparral 257 and 277 SSX.   In the first quarter of 2013, sales outside of the United States accounted for 22.0 percent of net sales compared to 22.5 percent of net sales in the prior year first quarter.  International net sales increased 14.4 percent to $9.7 million and domestic net sales increased 17.7 percent to $34.6 million.  The majority of the increase in international sales was due to increased sales in Australia, Russia and China partially offset by lower sales in Canada.

Cost of goods sold for the three months ended March 31, 2013 was $37.2 million compared to $30.8 million for the comparable period in 2012, an increase of $6.3 million or 20.5 percent.  Cost of goods sold, as a percentage of net sales, increased primarily due to increased employment costs and the lower margins generated by our value priced boats including the new Robalo sport fishing boats, the sales of which increased during the quarter compared to the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended March 31, 2013 were $5.6 million compared to $4.9 million for the comparable period in 2012, an increase of $0.7 million or 14.1 percent.  This increase was due to expenses that vary with sales, such as sales commissions and warranty expense, as well as increased advertising costs.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher activity levels. Warranty expense was 1.7 percent of net sales for the three months ended March 31, 2013 compared to 1.6 percent in the prior year quarter.

Operating income for the three months ended March 31, 2013 decreased $0.6 million compared to the comparable period in 2012 due to a lower gross margin coupled with higher selling, general and administrative expenses.

Interest income was $149 thousand during the three months ended March 31, 2013 and $239 thousand for the comparable period in 2012.  The decrease was primarily due to a 28.2 percent decrease in the average balance of our marketable securities portfolio.  The decrease in marketable securities is primarily due to the liquidation of $19.3 million from our marketable securities portfolio to fund a one-time special dividend of $0.55 per share paid in December 2012.

Income tax provision for the three months ended March 31, 2013 was $172 thousand compared to $660 thousand for the comparable period in 2012.  The income tax provision for the three months ended March 31, 2013 reflects an effective tax rate of 10.6 percent compared to an effective tax rate of 28.8 percent for the prior year.  The first quarter 2013 rate is the result of decreased pre-tax income coupled with continued beneficial permanent differences including tax-exempt interest income, a favorable U.S. manufacturing deduction and the impact of certain 2012 tax credits which were retroactively enacted into law and recorded in the first quarter of 2013 totaling approximately $244,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2013 were $6.3 million compared to $1.6 million at March 31, 2012.  In addition, the aggregate of short-term and long-term marketable securities were $37.3 million at March 31, 2013 compared to $36.9 million at December 31, 2012.  The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2013	2012

Net cash provided by operating activities	$6,718	$5,828
Net cash (used for) provided by investing activities	(428)	977
Net cash used for financing activities	$(1,593)	$(979)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash provided by operating activities for the three months ended March 31, 2013 increased approximately $0.9 million compared to the comparable period in 2012.  This increase is primarily due to a favorable change in working capital partially offset by a slight decrease in net income.

The major components of the favorable change in working capital were as follows: a favorable change of $2.5 million in inventories due to the increase in production levels in the latter half of 2012 that led to a higher inventory balance at the end of the year which were sold in the current period; a $1.3 million unfavorable change in other accrued expenses, largely attributable to a decrease in deferred revenue.

Cash used for investing activities for the three months ended March 31, 2013 was approximately $0.4 million compared to $1.0 million provided by investing activities in 2012.  This change is due primarily to fewer maturities coupled with decreased sales of marketable securities.

Cash used for financing activities for the three months ended March 31, 2013 increased approximately $614 thousand compared to the three months ended March 31, 2012 primarily due to the 50.0 percent increase in the quarterly dividend.

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

Cash Requirements

The Company currently expects that capital expenditures during 2013 will be approximately $1.4 million of which $72 thousand has been spent through March 31, 2013.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  Subsequent to quarter end the Company made a $150 thousand contribution to this plan.

As of March 31, 2013, the Company has purchased a total of 5,027,785 shares in the open market under the Company stock repurchase program and there are 3,222,215 shares that remain available for repurchase. The Company did not repurchase any shares under this program during the three months ended March 31, 2013.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2013 and 2012.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company had no material repurchases of inventory during the year ended December 31, 2012 or the three months ended March 31, 2013.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.8 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $11.7 million as of March 31, 2013.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $112 thousand in the three months ended March 31, 2013 and $102 thousand in the three months ended March 31, 2012.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, were very volatile as a result of the financial crisis of 2008, the ensuing global recession and the subsequent economic recovery.  During the fourth quarter of 2012 and the first quarter of 2013, the prices of many of these commodities decreased, although they remain volatile.  As a result, we believe that the Company’s material costs may decline in 2013, although they continue to remain volatile.  In the event that the prices of these commodities increase in the future and result in higher raw materials costs, we cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs, or that the Company will be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for these increased materials costs.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that the boating industry is improving; management’s belief that net sales will be higher in 2013 compared to 2012; our expectation that industry wide retail boat sales will continue to expand in 2013; our belief that these improvements in retail boat sales will be modest; our belief that the decline in fuel prices should encourage consumers to participate in recreational boating; the Company’s belief that the recreational boating industry promotional program have incrementally benefited the industry and Marine Products; our belief that the value-priced models introduced last year and the new models being developed will continue to enhance the achievement of our objectives related to improved manufacturing cost efficiencies, meeting dealer requests for entry-level models and increasing the retail market share; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2013; the Company’s expectation about contributions to its pension plan in 2013; the Company’s belief that material costs may decline in 2013; the Company’s belief that it will not be able to institute sufficient price increases to compensate for increased material costs; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause actual results to differ from management’s projections, forecast, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2013, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of March 31, 2013, the Company’s investment portfolio, totaling approximately $37.3 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2012, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2012 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

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

MARINE PRODUCTS CORPORATION

Date: May 1, 2013	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2013	/s/ Ben M. Palmer
Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)