Form 10-Q
period 2013-06-30
MARINE PRODUCTS CORP
filed 2013-07-31
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 19, 2013, Marine Products Corporation had 38,098,520 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF June 30, 2013 AND DECEMBER 31, 2012
(In thousands)
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$4,627	$1,648
Marketable securities	3,813	1,150
Accounts receivable, net	4,389	1,794
Inventories	29,310	28,159
Income taxes receivable	379	394
Deferred income taxes	1,398	1,283
Prepaid expenses and other current assets	1,508	1,607
Total current assets	45,424	36,035
Property, plant and equipment, net	11,288	11,470
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	32,434	35,773
Deferred income taxes	3,477	3,531
Other assets	6,838	6,733
Total assets	$103,234	$97,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$8,647	$4,246
Accrued expenses and other liabilities	9,283	9,000
Total current liabilities	17,930	13,246
Pension liabilities	6,233	6,232
Other long-term liabilities	87	90
Total liabilities	24,250	19,568
Common stock	3,810	3,782
Capital in excess of par value	2,684	2,417
Retained earnings	74,221	73,120
Accumulated other comprehensive loss	(1,731)	(1,572)
Total stockholders’ equity	78,984	77,747
Total liabilities and stockholders’ equity	$103,234	$97,315

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net sales	$42,235	$38,454	$86,518	$76,303
Cost of goods sold	34,920	31,159	72,091	62,012
Gross profit	7,315	7,295	14,427	14,291
Selling, general and administrative expenses	4,833	4,535	10,473	9,478
Operating income	2,482	2,760	3,954	4,813
Interest income	178	253	327	492
Income before income taxes	2,660	3,013	4,281	5,305
Income tax provision	725	840	897	1,500
Net income	$1,935	$2,173	$3,384	$3,805

Earnings per share
Basic	$0.05	$0.06	$0.09	$0.10
Diluted	$0.05	$0.06	$0.09	$0.10

Dividends paid per share	$0.03	$0.02	$0.06	$0.04

Weighted Average shares outstanding
Basic	36,829	36,668	36,774	36,649
Diluted	37,023	36,710	37,003	36,796

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$1,935	$2,173	$3,384	$3,805

Other comprehensive income (loss), net of taxes:
Pension adjustment	10	10	21	20
Unrealized (loss) gain on securities, net of reclassification adjustments	(193)	(2)	(180)	47

Comprehensive income	$1,752	$2,181	$3,225	$3,872

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED June 30, 2013
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2012	37,821	$3,782	$2,417	$73,120	$(1,572)	$77,747
Stock issued for stock incentive plans, net	371	37	739	—	—	776
Stock purchased and retired	(93)	(9)	(567)	—	—	(576)
Net income	—	—	—	3,384	—	3,384
Pension adjustment, net of taxes	—	—	—	—	21	21
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	(180)	(180)
Dividends declared	—	—	—	(2,283)	—	(2,283)
Excess tax benefits for share-based payments	—	—	95	—	—	95

Balance, June 30, 2013	38,099	$3,810	$2,684	$74,221	$(1,731)	$78,984

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30, 2013 AND 2012
(In thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$3,384	$3,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371	392
Gain on sale of equipment and property	(12)	-
Stock-based compensation expense	844	755
Excess tax benefits for share-based payments	(95)	(139)
Deferred income tax (benefit) provision	(41)	134
(Increase) decrease in assets:
Accounts receivable	(2,595)	(957)
Inventories	(1,151)	(4,119)
Prepaid expenses and other current assets	99	98
Income taxes receivable	15	-
Other non-current assets	(105)	606
Increase (decrease) in liabilities:
Accounts payable	4,401	2,914
Income taxes payable	161	(7)
Accrued expenses and other liabilities	217	2,774
Other long-term liabilities	32	(461)
Net cash provided by operating activities	5,525	5,795

INVESTING ACTIVITIES
Capital expenditures	(189)	(185)
Proceeds from sale of assets	12	-
Purchases of marketable securities	(7,889)	(20,690)
Sales of marketable securities	8,284	18,239
Maturities of marketable securities	-	925
Net cash provided by (used for) investing activities	218	(1,711)

FINANCING ACTIVITIES
Payment of dividends	(2,283)	(1,510)
Excess tax benefits for share-based payments	95	139
Cash paid for common stock purchased and retired	(576)	(756)
Proceeds received upon exercise of stock options	-	97
Net cash used for financing activities	(2,764)	(2,030)

Net increase in cash and cash equivalents	2,979	2,054
Cash and cash equivalents at beginning of period	1,648	956
Cash and cash equivalents at end of period	$4,627	$3,010

Supplemental information:
Income tax payments, net	$767	$1,376

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data)	2013	2012	2013	2012
Net income available for stockholders:	$1,935	2,173	3,384	3,805
Less: Dividends paid
Common Stock	(1,142)	(755)	(2,283)	(1,510)
Undistributed income	$793	1,418	1,101	2,295

Basic shares outstanding:
Common Stock	35,558	35,530	35,515	35,531
Restricted shares of common stock	1,271	1,138	1,259	1,118
	36,829	36,668	36,774	36,649
Diluted shares outstanding:
Common Stock	35,558	35,530	35,515	35,531
Dilutive effect of stock based awards	194	42	229	147
	35,752	35,572	35,744	35,678
Restricted shares of common stock	1,271	1,138	1,259	1,118
	37,023	36,710	37,003	36,796

Inclusion of all participating securities in the computation of Earnings Per Share (EPS) under the two-class method has no impact on the EPS amounts reported.

The effect of the Company’s stock options, as shown below, have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Stock options	42	42	42	42

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

4.	STOCK-BASED COMPENSATION

The Company reserved 2,250,000 shares of common stock under a Stock Incentive Plan with a term of ten years.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of June 30, 2013, there were approximately 249,000 shares available for grants.

Stock-based compensation for the three and six months ended June 30, 2013 and 2012 were as follows:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Pre – tax cost	$429	$379	$844	$755
After tax cost	$277	$244	$545	$487

Stock Options

Transactions involving Marine Products stock options for the six months ended June 30, 2013 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	144,615	$6.82	0.44
Granted	-	-	N/A
Exercised	-	-	N/A
Forfeited	(103,015)	4.54	N/A
Expired	-	-	N/A
Outstanding at June 30, 2013	41,600	$12.47	0.83	N/A

There were no stock options exercised during the six months ended June 30, 2013. The total intrinsic value of share options exercised was approximately $817,000 during the six months ended June 30, 2012.  Tax benefits associated with the exercise of non-qualified stock options during the six months ended June 30, 2012 of approximately $51,000 were credited to capital in excess of par value and are classified as financing cash flows, since all of the stock options exercised in the six months ended June 30, 2012 were incentive stock options which do not generate tax deductions for the Company.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2012	1,132,500	$5.92
Granted	371,000	6.40
Vested	(229,000)	6.20
Forfeited	(3,100)	6.28
Non-vested shares at June 30, 2013	1,271,400	$6.01

The total fair value of shares vested was approximately $1,457,000 during the six months ended June 30, 2013 and $1,168,000 during the six months ended June 30, 2012.  Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $95,000 for the six months ended June 30, 2013 and $88,000 for the six months ended June 30, 2012 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of June 30, 2013, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,093,000.  This cost is expected to be recognized over a weighted-average period of 4.1 years.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

5.	MARKETABLE SECURITIES

Marine Products investments are held with a large, well-capitalized financial institution.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method.  Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net realized gain	$57	$74	$80	$112
Reclassification of net realized gains from other comprehensive income	$57	$74	$80	$112

Gross unrealized gains (losses) on marketable securities are as follows:

	June 30, 2013		December 31, 2012
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$174	$(152)	$284	$(20)
Corporate Obligations	8	-	48	-
	$182	$(152)	$332	$(20)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	June 30, 2013			December 31, 2012
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains
(in thousands)
Municipal Obligations	$35,461	$35,483	$22	$35,342	$35,606	$264
Corporate Obligations	756	764	8	1,270	1,317	48
Total	$36,217	$36,247	$30	$36,612	$36,923	$312

Municipal obligations consist primarily of municipal notes rated A3 or higher ranging in maturity from less than one year to over 10 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to two years.  These securities are rated A2 or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2014 and 2041.

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years. An analysis of the warranty accruals for the six months ended June 30, 2013 and 2012 is as follows:

(in thousands)	2013	2012
Balance at beginning of period	$2,522	$1,973
Less: Payments made during the period	(824)	(838)
Add: Warranty provision for the period	1,271	1,131
Changes to warranty provision for prior periods	167	61
Balance at June 30	$3,136	$2,327
The warranty accruals are recorded in accrued expenses and other liabilities on the consolidated balance sheet.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lenders. The Company had no material repurchases of inventory during the year ended December 31, 2012 or in the first six months of 2013.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $11.2 million as of June 30, 2013.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2013	December 31, 2012
Raw materials and supplies	$18,848	$17,205
Work in process	6,806	6,597
Finished goods	3,656	4,357
Total inventories	$29,310	$28,159

9.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the second quarter of 2013, the income tax provision reflects an effective tax rate of 27.3 percent, compared to an effective tax rate of 27.9 percent for the comparable period in the prior year.  For the six months ended June 30, 2013 the income tax provision reflects an effective tax rate of 21.0 percent, compared to an effective tax rate of 28.3 percent for the comparable period in the prior year. The effective rate for the six months ended June 30, 2013 includes the impact of certain 2012 tax credits which were retroactively enacted into law and recorded in the first quarter of 2013 totaling approximately $244,000.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest cost	$58	$64	117	127
Expected return on plan assets	(92)	(83)	(184)	(165)
Amortization of net losses	17	16	34	31
Net periodic benefit	$(17)	$(3)	(33)	(7)

During the second quarter of 2013, the Company made a $150 thousand cash contribution to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $6,122,000 as of June 30, 2013 and $6,026,000 as of December 31, 2012.  The SERP assets are reported in other assets on the consolidated balance sheets and changes to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains or losses related to the SERP assets totaled approximately $96,000 during the six months ended June 30, 2013 and approximately $53,000 during the six months ended June 30, 2012.

11.	FAIR VALUE MEASUREMENTS

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of 3 broad levels as follows:
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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,122	$-
Available-for-sale securities
Municipal obligations	$-	$35,483	$-
Corporate obligations	-	764	-
	$-	$36,247	$-

	Fair Value Measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,026	$-
Available-for-sale securities
Municipal obligations	$-	$35,606	$-
Corporate obligations	-	1,317	-
	$-	$36,923	$-

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

      Accumulated other comprehensive (loss) income consists of the following:

(in thousands)	Pension Adjustment	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2012	$(1,771)	$199	$(1,572)
Change during the period ended June 30, 2013:
Before-tax amount	–	(361)	(361)
Tax benefit	–	129	129
Reclassification adjustment, net of taxes
Amortization of net loss (1)	21	-	21
Net realized gain (2)	-	52	52
Total activity for the period	21	(180)	(159)
Balance at June 30, 2013	$(1,750)	$19	$(1,731)

(in thousands)	Pension Adjustment	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2011	$(1,666)	$208	$(1,458)
Change during the period ended June 30, 2012:
Before-tax amount	–	(39)	(39)
Tax benefit	–	14	14
Reclassification adjustment, net of taxes
Amortization of net loss (1)	20	-	20
Net realized gain (2)	-	72	72
Total activity for the period	20	47	67
Balance at June 30, 2012	$(1,646)	$255	$(1,391)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

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

Our unit production and net sales were higher during the second quarter of 2013 compared to the second quarter of 2012 but lower than the first quarter of 2013.  We operated at higher production levels during the second quarter of 2013 because of strong dealer demand for our larger entry-level Robalo models, our larger Chaparral H2O models, and selected mid-range Chaparral models. In addition, industry indicators such as attendance at the 2013 winter boat shows, industry reports regarding 2013 retail boat sales, and the increased availability of floorplan financing for our dealers, have given us a favorable outlook for the near-term selling environment for our products.  In spite of these positive indicators, however, we also believe that the 2013 retail selling season was negatively impacted by weather that was colder and experienced more rainfall than normal in many of our markets in the Midwest and Northeast.  This weather may have caused potential purchasers of pleasure boats to defer their purchases.  In addition, we believe that delayed repair of vacation homes, docking facilities, and other boating-related infrastructure damaged by Hurricane Sandy has negatively impacted sales in several of our Northeast markets.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating income decreased compared to the prior year due to higher selling, general and administrative expenses.  Selling, general and administrative expenses increased due to costs that vary with sales, such as warranty expense and sales commissions. Dealer inventory in units as of June 30, 2013 was substantially lower than the end of the first quarter of 2013, but higher compared to the second quarter of 2012.  However, dealer inventory remains at appropriate levels, given the fact that our retail sales have been steadily improving compared to a year ago.

OUTLOOK

The discussion on the outlook for 2013 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

Management believes that net sales will be higher in 2013 compared to 2012 due to higher unit sales and slightly higher average selling prices in 2013 than in 2012.  This belief is based on indications that recreational boating retail demand has improved, and the fact that our dealer inventories and order backlog are at reasonable levels.  Attendance and sales from the 2013 winter boat shows were moderately higher than the 2012 season, although the 2013 retail selling season was slightly disappointing compared to industry expectations.

Although industry wide retail boat sales remain lower than they were in 2008, sales volumes expanded in 2012 and the first six months of 2013, and we expect this to continue for the remainder of 2013.  We believe improvements in retail boat sales will be modest due to the continued economic weakness which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales, although fuel prices have declined during the second quarter of 2013, which should encourage consumers to participate in recreational boating.  Furthermore, recent improvements within selected housing markets could have positive effects on sales.  For a number of years, Marine Products as well as other manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for favorable customer satisfaction surveys.  In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products plans to enhance its selection of models for the 2014 model year which began on July 1, 2013.  We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral SSX and H2O lines, and a new Robalo bay boat.  In addition, we plan to introduce a recreational jet boat during our 2014 model year.  We have executed a supply agreement with Bombardier Recreational Products for an engine for this boat, and are designing this new product during the third and fourth quarters of 2013.  We believe that this new product will expand our customer base, and leverage our strong dealer network and reputation for quality and styling.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2013 and 2012 are as follows:

($‘s in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total number of boats sold	875	880	1,851	1,749
Average gross selling price per boat	$44.0	$40.7	$43.3	$41.1
Net sales	$42,235	$38,454	$86,518	$76,303
Percentage of cost of goods sold to net sales	82.7%	81.0%	83.3%	81.3%
Gross profit margin percent	17.3%	19.0%	16.7%	18.7%
Percentage of selling, general and administrative expenses to net sales	11.4%	11.8%	12.1%	12.4%
Operating income	$2,482	$2,760	$3,954	$4,813
Warranty expense	$689	$596	$1,438	$1,192

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Net sales for the three months ended June 30, 2013 increased $3.8 million or 9.8 percent compared to the comparable period in 2012. The change in net sales was due to an 8.1 percent increase in the average gross selling price per boat, partially offset by a 0.6 percent decrease in the number of boats sold. Average selling prices per boat increased during the quarter because of a model mix that included higher sales of our larger Chaparral H2O and value-priced Robalo models, as well as the larger Chaparral SSX Sportsdecks.  Unit sales increases among our large Chaparral H2O models, value priced Robalo boats and Chaparral SSX Sportsdecks were offset by lower unit sales of our smaller Chaparral H2O models and Sunesta Sportsdecks.   In the second quarter of 2013, sales outside of the United States accounted for 20.8 percent of net sales compared to 22.7 percent of net sales in the prior year second quarter.  International net sales increased 0.6 percent to $8.8 million and domestic net sales increased 12.5 percent to $33.4 million.  The majority of the increase in international sales was due to increased sales in Australia and Canada, partially offset by decreased sales in Western Europe.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended June 30, 2013 was $34.9 million compared to $31.2 million for the comparable period in 2012, an increase of $3.7 million or 12.1 percent.  Cost of goods sold, as a percentage of net sales, increased primarily due to a higher employee headcount and the cost of employee benefit improvements as a result of enhancing our production workforce, partially offset by lower materials cost as a percentage of net sales due to a favorable model mix.

Selling, general and administrative expenses for the three months ended June 30, 2013 were $4.8 million compared to $4.5 million for the comparable period in 2012, an increase of $0.3 million or 6.6 percent.  This increase was due to expenses that vary with sales, such as sales commissions and warranty expense, as well as increased advertising costs.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher activity levels. Warranty expense was 1.6 percent of net sales for the three months ended June 30, 2013 compared to 1.5 percent in the prior year quarter.

Operating income for the three months ended June 30, 2013 decreased $0.3 million compared to the comparable period in 2012 due to higher selling, general and administrative expenses offsetting slightly higher gross profit.

Interest income was $178 thousand during the three months ended June 30, 2013 and $253 thousand for the comparable period in 2012.  The decrease was primarily due to a 29.9 percent decrease in the average balance of our marketable securities portfolio.  The decrease in marketable securities is primarily due to the liquidation of $19.3 million from our marketable securities portfolio to fund a one-time special dividend of $0.55 per share paid in December 2012.

Income tax provision for the three months ended June 30, 2013 was $725 thousand compared to $840 thousand for the comparable period in 2012.  The income tax provision for the three months ended June 30, 2013 reflects an effective tax rate of 27.3 percent compared to an effective tax rate of 27.9 percent for the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Net sales for the six months ended June 30, 2013 increased $10.2 million or 13.4 percent compared to the comparable period in 2012. The change in net sales was due to a 5.9 percent increase in the number of boats sold coupled with a 5.3 percent increase in the average gross selling price per boat.  Unit sales increased primarily due to higher sales of our larger Chaparral boats and value priced Robalo boats, partially offset by lower unit sales of our smaller H20 models.  Average selling prices increased due to higher sales of our larger models, especially the new Chaparral 257 and 277 SSX Sportsdecks.   In the first six months of 2013, sales outside of the United States accounted for 21.4 percent of net sales compared to 22.6 percent of net sales for the comparable period in 2012.  International net sales increased 7.4 percent to $18.5 million and domestic net sales increased 15.1 percent to $68.0 million.

Cost of goods sold for the six months ended June 30, 2013 was $72.1 million compared to $62.0 million for the comparable period in 2012, an increase of $10.1 million or 16.3 percent.  Cost of goods sold, as a percentage of net sales, increased primarily due to increased employment costs to enhance our production workforce and the lower margins generated by our value priced boats including the new Robalo boats, the sales of which increased during the year compared to the prior year.

Selling, general and administrative expenses for the six months ended June 30, 2013 were $10.5 million compared to $9.5 million for the comparable period in 2012, an increase of $1.0 million or 10.5 percent.  This increase was due to expenses that vary with sales, such as sales commissions and warranty expense, as well as increased advertising costs.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher activity levels. Warranty expense was 1.7 percent of net sales for the six months ended June 30, 2013 compared to 1.6 percent in the prior year.

Operating income for the six months ended June 30, 2013 decreased $0.9 million compared to the comparable period in 2012 due to higher selling, general and administrative expenses offsetting slightly higher gross profit.

Interest income was $327 thousand during the six months ended June 30, 2013 and $492 thousand for the comparable period in 2012.  The decrease was primarily due to a 29.2 percent decrease in the average balance of our marketable securities portfolio.  The decrease in marketable securities is primarily due to the liquidation of $19.3 million from our marketable securities portfolio to fund a one-time special dividend of $0.55 per share paid in December 2012.

Income tax provision for the six months ended June 30, 2013 was $897 thousand compared to $1.5 million for the comparable period in 2012.  The income tax provision for the six months ended June 30, 2013 reflects an effective tax rate of 21.0 percent compared to an effective tax rate of 28.3 percent for the prior year.  The effective tax rate for the six months ended June 30, 2013 includes the impact of certain 2012 tax credits which were retroactively enacted into law and recorded in the first quarter of 2013 totaling approximately $244,000.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2013 were $4.6 million compared to $3.0 million at June 30, 2012.  In addition, the aggregate of short-term and long-term marketable securities were $36.2 million at June 30, 2013 compared to $36.9 million at December 31, 2012.  The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2013	2012

Net cash provided by operating activities	$5,525	$5,795
Net cash provided by (used for) investing activities	218	(1,711)
Net cash used for financing activities	$(2,764)	$(2,030)

Cash provided by operating activities for the six months ended June 30, 2013 decreased approximately $0.3 million compared to the comparable period in 2012.  This decrease is primarily due to a decrease in net income, partially offset by a favorable change in working capital.

The major components of the favorable change in working capital were as follows: a favorable change of $3.0 million in inventories due to a larger increase in inventory in the prior year to support a more significant increase in prior year production levels;  a $1.5 million favorable change in accounts payable due primarily to timing of payments; a $2.6 million unfavorable change in other accrued expenses, largely attributable to timing of payments related to officer compensation and retail incentives; a $1.6 million unfavorable change in accounts receivable primarily due to timing of boat shipments and payments.

Cash provided by investing activities for the six months ended June 30, 2013 was approximately $0.2 million compared to $1.7 million used for investing activities in the same period in 2012.  This change is due primarily to a 61.9 percent decline in purchases of marketable securities, partially offset by a 54.6 percent decline in sales of marketable securities.

Cash used for financing activities for the six months ended June 30, 2013 increased approximately $0.7 million compared to the six months ended June 30, 2012 primarily due to the 50.0 percent increase in the quarterly dividend.

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

Cash Requirements

The Company currently expects that capital expenditures during 2013 will be approximately $1.4 million of which $189 thousand has been spent through June 30, 2013.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company made a $150 thousand cash contribution to this plan during the second quarter of 2013.

As of June 30, 2013, the Company has purchased a total of 5,033,785 shares in the open market under the Company stock repurchase program and there are 3,216,215 shares that remain available for repurchase. The Company repurchased 6,000 shares under this program during the six months ended June 30, 2013.

The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods ranging from five to ten years.  See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2013 and 2012.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company had no material repurchases of inventory during the year ended December 31, 2012 or the six months ended June 30, 2013.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 15 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $11.2 million as of June 30, 2013.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $268 thousand in the six months ended June 30, 2013 and $231 thousand in the six months ended June 30, 2012.

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

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, were very volatile as a result of the financial crisis of 2008, the ensuing global recession and the subsequent economic recovery.  During the first and second quarter of 2013, the prices of many of these commodities decreased, although they remain volatile.  As a result, we believe that the Company’s material costs may decline in 2013, although they continue to remain volatile.  In the event that the prices of these commodities increase in the future and result in higher raw materials costs, we cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs, or that the Company will be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for these increased materials costs.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that the boating industry is improving; management’s belief that net sales will be higher in 2013 compared to 2012; our expectation that industry wide retail boat sales will continue to expand in 2013; our belief that these improvements in retail boat sales will be modest; our belief that the decline in fuel prices in 2013 should encourage consumers to participate in recreational boating; our belief that improvements in selected housing markets could have positive effects on sales; the Company’s belief that the recreational boating industry promotional program have incrementally benefited the industry and Marine Products;  our plans to enhance model selection for the 2014 model year; our plans to introduce a jet bet during our 2014 model year; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2013; the Company’s expectation about contributions to its pension plan in 2013; the Company’s belief that material costs may decline in 2013; the Company’s belief that it may not be able to institute sufficient price increases to compensate for increased material costs or implement manufacturing strategies that will significantly reduce usage of raw materials to compensate for these increased material costs; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2013, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of June 30, 2013, the Company’s investment portfolio, totaling approximately $36.2 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2012, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2012 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, June 30, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

10.1
Performance-based compensation agreement between James A. Lane and Chaparral boats, Inc. (Incorporated herein by reference to form 10.1 to the Registrants Current Report on form 8-k filed on April 26, 2013)

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: July 31, 2013	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2013	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

