Form 10-Q
period 2013-09-30
MARINE PRODUCTS CORP
filed 2013-11-01
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 18, 2013, Marine Products Corporation had 38,096,320 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(In thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$5,854	$1,648
Marketable securities	5,281	1,150
Accounts receivable, net	3,972	1,794
Inventories	27,587	28,159
Income taxes receivable	-	394
Deferred income taxes	1,426	1,283
Prepaid expenses and other current assets	1,567	1,607
Total current assets	45,687	36,035
Property, plant and equipment, net	11,169	11,470
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	32,726	35,773
Deferred income taxes	3,630	3,531
Other assets	7,004	6,733
Total assets	$103,989	$97,315

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$7,286	$4,246
Accrued expenses and other liabilities	9,818	9,000
Total current liabilities	17,104	13,246
Pension liabilities	6,421	6,232
Other long-term liabilities	87	90
Total liabilities	23,612	19,568
Common stock	3,809	3,782
Capital in excess of par value	3,127	2,417
Retained earnings	75,083	73,120
Accumulated other comprehensive loss	(1,642)	(1,572)
Total stockholders' equity	80,377	77,747
Total liabilities and stockholders' equity	$103,989	$97,315

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	$41,989	$38,494	$128,507	$114,797
Cost of goods sold	34,258	31,120	106,349	93,132
Gross profit	7,731	7,374	22,158	21,665
Selling, general and administrative expenses	4,935	4,601	15,408	14,079
Operating income	2,796	2,773	6,750	7,586
Interest income	83	196	410	688
Income before income taxes	2,879	2,969	7,160	8,274
Income tax provision	877	859	1,774	2,359
Net income	$2,002	$2,110	$5,386	$5,915

Earnings per share
Basic	$0.05	$0.06	$0.15	$0.16
Diluted	$0.05	$0.06	$0.15	$0.16

Dividends paid per share	$0.03	$0.02	$0.09	$0.06

Weighted average shares outstanding
Basic	36,827	36,648	36,779	36,648
Diluted	37,180	36,758	37,058	36,793

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$2,002	$2,110	$5,386	$5,915

Other comprehensive income (loss), net of taxes:
Pension adjustment	12	10	33	30
Unrealized gain (loss) on securities,
net of reclassification adjustments	77	62	(103)	109

Comprehensive income	$2,091	$2,182	$5,316	$6,054

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2012	37,821	$3,782	$2,417	$73,120	$(1,572)	$77,747
Stock issued for stock incentive
plans, net	365	36	1,169	—	—	1,205
Stock purchased and retired	(90)	(9)	(567)	—	—	(576)
Net income	—	—	—	5,386	—	5,386
Pension adjustment, net of taxes	—	—	—	—	33	33
Unrealized loss on securities, net of taxes
and reclassification adjustment	—	—	—	—	(103)	(103)
Dividends declared	—	—	—	(3,423)	—	(3,423)
Excess tax benefits for share-based
payments	—	—	108	—	—	108

Balance, September 30, 2013	38,096	$3,809	$3,127	$75,083	$(1,642)	$80,377

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$5,386	$5,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	545	582
Gain on sale of equipment and property	(12)	-
Stock-based compensation expense	1,273	1,135
Excess tax benefits for share-based payments	(108)	(147)
Deferred income tax benefit	(271)	(33)
(Increase) decrease in assets:
Accounts receivable	(2,178)	(987)
Inventories	572	(3,489)
Prepaid expenses and other current assets	40	(92)
Income taxes receivable	394	-
Other non-current assets	(271)	511
Increase (decrease) in liabilities:
Accounts payable	3,040	4,053
Income taxes payable	489	64
Accrued expenses and other liabilities	437	3,004
Other long-term liabilities	237	(302)
Net cash provided by operating activities	9,573	10,214

INVESTING ACTIVITIES
Capital expenditures	(244)	(273)
Proceeds from sale of assets	12	-
Purchases of marketable securities	(12,355)	(27,077)
Sales of marketable securities	11,111	24,558
Maturities of marketable securities	-	925
Net cash used for investing activities	(1,476)	(1,867)

FINANCING ACTIVITIES
Payment of dividends	(3,423)	(2,264)
Excess tax benefits for share-based payments	108	147
Cash paid for common stock purchased and retired	(576)	(708)
Proceeds received upon exercise of stock options	-	97
Net cash used for financing activities	(3,891)	(2,728)

Net increase in cash and cash equivalents	4,206	5,619
Cash and cash equivalents at beginning of period	1,648	956
Cash and cash equivalents at end of period	$5,854	$6,575

Supplemental information:
Income tax payments, net	$1,165	$2,337

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Recently Adopted Accounting Pronouncements:

Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. In addition, an entity is required to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted these provisions in the first quarter of 2013 and has included the required additional disclosures in the accompanying financial statements and notes.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU requires an unrecognized tax benefit, or a portion of thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing.   In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU are effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted.  The Company plans to adopt these provisions in the first quarter of 2014 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2013	2012	2013	2012
Net income available for stockholders:	$2,002	$2,110	$5,386	$5,915
Less: Dividends paid	(1,140)	(754)	(3,423)	(2,264)
Undistributed earnings	$862	$1,356	$1,963	$3,651

Basic shares outstanding:
Common stock	35,556	35,514	35,516	35,525
Restricted shares of common stock	1,271	1,134	1,263	1,123
	36,827	36,648	36,779	36,648
Diluted shares outstanding:
Common stock	35,556	35,514	35,516	35,525
Dilutive effect of stock based awards	353	110	279	145
	35,909	35,624	35,795	35,670
Restricted shares of common stock	1,271	1,134	1,263	1,123
	37,180	36,758	37,058	36,793

Inclusion of all participating securities in the computation of Earnings Per Share (EPS) under the two-class method had no impact on the Basic EPS amounts reported with the exception of the following: $0.01 reduction for the nine months ended September 30, 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Stock options	42	42	42	42

4.	STOCK-BASED COMPENSATION

The Company reserved 2,250,000 shares of common stock under a Stock Incentive Plan with a term of ten years.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of September 30, 2013, there were approximately 251,000 shares available for grants.

Stock-based compensation for the three and nine months ended September 30, 2013 and 2012 were as follows:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Pre – tax cost	$429	$380	$1,273	$1,135
After tax cost	$276	$245	$821	$732

Stock Options

Transactions involving Marine Products stock options for the nine months ended September 30, 2013 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	144,615	$6.82	0.44
Granted	-	-	N/A
Exercised	-	-	N/A
Forfeited	(103,015)	4.54	N/A
Expired	-	-	N/A
Outstanding at September 30, 2013	41,600	$12.47	0.58	N/A

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no stock options exercised during the nine months ended September 30, 2013. The total intrinsic value of share options exercised was approximately $817,000 during the nine months ended September 30, 2012.  Tax benefits associated with the exercise of non-qualified stock options during the nine months ended September 30, 2012 of approximately $51,000 were credited to capital in excess of par value and are classified as financing cash flows, since all of the stock options exercised in the nine months ended September 30, 2012 were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2012	1,132,500	$5.92
Granted	371,000	6.40
Vested	(229,000)	6.20
Forfeited	(5,300)	6.47
Non-vested shares at September 30, 2013	1,269,200	$6.01

The total fair value of shares vested was approximately $1,457,000 during the nine months ended September 30, 2013 and $1,168,000 during the nine months ended September 30, 2012. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $108,000 for the nine months ended September 30, 2013 and $96,000 for the nine months ended September 30, 2012 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of September 30, 2013, total unrecognized compensation cost related to non-vested restricted shares was approximately $6,664,000.  This cost is expected to be recognized over a weighted-average period of 3.8 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net realized (loss) gain	$(24)	$36	$56	$148
Reclassification of net realized (loss) gains from other comprehensive income	$(24)	$36	$56	$148

Gross unrealized gains (losses) on marketable securities are as follows:

	September 30, 2013		December 31, 2012
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$200	$(57)	$284	$(20)
Corporate Obligations	8	-	48	-
	$208	$(57)	$332	$(20)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	September 30, 2013			December 31, 2012
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains
(in thousands)
Municipal Obligations	$37,102	37,245	143	$35,342	$35,606	$264
Corporate Obligations	754	762	8	1,270	1,317	48
Total	$37,856	38,007	151	$36,612	$36,923	$312

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

Warranty Costs

The Company warrants components of the boat, excluding the engine, against defects in materials and workmanship for a period of one year.  Cockpit upholstery is warranted for 2 years.  The Company also warrants the structural hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for as long as the purchaser owns the boat.  The structural deck is warranted for a period of 5 years to the original purchaser. An analysis of the warranty accruals for the nine months ended September 30, 2013 and 2012 is as follows:

(in thousands)	2013	2012
Balance at beginning of period	$2,522	$1,973
Less: Payments made during the period	(1,232)	(1,286)
Add: Warranty provision for the period	1,903	1,698
Changes to warranty provision for prior periods	222	92
Balance at September 30	$3,415	$2,477
The warranty accruals are recorded in accrued expenses and other liabilities on the consolidated balance sheet.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lenders. The Company had no material repurchases of inventory during the year ended December 31, 2012 or during the nine months ended September 30, 2013.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $12.0 million as of September 30, 2013.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2013	December 31, 2012
Raw materials and supplies	$17,425	$17,205
Work in process	6,071	6,597
Finished goods	4,091	4,357
Total inventories	$27,587	$28,159

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the third quarter of 2013, the income tax provision reflects an effective tax rate of 30.5 percent, compared to an effective tax rate of 28.9 percent for the comparable period in the prior year.  For the nine months ended September 30, 2013 the income tax provision reflects an effective tax rate of 24.8 percent, compared to an effective tax rate of 28.5 percent for the comparable period in the prior year. The effective rate for the nine months ended September 30, 2013 includes the impact of certain 2012 tax credits which were retroactively enacted into law and recorded in the first quarter of 2013 totaling approximately $244,000.

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest cost	$59	$63	176	190
Expected return on plan assets	(93)	(82)	(277)	(247)
Amortization of net losses	17	15	51	46
Net periodic benefit	$(17)	$(4)	(50)	(11)

The company made contributions to this plan of $150 thousand during the nine months ended September 30, 2013 and $684 thousand during the nine months ended September 30, 2012.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $6,285,000 as of September 30, 2013 and $6,026,000 as of December 31, 2012.  The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trading gains or losses related to the SERP assets totaled approximately $259,000 during the nine months ended September 30, 2013 and approximately $145,000 during the nine months ended September 30, 2012.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,285	$-
Available-for-sale securities
Municipal obligations	$-	$37,245	$-
Corporate obligations	-	762	-
	$-	$38,007	$-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,026	$-
Available-for-sale securities
Municipal obligations	$-	$35,606	$-
Corporate obligations	-	1,317	-
	$-	$36,923	$-

The carrying amount of other financial instruments reported in the consolidated balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments. The Company currently does not use the fair value option to measure any of its existing financial instruments and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

      Accumulated other comprehensive (loss) income consists of the following:

(in thousands)	Pension Adjustment	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2012	$(1,771)	$199	$(1,572)
Change during the period ended September 30, 2013:
Before-tax amount	_	(216)	(216)
Tax benefit	_	77	77
Reclassification adjustment, net of taxes
Amortization of net loss (1)	33	-	33
Net realized gain (2)	-	36	36
Total activity for the period	33	(103)	(70)
Balance at September 30, 2013	$(1,738)	$96	$(1,642)

(in thousands)	Pension Adjustment	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2011	$(1,666)	$208	$(1,458)
Change during the period ended September 30, 2012:
Before-tax amount	_	22	22
Tax benefit	_	(8)	(8)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	30	-	30
Net realized gain (2)	-	95	95
Total activity for the period	30	109	139
Balance at September 30, 2012	$(1,636)	$317	$(1,319)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

20

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	SUBSEQUENT EVENT

On October 23, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.03 per share in addition to a special dividend of $0.03 per share both payable December 10, 2013 to stockholders of record at the close of business November 8, 2013.

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

Our net sales were higher during the third quarter of 2013 compared to the third quarter of 2012 but lower than the second quarter of 2013.  We operated at higher production levels during the third quarter of 2013 because of strong dealer demand for our larger entry-level Robalo models, our larger Chaparral H2O models, and selected mid-range Chaparral models. In addition, industry indicators such as attendance at the 2013 winter boat shows, industry reports regarding 2013 retail boat sales, and the increased availability of floorplan financing for our dealers, have given us a favorable outlook for the near-term selling environment for our products.  In spite of these positive indicators, however, we also believe that the 2013 domestic retail selling season was negatively impacted by weather that was colder and experienced more rainfall than normal in many of our markets in the Midwest and Northeast.  This weather may have caused potential purchasers of pleasure boats to defer their purchases.  In addition, we believe that delayed repair of vacation homes, docking facilities, and other boating-related infrastructure damaged by Hurricane Sandy has negatively impacted sales in several of our Northeast markets.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating income increased by less than one percent during the third quarter of 2013 compared to the prior year due to higher net sales, offset by higher cost of goods sold and selling, general and administrative expenses.  Selling, general and administrative expenses increased due to costs that vary with sales, such as warranty expense and sales commissions. Although dealer inventory in units as of September 30, 2013 was higher than at the end of the second quarter of 2013 and the third quarter of 2012, dealer inventory remains at appropriate levels, given the fact that our retail sales have been steadily improving compared to a year ago.

OUTLOOK

The discussion on the outlook for 2013 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

We believe that recreational boating retail demand has improved.  Attendance and sales from the 2013 winter boat shows were moderately higher than the 2012 season, although the 2013 retail selling season was slightly disappointing compared to industry expectations due to cooler and rainy weather in the spring and delayed replacement of boating infrastructure that was destroyed by Hurricane Sandy in the Northeast.

Although industry wide retail boat sales remain lower than they were prior to the financial crisis, sales volumes expanded in 2012 and the first nine months of 2013, and we expect this to continue for the remainder of 2013.  We believe improvements in retail boat sales will be modest due to the lack of economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales, although fuel prices have declined during the third quarter of 2013, which should encourage consumers to participate in recreational boating.  Furthermore, recent improvements within selected housing markets could have positive effects on sales.  For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for favorable customer satisfaction surveys.  In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products is enhancing its selection of models for the 2014 model year which began on July 1, 2013.  We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX’s, and new Robalo bay boat models.  In addition, we plan to introduce a recreational jet boat product line and begin shipping in early 2014.  We have executed a supply agreement with Bombardier Recreational Products for an engine for these boats, and are designing these new products during the third and fourth quarters of 2013.  We believe that these jet boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Our financial results for the full year of 2013 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of labor and certain of our raw materials and key components.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total number of boats sold	879	878	2,730	2,627
Average gross selling price per boat (in thousands)	$44.6	$41.1	$43.7	$41.1
Net sales (in thousands)	$41,989	$38,494	$128,507	$114,797
Percentage of cost of goods sold to net sales	81.6%	80.8%	82.8%	81.1%
Gross profit margin percent	18.4%	19.2%	17.2%	18.9%
Percentage of selling, general and administrative expenses to net sales	11.8%	12.0%	12.0%	12.3%
Operating income (in thousands)	$2,796	$2,773	$6,750	$7,586
Warranty expense (in thousands)	$687	$597	$2,125	$1,790

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Net sales for the three months ended September 30, 2013 increased $3.5 million or 9.1 percent compared to the comparable period in 2012. The change in net sales was due primarily to an 8.5 percent increase in the average gross selling price per boat, as well as an increase in parts and accessories sales, since consolidated unit sales were unchanged during the quarter compared to the prior year.  Average selling prices per boat increased during the quarter because of a model mix that included higher sales of our Robalo outboard sport fishing boats.  Unit sales increases among our larger Chaparral H2O models and value priced Robalo boats were offset by lower unit sales of our smaller Chaparral H2O models and Sunesta Sportsdecks.   In the third quarter of 2013, sales outside of the United States accounted for 13.5 percent of net sales compared to 18.4 percent of net sales in the prior year third quarter.  International net sales decreased 19.6 percent during the third quarter of 2013 to $5.7 million while domestic net sales increased 15.6 percent to $36.3 million.  The international net sales declines were primarily due to sales outside of North America as sales to our Canadian dealers declined only 1.4 percent.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended September 30, 2013 was $34.3 million compared to $31.1 million for the comparable period in 2012, an increase of $3.2 million or 10.1 percent.  Cost of goods sold, as a percentage of net sales, increased primarily due to higher employment costs this quarter as compared to the prior year, partially offset by lower materials costs as a percentage of net sales due to a favorable model mix.

Selling, general and administrative expenses for the three months ended September 30, 2013 were $4.9 million compared to $4.6 million for the comparable period in 2012, an increase of $0.3 million or 7.3 percent.  This increase was due to higher promotional advertising and research and development costs, as well as higher costs that vary with sales, such as sales commissions and warranty expense.  Selling, general and administrative expenses as a percentage of net sales, was approximately the same in the third quarter of 2013 and the third quarter of 2012. Warranty expense was 1.6 percent of net sales for the three months ended September 30, 2013, unchanged as a percent of net sales compared to the prior year quarter.

Operating income for the three months ended September 30, 2013 increased $0.1 million compared to the comparable period in 2012 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $83 thousand during the three months ended September 30, 2013 and $196 thousand for the comparable period in 2012.  The decrease was primarily due to a 32.4 percent decrease in the average balance of our marketable securities portfolio.  The decrease in marketable securities is primarily due to the liquidation of $19.3 million from our marketable securities portfolio to fund a special dividend of $0.55 per share totaling approximately $20.8 million paid in December 2012.

Income tax provision for the three months ended September 30, 2013 was $877 thousand compared to $859 thousand for the comparable period in 2012.  The income tax provision for the three months ended September 30, 2013 reflects an effective tax rate of 30.5 percent compared to an effective tax rate of 28.9 percent for the prior year quarter.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Net sales for the nine months ended September 30, 2013 increased $13.7 million or 11.9 percent compared to the comparable period in 2012. The change in net sales was due to a 3.9 percent increase in the number of boats sold coupled with a 6.4 percent increase in the average gross selling price per boat.  Unit sales increased primarily due to higher sales of our larger Chaparral boats and value priced Robalo boats, partially offset by lower unit sales of our smaller H20 models.  Average selling prices increased due to higher sales of our larger models, including the new Chaparral 257 and 277 SSX Sportsdecks and Robalo outboard sport fishing boats.   In the first nine months of 2013, sales outside of the United States accounted for 18.8 percent of net sales compared to 21.2 percent of net sales for the comparable period in 2012.  International net sales decreased 0.5 percent for the nine months ended September 30, 2013 to $24.2 million while domestic net sales increased 15.3 percent to $104.3 million.

Cost of goods sold for the nine months ended September 30, 2013 was $106.3 million compared to $93.1 million for the comparable period in 2012, an increase of $13.2 million or 14.2 percent.  Cost of goods sold, as a percentage of net sales, increased primarily due to increased employment costs to enhance our production workforce.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $15.4 million compared to $14.1 million for the comparable period in 2012, an increase of $1.3 million or 9.4 percent.  This increase was due to expenses that vary with sales, such as sales commissions and warranty expense, as well as increased advertising costs.  Selling, general and administrative expenses, as a percentage of net sales, decreased primarily due to leverage of fixed costs over higher sales. Warranty expense was 1.7 percent of net sales for the nine months ended September 30, 2013 compared to 1.6 percent in the prior year.

Operating income for the nine months ended September 30, 2013 decreased $0.8 million compared to the comparable period in 2012 due to higher selling, general and administrative expenses offsetting slightly higher gross profit.

Interest income was $410 thousand during the nine months ended September 30, 2013 and $688 thousand for the comparable period in 2012.  The decrease was primarily due to a 31.5 percent decrease in the average balance of our marketable securities portfolio.  The decrease in marketable securities is primarily due to the liquidation of $19.3 million from our marketable securities portfolio to fund a special dividend of $0.55 per share totaling approximately $20.8 million paid in December 2012.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Income tax provision for the nine months ended September 30, 2013 was $1.8 million compared to $2.4 million for the comparable period in 2012.  The income tax provision for the nine months ended September 30, 2013 reflects an effective tax rate of 24.8 percent compared to an effective tax rate of 28.5 percent for the same period in the prior year.  The effective tax rate for the nine months ended September 30, 2013 includes the impact of certain 2012 tax credits which were retroactively enacted into law and recorded in the first quarter of 2013 totaling approximately $244,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2013 were $5.9 million compared to $1.6 million at December 31, 2012.  In addition, the aggregate of short-term and long-term marketable securities were $38.0 million at September 30, 2013 compared to $36.9 million at December 31, 2012.

 The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2013	2012

Net cash provided by operating activities	$9,573	$10,214
Net cash used for investing activities	(1,476)	(1,867)
Net cash used for financing activities	$(3,891)	$(2,728)

Cash provided by operating activities for the nine months ended September 30, 2013 decreased approximately $0.6 million compared to the comparable period in 2012.  This decrease is primarily due to a decrease in net income, partially offset by a favorable change in working capital.

The major components of the net favorable change in working capital were as follows: a favorable change of $4.1 million in inventories due to a smaller increase in inventory in the current year;  a $1.0 million unfavorable change in accounts payable due primarily to timing of payments; a $2.6 million unfavorable change in other accrued expenses, largely attributable to timing of payments related to officer compensation and retail incentives; a $1.2 million unfavorable change in accounts receivable primarily due to timing of boat shipments and dealer payments.

Cash used for investing activities for the nine months ended September 30, 2013 was approximately $1.5 million compared to $1.9 million used for investing activities in the same period in 2012.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash used for financing activities for the nine months ended September 30, 2013 increased approximately $1.2 million compared to the nine months ended September 30, 2012 primarily due to the 50.0 percent increase in the quarterly cash dividends.

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

Cash Requirements

The Company currently expects that capital expenditures during 2013 will be approximately $400 thousand of which $244 thousand has been spent through September 30, 2013.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company made a $150 thousand cash contribution to this plan during the first nine months of 2013, and does not expect to make any additional contributions for the remainder of 2013.

As of September 30, 2013, the Company has purchased a total of 5,033,785 shares in the open market under the Company stock repurchase program and there are 3,216,215 shares that remain available for repurchase under the current authorization. The Company repurchased 6,000 shares under this program during the nine months ended September 30, 2013.

The Company warrants components of the boat, excluding the engine, against defects in materials and workmanship for a period of one year.  Cockpit upholstery is warranted for 2 years.  The Company also warrants the structural hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for as long as the purchaser owns the boat.  The structural deck is warranted for a period of 5 years to the original purchaser. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the nine months ended September 30, 2013 and 2012.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company had no material repurchases of inventory during the year ended December 31, 2012 or the nine months ended September 30, 2013.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $12.0 million as of September 30, 2013.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $433 thousand in the nine months ended September 30, 2013 and $383 thousand in the nine months ended September 30, 2012.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that dealer inventory remains at appropriate levels; our belief that the boating industry is improving; our expectation that industry wide retail boat sales will continue to expand in 2013; our belief that these improvements in retail boat sales will be modest; our belief that the decline in fuel prices in 2013 should encourage consumers to participate in recreational boating; our belief that improvements in selected housing markets could have positive effects on sales; the Company’s belief that the recreational boating industry promotional program have incrementally benefited the industry and Marine Products;  our plans to enhance model selection for the 2014 model year; our plans to introduce a jet boat during our 2014 model year, and that these jet boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2013; the Company’s expectation about contributions to its pension plan in 2013; the Company’s belief that material costs may decline in 2013; the Company’s belief that it may not be able to institute sufficient price increases to compensate for increased material costs or implement manufacturing strategies that will significantly reduce usage of raw materials to compensate for these increased material costs; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2013, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of September 30, 2013, the Company’s investment portfolio, totaling approximately $38.0 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2012, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2012 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

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

3.1(b)
Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on September 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2005).

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: November 1, 2013	Richard A. Hubbell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 1, 2013	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

