Form 10-K
period 2013-12-31
MARINE PRODUCTS CORP
filed 2014-03-06
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
Commission File No. 1-16263

MARINE PRODUCTS CORPORATION
Delaware (State of Incorporation)	58-2572419 (I.R.S. Employer Identification No.)
2801 BUFORD HIGHWAY, NE SUITE 520
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

Large accelerated filer ☐   Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2013, the last business day of the registrant’s most recent second fiscal quarter, was $84,277,214 based on the closing price on the New York Stock Exchange on June 30, 2013 of $8.02 per share.

Marine Products Corporation had 38,209,302 shares of common stock outstanding as of February 14, 2014.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Acquisition Company LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s belief that there are several alternative suppliers of fiberglass that could provide adequate quality and quantities of this raw material at acceptable prices; the Company’s plans to continue purchasing sterndrive engines through the ABA; the Company’s belief that the level of dealer inventories of its new boat models are appropriate; management’s belief that the Company is well positioned to take advantage of current industry conditions; the Company’s belief that the current unit order backlog is at an appropriate level; the Company’s plan to capture additional market share as purchasers of entry level models purchase larger models in the future; the Company’s belief that its corporate infrastructure, marketing and sales capabilities, financial strength and nationwide presence enables it to compete effectively against its competitors; the Company’s belief that it will not incur any material capital expenditures to comply with existing environmental or safety regulations; the Company’s lack of confidence that it will be able to institute sufficient price increases to its dealers to compensate for increased materials costs or that the Company will be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for any increases in materials costs; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its results of operations; the Company’s plan to continue to pay cash dividends subject to the earnings and financial condition of the Company and other relevant factors; the Company’s plans to have its jet boat product line available to its dealer network during the 2014 retail selling season; the Company’s belief that recreational boating retail demand in many segments of the industry is improving; the Company’s belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; the Company’s belief that improvements in retail boat sales will be modest due to lackluster economic improvement; the Company’s belief that declining fuel prices should encourage consumers to participate in recreational boating; the Company’s belief that recent improvements within selected housing markets could have positive effects on sales; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; the Company’s plans to introduce a jet boat during its 2014 model year, and that these jet boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2014; the Company’s expectation about contributions to its pension plan in 2014; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; and the Company’s expectation regarding market risk of its investment portfolio.

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

Item 1. Business

Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products’ product offerings include Chaparral sterndrive pleasure boats and Robalo outboard sport fishing boats.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, sport yacht and sport fishing markets. The Company sells its products to a network of 134 domestic and 76 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive pleasure boats including H2O Sport and Fish & Ski boats, SSi and SSX Sportboats, Sunesta Sportdecks and Xtreme Tow Boats, Signature Cruisers and Robalo outboard sport fishing boats. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2013] indicate that Chaparral is the largest manufacturer of sterndrive boats in lengths from 18 to 35 feet in the United States.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained workforce. With almost 49 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.

Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an “unsinkable” hull. The Company believes that Robalo’s share of the outboard sport fishing boat market is approximately three percent.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational and cruiser markets through its Chaparral brand and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral – H2O Sport Series	6	18′-21′	$25,000 - $49,000
Fiberglass multipurpose runabouts. Sport and Ski & Fish series offers an affordable, entry-level product with a national fixed retail price including a standard engine and single axle trailer. Marketed to both experienced and value-conscious buyers.

Chaparral - SSi Wide Tech™	5	20′-25′	$47,000 - $105,000
Fiberglass closed deck runabouts. Encompasses affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups. Wide TechTM is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout, the style of a sportboat and the roominess of a cruiser.

Chaparral - SSX Sportdeck	6	26′-32′	$96,000 - $337,000	Fiberglass bowrider crossover sportboats that combine the ride of a sportboat and the usefulness of a deckboat. Marketed as high value runabouts for family groups.

Chaparral – Sunesta and Xtreme Tow Boat	9	20′-28′	$63,000 - $180,000
Fiberglass pleasure boats with a high-performance hull design and updated styling. Xtreme, with Wide TechTM innovation, is marketed as a high-performance wakeboard/ski boat with technical features and styling that appeal to wakeboard and ski enthusiasts.

Chaparral - Signature Cruiser	5	27′-37′	$105,000 - $481,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo - Sport Fishing Boat	14	18′-30′	$30,000 - $298,000
Sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen.  Two models are marketed to first-time and value-conscious buyers with four additional models promoted at a national fixed retail price and standard features.  A bay boat series, also with national fixed retail prices, was introduced in 2013 to include several different sized models.

Manufacturing

Marine Products’ manufacturing facilities are located in Nashville, Georgia and Valdosta, Georgia. The Company idled its plant located in Valdosta, Georgia in response to declines in production volumes in a prior year. Marine Products utilizes five different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. The Company’s manufacturing operations are ISO 9001: 2008 certified, which is an international designation of design, manufacturing, and customer service processes. ISO 9001: 2008 surpasses previous ISO designations. Management believes Chaparral is the largest sterndrive boat manufacturing brand to hold the ISO 9001: 2008 certification. When fully assembled and inspected, the boats are loaded onto either company-owned trailers or third-party marine transport trailers for delivery to dealers. The manufacturing process begins with the design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

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

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer orders. Sterndrive engines are purchased through the American Boatbuilders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has an outboard engine supply contract with Yamaha and a jet engine supply contract with BRP US Inc. These engine supply arrangements were not negotiated through the ABA. In the event of a sudden and extended interruption in the supply of engines from these suppliers, our sales and profitability could be negatively impacted. See “Risk Factors” below.

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel, copper and resins made from hydrocarbon feedstocks. In response to global economic uncertainties, the prices of these commodities have fluctuated significantly over the past several years.  During 2012 and 2013, these prices stabilized, but at historically high levels. See “Inflation” below.

Sales and Distribution

Domestic sales are made through approximately 74 Chaparral dealers, 17 Robalo dealers and 43 dealers that sell both brands located in markets throughout the United States. Marine Products also has 76 international dealers.  During 2013 the financial strength of our dealer network continued to improve primarily due to improved availability of floorplan financing. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ six independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounted for more than 10 percent of net sales during 2013, 2012 or 2011.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires payment in full before it will ship a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation.  The volume of sales to international dealers as a percentage of total net sales declined in 2013 compared to 2012 due to the persistent economic crisis primarily in Europe.  International sales demand is also affected by the value of the U.S. dollar relative to other currencies. International net sales as a percentage of total net sales were 17.2 percent in 2013, 20.3 percent in 2012, and 21.4 percent in 2011.

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

Approximately 46 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or pay cash. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits set by the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase amount is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $7.1 million as of December 31, 2013.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.2 million, with various expiration and cancellation terms of less than one year. The aggregate repurchase obligation with all financing institutions was approximately $13.3 million as of December 31, 2013.  In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturers’ repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2014 model year (which commenced July 1, 2013), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through April 30, 2014. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We believe that dealer inventories of our boat models as of December 31, 2013 are appropriate relative to the current level of retail customer demand; 61 percent of dealer inventories are 2014 model year units.  The sales order backlog as of December 31, 2013 was approximately 1,003 boats with estimated net sales of approximately $39.1 million. This represents an approximate 13.6 week backlog based on recent production levels. As of December 31, 2012, the sales order backlog was approximately 809 boats with estimated net sales of $29.4 million, representing an approximate 11.6 week backlog.  The Company will continue to monitor the number of boats in dealer inventory and is prepared to adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

A bow design known as the Wide TechTM was first used on the Chaparral Sunesta Wide TechTM and Xtreme models for the 2008 model year, and is currently being used on Chaparral’s SSi Wide TechTM Sportboats, Sunesta Sportdecks, Xtreme Tow Boats and two Signature Cruisers. The Wide TechTM bow design allows the models to have the Extended V-Plane hull, with the features and benefits that this hull design offers. In addition, the Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, it allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. This bow design may be incorporated on other Chaparral boat models in subsequent model years.

In support of its new product development efforts, Marine Products incurred research and development costs of $1.1 million in 2013, $768 thousand in 2012, and $789 thousand in 2011.

Industry Overview

The recreational marine market in the United States is a mature market, with 2012 (latest data available to us) retail expenditures of approximately $36 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ limited free time with all other leisure activities.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 88 million adults in the United States participated in recreational boating in 2012, an increase of 6 percent compared to the prior year, although non-active boat owners cite lack of leisure time and increased operational and fuel costs as the primary reasons for not using their boats.  The percentage of American consumers that participated in recreational boating during 2012 was the highest of any year in the NMMA’s survey period.  There are currently approximately 17 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.).  Marine Products competes in the sterndrive and inboard boating category with its five lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats. Approximately 77 percent of the Company’s unit sales in 2013 were sterndrive boats compared to 85 percent in 2012.

Industry sales of new sterndrive boats in the United States during 2013 totaling 13,477 (source: Info-Link Technologies, Inc.) accounted for approximately 25 percent of the total new fiberglass powerboats sold between 18 and 35 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $785 million, or an average retail price per boat of approximately $58,000. Management believes that the five largest states for boat sales at the present time are Florida, Texas, Michigan, New York and Louisiana.  Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 18 to 35 feet, the primary market segment in which Marine Products competes, represented $2.5 billion in retail sales during 2013. The table below reflects the estimated sales within this segment by category for 2013 and 2012 (source: Info-Link Technologies, Inc.):

	2013		2012
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	13,477	$0.8	13,959	$0.7
Outboard Boats	30,541	1.1	26,209	0.9
Inboard Boats	6,591	0.5	5,694	0.4
Jet Boats	2,888	0.1	3,558	0.1
TOTAL	53,497	$2.5	49,420	$2.1

               Chaparral’s products are categorized as sterndrive boats and Robalo’s products are categorized as outboard boats.  Although industry-wide sterndrive boat unit sales have been declining, the rate of decline in recent years has slowed.  Jet boat sales also experienced a decline in 2013, partially due to a major jet boat manufacturer exiting the market.  In the four years prior to 2013, jet boat annual sales were consistently between 3,300 and 4,000 units sold.  Chaparral hopes to take advantage of this opportunity in the jet boat market when it introduces its jet boat product line, which the Company plans to have available for its dealer network during the 2014 retail selling season.

                The recreational boat manufacturing market remains highly fragmented with the exception of Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes approximately 60 sterndrive manufacturers and over 150 outboard boat manufacturers, with the majority representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2013 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a combined market share of approximately 56 percent; approximately the same as one year ago.  Chaparral’s market share in units during this nine month period was approximately 13.9 percent, which represents an increase of approximately 2.3 percentage points compared to 11.6 percent during the 12 months ended December 31, 2012.  The Company believes that this improvement in market share is due primarily to the success of our value-priced Chaparral H2O models, which are 18, 19 and 21 feet in length.

                 Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing for our dealers and customers, weather, fuel prices, tax laws, demographics and consumers’ leisure time. Also, the value of residential and vacation real estate in coastal and recreational areas influences recreational boat sales. The most recent NMMA surveys indicate that participation in recreational boating has increased, that many boaters participate in boating by using another person’s boat, and that retirements of used boats have reduced the size of the total recreational boat fleet. These factors are positive indicators for near-term boat sales.  However, these surveys also indicate that many past boating participants do not currently participate in boating because of high costs and a lack of leisure time.   The increases in the cost of certain components, operating costs, and the impact of environmental regulation have increased the cost of boats and boat ownership in recent years, and these trends may continue.  Competition from other leisure and recreational activities for available leisure time can also affect sales of recreational boats.

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

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of sterndrive boats declined at a compounded annual rate of approximately three percent between 2009 and 2013. During this period, Marine Products experienced a compounded annual growth rate of approximately 39 percent in the number of sterndrive boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines.  During 2013 the Company’s strategy has been to support our dealers’ need to maintain a higher level of inventories than in previous years, given relatively stable retail demand and an improved dealer financing environment.  At the end of 2013, the Company’s dealer inventories were approximately 13 percent higher than they were at the end of 2012, and our unit order backlog remained strong. We believe that higher inventories and the current unit order backlog are appropriate relative to expected retail demand during the 2014 retail selling season.   Chaparral has grown its sterndrive market share in the 18 to 35 feet length category from 5.9 percent in fiscal 1996 to 13.9 percent during the nine months ended September 30, 2013 (the most recent information available to us from Statistical Surveys, Inc.).  Our market share increased across the breadth of our model sizes during 2013, although market share increased at a higher rate among our smaller boat models.

During 2013, we added two 21 foot H2O models to our line of entry level, value priced boats that were first introduced for the 2012 model year.  These models, the Chaparral H2O Sport and Fish & Ski Boats, together with the Robalo R180 and R200, are affordable models with standard features.  These models also carry nationally advertised fixed pricing and include a trailer.  Marine Products developed these models in order to increase unit sales in a segment in which the Company has an opportunity to increase market share and improve profitability.  Furthermore, we hope to capture additional market share as purchasers of these entry-level models purchase larger Chaparral or Robalo models in the future. These models were primarily responsible for increases in our net sales, gross profit, operating profit, and net income.  They were also partially responsible for our increases in market share.  Chaparral’s market share in the 18 to 35 foot category increased approximately 2.3 percentage points in 2013.

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

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 210 dealers located throughout the United States and several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network.   Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales in 2013. According to Statistical Surveys, Inc., the companies set forth below represent approximately 80 percent of all United States retail sterndrive boat registrations with hull lengths of 18 to 35 feet for the nine months ended September 30, 2013.

1.	Chaparral
2.	Sea Ray *
3.	Cobalt
4.	Tahoe
5.	Bayliner *
6.	Regal
7.	Crownline
8.	Stingray
9.	Four Winns
10.	Monterey

The outboard engine powered market encompasses a wide variety of boats, accounting for approximately 57 percent of traditional powerboat unit sales during 2013.  Robalo’s share of the outboard sport fishing boat market during the nine months ended September 30, 2013 was approximately three percent. Primary competitors for Robalo during 2013 included Ranger, Carolina Skiff, Sea Hunt, Key West, Sea Fox,  Boston Whaler*, Tidewater and Grady-White.

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

Recreational powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. All boats sold by Marine Products meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Marine Products has from time to time instituted recalls for defective component parts produced by other manufacturers. None of the recalls has had a material adverse effect on Marine Products.

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

Employees

As of December 31, 2013, Marine Products had approximately 651 employees (an increase from approximately 590 at December 31, 2012), of whom 6 were management, 42 were administrative and 6 were sales.  Although the number of employees has increased in 2013 compared to 2012 in order to support increased production levels, the Company currently maintains a significantly smaller work force compared to years prior to 2008 in an effort to align costs with sales and consumer demand for our products.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2013, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

During 2008 Chaparral was granted a design patent on its Wide TechTM hull design by the U.S. Patent and Trademark Office. The patent has a term of 14 years and protects the Wide TechTM hull currently used on the Sunesta Wide TechTM and Xtreme, SSi Wide TechTM and two of its Signature Cruisers from being used by other pleasure boat manufacturers. Marine Products believes that this patent is important to its business.

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

Inflation

  The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, were very volatile as a result of the financial crisis of 2008, the ensuing global recession and the subsequent economic recovery.  The prices of many of these commodities have stabilized, but at historically high levels.  As a result, we believe that the Company will continue to incur high materials costs in 2014.  We cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs, or that the Company will be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for these increased materials costs.

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

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2014 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Marine Products’ Dependence on its Network of Independent Boat Dealers may Affect its Operating Results and Sales

Virtually all of Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. The Company faces intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales.  A deterioration in the number of Marine Products’ network of independent boat dealers could have a material adverse effect on its boat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its business plans.  Although Marine Products’ management believes that the quality of its products and services in the recreational boating market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current sales levels.

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

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future

In 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales had on the Company’s operating results and cash flows. As a result, the Company experienced lower rates of absorption of its fixed costs.  The Company’s sales improved in 2012 and 2013, thus increasing the rate of absorption of its fixed costs and improving operating and net income.  Although the Company’s unit sales have been increasing, Marine Products still operates at levels which are significantly lower than full manufacturing capacity.  These lower operating levels may continue to have an adverse affect in 2014 and in future periods beyond 2014.  In addition, the Company’s ability to reduce its fixed costs in the future to respond to potential future reduced net sales is limited.

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

Because Marine Products Relies on Third-party Suppliers, Marine Products may be Unable to Obtain Adequate Raw Materials, Engines and Components Which Could Adversely Affect Profit Margins and Sales

Marine Products is dependent on third-party suppliers to provide raw materials, engines and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the engines and materials necessary to meet present production demands, there can be no assurance that these relationships will continue, that these suppliers will remain in operation or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in construction materials or the inability of Marine Products’ management to purchase engines and materials required to complete its growth and acquisition strategies could cause a reduction in Marine Products’ profit margins or reduce the number of boats Marine Products may be able to produce for sale.

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

Marine Products’ Management has a Substantial Ownership Interest; Public Stockholders may have no Effective Voice in Marine Products’ Management

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors.

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 72 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third-party from acquiring control of Marine Products at a premium.

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

The Market Prices of Marine Products’ Marketable Securities may Become Volatile due to the Downgrading of Insurance Companies Which Insure Some of These Marketable Securities

Marine Products maintains a diversified portfolio of short-duration, investment-grade municipal debt securities.  Our investment manager selects securities based on underlying credit quality as disclosed by various rating agencies as well as detailed analysis of specific municipal issuers.  Some of these securities are also insured by major insurance companies.  Our investment manager selects securities based on underlying credit quality rather than relying on credit insurance, and all of our insured securities carry underlying credit ratings which are investment grade and meet our investment criteria.   In spite of high underlying credit ratings and credit quality, the market prices of these securities may become volatile in the event that the ratings of the insurance companies which insure these securities are downgraded.

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

Chaparral owns and maintains approximately 1,012,000 square feet of space utilized for manufacturing, research and development, warehouse, sales office and operations in Nashville, Georgia. In addition, the Company owns 83,000 square feet of manufacturing space at the Robalo facility in Valdosta, Georgia.  During 2008, the Robalo facility was temporarily idled and production of these boats was moved to the Nashville facility. There are no plans or current intentions to dispose of the facilities in Valdosta, Georgia. The Company also leases 111,000 square feet of warehouse space in Nashville, Georgia under a long-term arrangement expiring in 2018. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 712,000, research and development — 68,500, warehousing — 294,500, office and other — 131,400.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	82	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	69	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	71	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	77	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	53	2/28/01
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

(2)
Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been President of RPC since 1987 and its Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)
James A. Lane, Jr. has held the position of President of Chaparral Boats (formerly a subsidiary of RPC) since 1976. Mr. Lane has been Executive Vice President and Director of Marine Products since it was spun off in 2001. He is also a director of RPC and has served in that capacity since 1987.

(4)
Linda H. Graham has been Vice President and Secretary of Marine Products since it was spun off in 2001, and Vice President and Secretary of RPC since 1987. Ms. Graham serves on the Board of Directors of both of these companies.

(5)	Ben M. Palmer has been Vice President, Chief Financial Officer and Treasurer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 14, 2014, there were 38,209,302 shares of common stock outstanding.

At the close of business on February 18, 2014, there were approximately 2,960 beneficial holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2013 and 2012 were as follows:

	2013			2012

Quarter	High	Low	Dividends	High	Low	Dividends
First	$7.43	$5.72	$0.03	$6.75	$4.95	$0.02
Second	8.15	6.63	0.03	6.30	4.96	0.02
Third	9.47	7.96	0.03	6.18	5.01	0.02
Fourth	10.30	7.92	0.06	6.25	5.10	0.57

In December 2013, in addition to the quarterly dividend of $0.03 per share, the board of directors approved a special year-end dividend of $0.03 per share.  The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

In accordance with actions by the Company’s Board of Directors, an aggregate of 8,250,000 shares have been authorized for repurchase in connection with a stock buyback program initially announced in 2001, and subsequent increases announced in 2005 and 2008. These programs do not have predetermined expiration dates.  There were no shares repurchased as part of this program during the fourth quarter of 2013.  As of December 31, 2013, a total of 3,216,215 shares remain available for repurchase under this program.

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

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2013 the components of the Russell 2000 had a weighted average market capitalization of $1.8 billion, and a median market capitalization of $720 million.

The graph below assumes the value of $100.00 invested on December 31, 2008.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2013	2012	2011	2010	2009
Statement of Operations Data:
Net sales	$168,293	$148,950	$106,437	$101,011	$39,439
Cost of goods sold	138,480	121,746	86,931	83,298	45,996
Gross profit (loss)	29,813	27,204	19,506	17,713	(6,557)
Selling, general and administrative expenses	20,307	18,443	14,130	13,993	12,606
Operating income (loss)	9,506	8,761	5,376	3,720	(19,163)
Interest income	524	960	997	1,172	1,663
Other income (1)	-	-	2,025	-	-
Income (loss) before income taxes	10,030	9,721	8,398	4,892	(17,500)
Income tax provision (benefit)	2,502	2,742	1,667	1,039	(6,807)
Net income (loss)	$7,528	$6,979	$6,731	$3,853	$(10,693)
Earnings (loss) per share:
Basic	$0.20	$0.19	$0.19	$0.11	$(0.30)
Diluted	$0.20	$0.19	$0.18	$0.11	$(0.30)
Dividends paid per share	$0.15	$0.63	$0.00	$0.00	$0.01
Other Financial and Operating Data:
Gross profit (loss) margin percent	17.7%	18.3%	18.3%	17.5%	(16.6)%
Operating margin percent	5.6%	5.9%	5.1%	3.7%	(48.6)%
Net cash provided by (used for) operating activities	$9,880	$8,182	$3,296	$10,879	$(9,036)
Net cash (used for) provided by investing activities	(269)	16,811	(11,559)	3,718	7,416
Net cash used for financing activities	(6,145)	(24,301)	(316)	(199)	(429)
Capital expenditures	$521	$354	$357	$191	$85
Employees at end of year	651	587	450	358	307
Factory and administrative space at end of year (square ft.)	1,205	1,205	1,205	1,205	1,205
Balance Sheet Data at end of year:
Cash and cash equivalents	$5,114	$1,648	$956	$9,535	$2,573
Marketable securities — current	5,639	1,150	12,402	12,826	23,328
Marketable securities — non-current	30,949	35,773	41,699	30,007	16,117
Inventories	28,859	28,159	24,907	21,882	19,487
Working capital	30,698	22,789	32,301	37,773	46,065
Property, plant and equipment, net	11,265	11,470	11,884	12,416	13,310
Total assets	102,553	97,315	110,837	102,809	98,249
Total stockholders’ equity	$81,483	$77,747	$93,418	$86,305	$81,512

(1)	Other income for 2011 is comprised of a tax-free gain from an employee benefit plan financing arrangement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with “Selected Financial Data” and “Financial Statements and Supplementary Data.” See also “Forward-Looking Statements” on page 2.

Overview

Marine Products, through our wholly owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail consumers. These dealers are located throughout the continental United States and in several international markets. Dealers either remit payment upon receipt of the product or finance their inventory through third-party floor plan lenders, who pay Marine Products generally within ten days of delivery of the products to the dealers.

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

●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a downturn in sales of our products,
●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,
●	Focusing on the competitive nature of the boating business and designing our products and strategies in order to grow and maintain profitable market share,
●	Monitoring the recreational boat market for strong complementary product lines which we may enter through new product development or acquisition,
●	Monitoring the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories,
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

During 2013, several segments of the recreational boating industry improved due to stable consumer confidence and improving residential real estate markets, as well as a strong financing environment for dealers and consumers.  Overall retail sales of outboard recreational boats improved during 2013, although sterndrive unit sales declined.  Our net sales improved in 2013 compared to 2012 due to higher unit sales of our Robalo sport fishing boats and a model mix among our Chaparral boats that yielded an increase in average selling prices. We achieved higher net sales, as well as increased gross and operating profit in 2013 compared to 2012. Also during 2013, we initiated the development of a jet boat product line.  We plan to have this product available to our dealer network during the 2014 retail selling season.   Management will continue to monitor retail demand among the various segments in the recreational boat market, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We continuously monitor our market share in the 18 to 35 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2013 (latest data available to us), Chaparral’s market share in the 18 to 35 foot sterndrive category was 13.9 percent compared to 11.7 percent during the same period in 2012; the highest market share in this category.  Our market share increased across a broad size range, but was higher among the smaller boats in our market due to the relative strength of our entry level Chaparral models which were introduced in the fourth quarter of 2011.   Chaparral’s market share in the 18 to 20 foot category has increased to 10.7 percent during 2013, compared to 8.4 percent in 2012, due to the success of these smaller models.  Chaparral’s market share in the 21 to 35 foot category increased as well, from 14.6 percent during the nine months ended September 30, 2012 to 16.2 percent during the same period in 2013.  We will continue to monitor our market share and believe it to be important, but we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

We believe that recreational boating retail demand in many segments of the industry is improving.  Attendance and sales during the 2014 winter boat shows have been moderately higher than the 2013 season, residential real estate markets and consumer confidence have stabilized, and fuel prices have declined slightly.  We also believe that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, sales volumes expanded in many segments of the recreational boating industry in 2013, and we expect this to continue for 2014.  We believe improvements in retail boat sales will be modest due to lackluster economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales, although fuel prices declined during the fourth quarter of 2013, which should encourage consumers to participate in recreational boating.  Furthermore, recent improvements within selected housing markets could have positive effects on sales.  For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for favorable customer satisfaction surveys.  In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products is enhancing its selection of models for the 2014 model year which began on July 1, 2013.  We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX models, and new Robalo bay boat models.  In addition, we have introduced a recreational jet boat product line and expect to begin shipping this product to dealers during the 2014 retail selling season.  We have executed a jet engine supply agreement with Bombardier Recreational Products. We believe that these jet boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling.

Our financial results for the full year of 2014 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of labor and certain of our raw materials and key components.

Results of Operations

	Years ended December 31,
($’s in thousands)	2013	2012	2011
Total number of boats sold to dealers	3,569	3,404	2,100
Average gross selling price per boat	$43.7	$41.1	$48.4
Net sales	$168,293	$148,950	$106,437
Percentage of gross profit margin to net sales	17.7%	18.3%	18.3%
Percentage of selling, general and administrative expense to net sales	12.1%	12.4%	13.3%
Operating income	$9,506	$8,761	$5,376
Warranty expense	$2,446	$2,245	$1,032

Year Ended December 31, 2013 Compared To Year Ended December 31, 2012

Net Sales. Marine Products’ net sales increased by $19.3 million or 13.0 percent in 2013 compared to 2012. The increase was primarily due to a 4.8 percent increase in the number of boats sold, coupled with a 6.4 percent increase in the average gross selling price per boat.  Unit sales increased due to higher sales of our Robalo outboard sport fishing boats and larger Chaparral H2O models, partially offset by lower unit sells of our smaller H2O models.  Average selling prices increased due to higher sales of our larger models including the new Chaparral 257 and 277 SSX Sportdecks and a significant increase in sales of our larger Robalo models. During 2013, sales outside of the United States accounted for 17.2 percent of net sales, a slight decrease compared to 20.3 percent of net sales in the prior year.  Domestic sales increased 17.4 percent and international sales decreased 4.3 percent during the period compared to the prior year.

Cost of Goods Sold. Cost of goods sold increased 13.7 percent in 2013 compared to 2012.  As a percentage of net sales, cost of goods sold increased to 82.3 percent for 2013, compared to 81.7 percent in 2012, primarily due to increased employment costs to enhance our production workforce.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 10.1 percent in 2013 compared to 2012 primarily as a result of costs that vary with sales, such as warranty expense and sales commissions.  Selling, general and administrative expenses as a percentage of sales decreased from 12.4 percent in 2012 to 12.1 percent in 2013, primarily due to leverage of fixed costs over higher net sales.

Interest Income. Interest income was $524 thousand in 2013 compared to $960 thousand in 2012. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations.  The decrease was primarily due to a 30.7 percent decrease in the average balance of our marketable securities portfolio.  The decrease in the average balance was primarily due to the liquidation of $19.3 million of the marketable securities portfolio to fund a special dividend of $0.55 per share paid in December 2012 totaling approximately $20.8 million.

Income Tax Provision. The income tax provision was $2.5 million in 2013 and 2012. The effective tax rate in 2013 was 24.9 percent compared to 28.2 percent in 2012. The lower 2013 effective tax rate is a result of a one-time beneficial adjustment of the 2012 R&D credit totaling approximately $244,000 which was retroactively enacted into law in 2013, partially offset by increased pre-tax income.

Year Ended December 31, 2012 Compared To Year Ended December 31, 2011

Net Sales. Marine Products’ net sales increased by $42.5 million or 39.9 percent in 2012 compared to 2011. The increase was primarily due to a 62.1 percent increase in the number of boats sold, partially offset by a 15.1 percent decrease in the average gross selling price per boat.  Unit sales increased dramatically due to sales of our then recently introduced Chaparral H2O Sport and Fish & Ski Boats, as well as our Robalo 180 and 200 outboard sport fishing boats.  The increased sales of these smaller models also resulted in the decrease in overall average selling prices during 2012 compared to 2011. During 2012, sales outside of the United States accounted for 20.3 percent of net sales, a slight decrease compared to 21.4 percent of net sales in the prior year.  Domestic sales increased 42.0 percent and international sales increased 32.6 percent during the period compared to the prior year.  The majority of the increase in international sales was due to higher sales volumes in Canada due to an expanded dealer network coupled with improvement in the Canadian economy while most other international economies continued to struggle.

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

Interest Income. Interest income was $960 thousand in 2012 compared to $1.0 million in 2011. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations.  The slight decrease in interest income is primarily due to lower market returns on the Company’s debt investments compared to the prior year offset by an increase in the average investment balance compared to the prior year.  Interest income includes $290 thousand in gains realized on sales of marketable securities sold to fund a portion of our special 2012 year-end dividend.

Other Income.  Other income of $2.0 million recorded in the fourth quarter of 2011 represents a tax-free gain from an employee benefit plan financing arrangement.  There was no other income reported in 2012.

Income Tax Provision. The income tax provision was $2.7 million in 2012 compared to $1.7 million in 2011. The effective tax rate in 2012 was 28.2 percent compared to 19.9 percent in 2011. The change in the effective rate was due primarily to a $2.0 million tax free gain recorded in 2011, coupled with a disproportionate increase in our annual pretax income in relation to permanent differences between book and taxable income including tax-exempt income earned on municipal debt securities, and insurance contracts, and the US manufacturers deduction.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $5.1 million at December 31, 2013, $1.6 million at December 31, 2012 and $1.0 million at December 31, 2011. In addition, the aggregate of short-term and long-term marketable securities was $36.6 million at December 31, 2013, $36.9 million at December 31, 2012 and $54.1 million at December 31, 2011.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2013	2012	2011
Net cash provided by operating activities	$9,880	$8,182	$3,296
Net cash (used for) provided by investing activities	(269)	16,811	(11,559)
Net cash used for financing activities	(6,145)	(24,301)	(316)

2013

Cash provided by operating activities increased by $1.7 million in 2013 compared to 2012. This increase was primarily due to an increase in net income, coupled with a net favorable change in working capital.

The major components of the net favorable change in working capital were as follows: a favorable change of $2.6 million in inventories due to a smaller increase in inventory in the current year; $1.7 million unfavorable change in other accrued expenses largely attributable to timing of payments related to retail incentives coupled with a decrease in deferred revenue.

Cash used for investing activities was $269 thousand in 2013 compared to $16.8 million provided by investing activities in 2012.  This change was due to significant sales of marketable securities in 2012 primarily used to fund a portion of the $0.55 per share special dividend paid in the fourth quarter of 2012.

Cash used for financing activities decreased $18.2 million in 2013 primarily due to the special dividend of $0.55 per share paid in the fourth quarter of 2012, partially offset by a 50.0 percent increase in the quarterly cash dividend in 2013 compared to the prior year coupled with a special dividend of $0.03 per share paid in the fourth quarter of 2013.

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

Cash provided by investing activities was $16.8 million in 2012 compared to $11.6 million used for investing activities in 2011.  This change was due to increased sales of marketable securities primarily used to fund a portion of the $0.55 per share special dividend paid in the fourth quarter of 2012.

Cash used for financing activities increased $24.0 million in 2012 primarily due to the reinstatement of a $0.02 per share regular quarterly dividend beginning in the first quarter of 2012 coupled with a special dividend of $0.55 per share paid in the fourth quarter of 2012.  There were no dividend payments in 2011.

Cash Requirements

Management expects that capital expenditures during 2014 will be approximately $1.7 million.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). During 2013, the Company made cash contributions of $150 thousand to this plan in order to achieve the Company’s funding objective. We expect that additional contributions by the Company to the Retirement Income Plan of approximately $135 thousand will be made in 2014.

On January 28, 2014, the Board of Directors approved a quarterly dividend of $0.03 per common share payable March 10, 2014 to stockholders of record at the close of business on February 10, 2014.

The Company has agreements with two employees, which provide for a monthly payment to the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. There were 6,000 shares repurchased in the open market during 2013. As of December 31, 2013, the Company has repurchased a total of 5,033,785 shares in the open market under this program and there are 3,216,215 shares that remain available for repurchase.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased.  There were no material repurchases of dealer inventory during 2013.  At December 31, 2013 there were no amounts payable to lenders related to repurchased inventory or repurchased boats remaining in inventory. If dealers experience financial difficulty as a result of the current market conditions, the Company may incur repurchase obligations under current programs or programs initiated in the future. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2013:

Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	—	—	—	—	—
Operating leases (1)	757,192	160,836	318,156	278,200	—
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$757,192	$160,836	$318,156	$278,200	$—

(1)	Operating leases represent agreements for warehouse space and various office equipment.
(2)
As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.

(3)
The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in inventory. As of December 31, 2013, there are no payables outstanding to floor plan lenders.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. There were no material repurchases of dealer inventory during 2013 or 2012.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2013, the Company believes the fair value of its remaining guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $7.1 million as of December 31, 2013.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.2 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $13.3 million as of December 31, 2013.  Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $670,000 in 2013, $544,000 in 2012, and $639,000 in 2011. The Company’s liability to RPC for these services was approximately $145,000 as of December 31, 2013, and approximately $94,000 as of December 31, 2012. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

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

Sales recognition - The Company sells its boats through its network of independent dealers. Sales orders used to plan production are firm indications of interest from dealers and are cancelable at any time, although historically very few orders are cancelled after they have been placed. The Company recognizes sales when all the following conditions are met: (1) a fully executed sales agreement exists, (2) the price of the boat is established, (3) the dealer takes delivery of the boat, and (4) collectability of the sales price is reasonably assured.

Sales incentives and discounts – The Company records incentives as a reduction of sales or as a cost of sales as appropriate. Using historical trends and management estimates, adjusted for current changes, the Company estimates the amount of incentives that will be paid in the future on boats sold and accrues an estimated liability. The Company offers various incentives that promote sales to dealers, and to a lesser extent, retail customers. These incentives are designed to encourage timely replenishment of dealer inventories after peak selling seasons, stabilize manufacturing volumes throughout the year, and improve production model mix. The dealer incentive programs are a combination of annual volume commitment discounts, and additional discounts at time of invoice for those dealers who do not finance their inventory through specified floor plan financing agreements. The annual dealer volume discounts are primarily based on July 1 through June 30 model year purchases. In addition, the Company offers at various times other time-specific or model-specific incentives.

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total incentives recorded in net sales as a percentage of gross sales were 9.5 percent in 2013, 10.4 percent in 2012, and 12.5 percent in 2011. A 0.25 percentage point change in incentives as a percentage of gross sales during 2013 would have increased or decreased net sales, gross margin and operating income by approximately $0.4 million.

Warranty costs -The Company records as part of selling, general and administrative expenses an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to 10 years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.5 percent in 2013, 1.5 percent in 2012, and 1.0 percent in 2011. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2013 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.2 million.

Income taxes - The effective income tax rate was 24.9 percent in 2013, 28.2 percent in 2012, and 19.9 percent in 2011. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Impact of Recent Accounting Pronouncements

During the year ended December 31, 2013, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU requires an unrecognized tax benefit, or a portion thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing.   In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU are effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted.  The Company plans to adopt these provisions in the first quarter of 2014 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2013 based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation’s internal control over financial reporting was not effective as a result of a material weakness related to controls associated with accumulating and recording accounts payable for goods or services received as of December 31, 2013.

A “material weakness” is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be detected on a timely basis.  During the 2013 financial statement audit, it was discovered that liabilities for receipts of goods and services had been erroneously omitted from our normal transaction accumulation procedures which accordingly resulted in a preliminary understatement of accounts payable as of December 31, 2013.  The Company has determined that the internal controls related to accumulating accounts payable accruals were not operating effectively resulting in a material weakness in the Company’s internal controls.  The Company intends to remediate this material weakness by improving the operating effectiveness of controls in place and implementing additional internal controls where necessary to achieve appropriate accuracy and completeness of accounts payable accruals. The Company expects to complete this as part of the Company’s reporting of first quarter 2014 operating results.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2013, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 29.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 6, 2014

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Marine Products Corporation

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. A material weakness in the controls related to the completeness and accuracy of accounts payable has been identified and included in Management’s Report on Internal Control over Financial Reporting referenced in Item 9A of the Company’s December 31, 2013 annual report on Form 10-K.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992  Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 6, 2014, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s remediation plans for the identified material weakness.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 6, 2014

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Products Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed a qualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 6, 2014

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)
December 31,	2013	2012
ASSETS
Cash and cash equivalents	$5,114	$1,648
Marketable securities	5,639	1,150
Accounts receivable, net	2,021	1,794
Inventories	28,859	28,159
Income taxes receivable	692	394
Deferred income taxes	1,096	1,283
Prepaid expenses and other current assets	1,839	1,607
Current assets	45,260	36,035
Property, plant and equipment, net	11,265	11,470
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	30,949	35,773
Deferred income taxes	3,177	3,531
Other assets	8,129	6,733
Total assets	$102,553	$97,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$5,569	$4,246
Accrued expenses and other liabilities	8,993	9,000
Current liabilities	14,562	13,246
Pension liabilities	6,420	6,232
Other long-term liabilities	88	90
Total liabilities	21,070	19,568
Commitments and contingencies (Note 9)	—	—

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 38,095,322 shares in 2013, 37,820,521 shares in 2012	3,810	3,782
Capital in excess of par value	3,583	2,417
Retained earnings	74,943	73,120
Accumulated other comprehensive loss	(853)	(1,572)
Total stockholders’ equity	81,483	77,747
Total liabilities and stockholders’ equity	$102,553	$97,315

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
Years ended December 31,	2013	2012	2011
Net sales	$168,293	$148,950	$106,437
Cost of goods sold	138,480	121,746	86,931
Gross profit	29,813	27,204	19,506
Selling, general and administrative expenses	20,307	18,443	14,130
Operating income	9,506	8,761	5,376
Interest income	524	960	997
Other income	-	-	2,025
Income before income taxes	10,030	9,721	8,398
Income tax provision	2,502	2,742	1,667
Net income	$7,528	$6,979	$6,731
EARNINGS PER SHARE
Basic	$0.20	$0.19	$0.19
Diluted	0.20	0.19	0.18
Dividends paid per share	$0.15	$0.63	$—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2013	2012	2011
Net income	$7,528	$6,979	$6,731
Other comprehensive income, net of taxes
Pension adjustment	781	(105)	(504)
Unrealized (loss) gain on securities, net of reclassification adjustment	(62)	(9)	42
Comprehensive income	$8,247	$6,865	$6,269

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
					Accumulated
			Capital in		Other
Three Years Ended	Common Stock		Excess of	Retained	Comprehensive
December 31, 2013	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2010	37,075	$3,708	$371	$83,222	$(996)	$86,305
Stock issued for stock incentive plans, net	378	38	1,302	—	—	1,340
Stock purchased and retired	(78)	(8)	(565)	—	—	(573)
Net income	—	—	—	6,731	—	6,731
Pension adjustment, net of taxes	—	—	—	—	(504)	(504)
Unrealized gain on securities, net of taxes and reclassification adjustments	—	—	—	—	42	42
Excess tax benefits for share based payments	—	—	77	—	—	77
Balance, December 31, 2011	37,375	3,738	1,185	89,953	(1,458)	93,418
Stock issued for stock incentive plans, net	767	76	2,604	—	—	2,680
Stock purchased and retired	(321)	(32)	(1,751)	—	—	(1,783)
Net income	—	—	—	6,979	—	6,979
Pension adjustment, net of taxes	—	—	—	—	(105)	(105)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(9)	(9)
Excess tax benefits for share based payments	—	—	379	—	—	379
Dividends declared	—	—	—	(23,812)	—	(23,812)
Balance, December 31, 2012	37,821	3,782	2,417	73,120	(1,572)	77,747
Stock issued for stock incentive plans, net	364	37	1,597	—	—	1,634
Stock purchased and retired	(90)	(9)	(567)	—	—	(576)
Net income	—	—	—	7,528	—	7,528
Pension adjustment, net of taxes	—	—	—	—	781	781
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(62)	(62)
Excess tax benefits for share-based payments	—	—	136	—	—	136
Dividends declared	—	—	—	(5,705)	—	(5,705)
Balance, December 31, 2013	38,095	$3,810	$3,583	$74,943	$(853)	$81,483

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2013	2012	2011
OPERATING ACTIVITIES
Net income	$7,528	$6,979	$6,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	726	768	889
Gain on sale of equipment and property	(15)	—	—
Gain on benefit plan financing arrangement	—	—	(2,025)
Stock-based compensation expense	1,702	1,495	1,296
Excess tax benefits for share-based payments	(136)	(379)	(77)
Deferred income tax provision (benefit)	78	(498)	(76)
(Increase) decrease in assets:
Accounts receivable	(227)	415	(1,031)
Inventories	(700)	(3,252)	(3,025)
Prepaid expenses and other current assets	(232)	(147)	(10)
Income taxes receivable	(298)	(394)	558
Other non-current assets	(184)	456	(67)
Increase (decrease) in liabilities:
Accounts payable	1,323	1,254	1,108
Income taxes payable	134	(14)	327
Other accrued expenses	(5)	1,731	(1,281)
Other long-term liabilities	186	(232)	(21)
Net cash provided by operating activities	9,880	8,182	3,296
INVESTING ACTIVITIES
Capital expenditures	(521)	(354)	(357)
Proceeds from sale of assets	15	—	—
Proceeds from benefit plan financing arrangement	—	—	3,671
Re-investment in benefit plan financing arrangement	—	—	(3,671)
Sales and maturities of marketable securities	14,576	51,247	24,904
Purchases of marketable securities	(14,339)	(34,082)	(36,106)
Net cash (used for) provided by investing activities	(269)	16,811	(11,559)
FINANCING ACTIVITIES
Payment of dividends	(5,705)	(23,812)	—
Cash paid for common stock purchased and retired	(576)	(960)	(447)
Repayment of capital lease obligation	—	(375)	—
Excess tax benefits for share-based payments	136	379	77
Proceeds received upon exercise of stock options	—	467	54
Net cash used for financing activities	(6,145)	(24,301)	(316)
Net increase (decrease) in cash and cash equivalents	3,466	692	(8,579)
Cash and cash equivalents at beginning of year	1,648	956	9,535
Cash and cash equivalents at end of year	$5,114	$1,648	$956

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for more than 10 percent of net sales during 2013, 2012 or 2011.  Net sales to the Company’s international dealers were approximately $29 million in 2013, $30 million in 2012, and $23 million in 2011.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2013, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value or retained earnings if capital in excess of par value has been depleted.

Dividend — On January 28, 2014, the Board of Directors approved a quarterly dividend of $0.03 per common share payable March 10, 2014 to stockholders of record at the close of business on February 10, 2014.

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

Deferred Revenue — Marine Products requires payment from international dealers, other than Canada, prior to shipment of products to these dealers. Amounts received from international dealers toward the purchase of boats are classified as deferred revenue and recognized as sales when the products are shipped.

Shipping and Handling Charges — The shipping and handling of the Company’s products to dealers is handled through a combination of third-party marine transporters and a company owned fleet of delivery trucks. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials.  As of both December 31, 2013 and 2012 the Company had approximately $264,000 in prepaid expenses related to unamortized product brochure costs. Advertising expenses totaled approximately $2,113,000 in 2013, $2,000,000 in 2012 and $1,353,000 in 2011 and are recorded in selling, general and administrative expenses.

Sales Incentives and Discounts — Sales incentives including dealer discounts and retail sales promotions are provided for and recorded as a reduction of sales or as a cost of sales as appropriate.  The Company records the estimated cost of these incentives at the later of the recognition of the related sales or the announcement of a promotional program.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity.  Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.  Net realized gains on marketable securities totaled $61,000 in 2013, $290,000 in 2012, and $64,000 in 2011.  Of the total gains realized, reclassification from other comprehensive income totaled approximately $61,000 in 2013, $290,000 in 2012, and $64,000 in 2011.  Gross unrealized gains on marketable securities totaled $229,000 as of December 31, 2013 and $332,000 as of December 31, 2012.  Gross unrealized losses on marketable securities totaled $16,000 as of December 31, 2013 and $20,000 as of December 31, 2012.  The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

December 31,	2013			2012
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$35,925	$36,132	$207	$35,342	$35,606	$264
Corporate Obligations	450	456	6	1,270	1,317	48
Total	$36,375	$36,588	$213	$36,612	$36,923	$312

Municipal debt obligations consist primarily of municipal notes rated A3 or higher ranging in maturity from less than one year to over 10 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to two years.  These securities are rated A1 or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities as of December 31, 2013 are scheduled to mature between 2015 and 2037.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

Accounts Receivable — The majority of the Company’s accounts receivable are due from dealers located in markets throughout the United States. Approximately 46 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2013 and 2012. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date.  Based on this evaluation, the Company concluded that no impairment of its goodwill has occurred for the years ended December 31, 2013, 2012 and 2011.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading.  See Note 10 for further information regarding these securities.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to 10 years.  The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2013 and 2012 is as follows:

(in thousands)	2013	2012
Balance at beginning of year	$2,522	$1,973
Less: Payments made during the year	(1,558)	(1,696)
Add: Warranty provision for the current year	2,511	2,205
Changes to warranty provision for prior years	(65)	40
Balance at end of year	$3,410	$2,522

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1,069,000 in 2013, $768,000 in 2012, and $789,000 in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

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

Earnings per Share —Financial Accounting Standards Board (FASB) Auditing Standards Codification (ASC) Topic 260-10 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation.  See Note 10 for further information on restricted stock granted to employees.

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
Years ended December 31, 2013, 2012 and 2011

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data)	2013	2012	2011
Net income available for stockholders:	$7,528	$6,979	$6,731
Less: Dividends paid
Common Stock	(5,525)	(23,135)	—
Restricted shares of common stock	(180)	(677)	—
Undistributed earnings (loss)	$1,823	$(16,833)	$6,731

Allocation of undistributed earnings (loss):
Common Stock	$1,762	$(16,329)	$6,551
Restricted shares of common stock	61	(504)	180

Basic shares outstanding:
Common Stock	35,556	35,530	35,385
Restricted shares of common stock	1,264	1,126	987
	36,820	36,656	36,372
Diluted shares outstanding:
Common Stock	35,556	35,530	35,385
Dilutive effect of options	324	148	363
	35,880	35,678	35,748
Restricted shares of common stock	1,264	1,126	987
	37,144	36,804	36,735
Basic earnings per share:
Common Stock:
Distributed earnings	$0.15	$0.65	$—
Undistributed earnings (loss)	0.05	(0.46)	0.19
	$0.20	$0.19	$0.19
Restricted shares of common stock:
Distributed earnings	$0.14	$0.60	$—
Undistributed earnings (loss)	0.05	(0.45)	0.18
	$0.19	$0.15	$0.18
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.15	$0.65	$—
Undistributed earnings (loss)	0.05	(0.46)	0.18
	$0.20	$0.19	$0.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are classified as available-for-sale securities with the exception of investments held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. See Note 8 for further information regarding the fair value measurement of assets and liabilities.

Concentration of Suppliers — The Company purchases a significant number of its sterndrive engines from only two available suppliers. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

New Accounting Standards —

During the year ended December 31, 2013, the FASB issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU requires an unrecognized tax benefit, or a portion thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing. In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted. The Company plans to adopt these provisions in the first quarter of 2014 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2013	2012
(in thousands)
Trade receivables	$1,668	$1,607
Other	378	209
Total	2,046	1,816
Less: allowance for doubtful accounts	(25)	(22)
Net accounts receivable	$2,021	$1,794

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers. Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 62 of this report.

NOTE 3: INVENTORIES
Inventories consist of the following:

December 31,	2013	2012
(in thousands)
Raw materials	$15,901	$17,205
Work in process	7,435	6,597
Finished goods	5,523	4,357
Total inventories	$28,859	$28,159

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

December 31,	Estimated Useful Lives	2013	2012
(in thousands)
Land	N/A	$657	$657
Buildings	7-40	17,113	17,096
Operating equipment and property	3-15	9,768	9,913
Furniture and fixtures	5-7	1,915	1,842
Vehicles	5-10	6,422	6,207
Gross property, plant and equipment		35,875	35,715
Less: accumulated depreciation		(24,610)	(24,245)
Net property, plant and equipment		$11,265	$11,470

Depreciation expense was $726,000 in 2013, $768,000 in 2012 and $889,000 in 2011.

NOTE 5: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2013	2012
(in thousands)
Accrued payroll and related expenses	$1,393	$1,122
Accrued sales incentives and discounts	3,025	3,326
Accrued warranty costs	3,410	2,522
Deferred revenue	836	1,389
Other	329	641
Total accrued expenses and other liabilities	$8,993	$9,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

NOTE 6: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2013	2012	2011
(in thousands)
Current provision (benefit):
Federal	$2,325	$3,146	$1,757
State	99	94	(14)
Deferred provision (benefit):
Federal	57	(493)	(90)
State	21	(5)	14
Total income tax provision	$2,502	$2,742	$1,667

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.7	0.5	0.8
Research and experimentation credit	(4.9)	—	(0.2)
Tax-exempt interest	(1.4)	(2.3)	(3.0)
Tax-exempt (gain) loss on SERP assets	(1.2)	(0.6)	0.2
Tax-exempt gain – benefit plan financing	—	—	(8.4)
Manufacturing deduction	(2.7)	(3.0)	(2.0)
Change in valuation allowance	0.2	—	—
Other	0.2	(0.4)	(1.5)
Effective tax rate	24.9%	28.2%	19.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2013	2012
(in thousands)
Deferred tax assets:
Warranty costs	$1,211	$895
Sales incentives and discounts	542	942
Stock-based compensation	938	838
Pension	1,919	2,212
All others	268	331
State credits and NOL’s	4,634	4,450
Valuation allowance	(4,359)	(4,155)
Total deferred tax assets	5,153	5,513
Deferred tax liabilities:
Depreciation and amortization expense	(880)	(699)
Net deferred tax assets	$4,273	$4,814

Total net income tax payments were $2,600,000 in 2013, $3,655,000 in 2012 and $880,000 in 2011. As of December 31, 2013 the Company had net operating loss carry forwards related to state income taxes and credits of approximately $18.5 million that will expire between 2014 and 2033. As of December 31, 2013 the Company has a valuation allowance of approximately $4.4 million, representing the tax affected amount of state tax credits and loss carry forwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2013 and 2012.

In accordance with the accounting guidance relating to the accounting for uncertainty in income tax reporting, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.

As of December 31, 2013 and 2012, our liability for unrecognized tax benefits was $11,000 and $14,000, respectively, all of which would affect our effective rate if recognized.

It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements. However, quantification of an estimated range cannot be made at this time.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2010 through 2013 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

The American Taxpayer Relief Act of 2012 (“Act”) was signed into law on January 2, 2013 and includes an extension for one year of the 50% bonus depreciation allowance. The provision specifically applies to qualifying property placed in service before January 1, 2014. The acceleration of deductions on 2013 qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our 2013 effective tax rate. Additionally, the Act retroactively reinstated the provisions of the research and experimentation credits (“R&E credits”) for 2012 and 2013. As a result of the retroactive extension, our effective rate for 2013 included a tax benefit from the R&E credits attributable to 2012 and 2013.

On September 23, 2013, the U.S. Department of the Treasury issued final regulations under Internal Revenue Code Sections 162(a) and 263(a) that provide guidance on the deduction and capitalization of expenditures related to tangible property. These regulations will result in our adoption of certain mandatory and elective accounting methods with respect to property and equipment, inventory and supplies. We have evaluated these accounting method changes, which are effective January 1, 2014. These regulations do not have a material impact on our results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income consists of the following:

	Pension Adjustment	Unrealized Gain on Securities	Total
(in thousands)
Balance at December 31, 2011	$(1,666)	$208	$(1,458)
Change during 2012:
Before-tax amount	—	(464)	(464)
Tax provision (benefit)	—	165	165
Reclassification adjustment, net of taxes
Amortization of net loss	(105)	—	(105)
Net realized gain	—	290	290
Total activity in 2012	(105)	(9)	(114)
Balance at December 31, 2012	(1,771)	199	(1,572)
Change during 2013:
Before-tax amount	—	(190)	(190)
Tax provision (benefit)	—	67	67
Reclassification adjustment, net of taxes
Amortization of net gain	781	—	781
Net realized gain	—	61	61
Total activity in 2013	781	(62)	719
Balance at December 31, 2013	$(990)	$137	$(853)

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$6,388	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$36,132	—
Corporate Obligations	—	456	—
Total	$—	$36,588	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

	Fair Value Measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$6,026	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$35,606	—
Corporate Obligations	—	1,317	—
Total	$—	$36,923	$—

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. The trading securities are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company classified these investments as using level 2 inputs. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2013 there were no significant transfers in or out of levels 1, 2 or 3.

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

There were no material repurchases of inventory under contractual agreements during 2013 or 2012. Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $7.1 million as of December 31, 2013. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.2 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $13.3 million as of December 31, 2013. This repurchase obligation risk is mitigated by the value of the boat repurchased.

Lease Obligations — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. This lease was accounted for as a capital lease and was paid in full in 2012, and is reflected in the financing section of the statement of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2013, are summarized in the following table:

(in thousands)
2014	$161
2015	157
2016	161
2017	144
2018	134
Thereafter	—
Total rental commitments	$757

Total rent expense charged to operations was approximately $140,000 in 2013, $106,000 in 2012 and $121,000 in 2011.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $45,000 as of December 31, 2013 and $48,000 as of December 31, 2012.

Employment Agreements — The Company has agreements with two employees, which provide for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $3,421,000 in 2013, $3,294,000 in 2012 and $2,331,000 in 2011 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $8.2 million as of December 31, 2013 and $7.7 million as of December 31, 2012. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $6,388,000 as of December 31, 2013 and $6,026,000 as of December 31, 2012. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading gains (losses) related to the SERP assets totaled $361,000 in 2013, $181,000 in 2012 and $(38,000) in 2011. The SERP liabilities are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that covers substantially all employees with at least one year of service prior to 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

The Company’s fair value of the plan assets exceeded the projected benefit obligation for its Retirement Income Plan by $1,014,000 and thus the plan was over-funded as of December 31, 2013. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2013	2012
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$4,873	$5,695

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$5,695	$5,292
Service cost	—	—
Interest cost	235	253
Actuarial (gain) loss	(828)	379
Benefits paid	(229)	(229)
Projected benefit obligation at end of year	$4,873	$5,695
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$5,282	$4,313
Actual return on plan assets	684	484
Employer contributions	150	714
Benefits paid	(229)	(229)
Fair value of plan assets at end of year	$5,887	$5,282
Funded status at end of year	$1,014	$(413)

December 31,	2013	2012
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$1,014	$—
Current liabilities	—	—
Noncurrent liabilities	—	(413)
	$1,014	$(413)

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in other assets as of December 31, 2013 and in pension liabilities as of December 31, 2012.

December 31,	2013	2012
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF:
Net loss	$1,537	$2,748
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$1,537	$2,748

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2013 and 2012 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:
December 31,	2013	2012
(in thousands)
SERP liability	$(6,420)	$(5,819)
Funded status	—	(413)
Pension liabilities	$(6,420)	$(6,232)

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Contributions to the plan totaled $150,000 during 2013 and $714,000 during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2013	2012	2011
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	235	253	267
Expected return on plan assets	(369)	(328)	(324)
Amortization of net loss	68	61	38
	$(66)	$(14)	$(19)

The Company recognized a pre-tax increase to the funded status in accumulated other comprehensive income of $1,211,000 in 2013 compared to pre-tax decreases of $163,000 in 2012 and $782,000 in 2011. There were no previously unrecognized prior service costs during 2013, 2012 and 2011. The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

(in thousands)	2013	2012	2011
Net (gain) loss	$(1,143)	$224	$820
Amortization of net loss	(68)	(61)	(38)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive income	$(1,211)	$163	$782

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2013 are as follows:

(in thousands)	2013
Amortization of net loss	$32
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$32

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2013	2012	2011
PROJECTED BENEFIT OBLIGATION:
Discount rate	5.35%	4.34%	5.09%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	4.34%	5.09%	5.58%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

The plan’s weighted average asset allocation at December 31, 2013 and 2012 by asset category along with the target allocation for 2014 are as follows:

Asset Category	Target Allocation for 2014	Percentage of Plan Assets as of December 31, 2013	Percentage of Plan Assets as of December 31, 2012

Cash and Cash Equivalents	0% - 5%	0.6%	0.2%
Debt Securities – Core Fixed Income	15% - 50%	25.3	20.2
Tactical – Fund of Equity and Debt Securities	—	—	15.1
Domestic Equity Securities	0% - 30%	26.6	15.2
Global Equity Securities	—	—	16.0
International Equity Securities	0% - 30%	31.4	15.1
Real Estate	0% - 20%	8.3	9.2
Real Return	0% - 20%	7.8	9.0
Total	100.0%	100.00%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds and U.S. Treasuries. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making a contribution to the pension plan of approximately $135,000 during fiscal year 2014.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2013, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with ASU No. 2011-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

The following tables present our plan assets using the fair value hierarchy as of December 31, 2013 and 2012. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2013:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$38	$38	$—	$—
Fixed Income Securities	(2)	1,490	—	1,490	—
Domestic Equity Securities		1,559	1,559	—	—
Global Equity Securities	(3)	—	—	—	—
International Equity Securities	(3)	1,850	—	1,850	—
Real Estate	(4)	491	—	—	491
Real Return	(5)	459	—	459	—
Tactical Composite	(6)	—	—	—	—
		$5,887	$1,597	$3,799	$491

Fair Value Hierarchy as of December 31, 2012:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$11	$11	$—	$—
Fixed Income Securities	(2)	1,065	—	1,065	—
Domestic Equity Securities		801	801	—	—
Global Equity Securities	(3)	796	796	—	—
International Equity Securities	(3)	848	395	453	—
Real Estate	(4)	489	—	—	489
Real Return	(5)	475	—	475	—
Tactical Composite	(6)	797	—	797	—
		$5,282	$2,003	$2,790	$489

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Global equity securities and certain international securities are valued using a market approach based on the quoted market prices of similar instruments in their respective markets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2013:

Investments	Balance at December 31, 2012	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2013
(in thousands)
Real Estate	$489	$39	$(37)	$—	$491
	$489	$39	$(37)	$—	$491

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012:

Investments	Balance at December 31, 2011	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2012
(in thousands)
Real Estate	$238	$65	$186	$—	$489
	$238	$65	$186	$—	$489

The Company expects to contribute approximately $135,000 to the Retirement Income Plan in 2014.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2014	$243
2015	255
2016	266
2017	246
2018	234
2019-2023	1,352

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $203,000 in 2013, $164,000 in 2012 and $130,000 in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

Stock Incentive Plan— The Company reserved 2,250,000 shares of common stock under a 2004 Stock Incentive Plan with a term of ten years. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2013, there were approximately 252,000 shares available for grants.

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

Pre-tax stock-based employee compensation expense was approximately $1,702,000 ($1,098,000 after tax) for 2013, $1,495,000 ($964,000 after tax) for 2012 and $1,296,000 ($836,000 after tax) for 2011.

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004. Transactions involving the Marine Products stock options for the year ended December 31, 2013 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at January 1, 2013	144,615	$6.82	0.44 years
Granted	—	—	N/A
Exercised	—	—	N/A
Forfeited	—	—	N/A
Expired	(103,015)	4.54	N/A
Outstanding and exercisable at December 31, 2013	41,600	$12.47	0.33 years	$	N/A

There were no options exercised in 2013. The total intrinsic value of share options exercised was approximately $941,000 in 2012 and $602,000 in 2011. There was no tax benefit associated with the exercise of non-qualified stock options during 2013 or 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

Restricted Stock— Marine Products grants selected employees time lapse restricted stock. Time lapse restricted shares vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. Prior to 2004, the Company issued time lapse restricted shares that vest over ten years. Beginning in 2004, the Company issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over the six year period beginning on the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the shares.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from the Company (other than due to death, disability or retirement on or after age 65), shares with restrictions are forfeited in accordance with the plan.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2013	1,132,500	$5.92
Granted	371,000	6.40
Vested	(229,000)	6.20
Forfeited	(6,300)	6.33
Non-vested shares at December 31, 2013	1,268,200	$6.01

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $6.40 in 2013, $5.59 in 2012 and $7.33 in 2011. The total fair value of shares vested was approximately $1,457,000 in 2013, $1,169,000 in 2012 and $1,312,000 during 2011. Tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares credited to capital in excess of par value was approximately $136,000 in 2013, $379,000 in 2012 and $77,000 in 2011. The excess tax deductions are classified as financing cash flows in the accompanying consolidated statements of cash flows.

Other Information— As of December 31, 2013 total unrecognized compensation cost related to non-vested restricted shares was approximately $6,235,000 which is expected to be recognized over a weighted-average period of 3.6 years.

There were no options exercised in 2013. The Company received cash from options exercised of $467,000 in 2012 and $54,000 in 2011. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $823,000 in 2012 and have been excluded from the consolidated statements of cash flows. There were no shares tendered to exercise employee stock options in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2013, 2012 and 2011

NOTE 11: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $670,000 in 2013, $544,000 in 2012 and $639,000 in 2011. The Company’s liability to RPC for these services was approximately $145,000 as of December 31, 2013 and $94,000 as of December 31, 2012. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

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

As of the end of the period covered by this report, December 31, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. As described below under Management’s Report on Internal Control Over Financial Reporting, we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of this material weakness in accumulating and recording all accounts payable transactions, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 28 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2013 and issued a report thereon which is included on page 29 of this report.

Changes in internal control over financial reporting — Except as described in management’s report on control over financial reporting, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2014 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2014 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2014 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2014 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2013.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	41,600	$12.47	252,000	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	41,600	$12.47	252,000

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2014 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2014 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2014 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	Marine Products Corporation 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on February 13, 2001).

10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).

10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.14	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.15	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2013).

10.16	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).

10.17	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.18	Summary of compensation arrangements with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 1, 2013).

Exhibits (inclusive of item 3 above):

Exhibit
Number	Description

3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

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

10.5	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.7	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.8	Form of time lapse restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed on March 21, 2003).
10.9	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.10	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.11	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.12	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.13	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.14	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.15	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2013).
10.16	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
10.17	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.18	Summary of compensation arrangements with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the form 10-K filed on March 1, 2013).
21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
March 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	March 6, 2014
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Chief Financial Officer	March 6, 2014
Ben M. Palmer	(Principal Financial and Accounting Officer)

The Directors of Marine Products Corporation (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director
James B. Williams, Director	Larry L. Prince, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
March 6, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2013, 2012 and 2011
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$22	$—	$3	$25
Deferred tax asset valuation allowance	$4,155	$204	$—	$4,359
Year ended December 31, 2012
Allowance for doubtful accounts	$27	$—	$(5)	$22
Deferred tax asset valuation allowance	$3,783	$372	$—	$4,155
Year ended December 31, 2011
Allowance for doubtful accounts	$31	$—	$(4)	$27
Deferred tax asset valuation allowance	$3,677	$106	$—	$3,783

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2013
Net sales	$44,283	$42,235	$41,989	$39,786
Gross profit	7,112	7,315	7,731	7,655
Net income	1,449	1,935	2,002	2,142
Earnings per share — basic (a)	0.04	0.05	0.05	0.06
Earnings per share — diluted (a)	$0.04	$0.05	$0.05	$0.06

2012
Net sales	$37,849	$38,454	$38,494	$34,153
Gross profit	6,996	7,295	7,374	5,539
Net income	1,632	2,173	2,110	1,064
Earnings per share — basic (a)(b)	0.04	0.06	0.06	0.03
Earnings per share — diluted (a)(b)	$0.04	$0.06	$0.06	$0.03

(a)	The sum of the earnings per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

