Form 10-Q
period 2014-03-31
MARINE PRODUCTS CORP
filed 2014-04-29
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 18, 2014, Marine Products Corporation had 38,205,676 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013
(In thousands)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$8,663	$5,114
Marketable securities	8,439	5,639
Accounts receivable, net	3,000	2,021
Inventories	26,548	28,859
Income taxes receivable	416	692
Deferred income taxes	1,162	1,096
Prepaid expenses and other current assets	1,193	1,839
Total current assets	49,421	45,260
Property, plant and equipment, net	11,164	11,265
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	32,164	30,949
Deferred income taxes	2,882	3,177
Other assets	8,351	8,129
Total assets	$107,755	$102,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$8,409	$5,569
Accrued expenses and other liabilities	10,762	8,993
Total current liabilities	19,171	14,562
Pension liabilities	6,288	6,420
Other long-term liabilities	87	88
Total liabilities	25,546	21,070
Common stock	3,821	3,810
Capital in excess of par value	3,455	3,583
Retained earnings	75,776	74,943
Accumulated other comprehensive loss	(843)	(853)
Total stockholders’ equity	82,209	81,483
Total liabilities and stockholders’ equity	$107,755	$102,553

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013

Net sales	$47,702	$44,283
Cost of goods sold	38,864	37,171
Gross profit	8,838	7,112
Selling, general and administrative expenses	6,070	5,640
Operating income	2,768	1,472
Interest income	122	149
Income before income taxes	2,890	1,621
Income tax provision	912	172
Net income	$1,978	$1,449

Earnings per share
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

Dividends paid per share	$0.03	$0.03

Average shares outstanding
Basic	36,958	36,795
Diluted	37,255	37,003

The accompanying notes are an integral part of these consolidated statements.

4

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013

Net income	$1,978	$1,449

Other comprehensive income, net of taxes
Pension adjustment	6	11
Unrealized gain on securities,
net of reclassification adjustments	4	13

Comprehensive income	$1,988	$1,473

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2013	38,095	$3,810	$3,583	$74,943	$(853)	$81,483
Stock issued for stock incentive plans, net	213	21	423	—	—	444
Stock purchased and retired	(102)	(10)	(835)	—	—	(845)
Net income	—	—	—	1,978	—	1,978
Pension adjustment, net of taxes	—	—	—	—	6	6
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	4	4
Dividends declared	—	—	—	(1,145)	—	(1,145)
Excess tax benefits for share-based payments	—	—	284	—	—	284

Balance, March 31, 2014	38,206	$3,821	$3,455	$75,776	$(843)	$82,209

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,978	$1,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181	186
Gain on sale of equipment and property	(12)	-
Stock-based compensation expense	444	415
Excess tax benefits for share-based payments	(284)	(82)
Deferred income tax provision	223	193
(Increase) decrease in assets:
Accounts receivable	(979)	(1,344)
Inventories	2,311	1,642
Prepaid expenses and other current assets	646	555
Income taxes receivable	276	(572)
Other non-current assets	(213)	(152)
Increase (decrease) in liabilities:
Accounts payable	2,840	2,948
Income taxes payable	312	104
Accrued expenses and other liabilities	1,741	1,189
Other long-term liabilities	(133)	187
Net cash provided by operating activities	9,331	6,718

INVESTING ACTIVITIES
Capital expenditures	(102)	(72)
Proceeds from sale of assets	34	-
Purchases of marketable securities	(6,867)	(2,955)
Sales of marketable securities	2,459	2,599
Maturities of marketable securities	400	-
Net cash used for investing activities	(4,076)	(428)

FINANCING ACTIVITIES
Payment of dividends	(1,145)	(1,141)
Excess tax benefits for share-based payments	284	82
Cash paid for common stock purchased and retired	(845)	(534)
Net cash used for financing activities	(1,706)	(1,593)

Net increase in cash and cash equivalents	3,549	4,697
Cash and cash equivalents at beginning of period	5,114	1,648
Cash and cash equivalents at end of period	$8,663	$6,345

Supplemental information:
Income tax payments, net	$100	$451

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Recently Adopted Accounting Pronouncements:

Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU requires an unrecognized tax benefit, or a portion of thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing.   In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The Company adopted these provisions in the first quarter of 2014 and adoption did not have a material impact on the Company’s consolidated financial statements.

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

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended March 31,
(In thousands except per share data )	2014	2013
Net income available for stockholders:	$1,978	$1,449
Less: Dividends paid	(1,145)	(1,141)
Undistributed earnings	$833	$308

Average basic shares outstanding:
Common stock	35,746	35,549
Restricted shares of common stock	1,212	1,246
	36,958	36,795
Diluted shares outstanding:
Common stock	35,746	35,549
Dilutive effect of stock based awards	297	208
	36,043	35,757
Restricted shares of common stock	1,212	1,246
	37,255	37,003

Inclusion of all participating securities in the computation of earnings per share (EPS) under the two-class method had no impact on the basic EPS amounts reported.

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2014	2013
Stock options	42	42

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	STOCK-BASED COMPENSATION

The Company reserved 2,250,000 shares of common stock under the 2004 Stock Incentive Plan with a term of ten years-expiring in April 2014.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of March 31, 2014, there were approximately 43,000 shares available for grant.  Subsequently, at the annual meeting held on April 22, 2014, stockholders approved the 2014 stock incentive plan authorizing the issuance of 3,000,000 shares.  All future equity compensation awards by the Company will be issued under the 2014 plan.

Stock-based compensation for the three months ended March 31, 2014 and 2013 were as follows:
(in thousands)	Three months ended March 31,
	2014	2013
Pre – tax cost	$444	$415
After tax cost	$287	$268

Stock Options

Transactions involving Marine Products stock options for the three months ended March 31, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	41,600	$12.47	0.33
Granted	-	-	N/A
Exercised	-	-	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding at March 31, 2014	41,600	$12.47	0.08	N/A

There were no stock options exercised during the three months ended March 31, 2014 or March 31, 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2014:
	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2013	1,268,200	$6.01
Granted	213,000	7.95
Vested	(276,100)	5.76
Forfeited	(3,550)	4.41
Non-vested shares at March 31, 2014	1,201,550	$6.41

The total fair value of shares vested was approximately $2,356,000 during the three months ended March 31, 2014 and $1,457,000 during the three months ended March 31, 2013. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $284,000 for the three months ended March 31, 2014 and $82,000 for the three months ended March 31, 2013 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of March 31, 2014, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,485,000.  This cost is expected to be recognized over a weighted-average period of 4.0 years.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	MARKETABLE SECURITIES

Marine Products marketable securities are held with a large, well-capitalized financial institution.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method.  Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended
	March 31,
(in thousands)	2014	2013
Net realized gains	$2	$23
Reclassification of net realized gains from other comprehensive income	$2	$23

Gross unrealized gains (losses) on marketable securities are as follows:

	March 31, 2014		December 31, 2013
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$240	$(23)	$223	$(16)
Corporate Obligations	5	(2)	6	-
	$245	$(25)	$229	$(16)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	March 31, 2014			December 31, 2013
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains
(in thousands)
Municipal Obligations	$38,517	38,734	217	$35,925	$36,132	$207
Corporate Obligations	1,866	1,869	3	450	456	6
Total	$40,381	40,603	220	$36,375	$36,588	$213

Municipal obligations consist primarily of municipal notes rated A3 or higher ranging in maturity from less than one year to over 10 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to two years.  These securities are rated A2 or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2015 and 2025.

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants components of the boat, excluding the engine, against defects in materials and workmanship for a period of one year.  Cockpit upholstery is warranted for 2 years.  The Company also warrants the structural hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for as long as the purchaser owns the boat.  The structural deck is warranted for a period of 5 years to the original purchaser. An analysis of the warranty accruals for the three months ended March 31, 2014 and 2013 is as follows:

(in thousands)	2014	2013
Balance at beginning of period	$3,410	$2,522
Less: Payments made during the period	(309)	(496)
Add: Warranty provision for the period	731	662
Changes to warranty provision for prior periods	70	87
Balance at March 31	$3,902	$2,775
The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheet.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory during the year ended December 31, 2013 or during the three months ended March 31, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $7.3 million as of March 31, 2014.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $14.3 million as of March 31, 2014.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2014	December 31, 2013
Raw materials and supplies	$14,576	$15,901
Work in process	6,968	7,435
Finished goods	5,004	5,523
Total inventories	$26,548	$28,859

9.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the first quarter of 2014, the income tax provision reflects an effective tax rate of 31.6 percent, compared to an effective tax rate of 10.6 percent for the comparable period in the prior year.  The effective rate for the three months ended March 31, 2014 is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.  The 2013 effective tax rate reflects both the 2013 research and experimentation credit and the full year impact of the 2012 research and experimentation credit which was retroactively enacted into law in 2013.
16

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended March 31,
	2014	2013
Interest cost	$65	$59
Expected return on plan assets	(102)	(92)
Amortization of net losses	9	17
Net periodic benefit	$(28)	$(16)

The Company made contributions to this plan of $135 thousand during the three months ended March 31, 2014.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $6,423,000 as of March 31, 2014 and $6,388,000 as of December 31, 2013.  The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains or losses related to the SERP assets totaled approximately $36,000 during the three months ended March 31, 2014 and approximately $146,000 during the three months ended March 31, 2013.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,423	$-
Available-for-sale securities:
Municipal obligations	$-	$38,734	$-
Corporate obligations	-	1,869	-
	$-	$40,603	$-

	Fair Value Measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,388	$-
Available-for-sale securities:
Municipal obligations	$-	$36,132	$-
Corporate obligations	-	456	-
	$-	$36,588	$-

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:
(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2013	$(990)	$137	$(853)
Change during the period ended March 31, 2014:
Before-tax amount	_	7	7
Tax benefit	_	(4)	(4)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	6	-	6
Net realized gain (2)	-	1	1
Total activity for the period	6	4	10
Balance at March 31, 2014	$(984)	$141	$(843)

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2012	$(1,771)	$199	$(1,572)
Change during the period ended March 31, 2013:
Before-tax amount	_	(3)	(3)
Tax benefit	_	1	1
Reclassification adjustment, net of taxes
Amortization of net loss (1)	11	-	11
Net realized gain (2)	-	15	15
Total activity for the period	11	13	24
Balance at March 31, 2013	$(1,760)	$212	$(1,548)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 is incorporated herein by reference.  There have been no significant changes in the strategies since year-end.

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

Our net sales were higher during the first quarter of 2014 compared to the first quarter of 2013 and the fourth quarter of 2013 because of strong dealer demand for our larger Robalo models, our larger Chaparral H2O models, and our large SSX sportsboats introduced for the 2014 model year.  In addition, industry indicators such as attendance at the recent winter boat shows, industry reports regarding 2014 retail boat sales, and the increased availability of floorplan financing for our dealers, have given us a favorable outlook for the near-term selling environment for our products.    This favorable outlook is tempered by the prolonged winter weather in many markets that we believe have negatively impacted sales.

Operating income increased by 88.0 percent during the first quarter of 2014 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses.  Selling, general and administrative expenses increased due to costs that vary with sales and profitability, such as officer incentive compensation, warranty expense and sales commissions.  Dealer inventory in units as of March 31, 2014 was higher than at the end of the fourth quarter of 2013 and the first quarter of 2013.  We believe that prolonged winter weather during the first quarter of the current year has caused dealer inventories to be slightly higher than normal, but we anticipate that retail sales will improve during the latter part of the retail selling season.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2014 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

We believe that recreational boating retail demand in many segments of the industry is improving.  Attendance and sales during the recent winter boat shows have been moderately higher than the prior season, residential real estate markets and consumer confidence have stabilized, and fuel prices have declined slightly.  We also believe that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty.

Although industry wide retail boat sales remain lower than they were prior to the financial crisis, sales volumes expanded in 2013 and the first three months of 2014, and we expect this to continue for the remainder of 2014.  We believe improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales, although fuel prices have declined somewhat during the first quarter of 2014, which could encourage consumers to participate in recreational boating.  Furthermore, recent improvements within selected housing markets could have positive effects on sales.  For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys.  In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2014 model year which began on July 1, 2014.  We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX’s, and new Robalo bay boat models.  In addition, we produced and sold our first Vortex jet boats in the first quarter of 2014 and plan to introduce two additional larger models for the 2015 model year for production during the second and third quarters of 2014.  We believe that these jet boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling.  We will continue to develop and produce additional new products for the upcoming 2015 model year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Total number of boats sold	923	976
Average gross selling price per boat (in thousands)	$48.3	$42.6
Net sales (in thousands)	$47,702	$44,283
Percentage of cost of goods sold to net sales	81.5%	83.9%
Gross profit margin percent	18.5%	16.1%
Percentage of selling, general and administrative expenses to net sales	12.7%	12.7%
Operating income (in thousands)	$2,768	$1,472
Warranty expense (in thousands)	$801	$749

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Net sales for the three months ended March 31, 2014 increased $3.4 million or 7.7 percent compared to the comparable period in 2013. The change in net sales during the quarter compared to the prior year was due primarily to a 13.4 percent increase in the average gross selling price per boat and an increase in parts and accessories sales, partially offset by a 5.4 percent decrease in the number of units sold.  Average selling prices per boat increased during the quarter due to a favorable model mix that included higher sales of our larger Chaparral H2O models and larger Robalo models and also a significant number of our large SSX Sportsboats, introduced for the 2014 model year. In the first quarter of 2014, sales outside of the United States accounted for 18.4 percent of net sales compared to 22.0 percent of net sales in the prior year first quarter.  International net sales decreased 9.7 percent during the first quarter of 2014 to $8.8 million while domestic net sales increased 12.6 percent to $38.9 million.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended March 31, 2014 was $38.9 million compared to $37.2 million for the comparable period in 2013, an increase of $1.7 million or 4.6 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily due to a favorable model mix, enhanced operating efficiencies, including labor cost controls and improved margins on parts and accessories sales.

Selling, general and administrative expenses for the three months ended March 31, 2014 were $6.1 million compared to $5.6 million for the comparable period in 2013, an increase of $0.5 million or 7.6 percent.  This increase was due to expenses that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense.  Selling, general and administrative expenses as a percentage of net sales, was approximately the same in the first quarter of 2014 and the first quarter of 2013.

Operating income for the three months ended March 31, 2014 increased $1.3 million compared to the comparable period in 2013 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $122 thousand during the three months ended March 31, 2014 and $149 thousand for the comparable period in 2013.  This decrease was primarily due to a decrease in realized gains, coupled with lower yields, partially offset by a slight increase in the average balance of our marketable securities portfolio.

Income tax provision for the three months ended March 31, 2014 was $912 thousand compared to $172 thousand for the comparable period in 2013.  The income tax provision for the three months ended March 31, 2014 reflects an effective tax rate of 31.6 percent compared to an effective tax rate of 10.6 percent for the comparable period in the prior year.  The 2014 rate is a result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.  The 2013 effective tax rate benefited from the impact of research and experimentation credits for both 2013 and the full year of 2012 when the credit was retroactively enacted into law in 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2014 were $8.7 million compared to $5.1 million at December 31, 2013.  In addition, the aggregate of short-term and long-term marketable securities was $40.6 million at March 31, 2014 compared to $36.6 million at December 31, 2013.

 The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2014	2013

Net cash provided by operating activities	$9,331	$6,718
Net cash used for investing activities	(4,076)	(428)
Net cash used for financing activities	$(1,706)	$(1,593)

Cash provided by operating activities for the three months ended March 31, 2014 increased approximately $2.6 million compared to the comparable period in 2013.  This increase is primarily due to an increase in net income, coupled with a favorable change in working capital.

The major components of the net favorable change in working capital were as follows: a favorable change of $0.7 million in inventories due to inventory management and timing of shipments; $0.6 million favorable change in other accrued expenses, largely attributable to timing of payments related to warranties and retail incentives; a $0.8 million favorable change in income tax receivable due primarily to the benefit of research and experimentation tax credits which reduced the estimated tax liability in the first quarter of 2013.

Cash used for investing activities for the three months ended March 31, 2014 was approximately $4.1 million compared to $0.4 million used for investing activities in the same period in 2013.  The increase in cash used for investing activities is primarily due to increased purchases of marketable securities in the current period because of increases in cash provided by operations.

Cash used for financing activities for the three months ended March 31, 2014 increased approximately $0.1 million compared to the three months ended March 31, 2013 primarily due an increase in shares purchased for withholding taxes on the vesting of restricted shares.

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

Cash Requirements

The Company currently expects that capital expenditures during 2014 will be approximately $1.4 million of which $102 thousand has been spent through March 31, 2014.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company made a $135 thousand cash contribution to this plan during the first three months of 2014 and does not expect to make any additional contributions for the remainder of 2014.

As of March 31, 2014, the Company has purchased a total of 5,033,785 shares in the open market under the Company stock repurchase program and there are 3,216,215 shares that remain available for repurchase under the current authorization. The Company did not repurchase any shares under this program during the three months ended March 31, 2014.

The Company warrants components of the boat, excluding the engine, against defects in materials and workmanship for a period of one year.  Cockpit upholstery is warranted for 2 years.  The Company also warrants the structural hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for as long as the original purchaser owns the boat.  The structural deck is warranted for a period of 5 years to the original purchaser. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2014 and 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company had no material repurchases of inventory during the year ended December 31, 2013 or the three months ended March 31, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $7.3 million as of March 31, 2014.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $14.3 million as of March 31, 2014.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $175 thousand in the three months ended March 31, 2014 and $112 thousand in the three months ended March 31, 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.  There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been very volatile as a result of the financial crisis of 2008, the ensuing global recession and the subsequent economic recovery.  During the first quarter of 2014, the prices of many of these commodities were constant. Although the potential exists for these costs to remain volatile, we beleive that the Company’s material costs will remain relatively stable in 2014. In the event that the prices of these commodities increase in the future and result in higher raw materials costs, we cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs, or that the Company will be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for any increased materials costs.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that retail sales will improve during the latter part of the current selling season; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that the recent expansion of sales volumes will continue for the remainder of 2014; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; our belief that the declines in fuel prices and recent improvements within selected housing markets could have positive effects on sales; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products;  our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as larger models in the Chaparral line-up including the SSX’s and new Robalo bay boat models; our plans to introduce two additional larger Vortex jet boat models for the 2015 model year and the anticipated timing for production of those models; our belief that these jet boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2014; the Company’s expectation about contributions to its pension plan in 2014; the Company’s belief that material costs will remain relatively stable in 2014; the Company’s belief that it may not be able to institute sufficient price increases to compensate for increased material costs or implement manufacturing strategies that will significantly reduce usage of raw materials to compensate for any increased material costs; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2014, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of March 31, 2014, the Company’s investment portfolio, totaling approximately $40.6 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2013, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2013 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2014 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)) were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting - As of December 31, 2013, management identified a material weakness related to controls associated with accumulating and recording accounts payable for goods or services received as December 31, 2013.

Although the Company believes that it had designed effective controls related to accruals for accounts payable as of the end of each quarter, the operating effectiveness of these controls was inadequate as of December 31, 2013.  In order to improve the operating effectiveness of these controls, the Company implemented extensive and comprehensive training and additional system generated reports to assist in recording accounts payable accruals.  As of March 31, 2014, management determined the controls associated with the aforementioned accrual process were adequate and believes the reinforced monitoring and review has remediated this material weakness.

Other than as set forth in the previous paragraph, management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business.  Marine Products does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of Marine Products.

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

3.1(b)
Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on March 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2005).

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: April 29, 2014	Richard A. Hubbell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: April 29, 2014	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

