Form 10-Q
period 2014-06-30
MARINE PRODUCTS CORP
filed 2014-07-31
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 18, 2014, Marine Products Corporation had 38,165,676 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$2,453	$5,114
Marketable securities	8,125	5,639
Accounts receivable, net	4,370	2,021
Inventories	25,177	28,859
Income taxes receivable	-	692
Deferred income taxes	1,293	1,096
Prepaid expenses and other current assets	1,610	1,839
Total current assets	43,028	45,260
Property, plant and equipment, less accumulated depreciation of $24,890 in 2014 and $24,567 in 2013	11,142	11,265
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	36,305	30,949
Deferred income taxes	3,122	3,177
Other assets	8,499	8,129
Total assets	$105,869	$102,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,476	$5,569
Accrued expenses and other liabilities	11,006	8,993
Total current liabilities	15,482	14,562
Pension liabilities	6,488	6,420
Other long-term liabilities	83	88
Total liabilities	22,053	21,070
Common stock	3,817	3,810
Capital in excess of par value	3,157	3,583
Retained earnings	77,643	74,943
Accumulated other comprehensive loss	(801)	(853)
Total stockholders’ equity	83,816	81,483
Total liabilities and stockholders’ equity	$105,869	$102,553

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	$47,975	$42,235	$95,677	$86,518
Cost of goods sold	38,543	34,920	77,407	72,091
Gross profit	9,432	7,315	18,270	14,427
Selling, general and administrative expenses	5,307	4,833	11,377	10,473
Operating income	4,125	2,482	6,893	3,954
Interest income	121	178	243	327
Income before income taxes	4,246	2,660	7,136	4,281
Income tax provision	1,233	725	2,145	897
Net income	$3,013	$1,935	$4,991	$3,384

Earnings per share
Basic	$0.08	$0.05	$0.13	$0.09
Diluted	$0.08	$0.05	$0.13	$0.09

Dividends paid per share	$0.03	$0.03	$0.06	$0.06

Weighted Average shares outstanding
Basic	36,989	36,829	36,973	36,774
Diluted	37,180	37,023	37,240	37,003

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$3,013	$1,935	$4,991	$3,384

Other comprehensive income (loss), net of taxes:
Pension adjustment	6	10	12	21
Unrealized gain (loss) on securities,
net of reclassification adjustments	36	(193)	40	(180)

Comprehensive income	$3,055	$1,752	$5,043	$3,225

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2013	38,095	$3,810	$3,583	$74,943	$(853)	$81,483
Stock issued for stock incentive plans, net	273	27	877	—	—	904
Stock purchased and retired	(202)	(20)	(1,601)	—	—	(1,621)
Net income	—	—	—	4,991	—	4,991
Pension adjustment, net of taxes	—	—	—	—	12	12
Unrealized gain on securities, net of taxes and reclassification adjustments	—	—	—	—	40	40
Dividends declared	—	—	—	(2,291)	—	(2,291)
Excess tax benefits for share-based payments	—	—	298	—	—	298

Balance, June 30, 2014	38,166	$3,817	$3,157	$77,643	$(801)	$83,816

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$4,991	$3,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359	371
Gain on sale of equipment and property	(17)	(12)
Stock-based compensation expense	904	844
Excess tax benefits for share-based payments	(298)	(95)
Deferred income tax benefit	(170)	(41)
(Increase) decrease in assets:
Accounts receivable	(2,350)	(2,595)
Inventories	3,682	(1,151)
Prepaid expenses and other current assets	229	99
Income taxes receivable	692	15
Other non-current assets	(352)	(105)
Increase (decrease) in liabilities:
Accounts payable	(1,093)	4,401
Income taxes payable	528	161
Accrued expenses and other liabilities	63	217
Other long-term liabilities	1,783	32
Net cash provided by operating activities	8,951	5,525

INVESTING ACTIVITIES
Capital expenditures	(258)	(189)
Proceeds from sale of assets	39	12
Purchases of marketable securities	(11,938)	(7,889)
Sales of marketable securities	2,559	8,284
Maturities of marketable securities	1,600	-
Net cash (used for) provided by investing activities	(7,998)	218

FINANCING ACTIVITIES
Payment of dividends	(2,291)	(2,283)
Excess tax benefits for share-based payments	298	95
Cash paid for common stock purchased and retired	(1,621)	(576)
Net cash used for financing activities	(3,614)	(2,764)

Net (decrease) increase in cash and cash equivalents	(2,661)	2,979
Cash and cash equivalents at beginning of period	5,114	1,648
Cash and cash equivalents at end of period	$2,453	$4,627

Supplemental information:
Income tax payments, net	$1,096	$767

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recently Adopted Accounting Pronouncements:

●
Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU requires an unrecognized tax benefit, or a portion of thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward.  The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing.   In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The Company adopted these provisions in the first quarter of 2014 and adoption did not have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii)  identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.  The Company plans to adopt these provisions in the first quarter of 2017 and is currently evaluating the impact of these provisions on its financial statements. Early adoption is not permitted.

●
Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in the ASU require that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.  In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 with early adoption permitted.  The Company plans to adopt these provisions in the first quarter of 2015 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended June 30		Six months ended June 30
(In thousands except per share data )	2014	2013	2014	2013
Net income available for stockholders	$3,013	$1,935	$4,991	$3,384
Less: Dividends paid	(1,147)	(1,142)	(2,291)	(2,283)
Undistributed earnings	$1,866	$793	$2,700	$1,101

Basic shares outstanding:
Common stock	35,741	35,558	35,743	35,515
Restricted shares of common stock	1,248	1,271	1,230	1,259
	36,989	36,829	36,973	36,774
Diluted shares outstanding:
Common stock	35,741	35,558	35,743	35,515
Dilutive effect of stock based awards	191	194	267	229
	35,932	35,752	36,010	35,744
Restricted shares of common stock	1,248	1,271	1,230	1,259
	37,180	37,023	37,240	37,003

Inclusion of all participating securities in the computation of Earnings Per Share (EPS) under the two-class method had no impact on the Basic EPS amounts reported for all periods presented above.

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Stock options	-	42	-	42

4.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024.  All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares.  As of June 30, 2014, there were approximately 2,940,000 shares available for grant.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation for the three and six months ended June 30, 2014 and 2013 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Pre – tax cost	$459	$429	$904	$844
After tax cost	$296	$277	$582	$545

Stock Options

Transactions involving Marine Products stock options for the six months ended June 30, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	41,600	$12.47	0.33
Granted	-	-	N/A
Exercised	-	-	N/A
Forfeited	-	-	N/A
Expired	(41,600)	12.47	N/A
Outstanding at June 30, 2014	0	N/A	N/A	N/A

There were no stock options exercised during the six months ended June 30, 2014 and 2013.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2014:
	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2013	1,268,200	$6.01
Granted	273,000	$7.90
Vested	(276,100)	$5.76
Forfeited	(3,550)	$6.09
Non-vested shares at June 30, 2014	1,261,550	$6.47

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of shares vested was approximately $2,356,000 during the six months ended June 30, 2014 and $1,457,000 during the six months ended June 30, 2013. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $298,000 for the six months ended June 30, 2014 and $95,000 for the six months ended June 30, 2013 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of June 30, 2014, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,488,000.  This cost is expected to be recognized over a weighted-average period of 3.9 years.

5.	MARKETABLE SECURITIES

Marine Products’ marketable securities are held with a large, well-capitalized financial institution. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method.  Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net realized gain	$-	$57	$2	$80
Reclassification of net realized gains from other comprehensive income	$-	$57	$2	$80

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized gains (losses) on marketable securities are as follows:

	June 30, 2014		December 31, 2013
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$270	$(1)	$223	$(16)
Corporate Obligations	8	(1)	6	-
	$278	$(2)	$229	$(16)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	June 30, 2014			December 31, 2013
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains
(in thousands)
Municipal Obligations	$41,489	$41,758	$269	$35,925	$36,132	$207
Corporate Obligations	2,665	2,672	7	450	456	6
Total	$44,154	$44,430	$276	$36,375	$36,588	$213

Municipal obligations consist primarily of municipal notes rated A3 or higher ranging in maturity from less than one year to over 10 years. Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to four years. These securities are rated A3 or higher. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2015 and 2041.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants components of the boat, excluding the engine, against defects in materials and workmanship for a period of one year.  Cockpit upholstery is warranted for 2 years.  The Company also warrants the structural hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for as long as the purchaser owns the boat.  The structural deck is warranted for a period of 5 years to the original purchaser. An analysis of the warranty accruals for the six months ended June 30, 2014 and 2013 is as follows:

(in thousands)	2014	2013
Balance at beginning of period	$3,410	$2,522
Less: Payments made during the period	(618)	(824)
Add: Warranty provision for the period	1,438	1,271
Changes to warranty provision for prior periods	108	167
Balance at June 30	$4,338	$3,136

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheet.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory during the year ended December 31, 2013 or during the six months ended June 30, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $7.8 million as of June 30, 2014.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $13.2 million as of June 30, 2014.

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

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2014	December 31, 2013
Raw materials and supplies	$17,170	$15,901
Work in process	5,603	7,435
Finished goods	2,404	5,523
Total inventories	$25,177	$28,859

9.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the second quarter of 2014, the income tax provision reflects an effective tax rate of 29.0 percent, compared to an effective tax rate of 27.3 percent for the comparable period in the prior year.  For the six months ended June 30, 2014 the income tax provision reflects an effective tax rate of 30.1 percent, compared to an effective tax rate of 21.0 percent in the comparable period in the prior year.  The effective rate for the six months ended June 30, 2014 is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.  The 2013 effective tax rate reflects both the 2013 research and experimentation credit and the full year impact of the 2012 research and experimentation credit which was retroactively enacted into law in 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit (credit) cost and related components for the plan:

The Company made contributions to this plan of $135 thousand during the six months ended June 30, 2014.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest cost	$65	$58	$130	$117
Expected return on plan assets	(102)	(92)	(204)	(184)
Amortization of net losses	9	17	18	34
Net periodic benefit	$(28)	$(17)	$(56)	$(33)

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $6,531,000 as of June 30, 2014 and $6,388,000 as of December 31, 2013.  The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains related to the SERP assets totaled approximately $144,000 during the six months ended June 30, 2014 and approximately $96,000 during the six months ended June 30, 2013.

11.	FAIR VALUE MEASUREMENTS

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of six broad levels as follows:
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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at June 30, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,531	$-
Available-for-sale securities:
Municipal obligations	$-	$41,758	$-
Corporate obligations	-	2,672	-
	$-	$44,430	$-

	Fair Value Measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,388	$-
Available-for-sale securities:
Municipal obligations	$-	$36,132	$-
Corporate obligations	-	456	-
	$-	$36,588	$-

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2013	$(990)	$137	$(853)
Change during the period ended June 30, 2014:
Before-tax amount	_	64	64
Tax provision	_	(23)	(23)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	12	-	12
Net realized gain (2)	-	(1)	(1)
Total activity for the period	12	40	52
Balance at June 30, 2014	$(978)	$177	$(801)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2012	$(1,771)	$199	$(1,572)
Change during the period ended June 30, 2013:
Before-tax amount	_	(198)	(198)
Tax benefit	_	70	70
Reclassification adjustment, net of taxes
Amortization of net loss (1)	21	-	21
Net realized gain (2)	-	(52)	(52)
Total activity for the period	21	(180)	(159)
Balance at June 30, 2013	$(1,750)	$19	$(1,731)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

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

In implementing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix and profitability of its various models, and indications of near term demand such as consumer confidence, interest rates, fuel costs, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions.  We also consider trends related to certain key financial and other data, including our market share, unit sales of our products, average selling price per unit, and gross profit margins, among others, as indicators of the success of our strategies. Marine Products’ financial results are specifically affected by consumer confidence, because pleasure boating is a discretionary expenditure. Our financial results are also affected by interest rates and credit availability, because many retail customers finance the purchase of their boats and our dealers finance the purchase of their inventory. In addition, our financial results are affected by other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

Our net sales were higher during the second quarter of 2014 compared to the first quarter of 2014 and the second quarter of 2013 because of strong dealer demand for our larger Robalo models, our larger Chaparral H2O models, and our new Vortex jet boats.  In addition, industry indicators such as attendance at the recent winter boat shows, industry reports regarding 2014 retail boat sales, and the increased availability of floorplan financing for our dealers, have given us a favorable outlook for the near-term selling environment for our products.

Operating income increased by 66.2 percent during the second quarter of 2014 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses.  Selling, general and administrative expenses increased due to costs that vary with sales and profitability, such as officer incentive compensation, warranty expense and sales commissions.  Dealer inventory in units as of June 30, 2014 was lower than at the end of the first quarter of 2014 but higher than at the end of the second quarter of 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2014 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

We believe that recreational boating retail demand in many segments of the industry is improving.  Attendance and sales during the recent winter boat shows have been moderately higher than the prior season, and residential real estate markets and consumer confidence have stabilized.  We also believe that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty.

Although industry wide retail boat sales remain lower than they were prior to the financial crisis, sales volumes expanded in 2013 and the first six months of 2014, and we expect this to continue for the remainder of 2014.  We believe improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales, and during the second quarter fuel prices increased compared to both the prior quarter and the prior year.  In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises the majority of the Company’s sales.  The higher cost of boat ownership also discourages consumers from purchasing recreational boats.  For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys.  In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2015 model year which began on July 1, 2014.  We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX’s, and new Robalo bay boat models.  In addition, we produced and sold our first Vortex jet boats in the first and second quarters of 2014 and plan to introduce an additional larger model for the 2015 model year for production during the third quarter of 2014.  We believe that these jet boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling.  We will continue to develop and produce additional new products for the 2015 model year.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total number of boats sold	979	875	1,902	1,851
Average gross selling price per boat (in thousands)	$44.3	$44.0	$46.2	$43.3
Net sales (in thousands)	$47,975	$42,235	$95,677	$86,518
Percentage of cost of goods sold to net sales	80.3%	82.7%	80.9%	83.3%
Gross profit margin percent	19.7%	17.3%	19.1%	16.7%
Percentage of selling, general and administrative expenses to net sales	11.1%	11.4%	11.9%	12.1%
Operating income (in thousands)	$4,125	$2,482	$6,893	$3,954
Warranty expense (in thousands)	$745	$689	$1,546	$1,438

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Net sales for the three months ended June 30, 2014 increased $5.7 million or 13.6 percent compared to the comparable period in 2013. The change in net sales during the quarter compared to the prior year was due primarily to an 11.9 percent increase in the number of units sold and lower incentives, although average gross selling price per boat was relatively flat. Unit sales increased due primarily to sales of our larger Robalo models and Bay Boats, coupled with our larger Chaparral H2O models, and our new Vortex jet boats.  In the second quarter of 2014, sales outside of the United States accounted for 18.8 percent of net sales compared to 20.8 percent of net sales in the prior year second quarter.  International net sales increased 2.8 percent during the second quarter of 2014 to $9.0 million while domestic net sales increased 16.4 percent to $38.9 million compared to the second quarter of prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended June 30, 2014 was $38.5 million compared to $34.9 million for the comparable period in 2013, an increase of $3.6 million or 10.4 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily due to a favorable model mix, lower incentives, improved margins on parts and accessories sales and efficiencies from higher production volumes.

Selling, general and administrative expenses for the three months ended June 30, 2014 were $5.3 million compared to $4.8 million for the comparable period in 2013, an increase of $0.5 million or 9.8 percent.  This increase was due to expenses that vary with sales and profitability, such as sales commissions and incentive compensation.  Selling, general and administrative expenses as a percentage of net sales, was approximately the same in the second quarter of 2014 and the second quarter of 2013.

Operating income for the three months ended June 30, 2014 increased $1.6 million compared to the comparable period in 2013 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $121 thousand during the three months ended June 30, 2014 compared to $178 thousand for the comparable period in 2013.  This decrease was primarily due to a decrease in realized gains, coupled with lower yields, partially offset by an increase in the average balance of our marketable securities portfolio.

Income tax provision for the three months ended June 30, 2014 was $1.2 million compared to $725 thousand for the comparable period in 2013.  The income tax provision for the three months ended June 30, 2014 reflects an effective tax rate of 29.0 percent compared to an effective tax rate of 27.3 percent for the comparable period in the prior year.  The 2014 rate is a result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.  The 2013 effective tax rate benefited from the impact of the research and experimentation credit for the year.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Net sales for the six months ended June 30, 2014 increased $9.2 million or 10.6 percent compared to the comparable period in 2013. The change in net sales was due to a 6.8 percent increase in the average gross selling price per boat, coupled with a 2.8 percent increase in the number of boats sold.  Unit sales increased primarily due to higher sales of our larger Robalo boats, larger Chaparrral H2O models and new Vortex jet boats, partially offset by lower unit sales of our SSI models.  Average selling prices increased due to a favorable model mix and lower incentives that included higher sales of our larger Chaparral H2O models and larger Robalo models and also a significant number of our large SSX Sportsboats, introduced in the 2014 model year.   In the first six months of 2014, sales outside of the United States accounted for 18.6 percent of net sales compared to 21.4 percent of net sales for the comparable period in 2013.  International net sales decreased 3.8 percent to $17.8 million and domestic net sales increased 10.6 percent to $77.9 million compared to the comparable periods in the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the six months ended June 30, 2014 was $77.4 million compared to $72.1 million for the comparable period in 2013, an increase of $5.3 million or 7.4 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily due to a favorable model mix, lower incentives, improved margins on parts and accessories sales and enhanced operating efficiencies.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $11.4 million compared to $10.5 million for the comparable period in 2013, an increase of $0.9 million or 8.6 percent.  This increase was due to expenses that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense.  Warranty expense was 1.6 percent of net sales for the six months ended June 30, 2014 compared to 1.7 percent in the prior year.

Operating income for the six months ended June 30, 2014 increased $2.9 million compared to the comparable period in 2013 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $243 thousand during the six months ended June 30, 2014 compared to $327 thousand for the comparable period in 2013.  This decrease was primarily due to a decrease in realized gains, coupled with lower yields, partially offset by an increase in the average balance of our marketable securities portfolio.

Income tax provision for the six months ended June 30, 2014 was $2.1 million compared to $0.9 million for the comparable period in 2013.  The income tax provision for the six months ended June 30, 2014 reflects an effective tax rate of 30.1 percent compared to an effective tax rate of 21.0 percent for the prior year.  The 2014 rate is a result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.  The 2013 effective tax rate benefited from the impact of research and experimentation credits for both 2013 and the full year of 2012 when the credit was retroactively enacted into law in the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2014 were $2.5 million compared to $5.1 million at December 31, 2013.  In addition, the aggregate of short-term and long-term marketable securities was $44.4 million at June 30, 2014 compared to $36.6 million at December 31, 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

 The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2014	2013

Net cash provided by operating activities	$8,951	$5,525
Net cash (used for) provided by investing activities	(7,998)	218
Net cash used for financing activities	$(3,614)	$(2,764)

Cash provided by operating activities for the six months ended June 30, 2014 increased approximately $3.4 million compared to the comparable period in 2013.  This increase is primarily due to an increase in net income, coupled with a favorable change in working capital.   The major components of the net favorable change in working capital were as follows: a favorable change of $4.8 million in inventories due to inventory management and timing of shipments; $1.6 million favorable change in accrued expenses and other long-term liabilities, largely attributable to timing of payments related to warranties and retail incentives; and a $5.5 million unfavorable change in accounts payable, due primarily to timing of payments.

Cash used for investing activities for the six months ended June 30, 2014 was approximately $8.0 million compared to $0.2 million provided by investing activities for the same period in 2013.  The increase in cash used for investing activities is primarily due to increased purchases of marketable securities in the current period because of increases in cash provided by operations.

Cash used for financing activities for the six months ended June 30, 2014 increased approximately $0.9 million compared to the six months ended June 30, 2013 primarily due to an increase in share repurchases, coupled with an increase in shares purchased for withholding taxes on the vesting of restricted shares.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2014 will be approximately $1.4 million of which $258 thousand has been spent through June 30, 2014.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company made a $135 thousand cash contribution to this plan during the first six months of 2014 and does not expect to make any additional contributions for the remainder of 2014.

As of June 30, 2014, the Company has purchased a total of 5,133,785 shares in the open market under the Company stock repurchase program and there are 3,116,215 shares that remain available for repurchase under the current authorization. The Company repurchased 100,000 shares under this program during the six months ended June 30, 2014.

The Company warrants components of the boat, excluding the engine, against defects in materials and workmanship for a period of one year.  Cockpit upholstery is warranted for 2 years.  The Company also warrants the structural hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for as long as the original purchaser owns the boat.  The structural deck is warranted for a period of 5 years to the original purchaser. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2014 and 2013.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company had no material repurchases of inventory during the year ended December 31, 2013 or the six months ended June 30, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $7.8 million as of June 30, 2014.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $13.2 million as of June 30, 2014.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $339 thousand in the six months ended June 30, 2014 and $268 thousand in the six months ended June 30, 2013.

During the quarter ended June 30, 2014, the Company purchased 100,000 shares for total consideration of $775,000, from one of its directors who is also an executive officer.  The purchase was completed under the stock buyback program approved by the Board of Directors that is currently in effect.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, were very volatile as a result of the financial crisis of 2008, the ensuing global recession and the subsequent economic recovery.  During the second quarter of 2014, the prices of many of these commodities were constant.  Although the potential exists for these costs to remain volatile, we believe that the Company’s material costs will remain relatively stable in 2014.  In the event that the prices of these commodities increase in the future and result in higher raw materials costs, we cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs, or that the Company will be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for any increased materials costs.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that the recent expansion of sales volumes will continue for the remainder of 2014; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products;  our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as larger models in the Chaparral line-up including the SSX’s and new Robalo bay boat models; our plans to introduce a larger Vortex jet boat model for the 2015 model year and the anticipated timing for production of those models; our belief that these jet boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2014; the Company’s expectation about contributions to its pension plan in 2014; the Company’s belief that material costs will remain relatively stable in 2014; the Company’s belief that it may not be able to institute sufficient price increases to compensate for increased material costs or implement manufacturing strategies that will significantly reduce usage of raw materials to compensate for any increased material costs; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2014, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of June 30, 2014, the Company’s investment portfolio, totaling approximately $44.4 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2013, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2013 and the Company currently expects no such changes through the remainder of the current year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, June 30, 2014 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the second quarter of 2014 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1]
Total remaining repurchases
authorized at March 31, 2014					3,216,215

Month #1
April 1, 2014 to April 30, 2014	-		$-	-	3,216,215

Month #2
May 1, 2014 to May 31, 2014	-		-	-	3,216,215

Month #3
June 1, 2014 to June 30, 2014	100,000	[2]	7.75	100,000	3,116,215

Totals	100,000		$7.75	100,000	3,116,215

[1] The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of June 30, 2014, a total of 5,033,785 shares have been repurchased in the open market under this program and there are 3,116,215 shares that remain available for repurchase. The program does not have a predetermined expiration date.

[2] The shares were purchased from a director who is also an executive officer.

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

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	10	2014 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: July 31, 2014	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2014	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

