Form 10-Q
period 2014-09-30
MARINE PRODUCTS CORP
filed 2014-11-03
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, Marine Products Corporation had 38,165,676 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(In thousands)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$5,296	$5,114
Marketable securities	12,024	5,639
Accounts receivable, net	3,515	2,021
Inventories	24,573	28,859
Income taxes receivable	332	692
Deferred income taxes	1,374	1,096
Prepaid expenses and other current assets	1,644	1,839
Total current assets	48,758	45,260
Property, plant and equipment, less accumulated depreciation of $25,067 in 2014 and $24,567 in 2013	11,052	11,265
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	32,492	30,949
Deferred income taxes	3,347	3,177
Other assets	8,495	8,129
Total assets	$107,917	$102,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,939	$5,569
Accrued expenses and other liabilities	10,369	8,993
Total current liabilities	16,308	14,562
Pension liabilities	6,518	6,420
Other long-term liabilities	83	88
Total liabilities	22,909	21,070
Common stock	3,817	3,810
Capital in excess of par value	3,638	3,583
Retained earnings	78,381	74,943
Accumulated other comprehensive loss	(828)	(853)
Total stockholders’ equity	85,008	81,483
Total liabilities and stockholders’ equity	$107,917	$102,553

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net sales	$37,932	$41,989	$133,609	$128,507
Cost of goods sold	30,965	34,258	108,372	106,349
Gross profit	6,967	7,731	25,237	22,158
Selling, general and administrative expenses	4,391	4,935	15,768	15,408
Operating income	2,576	2,796	9,469	6,750
Interest income	116	83	359	410
Income before income taxes	2,692	2,879	9,828	7,160
Income tax provision	810	877	2,955	1,774
Net income	$1,882	$2,002	$6,873	$5,386

Earnings per share
Basic	$0.05	$0.05	$0.19	$0.15
Diluted	$0.05	$0.05	$0.18	$0.15

Dividends paid per share	$0.03	$0.03	$0.09	$0.09

Weighted average shares outstanding
Basic	36,904	36,827	36,950	36,779
Diluted	37,190	37,180	37,236	37,058

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income	$1,882	$2,002	$6,873	$5,386

Other comprehensive income (loss), net of taxes:
Pension adjustment	5	12	17	33
Unrealized (loss) gain on securities,
net of reclassification adjustments	(32)	77	8	(103)

Comprehensive income	$1,855	$2,091	$6,898	$5,316

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2013	38,095	$3,810	$3,583	$74,943	$(853)	$81,483
Stock issued for stock incentive plans, net	273	27	1,345	—	—	1,372
Stock purchased and retired	(202)	(20)	(1,601)	—	—	(1,621)
Net income	—	—	—	6,873	—	6,873
Pension adjustment, net of taxes	—	—	—	—	17	17
Unrealized gain on securities, net of taxes and reclassification adjustments	—	—	—	—	8	8
Dividends declared	—	—	—	(3,435)	—	(3,435)
Excess tax benefits for share-based payments	—	—	311	—	—	311

Balance, September 30, 2014	38,166	$3,817	$3,638	$78,381	$(828)	$85,008

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$6,873	$5,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536	545
Gain on sale of equipment and property	(17)	(12)
Stock-based compensation expense	1,372	1,273
Excess tax benefits for share-based payments	(311)	(108)
Deferred income tax benefit	(462)	(271)
(Increase) decrease in assets:
Accounts receivable	(1,494)	(2,178)
Inventories	4,286	572
Prepaid expenses and other current assets	195	40
Income taxes receivable	360	394
Other non-current assets	(339)	(271)
Increase (decrease) in liabilities:
Accounts payable	369	3,040
Income taxes payable	426	489
Accrued expenses and other liabilities	1,261	437
Other long-term liabilities	93	237
Net cash provided by operating activities	13,148	9,573

INVESTING ACTIVITIES
Capital expenditures	(345)	(244)
Proceeds from sale of assets	39	12
Purchases of marketable securities	(15,324)	(12,355)
Sales of marketable securities	4,719	11,111
Maturities of marketable securities	2,690	-
Net cash used for investing activities	(8,221)	(1,476)

FINANCING ACTIVITIES
Payment of dividends	(3,435)	(3,423)
Excess tax benefits for share-based payments	311	108
Cash paid for common stock purchased and retired	(1,621)	(576)
Net cash used for financing activities	(4,745)	(3,891)

Net increase in cash and cash equivalents	182	4,206
Cash and cash equivalents at beginning of period	5,114	1,648
Cash and cash equivalents at end of period	$5,296	$5,854

Supplemental information:
Income tax payments, net	$2,632	$1,165

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted.  The Company plans to adopt the provisions for the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern.  The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

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

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2014	2013	2014	2013
Net income available for stockholders	$1,882	$2,002	$6,873	$5,386
Less: Dividends paid	(1,144)	(1,140)	(3,435)	(3,423)
Undistributed earnings	$738	$862	$3,438	$1,963

Basic shares outstanding:
Common stock	35,642	35,556	35,710	35,516
Restricted shares of common stock	1,262	1,271	1,240	1,263
	36,904	36,827	36,950	36,779
Diluted shares outstanding:
Common stock	35,642	35,556	35,710	35,516
Dilutive effect of stock based awards	286	353	286	279
	35,928	35,909	35,996	35,795
Restricted shares of common stock	1,262	1,271	1,240	1,263
	37,190	37,180	37,236	37,058

Inclusion of all participating securities in the computation of Earnings Per Share (EPS) under the two-class method had no impact on the Basic EPS amounts reported for the three months ended September 30, 2014 and 2013, and a reduction of $0.01 for the nine months ended September 30, 2014 and 2013.

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

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024.  All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares.  As of September 30, 2014, there were approximately 2,940,000 shares available for grant.

Stock-based compensation for the three months and nine months ended September 30, 2014 and 2013 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Pre – tax cost	$468	$429	$1,372	$1,273
After tax cost	$303	$276	$885	$821

Stock Options

Transactions involving Marine Products stock options for the nine months ended September 30, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	41,600	$12.47	0.33
Granted	-	-	N/A
Exercised	-	-	N/A
Forfeited	-	-	N/A
Expired	(41,600)	12.47	N/A
Outstanding at September 30, 2014	0	N/A	N/A	N/A

There were no stock options exercised during the nine months ended September 30, 2014 and 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2013	1,268,200	$6.01
Granted	273,000	$7.90
Vested	(276,100)	$5.76
Forfeited	(3,550)	$6.09
Non-vested shares at September 30, 2014	1,261,550	$6.47

The total fair value of shares vested was approximately $2,356,000 during the nine months ended September 30, 2014 and $1,457,000 during the nine months ended September 30, 2013. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $311,000 for the nine months ended September 30, 2014 and $108,000 for the nine months ended September 30, 2013 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of September 30, 2014, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,021,000.  This cost is expected to be recognized over a weighted-average period of 3.6 years.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net realized gain (loss)	$3	$(24)	$5	$56
Reclassification of net realized gains from other comprehensive income	$3	$(24)	$5	$56

Gross unrealized gains (losses) on marketable securities are as follows:

	September 30, 2014		December 31, 2013
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$235	$(3)	$223	$(16)
Corporate Obligations	6	(12)	6	-
	$241	$(15)	$229	$(16)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	September 30, 2014			December 31, 2013
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost Basis	Fair Value	Net Unrealized Gains
(in thousands)
Municipal Obligations	$39,312	$39,544	$232	$35,925	$36,132	$207
Corporate Obligations	4,978	4,972	(6)	450	456	6
Total	$44,290	$44,516	$226	$36,375	$36,588	$213

Municipal obligations consist primarily of municipal notes rated A- or higher ranging in maturity from less than one year to over 7 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to six years.  These securities are rated BBB- or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2015 and 2021.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

The Company warrants components of the boat, excluding the engine, against defects in materials and workmanship for a period of one year.  Cockpit upholstery and canvas is warranted for three years.  The Company also warrants the structural hull, including its transom and supporting stringer system, against defects in materials and workmanship for ten years.  The structural deck is warranted for a period of five years to the original purchaser. An analysis of the warranty accruals for the nine months ended September 30, 2014 and 2013 is as follows:

(in thousands)	2014	2013
Balance at beginning of period	$3,410	$2,522
Less: Payments made during the period	(1,039)	(1,232)
Add: Warranty provision for the period	1,918	1,903
Changes to warranty provision for prior periods	(66)	222
Balance at September 30	$4,223	$3,415

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheet.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company expects to incur obligations for inventory repurchases totaling approximately $1.1 million in the fourth quarter of 2014 resulting from dealer defaults on floor plan financing.  The Company recorded costs in connection with these repurchases of approximately $60 thousand during the third quarter of 2014 as a reduction to net sales.  The Company had no material repurchases of inventory during the year ended December 31, 2013 or during the nine months ended September 30, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.1 million as of September 30, 2014.   The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.6 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $12.7 million as of September 30, 2014.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials and supplies	$15,479	$15,901
Work in process	5,638	7,435
Finished goods	3,456	5,523
Total inventories	$24,573	$28,859

9.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the third quarter of 2014, the income tax provision reflects an effective tax rate of 30.1 percent, compared to an effective tax rate of 30.5 percent for the comparable period in the prior year.  For the nine months ended September 30, 2014 the income tax provision reflects an effective tax rate of 30.1 percent, compared to an effective tax rate of 24.8 percent in the comparable period in the prior year.  The effective rate for the nine months ended September 30, 2014 is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.  The effective tax rate for the nine months ended September 30, 2013 reflects both the 2013 research and experimentation credit and the full year impact of the 2012 research and experimentation credit which was retroactively enacted into law in 2013.

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest cost	$65	$59	$195	$176
Expected return on plan assets	(103)	(93)	(307)	(277)
Amortization of net losses	9	17	27	51
Net periodic benefit	$(29)	$(17)	$(85)	$(50)

The Company made contributions to this plan of $135 thousand during the nine months ended September 30, 2014.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $6,486,000 as of September 30, 2014 and $6,388,000 as of December 31, 2013.  The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.
Trading gains related to the SERP assets totaled approximately $99,000 during the nine months ended September 30, 2014 and approximately $259,000 during the nine months ended September 30, 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	FAIR VALUE MEASUREMENTS

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of Nine broad levels as follows:
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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,486	$-
Available-for-sale securities:
Municipal obligations	$-	$39,544	$-
Corporate obligations	-	4,972	-
	$-	$44,516	$-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,388	$-
Available-for-sale securities:
Municipal obligations	$-	$36,132	$-
Corporate obligations	-	456	-
	$-	$36,588	$-

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2013	$(990)	$137	$(853)
Change during the period ended September 30, 2014:
Before-tax amount	_	5	5
Tax provision	_	(2)	(2)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	17	-	18
Net realized gain (2)	-	5	5
Total activity for the period	17	8	25
Balance at September 30, 2014	$(973)	$145	$(828)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2012	$(1,771)	$199	$(1,572)
Change during the period ended September 30, 2013:
Before-tax amount	_	(216)	(216)
Tax benefit	_	77	77
Reclassification adjustment, net of taxes
Amortization of net loss (1)	33	-	33
Net realized gain (2)	-	36	36
Total activity for the period	33	(103)	(70)
Balance at September 30, 2013	$(1,738)	$96	$(1,642)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	SUBSEQUENT EVENT

On October 29, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.03 per share in addition to a special dividend of $0.04 per share both payable December 10, 2014 to stockholders of record at the close of business November 10, 2014.

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

Our net sales were lower during the third quarter of 2014 compared to the second quarter of 2014 and the third quarter of 2013 because of lower unit sales of our Chaparral model lines, partially offset by increased unit sales of Robalo as well as our recently introduced Vortex Jet Boat.

Operating income decreased 7.9 percent during the third quarter of 2014 compared to the same period in the prior year due to lower gross profit, partially offset by lower selling, general and administrative expenses.  Selling, general and administrative expenses decreased during the quarter compared to the prior year due to costs that vary with sales and profitability, such as officer incentive compensation and sales commissions.  Dealer inventory in units as of September 30, 2014 was lower than at the end of the second quarter of 2014 but higher than at the end of the third quarter of 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion on the outlook for 2014 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

We believe that recreational boating retail demand in many segments of the industry is improving.  Attendance and sales during the most recent winter boat shows were moderately higher than the prior season, and residential real estate markets and consumer confidence have stabilized.  We also believe that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty.

Although industry wide retail boat sales remain lower than they were prior to the financial crisis, sales volumes expanded in 2013 and the first nine months of 2014, and we expect this to continue for the remainder of 2014.  We believe improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales, and during the third quarter fuel prices decreased compared to both the prior quarter and the prior year.  In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises the majority of the Company’s sales.  The higher cost of boat ownership also discourages consumers from purchasing recreational boats.  For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys.  In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2015 model year which began on July 1, 2014.  We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX’s, and new Robalo bay boat models.  In addition, we continue to be pleased with the reception of our new Vortex Jet Boat, and plan to introduce an additional larger model for the 2015 model year for production beginning in the fourth quarter of 2014.  We believe that these jet boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling.  We will continue to develop and produce additional new products for the 2015 model year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total number of boats sold	801	879	2,703	2,730
Average gross selling price per boat (in thousands)	$43.2	$44.6	$45.3	$43.7
Net sales (in thousands)	$37,932	$41,989	$133,609	$128,507
Percentage of cost of goods sold to net sales	81.6%	81.6%	81.1%	82.8%
Gross profit margin percent	18.4%	18.4%	18.9%	17.2%
Percentage of selling, general and administrative expenses to net sales	11.6%	11.8%	11.8%	12.0%
Operating income (in thousands)	$2,576	$2,796	$9,469	$6,750
Warranty expense (in thousands)	$307	$687	$1,852	$2,125

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Net sales for the three months ended September 30, 2014 decreased $4.1 million or 9.7 percent compared to the comparable period in 2013. The change in net sales during the quarter compared to the prior year was due primarily to a 8.9 percent decrease in the number of units sold, coupled with a 3.1 percent decrease in average selling price per boat. The decrease in net sales was due to lower unit sales of most of our Chaparral model lines during the quarter as compared to the prior year, partially offset by increased unit sales of Robalo as well as sales of our new Vortex jet boats.  Average selling prices declined primarily due to changes in the model mix in several of our Chaparral model lines during the quarter as compared to the prior year.  In the third quarter of 2014, sales outside of the United States accounted for 13.7 percent of net sales compared to 13.5 percent of net sales in the prior year third quarter.  International net sales decreased 8.4 percent during the third quarter of 2014 to $5.2 million and domestic net sales decreased 9.9 percent to $32.8 million compared to the third quarter of the prior year.

Cost of goods sold for the three months ended September 30, 2014 was $31.0 million compared to $34.3 million for the comparable period in 2013, a decrease of $3.3 million or 9.6 percent.  The decrease in cost of goods sold is consistent with the decrease in net sales.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended September 30, 2014 were $4.4 million compared to $4.9 million for the comparable period in 2013, a decrease of $0.5 million or 11.0 percent.  This decrease was due to lower warranty expense as well as other costs that vary with sales and profitability, such as sales commissions and incentive compensation.  Warranty expense was lower due to favorable claims experience.  Selling, general and administrative expenses as a percentage of net sales declined to 11.6 percent in the third quarter of 2014 from 11.8 percent in the third quarter of 2013.

Operating income for the three months ended September 30, 2014 decreased $0.2 million or 7.9 percent compared to the comparable period in 2013 due to lower gross profit, partially offset by lower selling, general and administrative expenses.

Interest income was $116 thousand during the three months ended September 30, 2014 compared to $83 thousand for the comparable period in 2013.  This increase was primarily due to a decrease in realized loss, coupled with an increase in the average balance of our marketable securities portfolio.

Income tax provision for the three months ended September 30, 2014 was $810 thousand compared to $877 thousand for the comparable period in 2013.  The income tax provision for the three months ended September 30, 2014 reflects an effective tax rate of 30.1 percent compared to an effective tax rate of 30.5 percent for the comparable period in the prior year.  The effective rates include the effect of beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Net sales for the nine months ended September 30, 2014 increased $5.1 million or 4.0 percent compared to the comparable period in 2013. The change in net sales was due to a 3.7 percent increase in the average gross selling price per boat, partially offset by a 1.0 percent decrease in the number of boats sold.  Unit sales decreased primarily due to lower sales of our SSi models, partially offset by increased unit sales of Robalo as well as our new Vortex jet boats. Average selling prices increased due to a favorable model mix that included higher sales of our larger Chaparral H2O models, larger Robalo models and our large SSX Sportsboats, introduced in the 2014 model year, partially offset by sales of our new Vortex jet boats.   In the first nine months of 2014, sales outside of the United States accounted for 17.2 percent of net sales compared to 18.8 percent of net sales for the comparable period in 2013.  International net sales decreased 4.9 percent to $23.0 million while domestic net sales increased 6.0 percent to $110.6 million compared to the comparable period in the prior year.

Cost of goods sold for the nine months ended September 30, 2014 was $108.4 million compared to $106.3 million for the comparable period in 2013, an increase of $2.1 million or 1.9 percent.  Cost of goods sold, as a percentage of net sales, decreased primarily due to a favorable model mix, lower incentive costs, improved margins on parts and accessories sales and enhanced production efficiencies.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $15.8 million compared to $15.4 million for the comparable period in 2013, an increase of $0.4 million or 2.3 percent.  This increase was due to expenses that vary with sales and profitability, such as incentive compensation and sales commissions, partially offset by a decrease in warranty expense due to favorable claims experience.  Warranty expense was 1.4 percent of net sales for the nine months ended September 30, 2014 compared to 1.7 percent for the comparable period in the prior year.

Operating income for the nine months ended September 30, 2014 increased $2.7 million compared to the comparable period in 2013 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $359 thousand during the nine months ended September 30, 2014 compared to $410 thousand for the comparable period in 2013.  This decrease was primarily due to a decrease in realized gains, partially offset by an increase in the average balance of our marketable securities portfolio.

Income tax provision for the nine months ended September 30, 2014 was $3.0 million compared to $1.8 million for the comparable period in 2013.  The income tax provision for the nine months ended September 30, 2014 reflects an effective tax rate of 30.1 percent compared to an effective tax rate of 24.8 percent for the prior year.  The 2014 rate is a result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.  The 2013 effective tax rate also benefited from the impact of research and experimentation credits for both 2013 and the full year of 2012 when the credit was retroactively enacted into law in the first quarter of 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2014 were $5.3 million compared to $5.1 million at December 31, 2013.  In addition, the aggregate of short-term and long-term marketable securities was $44.5 million at September 30, 2014 compared to $36.6 million at December 31, 2013.

The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2014	2013

Net cash provided by operating activities	$13,148	$9,573
Net cash used for investing activities	(8,221)	(1,476)
Net cash used for financing activities	$(4,745)	$(3,891)

Cash provided by operating activities for the nine months ended September 30, 2014 increased approximately $3.6 million compared to the comparable period in 2013.  This increase is primarily due to an increase in net income, coupled with a favorable change in working capital.   The major components of the net favorable change in working capital were as follows: a favorable change of $3.7 million in inventories due to inventory management and timing of shipments; $0.8 million favorable change in accrued expenses and other long-term liabilities, largely attributable to timing of payments related to warranties and lower retail incentives;  a favorable change of $0.7 million in accounts receivable primarily due to timing of customer payments; and a $2.7 million unfavorable change in accounts payable, due primarily to timing of payments.

Cash used for investing activities for the nine months ended September 30, 2014 was approximately $8.2 million compared to $1.5 million used for investing activities for the same period in 2013.  The increase in cash used for investing activities is primarily due to increased purchases of marketable securities in the current period resulting from increases in cash provided by operations.

Cash used for financing activities for the nine months ended September 30, 2014 increased approximately $0.9 million compared to the nine months ended September 30, 2013 primarily due to an increase in share repurchases, coupled with an increase in shares purchased for withholding taxes related to the vesting of restricted shares.

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

Cash Requirements

The Company currently expects that capital expenditures during 2014 will be approximately $600 thousand of which $345 thousand has been spent through September 30, 2014.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company made a $135 thousand cash contribution to this plan during the first nine months of 2014 and does not expect to make any additional contributions for the remainder of 2014.

The Company expects to incur obligations for inventory repurchases totaling approximately $1.1 million in the fourth quarter of 2014 resulting from dealer defaults on floor plan financing.  The Company recorded costs in connection with these repurchases of approximately $60 thousand during the third quarter of 2014 as a reduction of net sales.  As of September 30, 2014 there are no outstanding amounts due to lenders for inventory repurchases.  See further information regarding repurchase obligations in Note 6 of the Consolidated Financial Statements and in the section below titled “Off Balance Sheet Arrangements.”

As of September 30, 2014, the Company has purchased a total of 5,133,785 shares in the open market under the Company stock repurchase program and there are 3,116,215 shares that remain available for repurchase under the current authorization. The Company repurchased 100,000 shares under this program during the nine months ended September 30, 2014.

On October 29, 2014, the Board of Directors approved a $0.03 per share cash dividend in addition to a special dividend of $0.04 per common share, both payable December 10, 2014 to stockholders of record at the close of business November 10, 2014.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company warrants components of the boat, excluding the engine, against defects in materials and workmanship for a period of one year.  Cockpit upholstery and canvas is warranted for 3 years.  The Company also warrants the structural hull, including its transom and supporting stringer system, against defects in materials and workmanship for ten years.  The structural deck is warranted for a period of 5 years to the original purchaser. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the nine months ended September 30, 2014 and 2013.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company had no material repurchases of inventory during the year ended December 31, 2013 or the nine months ended September 30, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.  The Company expects to incur obligations for inventory repurchases totaling approximately $1.1 million in the fourth quarter of 2014 resulting from dealer defaults on floor plan financing.  The Company expects to redistribute this dealer inventory among existing dealers.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.1 million as of September 30, 2014.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.6 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $12.7 million as of September 30, 2014.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $501 thousand in the nine months ended September 30, 2014 and $433 thousand in the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, the Company purchased 100,000 shares for total consideration of $775,000, from one of its directors who is also an executive officer.  The purchase was completed under the stock buyback program approved by the Board of Directors that is currently in effect.

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

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, were very volatile as a result of the financial crisis of 2008, the ensuing global recession and the subsequent economic recovery.  During the third quarter of 2014, the prices of many of these commodities were constant.  Although the potential exists for these costs to remain volatile, we believe that the Company’s material costs will remain relatively stable for the remainder of  2014.  In the event that the prices of these commodities increase in the future and result in higher raw materials costs, we cannot be confident that the Company will be able to institute sufficient price increases to its dealers to compensate for these increased materials costs, or that the Company will be able to implement manufacturing strategies that will significantly reduce usage of raw materials that will compensate for any increased materials costs.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that the recent expansion of industry sales volumes will continue for the remainder of 2014; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products;  our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as larger models in the Chaparral line-up including the SSX’s and new Robalo bay boat models; our plans to introduce a larger Vortex jet boat model for the 2015 model year and the anticipated timing for production of those models; our belief that these jet boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling; our plans to continue to develop and produce additional new products for the 2015 model year; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2014; the Company’s expectation about contributions to its pension plan in 2014; the Company’s belief about the amount and timing of inventory repurchases; the Company’s belief that material costs will remain relatively stable in 2014; the Company’s belief that it may not be able to institute sufficient price increases to compensate for increased material costs or implement manufacturing strategies that will significantly reduce usage of raw materials to compensate for any increased material costs; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2014, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of September 30, 2014, the Company’s investment portfolio, totaling approximately $44.5 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2013, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2013 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2014 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

On October 28, 2014, the Board of Directors of the Company amended the Company’s Restated By-laws (the “By-laws”) in several respects, including changes meant to modernize the By-laws, to provide clarity and consistency with Delaware corporate law and to align the By-laws with the Board’s view of best practices and the interests of the Company’s stockholders as a whole.  The primary substantive changes were as follows: (i) updated processes were included for stockholders to present business or director nominees at an annual meeting of the stockholders of the Company, (ii) the provisions addressing officer and director indemnification were updated, (iii) provisions were added addressing exclusive forum and payment of costs for specified stockholder actions including a stockholder’s breach of the By-laws or specified intra-corporate proceedings in which such stockholder is not the prevailing party and (iv) a provision was added creating the optional position of Vice Chairman of the Company.

The foregoing summary of the amendment to the By-laws is qualified in its entirety by reference to the text of the By-laws, as amended and restated on and effective as of October 28, 2014, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

Stockholders desiring to present business at the 2015 annual meeting of stockholders outside of the stockholder proposal rules of Rule 14a-8 of the Securities Exchange Act of 1934 and instead pursuant to Article 27 of the Company’s By-laws must prepare a written notice regarding such proposal addressed to Secretary, Marine Products Corporation, 2170 Piedmont Road, NE, Atlanta, Georgia 30324 and delivered to or mailed and received no later than January 22, 2015 and no earlier than December 13, 2014.  Stockholders should consult the By-laws for other specific requirements related to such notice and proposed business.

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

	3.2	Amended and Restated By-laws of Marine Products Corporation.

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: November 3, 2014	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 3, 2014	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

