Form 10-K
period 2014-12-31
MARINE PRODUCTS CORP
filed 2015-02-27
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
Commission File No. 1-16263
MARINE PRODUCTS CORPORATION
Delaware (State of Incorporation)	58-2572419 (I.R.S. Employer Identification No.)
2801 BUFORD HIGHWAY NE, SUITE 520
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
 Yes ☐ No ☒
The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2014, the last business day of the registrant’s most recent second fiscal quarter, was $87,986,049 based on the closing price on the New York Stock Exchange on June 30, 2014 of $8.30 per share.
Marine Products Corporation had 38,328,101 shares of common stock outstanding as of February 13, 2015.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I
References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Acquisition Company LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.
Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s belief that there are several alternative suppliers of fiberglass that could provide adequate quality and quantities of this raw material at acceptable prices; the Company’s plans to continue purchasing sterndrive engines through the ABA; the Company’s belief that the level of dealer inventories of its new boat models are appropriate; management’s belief that the Company is well positioned to take advantage of current industry conditions; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s plan to capture additional market share as purchasers of entry level models purchase larger models in the future; the Company’s belief that its corporate infrastructure, marketing and sales capabilities, financial strength and nationwide presence enables it to compete effectively against its competitors; the Company’s belief that it will not incur any material capital expenditures to comply with existing environmental or safety regulations; the Company’s belief that it will incur lower material costs in 2015 which will reduce the costs of the Company’s products, although the Company cannot be confident that it can maintain the prices that its dealers pay for its products and thereby improve profit margins; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its results of operations; the Company’s plan to continue to pay cash dividends subject to the earnings and financial condition of the Company and other relevant factors; the Company’s belief that recreational boating retail demand in many segments of the industry is improving; the Company’s belief that continued improvement in retail boat sales will be modest due to the lack of strong economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; the Company’s plans to continue to emphasize the value-priced Chaparral and Robalo models as well as larger models in the Chaparral line-up including the SSX’s and new Robalo bay boat models; the Company’s belief that the Vortex jet boat and SunCoast outboard boat will expand our customer base and leverage our strong dealer network and reputation for quality and styling; the Company’s plans to continue to develop additional new products for the 2015 model year; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2015; the Company’s expectation about contributions to its pension plan in 2015; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; and the Company’s expectation regarding market risk of its investment portfolio.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, lack of credit availablility and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products and competition from other boat manufacturers and dealers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  See “Risk Factors” on page 12 for a discussion of factors that may cause actual results to differ from our projections.

Item 1. Business
Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products’ product offerings include Chaparral sterndrive, outboard and jet pleasure boats and Robalo outboard sport fishing boats.

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
Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, sport yacht, jet boat and sport fishing markets. The Company sells its products to a network of 139 domestic and 86 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.
The Company manufactures Chaparral sterndrive pleasure boats including H2O Sport and Fish & Ski boats, SSi and SSX Sportboats, Sunesta Sportdecks, Signature Cruisers, SunCoast Sportdeck outboards, Vortex Jet Boats and Robalo outboard sport fishing boats. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2014] indicate that Chaparral is the largest manufacturer of sterndrive boats in lengths from 18 to 33 feet in the United States.
Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained workforce. With 50 years of boatbuilding experience, Chaparral continues to improve the design and manufacturing of its product offerings to meet the growing needs of discriminating recreational boaters.
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
The following table provides a brief description of our product lines and their particular market focus:
Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral – Vortex Jet Boat	6	20′-24′	$35,000 - $64,000
Fiberglass pleasure boats marketed as jet-powered boats with traditional bowrider styling. Features include enhanced maneuverability at low speeds and high seating capacity.  National fixed retail price including a trailer.  Also marketed as a high-performance wakeboard boat with optional surf package.  Marketed to younger families and wakeboard enthusiasts.

Chaparral – H2O Sport Series	6	18′-21′	$23,000 - $38,000
Fiberglass multi-purpose runabouts. Sport and Ski & Fish series offers an affordable, entry-level product with a national fixed retail price including a standard engine and trailer. Marketed to both experienced and value-conscious buyers.

Chaparral – SunCoast Outboard Deckboat	1	25′	$81,000 - $87,000
Fiberglass multi-purpose bowrider with outboard power and an open bow providing high seating capacity.  Large deckboat-style boat, suitable for large inland bodies of water or coastal saltwater operations.  Marketed to saltwater boaters carrying large numbers of passengers.

Chaparral - SSi Wide Tech™	4	21′-24′	$55,000 - $79,000
Fiberglass runabouts. Products encompass affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups. Wide Tech™ is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout and the style of a sportboat.

Chaparral - SSX Sportdeck	7	25′-32′	$87,000 - $280,000	Fiberglass bowrider sportboats that combine features of sportboats and deckboats. Marketed as high value runabouts for family groups.

Chaparral – Sunesta	4	22′-28′	$66,000 - $130,000	Fiberglass multi-purpose deckboat-style bowriders with high-performance hull designs and flexible seating configurations. Options include updated graphics, swimming and galley features.

Chaparral - Signature Cruiser	4	27′-33′	$107,000 - $300,000	Fiberglass, accommodation-focused cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo – Center Consoles	6	18′-30′	$30,000 - $206,000	Outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen. Smaller models marketed with a fixed retail price and trailer.

Robalo – Cayman Bay Boats	3	20′-24′	$31,000 - $59,000	Outboard-powered sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen. All models marketed with a fixed retail price and trailer.

Robalo – Dual Consoles	3	20′-24′	$37,000 - $124,000	Multi-purpose outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen and families who use boats in salt water.

Robalo – Walkarounds	3	24′-30′	$105,000 - $240,000
Multi-purpose outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Models feature cabins for overnight use.  Marketed to experienced fishermen and families who use boats in salt water.

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

The manufacturers of the engines included on our boats provide various engine warranties as well.
Suppliers
Marine Products’ two most significant components used in manufacturing its boats, based on cost, are engines and fiberglass. For each of these, there is currently an adequate supply available in the market. Marine Products has not experienced any material shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mixes, introducing new product lines or limiting production in response to an industry-wide reduction in boat demand. Marine Products obtains most of its fiberglass from a leading supplier. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quality or quantities at acceptable prices.
Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually on the basis of anticipated customer preferences or actual customer orders. Sterndrive engines are purchased through the American Boatbuilders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has an outboard engine supply contract with Yamaha and a jet engine supply contract with BRP US Inc. These engine supply arrangements were not negotiated through the ABA. In the event of a sudden and extended interruption in the supply of engines from any of these suppliers, our sales and profitability could be negatively impacted. See “Risk Factors” below.

Marine Products uses other raw materials in its manufacturing processes. Among these are stainless steel, copper and resins made from hydrocarbon feedstocks. In response to global economic uncertainties, the prices of these commodities have fluctuated significantly over the past several years.  During 2014 and the first quarter of 2015 the prices of several of these materials have fallen to their lowest prices in several years. See “Inflation” below.
Sales and Distribution

Domestic sales are made through approximately 71 Chaparral dealers, 21 Robalo dealers and 47 dealers that sell both brands located in markets throughout the United States. Marine Products also has 86 international dealers.  During 2014 the financial strength of our dealer network continued to improve primarily due to improved availability of floorplan financing. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ seven independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounted for more than 10 percent of net sales during 2014, 2013 or 2012.

Marine Products continues to seek new dealers in many areas throughout the U.S., Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires full payment prior to shipping a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation.  The volume of sales to international dealers as a percentage of total net sales declined in 2014 compared to 2013 primarily due to weaknesses in the Canadian and Russian markets. The Company’s international sales are affected by trends in consumer discretionary spending and the value of the U.S. dollar on global currency markets, among other things.  International net sales as a percentage of total net sales were 15.3 percent in 2014, 17.2 percent in 2013, and 20.3 percent in 2012.

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

Approximately 59 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or pay cash. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits set by the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase amount is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $8.2 million as of December 31, 2014.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.5 million, with various expiration and cancellation terms of less than one year. The aggregate repurchase obligation with all financing institutions was approximately $12.7 million as of December 31, 2014.  In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturers’ repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2015 model year (which commenced July 1, 2014), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through April 30, 2015. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We believe that dealer inventories of our boat models as of December 31, 2014 are appropriate relative to the current level of retail customer demand; 55 percent of dealer inventories are 2015 model year units.  The sales order backlog as of December 31, 2014 was approximately 1,343 boats with estimated net sales of approximately $52.9 million. This represents an approximate 16.8 week backlog based on recent production levels. As of December 31, 2013, the sales order backlog was approximately 1,003 boats with estimated net sales of $39.1 million, representing an approximate 13.6 week backlog.  The Company will continue to monitor the number of boats in dealer inventory and is prepared to adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

A bow design known as the Wide TechTM was first used on the Chaparral Sunesta Wide TechTM and Xtreme models for the 2008 model year, and is currently being used on Chaparral’s SSi Wide TechTM Sportboats, Sunesta Sportdeck, and two Signature Cruisers. The Wide TechTM bow design allows the models to have the Extended V-Plane hull, with the features and benefits that this hull design offers. In addition, the Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, it allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. This bow design may be incorporated on other Chaparral boat models in subsequent model years.

In support of its new product development efforts, Marine Products incurred research and development costs of $743 thousand in 2014, $1.1 million in 2013, and $768 thousand in 2012.

Industry Overview

The recreational marine market in the United States is a mature market, with 2013 (latest data available to us) retail expenditures of approximately $37 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ limited free time with all other leisure activities.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 89 million adults in the United States participated in recreational boating in 2013, although non-active boat owners cite lack of leisure time and increased operational costs as the primary reasons for not using their boats.  The percentage of American consumers that participated in recreational boating during 2013 was the highest of any year in the NMMA’s survey period.  There are currently approximately 12 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.).  Marine Products competes in the sterndrive boating category with its five lines of Chaparral boats, and in the outboard boating category with its Robalo sport fishing boats, and Chaparral SunCoast outboard deckboats and in the jet boat market with its Chaparral Vortex jet boats. Approximately 64 percent of the Company’s unit sales in 2014 were sterndrive boats compared to 77 percent in 2013.

Industry sales of new sterndrive boats in the United States during 2014 totaling 12,508 (source: Info-Link Technologies, Inc.) accounted for approximately 22 percent of the total new fiberglass powerboats sold between 18 and 33 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $807 million, or an average retail price per boat of approximately $65,000. Management believes that the five largest states for boat sales at the present time are Florida, Minnesota, Michigan, California and Wisconsin.  Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 18 to 33 feet, the primary market segment in which Marine Products competes, represented $2.9 billion in retail sales during 2014. The table below reflects the estimated sales within this segment by category for 2014 and 2013 (source: Info-Link Technologies, Inc.):

	2014		2013
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	12,508	$0.8	13,392	$0.8
Outboard Boats	34,456	1.3	30,123	1.1
Inboard Boats	7,472	0.6	6,478	0.5
Jet Boats	3,469	0.1	2,896	0.1
TOTAL	57,905	$2.9	53,889	$2.4

               Chaparral’s products are categorized as sterndrive and jet boats and Robalo’s products are categorized as outboard boats.  Although industry-wide sterndrive boat unit sales have been declining, the rate of decline in recent years has slowed.  The Company introduced its first three jet boat models in 2014 and has been pleased with their reception by dealers and customers.  Based on available market share data, Chaparral’s share of the jet boat market during the 12 months ended December 31, 2014 was approximately seven percent.

                The recreational boat manufacturing market remains highly fragmented with the exception of Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes fewer than 100 sterndrive manufacturers and more than 150 outboard boat manufacturers, with the majority representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2014 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a combined market share of approximately 55 percent; approximately the same as one year ago.  Chaparral’s market share in units during this nine month period was approximately 14.3 percent, which represents an increase of approximately 0.5 percentage points compared to 13.8 percent during the nine months ended September 30, 2013.  The Company believes that this improvement in market share is due primarily to the success of our larger Chaparral sterndrive models, which are 24 to 30 feet in length.

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

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of new boats of all types increased at a compounded annual rate of approximately five percent between 2010 and 2014. During this period, Marine Products experienced a compounded annual growth rate of approximately 13 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines.  During 2014 the Company’s strategy has been to support our dealers’ need to maintain a higher level of inventories than in previous years, given relatively stable retail demand and an improved dealer financing environment.  At the end of 2014, the Company’s dealer inventories were approximately 3.7 percent higher than they were at the end of 2013, and our unit order backlog remained strong. We believe that higher inventories and the current unit order backlog are appropriate relative to expected retail demand during the 2015 retail selling season.   Chaparral has grown its sterndrive market share in the 18 to 33 feet length category from 5.9 percent in fiscal 1996 to 14.3 percent during the nine months ended September 30, 2014 (the most recent information available to us from Statistical Surveys, Inc.).

During 2014, we introduced three new Jet Boat models and three new Robalo bay boat models.  Marine Products developed these models in order to increase unit sales in segments in which the Company has an opportunity to increase market share and improve profitability.  Furthermore, we believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. These models were partially responsible for increases in our net sales, gross profit, operating profit, and net income.  The new Robalo bay boat models have contributed to an increase in Robalo’s share of the coastal offshore fishing boat market during 2014.

These new models align with Marine Products’ overall operating strategy, which emphasizes innovative designs and manufacturing processes, and the production of a high quality product, while also seeking to lower manufacturing costs through increased efficiencies in our facilities.  In the current environment, this strategy also includes the production of lower-priced, entry level models which appeal to a value-conscious consumer who wants an updated, high quality product.  In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third-party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 14 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to achieve improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 225 dealers located throughout the United States and several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network.   Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales in 2014. According to Statistical Surveys, Inc., the companies set forth below represent approximately 87 percent of all United States retail sterndrive boat registrations with hull lengths of 18 to 33 feet for the nine months ended September 30, 2014.

1.	Chaparral
2.	Sea Ray *
3.	Cobalt
4.	Tahoe
5.	Bayliner *
6.	Regal
7.	Four Winns
8.	Monterey
9.	Stingray
10.	Crownline

The outboard engine powered market encompasses a wide variety of boats, accounting for approximately 59.5 percent of traditional powerboat unit sales during 2014.  Robalo’s share of the outboard sport fishing boat market in the 18 to 30 foot range during the nine months ended September 30, 2014 was approximately 3.5 percent. Primary competitors for Robalo during 2014 included Ranger, Carolina Skiff, Sea Hunt Boats, Key West, Nautic Star, Tidewater, Boston Whaler*, Sea Fox and Sportsman.

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

The EPA has adopted regulations stipulating that many marine propulsion engines meet an air emission standard that requires fitting a catalytic converter to the engine. These regulations also require, among other things, that the engine manufacturer provide a warranty that the engine meets EPA emission standards. The engines used in Marine Products’ Chaparral and Robalo product lines are subject to these regulations. These regulations are similar to regulations adopted by the California Air Resources Board in 2007, but apply to all U.S. states and territories. This regulation has increased the cost to manufacture the majority of the Company’s boat products. The additional cost of complying with these EPA regulations may reduce Marine Products’ profitability, because the Company may have to absorb the increased cost. It may also reduce Marine Products’ net sales, because the increased cost of owning a boat may force consumers to buy a smaller or less expensive boat or forego a boat purchase, and because increased product cost will reduce the amount of inventory that Marine Products’ dealers can carry, thus reducing retail consumers’ choices.

Employees

As of December 31, 2014, Marine Products had approximately 605 employees (a decrease from approximately 651 at December 31, 2013), of whom 6 were management, 42 were administrative and 7 were sales.  The Company currently maintains a significantly smaller work force compared to years prior to 2008 in an effort to align costs with sales and consumer demand for our products.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2014, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

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

Inflation

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been volatile in the years following the financial crisis of 2008.  During 2014 and the first quarter of 2015, the prices of several of these raw materials have fallen to their lowest prices in several years.  As a result, we believe that the Company will incur lower materials purchase prices in 2015.  These lower prices of materials will reduce the costs of the Company’s products, but we cannot be certain that these lower prices will enhance our profit margins, due to the competitive nature of the selling environment for the Company’s products.  Furthermore, the prices of these raw materials remain volatile, and may increase in the future.

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

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2015 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future

In 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales had on the Company’s operating results and cash flows. As a result, the Company experienced lower rates of absorption of its fixed costs.  The Company’s sales improved in 2013 and 2014, thus increasing the rate of absorption of its fixed costs and improving operating and net income.  Although the Company’s unit sales have improved, Marine Products still operates at levels which are significantly lower than full manufacturing capacity.  These lower operating levels may continue to have an adverse affect in 2015 and in future periods beyond 2015.  In addition, the Company’s ability to reduce its fixed costs to respond to potential future reduced net sales is limited.

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

Because Marine Products Relies on Third-party Suppliers, Marine Products may be Unable to Obtain Adequate Raw Materials, Engines and Components Which Could Adversely Affect Sales and Profit Margins

Marine Products is dependent on third-party suppliers to provide raw materials, engines and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the engines and materials necessary to meet present production demands, there can be no assurance that these relationships will continue, that these suppliers will remain in operation or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in construction materials or the inability of Marine Products’ management to purchase engines and materials required to complete its growth and acquisition strategies could reduce the number of boats Marine Products may be able to produce for sale or cause a reduction in Marine Products’ profit margins.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Marine Products’ corporate offices are located in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $2,100 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30 day notice.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	83	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	70	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	72	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	78	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	54	2/28/01
Vice President, Chief Financial Officer and Treasurer

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, Inc. in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down from the position of Chief Executive Officer effective in 2003. He has served as Chairman of the Board of Marine Products since 2001 and Chairman of the Board of Rollins, Inc. since 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been President of RPC since 1987 and its Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)	James A. Lane, Jr. has held the position of President of Chaparral Boats (formerly a subsidiary of RPC) since 1976. Mr. Lane has been Executive Vice President and Director of Marine Products since it was spun off in 2001. He is also a director of RPC and has served in that capacity since 1987.

(4)	Linda H. Graham has been Vice President and Secretary of Marine Products since it was spun off in 2001, and Vice President and Secretary of RPC since 1987. Ms. Graham serves on the Board of Directors of both of these companies.

(5)	Ben M. Palmer has been Vice President, Chief Financial Officer and Treasurer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 13, 2015, there were 38,328,101 shares of common stock outstanding.

At the close of business on February 13, 2015, there were approximately 2,848 beneficial holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2014 and 2013 were as follows:

	2014			2013

Quarter	High	Low	Dividends	High	Low	Dividends
First	$10.29	$7.17	$0.03	$7.43	$5.72	$0.03
Second	8.30	6.67	0.03	8.15	6.63	0.03
Third	9.12	7.55	0.03	9.47	7.96	0.03
Fourth	$8.50	$5.87	$0.07	$10.30	$7.92	$0.06

In December 2014, in addition to the quarterly dividend of $0.03 per share, the board of directors approved a special year-end dividend of $0.04 per share.  The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

In accordance with actions by the Company’s Board of Directors, an aggregate of 8,250,000 shares have been authorized for repurchase in connection with a stock buyback program initially announced in 2001, and subsequent increases announced in 2005 and 2008. These programs do not have predetermined expiration dates.  There were 24,664 shares repurchased as part of this program during the fourth quarter of 2014.  As of December 31, 2014, a total of 3,091,551 shares remain available for repurchase under this program.

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2014 to October 31, 2014	—		—	—	3,116,215
November 1, 2014 to November 30, 2014	—		—	—	3,116,215
December 1, 2014 to December 31, 2014	24,664	(1)	$6.50	24,664	3,091,551
Totals	24,664		$6.50	24,664	3,091,551

[1]  The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares.  On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase.  As of December 31, 2014, a total of 5,158,449 shares have been repurchased in the open market under this program and there are 3,091,551 shares that remain available for repurchase.  The program does not have a predetermined expiration date.

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

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2014 the components of the Russell 2000 had a weighted average market capitalization of $1.9 billion, and a median market capitalization of $729 million.

The graph below assumes the value of $100.00 invested on December 31, 2009.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$171,050	$168,293	$148,950	$106,437	$101,011
Cost of goods sold	138,379	138,480	121,746	86,931	83,298
Gross profit	32,671	29,813	27,204	19,506	17,713
Selling, general and administrative expenses	20,665	20,307	18,443	14,130	13,993
Operating income	12,006	9,506	8,761	5,376	3,720
Interest income	521	524	960	997	1,172
Other income (1)	-	-	-	2,025	-
Income before income taxes	12,527	10,030	9,721	8,398	4,892
Income tax provision	3,613	2,502	2,742	1,667	1,039
Net income	$8,914	$7,528	$6,979	$6,731	$3,853
Earnings per share:
Basic	$0.24	$0.20	$0.19	$0.19	$0.11
Diluted	$0.24	$0.20	$0.19	$0.18	$0.11
Dividends paid per share	$0.16	$0.15	$0.63	$0.00	$0.00
Other Financial and Operating Data:
Gross profit margin percent	19.1%	17.7%	18.3%	18.3%	17.5%
Operating margin percent	7.0%	5.6%	5.9%	5.1%	3.7%
Net cash provided by operating activities	$9,446	$9,880	$8,182	$3,296	$10,879
Net cash (used for) provided by investing activities	(2,947)	(269)	16,811	(11,559)	3,718
Net cash used for financing activities	(7,541)	(6,145)	(24,301)	(316)	(199)
Capital expenditures	$451	$521	$354	$357	$191
Employees at end of year	605	651	587	450	358
Factory and administrative space at end of year (square ft.)	1,205	1,205	1,205	1,205	1,205
Balance Sheet Data at end of year:
Cash and cash equivalents	$4,072	$5,114	$1,648	$956	$9,535
Marketable securities — current	3,653	5,639	1,150	12,402	12,826
Marketable securities — non-current	33,831	30,949	35,773	41,699	30,007
Inventories	28,819	28,859	28,159	24,907	21,882
Working capital	30,014	30,698	22,789	32,301	37,773
Property, plant and equipment, net	9,890	11,265	11,470	11,884	12,416
Total assets	103,823	102,553	97,315	110,837	102,809
Total stockholders’ equity	$83,494	$81,483	$77,747	$93,418	$86,305

(1)	Other income for 2011 is comprised of a tax-free gain from an employee benefit plan financing arrangement.
19

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

We manage our Company by focusing on the execution of the following business and financial strategies:

●	Manufacturing high-quality, stylish, and innovative powerboats for our dealers and retail consumers,
●	Providing our independent dealer network appropriate incentives, training, and other support to enhance their success and their customers’ satisfaction, thereby facilitating their continued relationship with us,
●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a downturn in sales of our products,
●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,
●	Focusing on the competitive nature of the boating business and designing our products and strategies in order to grow and maintain profitable market share,
●	Monitoring the recreational boat market for strong complementary product lines which we may enter through new product development or acquisition,
●	Extending our brand name recognition to enhance the success of new boat models that complement our existing offerings,
●	Improving our sales and profits by increasing the utilization of our manufacturing capacity,
●	Monitoring the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories,
●	Maximizing stockholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of the Company’s common stock on the open market, and
●	Aligning the interests of our management and stockholders.

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

During 2014, several segments of the recreational boating industry improved due to stable consumer confidence and improving residential real estate markets, as well as a strong financing environment for dealers and consumers.  Overall retail sales of outboard recreational boats improved during 2014, although sterndrive unit sales declined.  Our net sales improved in 2014 compared to 2013 due to higher unit sales of our Robalo sport fishing boats and a model mix among our Chaparral boats that yielded an increase in average selling prices. We achieved higher net sales, as well as increased gross and operating profit in 2014 compared to 2013. Also during 2014, Chaparral produced and sold its first Vortex jet boats and re-entered the outboard market, selling its first SunCoast outboard model in the fourth quarter of 2014.  Management will continue to monitor retail demand among the various segments in the recreational boat market, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We continuously monitor our market share in the 18 to 33 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2014 (latest data available to us), Chaparral’s market share in the 18 to 33 foot sterndrive category was 14.3 percent compared to 13.9 percent during the same period in 2013, the highest market share in this category.  Our market share increased across this broad size range, but was lower among the smallest boats in our market due to the decreased sales of our smaller entry level Chaparral models.   Chaparral’s market share in the 18 to 20 foot category decreased to 9.4 percent during 2014, compared to 10.7 percent in 2013.  Chaparral’s market share in the 21 to 33 foot category increased from 16.2 percent during the nine months ended September 30, 2013 to 17.6 percent during the same period in 2014 due to the relative strength of our larger Chaparral models along with an increase in sales of the 21 foot entry level models.  Based on available market share data, Chaparral’s share of the jet boat market during the 12 months ended December 31, 2014 was approximately seven percent.  We will continue to monitor our market share and believe it to be important, but we also believe that maximizing profitability takes precedence over growing our market share.

Outlook

We believe that recreational boating retail demand in many segments of the industry is improving.  Attendance and sales during the 2015 winter boat shows have been moderately higher than the 2014 winter boat show season, residential real estate markets and consumer confidence have stabilized, and fuel prices have declined significantly.  We also believe that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty.

Although industry wide retail boat sales remain lower than they were prior to the financial crisis, retail boat sales increased during 2013 and 2014.  We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales, and during the fourth quarter fuel prices significantly decreased compared to both the prior quarter and the prior year.  In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises the majority of the Company’s sales.  The higher cost of boat ownership also discourages consumers from purchasing recreational boats.  For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys.  In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2015 model year which began on July 1, 2014.  We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX’s, and new Robalo bay boat models.  In addition, we continue to be pleased with the reception of our new Vortex Jet Boats and SunCoast outboard boats.  We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling.  We will continue to develop and produce additional new products for the 2015 and subsequent model years.

Our financial results for 2015 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of labor and certain of our raw materials and key components.

Results of Operations

	Years ended December 31,
($’s in thousands)	2014	2013	2012
Total number of boats sold to dealers	3,490	3,569	3,404
Average gross selling price per boat	$44.9	$43.7	$41.1
Net sales	$171,050	$168,293	$148,950
Percentage of gross profit to net sales	19.1%	17.7%	18.3%
Percentage of selling, general and administrative expense to net sales	12.1%	12.1%	12.4%
Operating income	$12,006	$9,506	$8,761
Warranty expense	$1,977	$2,446	$2,245

Year Ended December 31, 2014 Compared To Year Ended December 31, 2013

Net Sales. Marine Products’ net sales increased by $2.8 million or 1.6 percent in 2014 compared to 2013. The increase was primarily due to a 2.7 percent increase in the average gross selling price per boat, partially offset by a 2.2 percent decrease in the number of boats sold.  Unit sales decreased due to lower sales of our Chaparral sterndrive models, partially offset by increased unit sales of our Robalo outboard sport fishing boats and sales of our Vortex jet boats.  Average selling prices increased due to higher sales of our larger models in both the Chaparral and Robalo boat lines. During 2014, sales outside of the United States accounted for 15.3 percent of net sales, a decrease compared to 17.2 percent of net sales in the prior year.  Domestic sales increased 4.0 percent and international sales decreased 9.5 percent during the period compared to the prior year.

Cost of Goods Sold. Cost of goods sold decreased 0.1 percent in 2014 compared to 2013.  As a percentage of net sales, cost of goods sold decreased to 80.9 percent in 2014, compared to 82.3 percent in 2013, primarily due to a favorable model mix, coupled with improved manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.8 percent in 2014 compared to 2013 primarily as a result of costs that vary with sales, such as sales commissions, coupled with an increase in advertising expense.  Selling, general and administrative expenses as a percentage of sales were 12.1 percent in 2014 and 2013.  As a percentage of net sales, warranty expense decreased to 1.2 percent in 2014, compared to 1.5 percent in 2013.  This decrease was primarily due to a model mix in recent years which included an increase in smaller boats with fewer accessories resulting in fewer warranty claims, coupled with lower boat usage in 2014 primarily due to bad weather.

Interest Income. Interest income was $521 thousand in 2014 compared to $524 thousand in 2013. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations.  The decrease was primarily due to lower yields, partially offset by a 14.8 percent increase in the average balance of our marketable securities portfolio.

Income Tax Provision. The income tax provision was $3.6 million in 2014 compared to $2.5 million in 2013. The effective tax rate in 2014 was 28.8 percent compared to 24.9 percent in 2013. The lower 2013 effective tax rate is a result of both a one-time beneficial adjustment of the 2012 R&D credit totaling approximately $244,000 which was retroactively enacted into law in 2013, coupled with the benefit of the 2013 R&D credit.   The 2014 effective rate is higher primarily due to increased income, coupled with a higher federal tax bracket based on estimated taxable income, partially offset by the 2014 R&D credit.

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

Income Tax Provision. The income tax provision was $2.5 million in 2013 compared to $2.7 million in 2012. The effective tax rate in 2013 was 24.9 percent compared to 28.2 percent in 2012. The lower 2013 effective tax rate is a result of a one-time beneficial adjustment of the 2012 R&D credit totaling approximately $244,000 which was retroactively enacted into law in 2013, partially offset by increased pre-tax income.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $4.1 million at December 31, 2014, $5.1 million at December 31, 2013 and $1.6 million at December 31, 2012. In addition, the aggregate of short-term and long-term marketable securities was $37.5 million at December 31, 2014, $36.6 million at December 31, 2013 and $36.9 million at December 31, 2012.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2014	2013	2012
Net cash provided by operating activities	$9,446	$9,880	$8,182
Net cash (used for) provided by investing activities	(2,947)	(269)	16,811
Net cash used for financing activities	(7,541)	(6,145)	(24,301)

2014

Cash provided by operating activities decreased by $0.4 million in 2014 compared to 2013. This decrease was primarily due to an unfavorable change in working capital, partially offset by an increase in net income.

The major components of the net unfavorable change in working capital were as follows: an unfavorable change in accounts payable of $3.3 million due to the timing of payments; a favorable change of $0.7 million in inventories due to a decrease in inventory in the current year; $1.0 million favorable change in other non-current assets largely attributable to a decrease in the defined benefit funded status of the trusteed defined benefit plan.

Cash used for investing activities was $2.9 million in 2014 compared to $269 thousand used for investing activities in 2013.  The increase in cash used for investing activities is primarily due to the investment in a joint venture which was funded with a contribution of approximately $2.6 million coupled with increased purchases of marketable securities as a result of improved cash flows.

Cash used for financing activities increased $1.4 million in 2014 primarily due to an increase in open market share repurchases, coupled with an increase in the special dividend paid in the fourth quarter of 2014.  The company paid a $0.04 per share special dividend in the fourth quarter of 2014 compared to $0.03 per share paid in the fourth quarter of 2013.

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

Cash Requirements

Management expects that capital expenditures during 2015 will be approximately $1.6 million.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). During 2014, the Company made cash contributions of $135 thousand to this plan in order to achieve the Company’s funding objective. We expect that additional contributions by the Company to the Retirement Income Plan of approximately $150 thousand will be made in 2015.

On January 27, 2015, the Board of Directors approved a quarterly dividend of $0.04 per common share payable March 10, 2015 to stockholders of record at the close of business on February 10, 2015.

The Company has agreements with two employees, which provide for a monthly payment to the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. There were 124,664 shares repurchased in the open market during 2014. As of December 31, 2014, the Company has repurchased a total of 5,158,449 shares in the open market under this program and there are 3,091,551 shares that remain available for repurchase.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased.  There were no material repurchases of dealer inventory during 2013.  The Company incurred obligations for inventory repurchases totaling approximately $1.1 million during 2014 resulting from dealer defaults on floor plan financing.  The Company recorded costs in connection with these repurchases of approximately $75 thousand during 2014 as a reduction of net sales.  As of December 31, 2014 there were no amounts payable to lenders related to repurchased inventory. There are no repurchased boats remaining in inventory as of December 31, 2014 as all of these boats have been redistributed among existing and replacement dealers.  If dealers experience financial difficulty as a result of the current market conditions, the Company may incur repurchase obligations under current programs or programs initiated in the future. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2014:

Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	—	—	—	—	—
Operating leases (1)	596,356	156,864	305,292	134,200	—
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$596,356	$156,864	$305,292	$134,200	$—

(1)	Operating leases represent agreements for warehouse space and various office equipment.
(2)	As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.
(3)	The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in inventory. As of December 31, 2014, there are no payables outstanding to floor plan lenders.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. During 2014, MPC became contractually obligated to repurchase inventory of approximately $1.1 million as a result of dealer defaults, none of which remains outstanding as of December 31, 2014.  All of these repossessed boats have been redistributed among existing and replacement dealers.  The Company recorded costs in connection with these repurchases of approximately $75 thousand during 2014 as a reduction of net sales.  There were no material repurchases of dealer inventory during 2013.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2014, the Company believes the fair value of its remaining guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase obligation is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.2 million as of December 31, 2014.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.5 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $12.7 million as of December 31, 2014.  Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $663,000 in 2014, $670,000 in 2013, and $544,000 in 2012. The Company’s liability to RPC for these services was approximately $47,000 as of December 31, 2014, and approximately $145,000 as of December 31, 2013. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

During the year ended December 31, 2014, the Company purchased 100,000 shares for total consideration of $775,000, from one of its directors who is also an executive officer.  The purchase was completed under the stock buyback program approved by the Board of Directors that is currently in effect.

During the year ended December 31, 2014, RPC and Marine Products entered into a joint venture creating a limited liability company called 255 RC, LLC, that is owned 50 percent each for the purchase and ownership of a corporate aircraft.  255 RC, LLC was funded with a contribution of approximately $2,554,000 each from RPC and Marine Products.  The purchase of the aircraft was completed in January 2015 and each of RPC and Marine Products have entered into an operating lease agreement with 255 RC, LLC for a period of five years.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 8.3 percent in 2014, 9.5 percent in 2013, and 10.4 percent in 2012. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2014 would have increased or decreased net sales, gross margin and operating income by approximately $0.4 million.

Warranty costs -The Company records as part of selling, general and administrative expenses an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.2 percent in 2014, 1.5 percent in 2013, and 1.5 percent in 2012. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2014 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.2 million.

Income taxes - The effective income tax rate was 28.8 percent in 2014, 24.9 percent in 2013, and 28.2 percent in 2012. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

The Company calculates the current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed tax returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions. Deferred tax liabilities and assets are determined based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the year the differences are expected to reverse.

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

Impact of Recent Accounting Pronouncements

During the year ended December 31, 2014, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

●
Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU requires an unrecognized tax benefit, or a portion of thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward.  The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing.   In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The Company adopted these provisions in the first quarter of 2014 with no material impact.

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, then the extraordinary item needs to be segregated from the results of ordinary operations and disclosed separately in the income statement, net of tax, after income from continuing operations Disclosure of all applicable income taxes and presentation or disclosure of earnings-per-share data applicable to the extraordinary item is required. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company plans to adopt the provisions for the year ending December 31, 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

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

27

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2014 based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2014.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2014, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
February 27, 2015

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Marine Products Corporation

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 27, 2015

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Products Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 27, 2015

Item 8. Financial Statements and Supplementary Data CONSOLIDATED BALANCE SHEETS MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands except share information)
December 31,	2014	2013
ASSETS
Cash and cash equivalents	$4,072	$5,114
Marketable securities	3,653	5,639
Accounts receivable, net	2,369	2,021
Inventories	28,819	28,859
Income taxes receivable	123	692
Deferred income taxes	2,480	1,096
Prepaid expenses and other current assets	1,706	1,839
Current assets	43,222	45,260
Property, plant and equipment, net	9,890	11,265
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	33,831	30,949
Deferred income taxes	3,214	3,177
Other assets	9,893	8,129
Total assets	$103,823	$102,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$3,577	$5,569
Accrued expenses and other liabilities	9,631	8,993
Current liabilities	13,208	14,562
Pension liabilities	7,039	6,420
Other long-term liabilities	82	88
Total liabilities	20,329	21,070
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 38,130,862 shares in 2014, 38,095,322 shares in 2013	3,813	3,810
Capital in excess of par value	3,895	3,583
Retained earnings	77,755	74,943
Accumulated other comprehensive loss	(1,969)	(853)
Total stockholders’ equity	83,494	81,483
Total liabilities and stockholders’ equity	$103,823	$102,553
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
Years ended December 31,	2014	2013	2012
Net sales	$171,050	$168,293	$148,950
Cost of goods sold	138,379	138,480	121,746
Gross profit	32,671	29,813	27,204
Selling, general and administrative expenses	20,665	20,307	18,443
Operating income	12,006	9,506	8,761
Interest income	521	524	960
Income before income taxes	12,527	10,030	9,721
Income tax provision	3,613	2,502	2,742
Net income	$8,914	$7,528	$6,979
EARNINGS PER SHARE
Basic	$0.24	$0.20	$0.19
Diluted	0.24	0.20	0.19
Dividends paid per share	$0.16	$0.15	$0.63

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2014	2013	2012
Net income	$8,914	$7,528	$6,979
Other comprehensive income, net of taxes:
Pension adjustment	(1,034)	781	(105)
Unrealized loss on securities, net of reclassification adjustments	(82)	(62)	(9)
Comprehensive income	$7,798	$8,247	$6,865
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
					Accumulated
			Capital in		Other
Three Years Ended	Common Stock		Excess of	Retained	Comprehensive
December 31, 2014	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2011	37,375	$3,738	$1,185	$89,953	$(1,458)	$93,418
Stock issued for stock incentive plans, net	767	76	2,604	—	—	2,680
Stock purchased and retired	(321)	(32)	(1,751)	—	—	(1,783)
Net income	—	—	—	6,979	—	6,979
Pension adjustment, net of taxes	—	—	—	—	(105)	(105)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(9)	(9)
Excess tax benefits for share-based payments	—	—	379	—	—	379
Dividends declared	—	—	—	(23,812)		(23,812)
Balance, December 31, 2012	37,821	3,782	2,417	73,120	(1,572)	77,747
Stock issued for stock incentive plans, net	364	37	1,597	—	—	1,634
Stock purchased and retired	(90)	(9)	(567)	—	—	(576)
Net income	—	—	—	7,528	—	7,528
Pension adjustment, net of taxes	—	—	—	—	781	781
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(62)	(62)
Excess tax benefits for share-based payments	—	—	136	—	—	136
Dividends declared	—	—	—	(5,705)	—	(5,705)
Balance, December 31, 2013	38,095	$3,810	$3,583	$74,943	$(853)	$81,483
Stock issued for stock incentive plans, net	260	25	1,729	—	—	1,754
Stock purchased and retired	(224)	(22)	(1,759)	—	—	(1,781)
Net income	—	—	—	8,914	—	8,914
Pension adjustment, net of taxes	—	—	—	—	(1,034)	(1,034)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(82)	(82)
Excess tax benefits for share-based payments	—	—	342	—	—	342
Dividends declared	—	—	—	(6,102)	—	(6,102)
Balance, December 31, 2014	38,131	$3,813	$3,895	$77,755	$(1,969)	$83,494
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)
Years ended December 31,	2014	2013	2012
OPERATING ACTIVITIES
Net income	$8,914	$7,528	$6,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	712	726	768
Loss (gain) on sale of equipment and property	31	(15)	—
Stock-based compensation expense	1,754	1,702	1,495
Excess tax benefits for share-based payments	(342)	(136)	(379)
Deferred income tax (benefit) provision	(805)	78	(498)
(Increase) decrease in assets:
Accounts receivable	(348)	(227)	415
Inventories	40	(700)	(3,252)
Prepaid expenses and other current assets	133	(232)	(147)
Income taxes receivable	569	(298)	(394)
Other non-current assets	790	(184)	456
Increase (decrease) in liabilities:
Accounts payable	(1,992)	1,323	1,254
Income taxes payable	342	134	(14)
Other accrued expenses	638	(5)	1,731
Other long-term liabilities	(990)	186	(232)
Net cash provided by operating activities	9,446	9,880	8,182
INVESTING ACTIVITIES
Capital expenditures	(451)	(521)	(354)
Proceeds from sale of assets	1,083	15	—
Investment in joint venture	(2,554)	—	—
Sales and maturities of marketable securities	20,085	14,576	51,247
Purchases of marketable securities	(21,110)	(14,339)	(34,082)
Net cash (used for) provided by investing activities	(2,947)	(269)	16,811
FINANCING ACTIVITIES
Payment of dividends	(6,102)	(5,705)	(23,812)
Cash paid for common stock purchased and retired	(1,781)	(576)	(960)
Repayment of capital lease obligation	—	—	(375)
Excess tax benefits for share-based payments	342	136	379
Proceeds received upon exercise of stock options	—	—	467
Net cash used for financing activities	(7,541)	(6,145)	(24,301)
Net (decrease) increase in cash and cash equivalents	(1,042)	3,466	692
Cash and cash equivalents at beginning of year	5,114	1,648	956
Cash and cash equivalents at end of year	$4,072	$5,114	$1,648
The accompanying notes are an integral part of these statements.
36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

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
The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for more than 10 percent of net sales during 2014, 2013 or 2012.  Net sales to the Company’s international dealers were approximately $26 million in 2014, $29 million in 2013, and $30 million in 2012.
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
Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2014, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.
Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value or retained earnings if capital in excess of par value has been depleted.
Dividend — On January 27, 2015, the Board of Directors approved a quarterly dividend of $0.04 per common share payable March 10, 2015 to stockholders of record at the close of business on February 10, 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012
Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials.  As of December 31, 2014 and 2013 the Company had approximately $303,000 and $264,000 in prepaid expenses related to unamortized product brochure costs. Advertising expenses totaled approximately $2,291,000 in 2014, $2,113,000 in 2013 and $2,000,000 in 2012 and are recorded in selling, general and administrative expenses.
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
Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date.  Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity.  Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.  The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income.  Net realized gains on marketable securities totaled $57,000 in 2014, $61,000 in 2013, and $290,000 in 2012.  Of the total gains realized, reclassification from other comprehensive income totaled approximately $57,000 in 2014, $61,000 in 2013, and $290,000 in 2012.  Gross unrealized gains on marketable securities totaled $122,000 as of December 31, 2014 and $229,000 as of December 31, 2013.  Gross unrealized losses on marketable securities totaled $37,000 as of December 31, 2014 and $16,000 as of December 31, 2013.  The amortized cost basis, fair value and net unrealized gains of the available-for-sale securities are as follows:

December 31,	2014			2013
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gain	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$31,990	$32,080	$90	$35,925	$36,132	$207
Corporate Obligations	5,409	5,404	(5)	450	456	6
Total	$37,399	$37,484	$85	$36,375	$36,588	$213
Municipal debt obligations consist primarily of municipal notes rated A- or higher ranging in maturity from less than one year to over 10 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to five years.  These securities are rated A- or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities as of December 31, 2014 are scheduled to mature between 2016 and 2037.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

Accounts Receivable — The majority of the Company’s accounts receivable are due from dealers located in markets throughout the United States. Approximately 59 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.
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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2014 and 2013. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date.  Based on this evaluation, the Company concluded that no impairment of its goodwill has occurred for the years ended December 31, 2014, 2013 and 2012.
Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading.  See Note 10 for further information regarding these securities.
Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year.  The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to a lifetime.  The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2014 and 2013 is as follows:

(in thousands)	2014	2013
Balance at beginning of year	$3,410	$2,522
Less: Payments made during the year	(1,551)	(1,558)
Add: Warranty provision for the current year	1,863	2,511
Changes to warranty provision for prior years	114	(65)
Balance at end of year	$3,836	$3,410
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
Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $743,000 in 2014, $1,069,000 in 2013, and $768,000 in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

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
Years ended December 31, 2014, 2013 and 2012
A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data)	2014	2013	2012
Net income available for stockholders:	$8,914	$7,528	$6,979
Less: Dividends paid
Common Stock	(5,911)	(5,525)	(23,135)
Restricted shares of common stock	(191)	(180)	(677)
Undistributed earnings (loss)	$2,812	$1,823	$(16,833)

Allocation of undistributed earnings (loss):
Common Stock	$2,720	$1,762	$(16,329)
Restricted shares of common stock	92	61	(504)

Basic shares outstanding:
Common Stock	35,691	35,556	35,530
Restricted shares of common stock	1,246	1,264	1,126
	36,937	36,820	36,656
Diluted shares outstanding:
Common Stock	35,691	35,556	35,530
Dilutive effect of options	291	324	148
	35,982	35,880	35,678
Restricted shares of common stock	1,246	1,264	1,126
	37,228	37,144	36,804
Basic earnings per share:
Common Stock:
Distributed earnings	$0.16	$0.15	$0.65
Undistributed earnings (loss)	0.08	0.05	(0.46)
	$0.24	$0.20	$0.19
Restricted shares of common stock:
Distributed earnings	$0.15	$0.14	$0.60
Undistributed earnings (loss)	0.08	0.05	(0.45)
	$0.23	$0.19	$0.15
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.16	$0.15	$0.65
Undistributed earnings (loss)	0.08	0.05	(0.46)
	$0.24	$0.20	$0.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012
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
Recent Accounting Pronouncements

During the year ended December 31, 2014, the FASB issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

•
Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU requires an unrecognized tax benefit, or a portion of thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward.  The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing.   In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The Company adopted these provisions in the first quarter of 2014 with no material impact.

Recently Issued Accounting Pronouncements Not Yet Adopted:

•
Accounting Standards Update No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, then the extraordinary item needs to be segregated from the results of ordinary operations and disclosed separately in the income statement, net of tax, after income from continuing operations Disclosure of all applicable income taxes and presentation or disclosure of earnings-per-share data applicable to the extraordinary item is required. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company plans to adopt the provisions for the year ending December 31, 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•
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
Years ended December 31, 2014, 2013 and 2012

•
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

•
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

NOTE 2: ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

December 31,	2014	2013
(in thousands)
Trade receivables	$1,741	$1,668
Other	653	378
Total	2,394	2,046
Less: allowance for doubtful accounts	(25)	(25)
Net accounts receivable	$2,369	$2,021
Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers.  Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 62 of this report.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,	2014	2013
(in thousands)
Raw materials	$16,996	$15,901
Work in process	6,602	7,435
Finished goods	5,221	5,523
Total inventories	$28,819	$28,859

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

December 31,	Estimated Useful Lives	2014	2013
(in thousands)
Land	N/A	$657	$657
Buildings	7-40	17,237	17,113
Operating equipment and property	3-15	9,981	9,768
Furniture and fixtures	5-7	1,978	1,915
Vehicles	5-10	4,217	6,422
Gross property, plant and equipment		34,070	35,875
Less: accumulated depreciation		(24,180)	(24,610)
Net property, plant and equipment		$9,890	$11,265
Depreciation expense was $712,000 in 2014, $726,000 in 2013 and $768,000 in 2012.

NOTE 5: ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

December 31,	2014	2013
(in thousands)
Accrued payroll and related expenses	$1,935	$1,393
Accrued sales incentives and discounts	2,671	3,025
Accrued warranty costs	3,836	3,410
Deferred revenue	706	836
Other	483	329
Total accrued expenses and other liabilities	$9,631	$8,993
NOTE 6: INCOME TAXES
The following table lists the components of the provision for income taxes:

Years ended December 31,	2014	2013	2012
(in thousands)
Current provision:
Federal	$4,275	$2,325	$3,146
State	143	99	94
Deferred (benefit) provision:
Federal	(762)	57	(493)
State	(43)	21	(5)
Total income tax provision	$3,613	$2,502	$2,742
A reconciliation between the federal graduated statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2014	2013	2012
Federal statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.7	0.7	0.5
Research and experimentation credit	(2.1)	(4.9)	—
Tax-exempt interest	(1.1)	(1.4)	(2.3)
Tax-exempt gain on SERP assets	(0.5)	(1.2)	(0.6)
Manufacturing deduction	(3.3)	(2.7)	(3.0)
Change in valuation allowance	—	0.2	—
Other	0.1	0.2	(0.4)
Effective tax rate	28.8%	24.9%	28.2%
44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2014	2013
(in thousands)
Deferred tax assets:
Warranty costs	$1,362	$1,211
Sales incentives and discounts	512	542
Stock-based compensation	996	938
Pension	2,499	1,919
All others	444	268
State credits and NOL’s	4,674	4,634
Valuation allowance	(4,401)	(4,359)
Total deferred tax assets	6,086	5,153
Deferred tax liabilities:
Depreciation and amortization expense	(392)	(880)
Net deferred tax assets	$5,694	$4,273
Total net income tax payments were $3,509,000 in 2014, $2,600,000 in 2013 and $3,655,000 in 2012.  As of December 31, 2014 the Company had net operating loss carry forwards related to state income taxes and credits of approximately $19.1 million that will expire between 2015 and 2034.  As of December 31, 2014 the Company has a valuation allowance of approximately $4.4 million, representing the tax affected amount of state tax credits and loss carry forwards that the Company does not expect to utilize, against the corresponding deferred tax asset.
The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2014 and 2013.
In accordance with the accounting guidance relating to the accounting for uncertainty in income tax reporting, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.
As of December 31, 2014 and 2013, our liability for unrecognized tax benefits was $14,000 and $11,000, respectively, all of which would affect our effective rate if recognized.
It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements. However, quantification of an estimated range cannot be made at this time.
The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2011 through 2014 tax years remain open to examination.  Additional years may be open to the extent attributes are being carried forward to an open year.
The Tax Increase Prevention Act of 2014 ("Act") was signed into law on December 19, 2014 and retroactively reinstated the provisions of the bonus depreciation deduction and the research and experimentation credits ("R&E credits") for 2014. As a result of the retroactive extension, the Company's effective rate for 2014 included a tax benefit due to the combined effect from the bonus depreciation and manufacturing deduction and the R&E credits attributable to the year.
In September 2013, the U.S. Department of the Treasury issued final regulations under Internal Revenue Code Sections 162(a), 263(a), and 168 that provide guidance on the deduction and capitalization of expenditures related to tangible property.  Adoption of these regulations requires certain mandatory and elective accounting methods with respect to property and equipment, inventory and supplies.  MPC adopted these regulations as of January 1, 2014 and adoption of these provisions did not have a material impact on the results of operations or financial position.
45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following:

	Pension Adjustment	Unrealized Gain on Securities	Total
(in thousands)
Balance at December 31, 2012	$(1,771)	$199	$(1,572)
Change during 2013:
Before-tax amount	—	(190)	(190)
Tax provision	—	67	67
Reclassification adjustment, net of taxes
Amortization of net gain	781	—	781
Net realized gain	—	61	61
Total activity in 2013	781	(62)	719
Balance at December 31, 2013	$(990)	$137	$(853)
Change during 2014:
Before-tax amount	—	(213)	(213)
Tax provision	—	74	74
Reclassification adjustment, net of taxes
Amortization of net loss	(1,034)	—	(1,034)
Net realized gain	—	57	57
Total activity in 2014	(1,034)	(82)	(1,116)
Balance at December 31, 2014	$(2,024)	$55	$(1,969)

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
The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$6,575	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$32,080	—
Corporate Obligations	—	5,404	—
Total	$—	$37,484	$—

46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

	Fair Value Measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$6,388	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$36,132	—
Corporate Obligations	—	456	—
Total	$—	$36,588	$—

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. The trading securities are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company classified these investments as using level 2 inputs. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.  For the year ended December 31, 2014 there were no significant transfers in or out of levels 1, 2 or 3.
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
As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $1.1 million during the fourth quarter of 2014, none of which remains outstanding as of December 31, 2014.  The Company recorded costs in connection with these repurchases of approximately $75 thousand during 2014 as a reduction of net sales.  As of December 31, 2014, there were no repossessed boats remaining in inventory as the Company redistributed all of these boats among existing and replacement dealers.  There were no material repurchases of inventory under contractual agreements during 2013.  Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.2 million as of December 31, 2014.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.5 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $12.7 million as of December 31, 2014. This repurchase obligation risk is mitigated by the value of the boat repurchased.
47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012
Lease Obligations — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia.  This lease was accounted for as a capital lease and was paid in full in 2012, and is reflected in the financing section of the statement of cash flows.
Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2014, are summarized in the following table:

(in thousands)
2015	$157
2016	161
2017	144
2018	134
2019	—-
Thereafter	—-
Total rental commitments	$596
Total rent expense charged to operations was approximately $118,000 in 2014, $140,000 in 2013 and $106,000 in 2012.
Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $44,000 as of December 31, 2014 and $45,000 as of December 31, 2013.
Employment Agreements — The Company has agreements with two employees, which provide for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $4,225,000 in 2014, $3,421,000 in 2013 and $3,294,000 in 2012 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
NOTE 10: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP.  The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP.  The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time.  Investments in COLI policies consist of variable life insurance policies of $8.2 million as of December 31, 2014 and December 31, 2013.  In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1.  The fair value of these assets totaled $6,575,000 as of December 31, 2014 and $6,388,000 as of December 31, 2013. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading gains (losses) related to the SERP assets totaled $187,000 in 2014, $361,000 in 2013 and $181,000 in 2012. The SERP liabilities are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that covers substantially all employees with at least one year of service prior to 2002.
48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

The Company’s projected benefit obligation exceeded the fair value of the plan assets for its Retirement Income Plan by $341,000 and thus the plan was under-funded as of December 31, 2014. The increase in projected benefit obligation resulted from the adoption of new mortality tables reflecting longer life expectancies, and lower discount rates.

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2014	2013
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$6,355	$4,873

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$4,873	$5,695
Service cost	—	—
Interest cost	261	235
Actuarial loss (gain)	1,450	(828)
Benefits paid	(229)	(229)
Projected benefit obligation at end of year	$6,355	$4,873
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$5,887	$5,282
Actual return on plan assets	221	684
Employer contributions	135	150
Benefits paid	(229)	(229)
Fair value of plan assets at end of year	$6,014	$5,887
Funded status at end of year	$(341)	$1,014

December 31,	2014	2013
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$1,014
Current liabilities	—	—
Noncurrent liabilities	(341)	—
	$(341)	$1,014
The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in pension liabilities as of December 31, 2014 and in other assets as of December 31, 2013.

December 31,	2014	2013
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF:
Net loss	$3,139	$1,537
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$3,139	$1,537
The accumulated benefit obligation for the Retirement Income Plan as of December 31, 2014 and 2013 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:
December 31,	2014	2013
(in thousands)
SERP liability	$(6,698)	$(6,420)
Funded status	(341)	—
Pension liabilities	$(7,039)	$(6,420)
Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Contributions to the plan totaled $135,000 during 2014 and $150,000 during 2013.
49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012
The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2014	2013	2012
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	261	235	253
Expected return on plan assets	(411)	(369)	(328)
Amortization of net loss	37	68	61
	$(113)	$(66)	$(14)
The Company recognized a pre-tax decrease to the funded status in accumulated other comprehensive income of $1,602,000 in 2014 compared to a pre-tax increase of $1,211,000 in 2013 and a pre-tax decrease of $163,000 in 2012. There were no previously unrecognized prior service costs during 2014, 2013 and 2012. The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

(in thousands)	2014	2013	2012
Net loss (gain)	$1,639	$(1,143)	$224
Amortization of net loss	(37)	(68)	(61)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive income	$1,602	$(1,211)	$163
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2015 are as follows:

(in thousands)	2015
Amortization of net loss	$77
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$77

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2014	2013	2012
PROJECTED BENEFIT OBLIGATION:
Discount rate	4.25%	5.35%	4.34%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	5.35%	4.34%	5.09%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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
50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

The plan’s weighted average asset allocation at December 31, 2014 and 2013 by asset category along with the target allocation for 2015 are as follows:

Asset Category	Target Allocation for 2015	Percentage of Plan Assets as of December 31, 2014	Percentage of Plan Assets as of December 31, 2013

Cash and Cash Equivalents	0% - 5%	1.0%	0.6%
Debt Securities – Core Fixed Income	15% - 50%	24.3	25.3
Domestic Equity Securities	0% - 40%	37.0	26.6
International Equity Securities	0% - 30%	22.8	31.4
Real Estate	0% - 20%	10.5	8.3
Real Return	0% - 20%	1.6	7.8
Alternative/Opportunistic/Special	0% - 20%	2.8	—
Total	100.0%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds and U.S. Treasuries. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.  Company management expects to make a contribution to the pension plan of approximately $150,000 during fiscal year 2015.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2014, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events.  Additionally, these investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.
51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012
The following tables present our plan assets using the fair value hierarchy as of December 31, 2014 and 2013. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2014:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$61	$61	$—	$—
Fixed Income Securities	(2)	1,459	589	870	—
Domestic Equity Securities	(3)	2,226	797	1,429	—
International Equity Securities	(4)	1,372	—	1,372	—
Real Estate	(5)	631	—	—	631
Real Return	(6)	95	—	95	—
Alternative/Opportunistic/Special	(7)	170	—	—	170
		$6,014	$1,447	$3,766	$801

Fair Value Hierarchy as of December 31, 2013:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$38	$38	$—	$—
Fixed Income Securities	(2)	1,490	—	1,490	—
Domestic Equity Securities	(3)	1,559	1,559	—	—
International Equity Securities	(4)	1,850	—	1,850	—
Real Estate	(5)	491	—	—	491
Real Return	(6)	459	—	459	—
Alternative/Opportunistic/Special	(7)	—	—	—	—
		$5,887	$1,597	$3,799	$491

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of similar instruments in their respective markets.
(5)
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

(7)
Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.

52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012
The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2014:

Investments	Balance at December 31, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2014
(in thousands)
Real Estate	$491	$34	$106	$—	$631
Alternative/Opportunistic/Special	—	4	166	—	170
	$491	$38	$272	$—	$801
The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2013:

Investments	Balance at December 31, 2012	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2013
(in thousands)
Real Estate	$489	$39	$(37)	$—	$491
	$489	$39	$(37)	$—	$491
The Company expects to contribute approximately $150,000 to the Retirement Income Plan in 2015.
The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2015	$265
2016	276
2017	256
2018	244
2019	253
2020-2024	$1,476

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $194,000 in 2014, $203,000 in 2013 and $164,000 in 2012.
Stock Incentive Plan— The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024.  All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares.  As of December 31, 2014, there were approximately 2,940,000 shares available for grant.
53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012
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
Pre-tax stock-based employee compensation expense was approximately $1,754,000 ($1,131,000 after tax) for 2014, $1,702,000 ($1,098,000 after tax) for 2013 and $1,495,000 ($964,000 after tax) for 2012.
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
The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004. Transactions involving the Marine Products stock options for the year ended December 31, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at January 1, 2014	41,600	$12.47	0.33 years
Granted	—	—	N/A
Exercised	—	—	N/A
Forfeited	—	—	N/A
Expired	(41,600)	12.47	N/A
Outstanding and exercisable at December 31, 2014	—	$—	—	$	N/A
There were no options exercised in 2014 or 2013. The total intrinsic value of share options exercised was approximately $941,000 in 2012.  There was no tax benefit associated with the exercise of non-qualified stock options during 2014, 2013 or 2012.
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
The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2014	1,268,200	$6.01
Granted	273,000	7.90
Vested	(276,100)	5.76
Forfeited	(13,700)	6.60
Non-vested shares at December 31, 2014	1,251,400	$6.47
The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $7.90 in 2014, $6.40 in 2013 and $5.59 in 2012. The total fair value of shares vested was approximately $2,295,000 in 2014, $1,457,000 in 2013 and $1,169,000 during 2012. Tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares credited to capital in excess of par value was approximately $342,000 in 2014, $136,000 in 2013 and $379,000 in 2012.  The excess tax deductions are classified as financing cash flows in the accompanying consolidated statements of cash flows.
54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2014, 2013 and 2012
Other Information— As of December 31, 2014 total unrecognized compensation cost related to non-vested restricted shares was approximately $6,638,000 which is expected to be recognized over a weighted-average period of 3.4 years.
There were no options exercised in 2014 and 2013. The Company received cash from options exercised of $467,000 in 2012. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $823,000 in 2012 and have been excluded from the consolidated statements of cash flows.
NOTE 11: RELATED PARTY TRANSACTIONS
In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.
The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $663,000 in 2014, $670,000 in 2013 and $544,000 in 2012. The Company’s liability to RPC for these services was approximately $47,000 as of December 31, 2014 and $145,000 as of December 31, 2013. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.
The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.
During the year ended December 31, 2014, the Company purchased 100,000 shares for total consideration of $775,000, from one of its directors who is also an executive officer.  The purchase was completed under the stock buyback program approved by the Board of Directors that is currently in effect.
During the year ended December 31, 2014, RPC and Marine Products entered into a joint venture creating a limited liability company called 255 RC, LLC that is owned 50 percent each for the purchase and ownership of a corporate aircraft.  255 RC, LLC was funded with a contribution of approximately $2,554,000 each from RPC and Marine Products.  The purchase of the aircraft was completed in January 2015 and each of RPC and Marine Products have entered into an operating lease agreement with 255 RC, LLC for a period of five years.
A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.
55

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
As of the end of the period covered by this report, December 31, 2014 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.
Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 29 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2014 and issued a report thereon which is included on page 30 of this report.
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
56

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2015 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.
Audit Committee and Audit Committee Financial Expert
Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2015 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2015 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2015 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.
57

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information regarding equity compensation plans as of December 31, 2014.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	—	$—	2,940,000	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	2,940,000

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.
See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2015 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2015 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2015 Annual Meeting of Stockholders. This information is incorporated herein by reference.
58

PART IV
Item 15. Exhibits and Financial Statement Schedules
Consolidated Financial Statements, Financial Statement Schedule and Exhibits
1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:
10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.6	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.7	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.8	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.9	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).
10.10	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).
10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.12	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.13	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2013).
10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
10.15	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.16	Summary of compensation arrangements with non-employee directors.
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

59

Exhibits (inclusive of item 3 above):

Exhibit Number	Description

3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

(B) Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K filed on June 9, 2005).

3.2	Amended and Restated Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on November 13, 2014).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 3, 2001).
10.1
Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on February 13, 2001).

10.2
Employee Benefits Agreement, dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on February 13, 2002).

10.3
Transition Support Services Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13, 2001).

10.4	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.6	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.7	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.8	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.9	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.10	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.12	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.13	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2013).
10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
10.15	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.16	Summary of compensation arrangements with non-employee directors.
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitve Proxy Statement filed on March 17, 2014).
21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

                    Any schedules not shown above have been omitted because they are not applicable.
60

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Marine Products Corporation
/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	February 27, 2015
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Chief Financial Officer	February 27, 2015
Ben M. Palmer	(Principal Financial and Accounting Officer)
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
February 27, 2015

61

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE
The following documents are filed as part of this report.
Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)
	For the years ended December 31, 2014, 2013 and 2012
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$4,359	$42	$—	$4,401
Year ended December 31, 2013
Allowance for doubtful accounts	$22	$—	$3	$25
Deferred tax asset valuation allowance	$4,155	$204	$—	$4,359
Year ended December 31, 2012
Allowance for doubtful accounts	$27	$—	$(5)	$22
Deferred tax asset valuation allowance	$3,783	$372	$—	$4,155

62

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	First	Second	Third	Fourth
	(in thousands except per share data)

2014
Net sales	$47,702	$47,975	$37,932	$37,441
Gross profit	8,838	9,432	6,967	7,434
Net income	1,978	3,013	1,882	2,041
Earnings per share — basic (a)	0.05	0.08	0.05	0.06
Earnings per share — diluted (a)	$0.05	$0.08	$0.05	$0.05

2013
Net sales	$44,283	$42,235	$41,989	$39,786
Gross profit	7,112	7,315	7,731	7,655
Net income	1,449	1,935	2,002	2,142
Earnings per share — basic (a)	0.04	0.05	0.05	0.06
Earnings per share — diluted (a)	$0.04	$0.05	$0.05	$0.06
(a)	The sum of the earnings per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

63