Form 10-Q
period 2015-03-31
MARINE PRODUCTS CORP
filed 2015-05-01
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION
(exact name of registrant as specified in its charter)

Delaware	58-2572419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 520, Atlanta, Georgia  31329
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

As of April 24, 2015, Marine Products Corporation had 38,328,101 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014
(In thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$9,175	$4,072
Marketable securities	6,165	3,653
Accounts receivable, net	5,406	2,369
Inventories	30,412	28,819
Income taxes receivable	366	123
Deferred income taxes	2,323	2,480
Prepaid expenses and other current assets	1,184	1,706
Total current assets	55,031	43,222
Property, plant and equipment, less accumulated depreciation of $24,324 in 2015 and $24,180 in 2014	10,525	9,890
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	28,694	33,831
Deferred income taxes	2,761	3,214
Other assets	9,973	9,893
Total assets	$110,757	$103,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$8,503	$3,577
Accrued expenses and other liabilities	10,788	9,631
Total current liabilities	19,291	13,208
Pension liabilities	6,675	7,039
Other long-term liabilities	79	82
Total liabilities	26,045	20,329
Common stock	3,833	3,813
Capital in excess of par value	3,670	3,895
Retained earnings	79,152	77,755
Accumulated other comprehensive loss	(1,943)	(1,969)
Total stockholders’ equity	84,712	83,494
Total liabilities and stockholders’ equity	$110,757	$103,823

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2015	2014

Net sales	$50,644	$47,702
Cost of goods sold	40,439	38,864
Gross profit	10,205	8,838
Selling, general and administrative expenses	5,951	6,070
Operating income	4,254	2,768
Interest income	117	122
Income before income taxes	4,371	2,890
Income tax provision	1,442	912
Net income	$2,929	$1,978

Earnings per share
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Dividends paid per share	$0.04	$0.03

Average shares outstanding
Basic	37,028	36,958
Diluted	37,264	37,255

The accompanying notes are an integral part of these consolidated statements.

4

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014

Net income	$2,929	$1,978

Other comprehensive income, net of taxes
Pension adjustment	12	6
Unrealized gain on securities,
net of reclassification adjustments	14	4

Comprehensive income	$2,955	$1,988

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2014	38,131	$3,813	$3,895	$77,755	$(1,969)	$83,494
Stock issued for stock incentive plans, net	318	32	446	—	—	478
Stock purchased and retired	(121)	(12)	(856)	—	—	(868)
Net income	—	—	—	2,929	—	2,929
Pension adjustment, net of taxes	—	—	—	—	12	12
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	14	14
Dividends declared	—	—	—	(1,532)	—	(1,532)
Excess tax benefits for share-based payments	—	—	185	—	—	185

Balance, March 31, 2015	38,328	$3,833	$3,670	$79,152	$(1,943)	$84,712

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$2,929	$1,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174	181
Gain on sale of equipment and property	(12)	(12)
Stock-based compensation expense	487	444
Excess tax benefits for share-based payments	(185)	(284)
Deferred income tax provision	586	223
(Increase) decrease in assets:
Accounts receivable	(3,037)	(979)
Inventories	(1,593)	2,311
Prepaid expenses and other current assets	522	646
Income taxes receivable	(243)	276
Other non-current assets	(80)	(213)
Increase (decrease) in liabilities:
Accounts payable	4,926	2,840
Income taxes payable	222	312
Accrued expenses and other liabilities	1,120	1,741
Other long-term liabilities	(348)	(133)
Net cash provided by operating activities	5,468	9,331

INVESTING ACTIVITIES
Capital expenditures	(804)	(102)
Proceeds from sale of assets	7	34
Purchases of marketable securities	(2,038)	(6,867)
Sales of marketable securities	4,685	2,459
Maturities of marketable securities	-	400
Net cash provided by (used for) investing activities	1,850	(4,076)

FINANCING ACTIVITIES
Payment of dividends	(1,532)	(1,145)
Excess tax benefits for share-based payments	185	284
Cash paid for common stock purchased and retired	(868)	(845)
Net cash used for financing activities	(2,215)	(1,706)

Net increase in cash and cash equivalents	5,103	3,549
Cash and cash equivalents at beginning of period	4,072	5,114
Cash and cash equivalents at end of period	$9,175	$8,663

Supplemental information:
Income tax payments, net	$875	$100

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

           Recently Adopted Accounting Pronouncements:

●
Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU require that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted these provisions in the first quarter of 2015 and the adoption did not have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

●
Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).The ASU reduces the number of consolidation models from four to two, thereby simplifying the criteria for consolidation by:

i.
Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

ii.
Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE) and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

●
Accounting Standards Update No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●
Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

●
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company is currently evaluating the impact of these provisions on its financial statements.

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

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended March 31,
(In thousands except per share data )	2015	2014
Net income available for stockholders	$2,929	$1,978
Less: Dividends paid	(1,532)	(1,145)
Undistributed earnings	$1,397	$833

Basic shares outstanding:
Common stock	35,784	35,746
Restricted shares of common stock	1,244	1,212
	37,028	36,958
Diluted shares outstanding:
Common stock	35,784	35,746
Dilutive effect of stock based awards	236	297
	36,020	36,043
Restricted shares of common stock	1,244	1,212
	37,264	37,255

Inclusion of all participating securities in the computation of Earnings Per Share (EPS) under the two-class method had no impact on the Basic EPS amounts reported.

The effect of the Company’s stock options as shown below have been excluded from the computation of diluted earnings per share for the following periods, as their effect would have been anti-dilutive:

	Three months ended March 31,		Three months ended March 31,
(in thousands)	2015	2014	2015	2014
Stock options	-	42	-	42

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024.  All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares.  As of March 31, 2015, there were approximately 2,620,000 shares available for grant.

Stock-based compensation for the three months ended March 31, 2015 and 2014 were as follows:

(in thousands)	Three months ended March 31,
	2015	2014
Pre – tax cost	$487	$444
After tax cost	$314	$287

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2014	1,251,400	$6.47
Granted	319,750	7.08
Vested	(313,800)	5.77
Forfeited	(2,000)	6.40
Non-vested shares at March 31, 2015	1,255,350	$6.80

The total fair value of shares vested was approximately $2,254,000 during the three months ended March 31, 2015 and $2,356,000 during the three months ended March 31, 2014. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $185,000 for the three months ended March 31, 2015 and $284,000 for the three months ended March 31, 2014 were credited to capital in excess of par value and classified as financing cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of March 31, 2015, total unrecognized compensation cost related to non-vested restricted shares was approximately $8,415,000.  This cost is expected to be recognized over a weighted-average period of 4.11 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended
	March 31,
(in thousands)	2015	2014
Net realized gain	$21	$2
Reclassification of net realized gains from other comprehensive income	$21	$2

Gross unrealized gains (losses) on marketable securities are as follows:

	March 31, 2015		December 31, 2014
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$99	$(10)	$121	$(31)
Corporate Obligations	20	(2)	1	(6)
	$119	$(12)	$122	$(37)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	March 31, 2015			December 31, 2014
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains (Losses)
(in thousands)
Municipal Obligations	$29,253	$29,342	$89	$31,990	$32,080	$90
Corporate Obligations	5,499	5,517	18	5,409	5,404	(5)
Total	$34,752	$34,859	$107	$37,399	$37,484	$85

Municipal obligations consist primarily of municipal notes rated A- or higher ranging in maturity from less than one year to over 6 years.  Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to six years.  These securities are rated A- or higher.  Investments with remaining maturities of less than 12 months are considered to be current marketable securities.  Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2016 and 2021.

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

The manufacturers of the engines included on our boats provide various engine warranties as well.  An analysis of the warranty accruals for the three months ended March 31, 2015 and 2014 is as follows:

(in thousands)	2015	2014
Balance at beginning of period	$3,836	$3,410
Less: Payments made during the period	(374)	(309)
Add: Warranty provision for the period	829	731
Changes to warranty provision for prior periods	(443)	70
Balance at March 31	$3,848	$3,902

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Obligations

The Company is a party to various agreements with first party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory.  The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the first party lender.  The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory during the three months ended March 31, 2015 or during the three months ended March 31, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.2 million as of March 31, 2015.   The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $14.7 million as of March 31, 2015.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company.  In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2015	December 31, 2014
Raw materials and supplies	$17,117	$16,996
Work in process	7,741	6,602
Finished goods	5,554	5,221
Total inventories	$30,412	$28,819

9.	INCOME TAXES

The Company determines its periodic income tax provision (benefit) based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the first quarter of 2015, the income tax provision reflects an effective tax rate of 33.0 percent, compared to an effective tax rate of 31.6 percent for the comparable period in the prior year.  The effective rate for the three months ended March 31, 2015 is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.  The first quarter 2015 effective tax rate is higher primarily due to increased profit without the benefit of the federal R&D credit which has not been re-enacted for 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan.  The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended March 31,
	2015	2014
Interest cost	$64	$65
Expected return on plan assets	(105)	(102)
Amortization of net losses	19	9
Net periodic benefit credit	$(22)	$(28)

The Company made contributions to this plan of $170 thousand during the three months ended March 31, 2015.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The Company maintains certain securities in the SERP that have been classified as trading.  The SERP assets are marked to market and totaled $6,627,000 as of March 31, 2015 and $6,575,000 as of December 31, 2014.  The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations. Trading gains related to the SERP assets totaled approximately $53,000 during the three months ended March 31, 2015 and approximately $36,000 during the three months ended March 31, 2014.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,627	$-
Available-for-sale securities:
Municipal obligations	$-	$29,342	$-
Corporate obligations	-	5,517	-
	$-	$34,859	$-

	Fair Value Measurements at December 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,575	$-
Available-for-sale securities:
Municipal obligations	$-	$32,080	$-
Corporate obligations	-	5,404	-
	$-	$37,484	$-

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2014	$(2,024)	$55	$(1,969)
Change during the period ended March 31, 2015:
Before-tax amount	–	(10)	(10)
Tax provision	–	3	3
Reclassification adjustment, net of taxes
Amortization of net loss (1)	12	-	12
Net realized gain (2)	-	21	21
Total activity for the period	12	14	26
Balance at March 31, 2015	$(2,012)	$69	$(1,943)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2013	$(990)	$137	$(853)
Change during the period ended March 31, 2014:
Before-tax amount	–	7	7
Tax benefit	–	(4)	(4)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	6	-	6
Net realized gain (2)	-	1	1
Total activity for the period	6	4	10
Balance at March 31, 2014	$(984)	$141	$(843)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

13.	SUBSEQUENT EVENT

On April 28, 2015, the Board of Directors approved a $0.04 per share cash dividend payable June 10, 2015 to stockholders of record at the close of business May 11, 2015.
21

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 is incorporated herein by reference.  There have been no significant changes in the strategies since year-end.

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

Our net sales were higher during the first quarter of 2015 compared to the fourth quarter of 2014 and the first quarter of 2014 primarily due to an increase in Robalo unit sales, coupled with sales of our new SunCoast outboard boats and Vortex jet boats.

Operating income increased 53.7 percent during the first quarter of 2015 compared to the same period in the prior year due to higher gross profit, coupled with lower selling, general and administrative expenses.  Selling, general and administrative expenses decreased during the quarter compared to the prior year due primarily to adjustments to warranties issued in prior years, based on improved claims experience.  Dealer inventory in units as of March 31, 2015 was slightly higher than at the end of the fourth quarter of 2014 and at the end of the first quarter of 2014.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion of the outlook for 2015 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2013.  We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats.  Fluctuations in fuel prices can impact our sales, and during the fourth quarter fuel prices significantly decreased compared to both the prior quarter and the prior year.  In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises the majority of the Company’s sales.  The higher cost of boat ownership also discourages consumers from purchasing recreational boats.  For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys.  In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2015 model year which began on July 1, 2014.  We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX’s and Robalo bay boat models.  In addition, we continue to be pleased with the reception of our new Vortex jet boats and SunCoast outboard boats.  We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling.  We plan to continue to develop and produce additional new products for subsequent model years.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
Total number of boats sold	973	923
Average gross selling price per boat (in thousands)	$47.1	$48.3
Net sales (in thousands)	$50,644	$47,702
Percentage of cost of goods sold to net sales	79.8%	81.5%
Gross profit margin percent	20.2%	18.5%
Percentage of selling, general and administrative expenses to net sales	11.8%	12.7%
Operating income (in thousands)	$4,254	$2,768
Warranty expense (in thousands)	$386	$801

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Net sales for the three months ended March 31, 2015 increased $2.9 million or 6.2 percent compared to the comparable period in 2014. The change in net sales during the quarter compared to the prior year was due primarily to a 5.4 percent increase in the number of units sold.  The increase in net sales was due to a large increase in Robalo unit sales, coupled with sales of our new SunCoast outboard and Vortex jet boats, partially offset by a decrease in sales of our sterndrive boats.  In the first quarter of 2015, net sales outside of the United States accounted for 13.6 percent of net sales compared to 18.4 percent of net sales in the prior year first quarter.  International net sales decreased 21.9 percent during the first quarter of 2015 to $6.9 million, primarily due to the strength of the U.S. dollar.  Domestic net sales increased 12.5 percent to $43.8 million compared to the first quarter of the prior year.

Cost of goods sold for the three months ended March 31, 2015 was $40.4 million compared to $38.9 million for the comparable period in 2014, an increase of $1.5 million or 4.1 percent.  Cost of goods sold decreased to 79.8 percent of net sales for the three months ended March 31, 2015 from 81.5 percent for the comparable period in 2014, primarily due to improved operating efficiencies due to higher production volumes, coupled with decreases in certain raw materials costs.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended March 31, 2015 were $6.0 million compared to $6.1 million for the comparable period in 2014, a decrease of $0.1 million or 2.0 percent.  This decrease was due primarily to lower warranty expense, partially offset by costs that vary with sales and profitability, such as sales commissions and incentive compensation.  Warranty expense was lower primarily due to a model mix in recent years which included an increase in smaller boats with fewer accessories and the resulting improvement in warranty claims experience. Selling, general and administrative expenses as a percentage of net sales declined to 11.8 percent in the first quarter of 2015 from 12.7 percent in the first quarter of 2014.

Operating income for the three months ended March 31, 2015 increased $1.5 million or 53.7 percent compared to the comparable period in 2014 due to higher gross profit, coupled with a slight decrease in selling, general and administrative expenses.

Interest income was $117 thousand during the three months ended March 31, 2015 compared to $122 thousand for the comparable period in 2014.  This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio.

Income tax provision for the three months ended March 31, 2015 was $1.4 million compared to $912 thousand for the comparable period in 2014.  The income tax provision for the three months ended March 31, 2015 reflects an effective tax rate of 33.0 percent compared to an effective tax rate of 31.6 percent for the comparable period in the prior year.  The first quarter 2015 effective tax rate is higher than the prior year primarily due to increased profit without the benefit of the federal R&D credit which has not been re-enacted for 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2015 were $9.2 million compared to $4.1 million at December 31, 2014.  In addition, the aggregate of short-term and long-term marketable securities was $34.9 million at March 31, 2015 compared to $37.5 million at December 31, 2014.

The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2015	2014

Net cash provided by operating activities	$5,468	$9,331
Net cash provided by (used for) investing activities	1,850	(4,076)
Net cash used for financing activities	$(2,215)	$(1,706)

Cash provided by operating activities for the three months ended March 31, 2015 decreased approximately $3.9 million compared to the comparable period in 2014.  This decrease is primarily due to an unfavorable change in working capital, partially offset by an increase in net income.  The major components of the net unfavorable change in working capital were as follows: an unfavorable change of $3.9 million in inventories to support increased production, coupled with the timing of shipments; an unfavorable change of $2.1 million in accounts receivable primarily due to timing of customer payments, coupled with an increase in sales; and a $2.1 million favorable change in accounts payable, due primarily to timing of payments, coupled with an increase in production levels.

Cash provided by investing activities for the three months ended March 31, 2015 was approximately $1.9 million compared to $4.1 million used for investing activities for the same period in 2014.  The increase in cash provided by investing activities is primarily due to increased sales of marketable securities in the current period, partially offset by $0.8 million in capital expenditures.

Cash used for financing activities for the three months ended March 31, 2015 increased approximately $0.5 million compared to the three months ended March 31, 2014 primarily due to a 33.3 percent increase in the quarterly dividend paid in the first quarter of 2015.

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

Cash Requirements

The Company currently expects that capital expenditures during 2015 will be approximately $3.2 million, of which $0.8 thousand has been spent through March 31, 2015.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”).  The Company made a $170 thousand cash contribution to this plan during the first three months of 2015 and does not expect to make any additional contributions for the remainder of 2015.

As of March 31, 2015, the Company has purchased a total of 5,164,917 shares in the open market under the Company stock repurchase program and there are 3,085,083 shares that remain available for repurchase under the current authorization. The Company repurchased 6,468 shares under this program during the three months ended March 31, 2015.

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

For our Robalo products, Marine Products provides a transferable ten-year limited structural hull warranty against defects in material and workmanship to the original owner, and a five-year limited hull warranty to one subsequent owner.  Additionally, Marine Products provides a transferable one-year limited warranty on other components. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2015 and 2014.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender.  The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender.  The Company had no material repurchases of inventory during the three months ended March 31, 2015 or during the three months ended March 31, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.2 million as of March 31, 2015.  The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $14.7 million as of March 31, 2015.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off.  RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $195 thousand in the three months ended March 31, 2015 and $175 thousand in the three months ended March 31, 2014.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.  There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been volatile in the years following the financial crisis of 2008.  During 2014 and the first quarter of 2015, the prices of several of these raw materials have fallen to their lowest prices in several years.  As a result, we believe that the Company will incur lower materials purchase prices in 2015.  These lower prices of materials will reduce the manufactured cost of certain components of the Company’s products, but we cannot be certain that these lower prices will enhance our overall profit margins, due to the competitive nature of the selling environment for the Company’s products.  Furthermore, the prices of these raw materials remain volatile, and may increase in the future.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products;  our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as larger models in the Chaparral line-up including the SSX’s and new Robalo bay boat models; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; our plans to continue to develop and produce additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2015; the Company’s expectation about contributions to its pension plan in 2015; the Company’s belief about the amount and timing of inventory repurchases; the Company’s belief that it will incur lower material purchase prices in 2015 which will reduce the manufactured costs of certain components of the Company’s products, although the Company cannot be certain that these lower prices will enhance its profit margins; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.  The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2015, did not hold derivative financial instruments that could expose the Company to significant market risk.  Also, as of March 31, 2015, the Company’s investment portfolio, totaling approximately $34.9 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature.  Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2014, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2014 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2015 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the first quarter of 2015 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
January 1, 2015 to January 31, 2015	114,043	(2)	$7.19	-	3,091,551

Month #2
February 1, 2015 to February 28, 2015	6,468		7.33	6,468	3,091,551

Month #3
March 1, 2015 to March 31, 2015	-		-	-	3,085,083
Totals	120,511		$7.20	6,468	3,085,083
(1)
The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares.  On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase.  As of March 31, 2015, a total of 5,164,917 shares have been repurchased in the open market under this program and there are 3,085,083 shares that remain available for repurchase.  The program does not have a predetermined expiration date.

(2)	Represents shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

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

3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2014).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 1, 2015	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 1, 2015	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

