Form 10-Q
period 2015-06-30
MARINE PRODUCTS CORP
filed 2015-07-31
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, Marine Products Corporation had 38,155,408 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(In thousands)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS		(Note 1)

Cash and cash equivalents	$9,312	$4,072
Marketable securities	8,288	3,653
Accounts receivable, net	4,582	2,369
Inventories	30,136	28,819
Income taxes receivable	-	123
Deferred income taxes	2,412	2,480
Prepaid expenses and other current assets	1,864	1,706
Total current assets	56,594	43,222
Property, plant and equipment, less accumulated depreciation of $24,525 in 2015 and $24,180 in 2014	12,476	9,890
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	28,153	33,831
Deferred income taxes	2,855	3,214
Other assets	10,009	9,893
Total assets	$113,860	$103,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$9,209	$3,577
Accrued expenses and other liabilities	10,883	9,631
Total current liabilities	20,092	13,208
Pension liabilities	6,724	7,039
Other long-term liabilities	78	82
Total liabilities	26,894	20,329
Common stock	3,816	3,813
Capital in excess of par value	3,075	3,895
Retained earnings	82,050	77,755
Accumulated other comprehensive loss	(1,975)	(1,969)
Total stockholders’ equity	86,966	83,494
Total liabilities and stockholders’ equity	$113,860	$103,823

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net sales	$59,498	$47,975	$110,142	$95,677
Cost of goods sold	46,894	38,543	87,333	77,407
Gross profit	12,604	9,432	22,809	18,270
Selling, general and administrative expenses	6,181	5,307	12,132	11,377
Operating income	6,423	4,125	10,677	6,893
Interest income	105	121	222	243
Income before income taxes	6,528	4,246	10,899	7,136
Income tax provision	2,099	1,233	3,541	2,145
Net income	$4,429	$3,013	$7,358	$4,991

Earnings per share
Basic	$0.12	$0.08	$0.20	$0.13
Diluted	$0.12	$0.08	$0.20	$0.13

Dividends paid per share	$0.04	$0.03	$0.08	$0.06

Weighted Average shares outstanding
Basic	37,026	36,989	37,025	36,973
Diluted	37,120	37,180	37,224	37,240

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income	$4,429	$3,013	$7,358	$4,991

Other comprehensive income (loss), net of taxes:
Pension adjustment	12	6	24	12
Unrealized (loss) gain on securities,
net of reclassification adjustments	(44)	36	(30)	40

Comprehensive income	$4,397	$3,055	$7,352	$5,043

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In thousands)

(Unaudited)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

	Common Stock
	Shares	Amount				Total
Balance, December 31, 2014	38,131	$3,813	$3,895	$77,755	$(1,969)	$83,494
Stock issued for stock incentive
plans, net	318	32	943	—	—	975
Stock purchased and retired	(294)	(29)	(1,966)	—	—	(1,995)
Net income	—	—	—	7,358	—	7,358
Pension adjustment, net of taxes	—	—	—	—	24	24
Unrealized loss on securities, net of taxes
and reclassification adjustment	—	—	—	—	(30)	(30)
Dividends declared	—	—	—	(3,063)	—	(3,063)
Excess tax benefits for share-based
payments	—	—	203	—	—	203

Balance, June 30, 2015	38,155	$3,816	$3,075	$82,050	$(1,975)	$86,966

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$7,358	$4,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	359
Gain on sale of equipment and property	(12)	(17)
Stock-based compensation expense	984	904
Excess tax benefits for share-based payments	(203)	(298)
Deferred income tax provision (benefit)	420	(170)
(Increase) decrease in assets:
Accounts receivable	(2,213)	(2,350)
Inventories	(1,317)	3,682
Prepaid expenses and other current assets	(158)	229
Income taxes receivable	123	692
Other non-current assets	(116)	(352)
Increase (decrease) in liabilities:
Accounts payable	5,632	(1,093)
Income taxes payable	624	528
Accrued expenses and other liabilities	831	1,783
Other long-term liabilities	(281)	63
Net cash provided by operating activities	12,047	8,951

INVESTING ACTIVITIES
Capital expenditures	(2,956)	(258)
Proceeds from sale of assets	7	39
Purchases of marketable securities	(7,427)	(11,938)
Sales of marketable securities	8,174	2,559
Maturities of marketable securities	250	1,600
Net cash used for investing activities	(1,952)	(7,998)

FINANCING ACTIVITIES
Payment of dividends	(3,063)	(2,291)
Excess tax benefits for share-based payments	203	298
Cash paid for common stock purchased and retired	(1,995)	(1,621)
Net cash used for financing activities	(4,855)	(3,614)

Net increase (decrease) in cash and cash equivalents	5,240	(2,661)
Cash and cash equivalents at beginning of period	4,072	5,114
Cash and cash equivalents at end of period	$9,312	$2,453

Supplemental information:
Income tax payments, net	$2,372	$1,096

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU require that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted these provisions in the first quarter of 2015 and the adoption did not have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

•	Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).The ASU reduces the number of consolidation models from four to two, thereby simplifying the criteria for consolidation by:

i.	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

ii.	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE) and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of these provisions on its financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	EARNINGS PER SHARE

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

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended June 30		Six months ended June 30
(In thousands except per share data )	2015	2014	2015	2014
Net income available for stockholders	$4,429	$3,013	$7,358	$4,991
Less: Dividends paid	(1,532)	(1,147)	(3,063)	(2,291)
Undistributed earnings	$2,897	$1,866	$4,295	$2,700

Basic shares outstanding:
Common stock	35,771	35,741	35,775	35,743
Restricted shares of common stock	1,255	1,248	1,250	1,230
	37,026	36,989	37,025	36,973
Diluted shares outstanding:
Common stock	35,771	35,741	35,775	35,743
Dilutive effect of stock based awards	94	191	199	267
	35,865	35,932	35,974	36,010
Restricted shares of common stock	1,255	1,248	1,250	1,230
	37,120	37,180	37,224	37,240

Earnings per share attributable to common stock and restricted shares of common stock (participating securities) is as follows:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Basic earnings per share
Common stock	$0.12	$0.08	$0.20	$0.13
Restricted shares of common stock	0.12	0.08	0.19	0.13

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2015, there were approximately 2,620,250 shares available for grant.

Stock-based compensation for the three and six months ended June 30, 2015 and 2014 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Pre – tax cost	$497	$459	$984	$904
After tax cost	$320	$296	$634	$582

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2014	1,251,400	$6.47
Granted	319,750	7.08
Vested	(313,800)	5.77
Forfeited	(2,000)	6.40
Non-vested shares at June 30, 2015	1,255,350	$6.80

The total fair value of shares vested was approximately $2,254,000 during the six months ended June 30, 2015 and $2,356,000 during the six months ended June 30, 2014. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $203,000 for the six months ended June 30, 2015 and $298,000 for the six months ended June 30, 2014 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of June 30, 2015, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,918,000. This cost is expected to be recognized over a weighted-average period of 3.86 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net realized gain	$11	$-	$32	$2
Reclassification of net realized gains from other comprehensive income	$11	$-	$32	$2

Gross unrealized gains (losses) on marketable securities are as follows:

	June 30, 2015		December 31, 2014
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$61	$(34)	$121	$(31)
Corporate Obligations	13	(1)	1	(6)
	$74	$(35)	$122	$(37)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	June 30, 2015			December 31, 2014
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains (Losses)
(in thousands)
Municipal Obligations	$30,906	$30,933	$27	$31,990	$32,080	$90
Corporate Obligations	5,496	5,508	12	5,409	5,404	(5)
Total	$36,402	$36,441	$39	$37,399	$37,484	$85

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

The manufacturers of the engines included on our boats provide various engine warranties as well. An analysis of the warranty accruals for the six months ended June 30, 2015 and 2014 is as follows:

(in thousands)	2015	2014
Balance at beginning of period	$3,836	$3,410
Less: Payments made during the period	(695)	(618)
Add: Warranty provision for the period	1,596	1,438
Changes to warranty provision for prior periods	(677)	108
Balance at June 30	$4,060	$4,338

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory during the six months ended June 30, 2015 or during the six months ended June 30, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.2 million as of June 30, 2015. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $13.6 million as of June 30, 2015.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials and supplies	$18,091	$16,996
Work in process	7,569	6,602
Finished goods	4,476	5,221
Total inventories	$30,136	$28,819

9.	INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the second quarter of 2015, the income tax provision reflects an effective tax rate of 32.2 percent, compared to an effective tax rate of 29.0 percent for the comparable period in the prior year. The effective rate for the six months ended June 30, 2015 is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction. The second quarter 2015 effective tax rate is higher than the rate for 2014 primarily due to increased profit.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest cost	$65	$65	$129	$130
Expected return on plan assets	(105)	(102)	(210)	(204)
Amortization of net losses	19	9	38	18
Net periodic benefit	$(21)	$(28)	$(43)	$(56)

The Company made contributions to this plan of $170 thousand during the six months ended June 30, 2015.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are marked to market and totaled $6,641,000 as of June 30, 2015 and $6,575,000 as of December 31, 2014. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations. Trading gains related to the SERP assets totaled approximately $67,000 during the six months ended June 30, 2015 and approximately $144,000 during the six months ended June 30, 2014.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,641	$-
Available-for-sale securities:
Municipal obligations	$-	$30,933	$-
Corporate obligations	-	5,508	-
	$-	$36,441	$-

	Fair Value Measurements at December 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,575	$-
Available-for-sale securities:
Municipal obligations	$-	$32,080	$-
Corporate obligations	-	5,404	-
	$-	$37,484	$-

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

 Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2014	$(2,024)	$55	$(1,969)
Change during the period ended June 30, 2015:
Before-tax amount	-	(96)	(96)
Tax provision	-	34	34
Reclassification adjustment, net of taxes
Amortization of net loss (1)	24	-	24
Net realized gain (2)	-	32	32
Total activity for the period	24	(30)	(6)
Balance at June 30, 2015	$(2,000)	$25	$(1,975)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2013	$(990)	$137	$(853)
Change during the period ended June 30, 2014:
Before-tax amount	–	7	7
Tax benefit	–	(4)	(4)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	6	-	6
Net realized gain (2)	-	1	1
Total activity for the period	6	4	10
Balance at June 30, 2014	$(984)	$141	$(843)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	SUBSEQUENT EVENT

On July 28, 2015, the Board of Directors approved a $0.04 per share cash dividend payable September 10, 2015 to stockholders of record at the close of business August 10, 2015.

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

Our net sales were higher during the second quarter of 2015 compared to the first quarter of 2015 and the second quarter of 2014 primarily due to an increase in Robalo unit sales, coupled with sales of our new SunCoast outboard boats and Vortex jet boats.

Operating income increased 55.7 percent during the second quarter of 2015 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased due to costs that vary with sales and profitability, such as officer incentive compensation and sales commissions. Dealer inventory in units as of June 30, 2015 was lower than at the end of the first quarter of 2015, and only slightly higher than at the end of the second quarter of 2014.

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

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2013. We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats. Fluctuations in fuel prices can impact our sales, and during the fourth quarter of 2014 fuel prices significantly decreased compared to both the prior quarter and the prior year and have remained low in the first six months of 2015. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises the majority of the Company’s sales. The higher cost of boat ownership also discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2016 model year which began on July 1, 2015. We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX’s and Robalo bay boat models. In addition, we continue to experience a favorable consumer reception of our new Vortex jet boats and SunCoast outboard boats. For the 2016 model year, we will introduce among others, a smaller Robalo model, a new Chaparral sterndrive sport boat, and a smaller SunCoast outboard boat. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. We plan to continue to develop and produce additional new products for subsequent model years.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total number of boats sold	1,215	979	2,188	1,902
Average gross selling price per boat (in thousands)	$44.1	$44.3	$45.4	$46.2
Net sales (in thousands)	$59,498	$47,975	$110,142	$95,677
Percentage of cost of goods sold to net sales	78.8%	80.3%	79.3%	80.9%
Gross profit margin percent	21.2%	19.7%	20.7%	19.1%
Percentage of selling, general and administrative expenses to net sales	10.4%	11.1%	11.0%	11.9%
Operating income (in thousands)	$6,423	$4,125	$10,677	$6,893
Warranty expense (in thousands)	$533	$745	$919	$1,546

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Net sales for the three months ended June 30, 2015 increased $11.5 million or 24.0 percent compared to the comparable period in 2014. The change in net sales during the quarter compared to the prior year was due primarily to a 24.1 percent increase in the number of units sold. The increase in net sales was due to higher unit sales of our Vortex Jet Boats during the quarter as compared to the prior year, as well as increased unit sales of our Robalo boats and SunCoast outboards, partially offset by a decrease in sales of our sterndrive boats. In the second quarter of 2015, net sales outside of the United States accounted for 13.0 percent of net sales compared to 18.8 percent of net sales in the second quarter of 2014. International net sales decreased 14.3 percent during the second quarter of 2015 to $7.7 million, primarily due to the strength of the U.S. dollar. Domestic net sales increased 32.9 percent to $51.8 million compared to the second quarter of the prior year.

Cost of goods sold for the three months ended June 30, 2015 was $46.9 million compared to $38.5 million for the comparable period in 2014, an increase of $8.4 million or 21.7 percent. Cost of goods sold decreased to 78.8 percent of net sales for the three months ended June 30, 2015 from 80.3 percent for the comparable period in 2014, primarily due to improved operating efficiencies due to higher production volumes, coupled with decreases in certain raw materials costs.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended June 30, 2015 were $6.2 million compared to $5.3 million for the comparable period in 2014, an increase of $0.9 million or 16.5 percent. This increase was due primarily to costs that vary with sales and profitability, such as sales commissions and incentive compensation, partially offset by a decrease in warranty expense. Warranty expense was lower primarily due to a model mix in recent years which included an increase in smaller boats with fewer accessories and the resulting improvement in warranty claims experience. Selling, general and administrative expenses as a percentage of net sales declined to 10.4 percent in the second quarter of 2015 from 11.1 percent in the second quarter of 2014.

Operating income for the three months ended June 30, 2015 increased $2.3 million or 55.7 percent compared to the comparable period in 2014 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $105 thousand during the three months ended June 30, 2015 compared to $121 thousand for the comparable period in 2014. This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio, coupled with lower return.

Income tax provision for the three months ended June 30, 2015 was $2.1 million compared to $1.2 million for the comparable period in 2014. The income tax provision for the three months ended June 30, 2015 reflects an effective tax rate of 32.2 percent compared to an effective tax rate of 29.0 percent for the comparable period in the prior year. The second quarter 2015 effective tax rate is higher than the prior year primarily due to increased profit.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Net sales for the six months ended June 30, 2015 increased $14.5 million or 15.1 percent compared to the comparable period in 2014. The change in net sales was due primarily to a 15.0 percent increase in the number of units sold. The increase in net sales was due to a large increase in Robalo unit sales, coupled with sales of our new SunCoast outboard and Vortex jet boats, partially offset by a decrease in sales of our sterndrive boats. In the first six months of 2015, sales outside of the United States accounted for 13.3 percent of net sales compared to 18.6 percent of net sales for the comparable period in 2014. International net sales decreased 18.0 percent to 14.6 million, primarily due to the strength of the U.S. dollar. Domestic net sales increased 22.7 percent to 95.5 million compared to the six months ending June 30, 2014.

Cost of goods sold for the six months ended June 30, 2015 was $87.3 million compared to $77.4 million for the comparable period in 2014, an increase of $9.9 million or 12.8 percent. Cost of goods sold decreased to 79.3 percent of net sales for the six months ended June 30, 2015 from 80.9 percent for the comparable period in 2014, primarily due to improved operating efficiencies due to higher production volumes, coupled with decreases in certain raw materials costs.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the six months ended June 30, 2015 were $12.1 million compared to $11.4 million for the comparable period in 2014, an increase of $0.7 million or 6.6 percent. This increase was due primarily costs that vary with sales and profitability, such as sales commissions and incentive compensation, partially offset by lower warranty expense. Warranty expense was lower primarily due to a model mix in recent years which included an increase in smaller boats with fewer accessories and the resulting improvement in warranty claims experience. Warranty expense was 0.8 percent of net sales for the six months ended June 30, 2015 compared to 1.6 percent in the prior year.

Operating income for the six months ended June 30, 2015 increased $3.8 million or 54.9 percent compared to the comparable period in 2014 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $222 thousand during the six months ended June 30, 2015 compared to $243 thousand for the comparable period in 2014. This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio, coupled with lower return.

Income tax provision for the six months ended June 30, 2015 was $3.5 million compared to $2.1 million for the comparable period in 2014. The income tax provision for the six months ended June 30, 2015 reflects an effective tax rate of 32.5 percent compared to an effective tax rate of 30.1 percent for the comparable period in the prior year. The 2015 effective tax rate is higher than the prior year primarily due to increased profit.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2015 were $9.3 million compared to $4.1 million at December 31, 2014. In addition, the aggregate of short-term and long-term marketable securities was $36.4 million at June 30, 2015 compared to $37.5 million at December 31, 2014.

The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2015	2014

Net cash provided by operating activities	$12,047	$8,951
Net cash used for investing activities	(1,952)	(7,998)
Net cash used for financing activities	$(4,855)	$(3,614)

Cash provided by operating activities for the six months ended June 30, 2015 increased approximately $3.1 million compared to the comparable period in 2014. This increase is primarily due to an increase in net income, coupled with a favorable change in working capital. The major components of the net favorable change in working capital were as follows: an unfavorable change of $5.0 million in inventories to support increased production levels, coupled with the timing of shipments; an unfavorable change of $1.0 million in other accrued expenses primarily due to the timing of payments related to payroll and retail incentives; and a $6.7 million favorable change in accounts payable, due primarily to timing of payments, coupled with an increase in production levels.

Cash used for investing activities for the six months ended June 30, 2015 was approximately $2.0 million compared to $8.0 million used for investing activities for the same period in 2014. The decrease in cash used for investing activities is primarily due to a decrease in purchases of marketable securities in the current period, partially offset by $3.0 million in capital expenditures.

Cash used for financing activities for the six months ended June 30, 2015 increased approximately $1.2 million compared to the six months ended June 30, 2014 primarily due to a 33.3 percent increase in the quarterly dividends paid in the first six months of 2015.

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

Cash Requirements

The Company currently expects that capital expenditures during 2015 will be approximately $3.2 million, of which $3.0 million has been spent through June 30, 2015.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company made a $170 thousand cash contribution to this plan during the first six months of 2015 and does not expect to make any additional contributions for the remainder of 2015.

As of June 30, 2015, the Company has purchased a total of 5,337,610 shares in the open market under the Company stock repurchase program and there are 2,912,390 shares that remain available for repurchase under the current authorization. The Company repurchased 179,161 shares under this program during the six months ended June 30, 2015.

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

For our Robalo products, Marine Products provides a transferable ten-year limited structural hull warranty against defects in material and workmanship to the original owner, and a five-year limited hull warranty to one subsequent owner. Additionally, Marine Products provides a transferable one-year limited warranty on other components. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended June 30, 2015 and 2014.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory during the three months ended June 30, 2015 or during the three months ended June 30, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.2 million as of June 30, 2015. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $13.6 million as of June 30, 2015.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $362 thousand in the six months ended June 30, 2015 and $339 thousand in the six months ended June 30, 2014.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as larger models in the Chaparral line-up including the SSX’s and new Robalo bay boat models; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company's plan to introduce new models in the 2016 model year; our plans to continue to develop and produce additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2015; the Company’s expectation about contributions to its pension plan in 2015; the Company’s belief about the amount and timing of inventory repurchases; the Company’s belief that it will incur lower material purchase prices in 2015 which will reduce the manufactured costs of certain components of the Company’s products, although the Company cannot be certain that these lower prices will enhance its profit margins; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2015, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of June 30, 2015, the Company’s investment portfolio, totaling approximately $36.4 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2014, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2014 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, June 30, 2015 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the second quarter of 2015 are outlined below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
April 1, 2015 to April 30, 2015	-	$-	-	3,085,083

Month #2
May 1, 2015 to May 31, 2015	58,245	6.56	382,288	3,026,838

Month #3
June 1, 2015 to June 30, 2015	114,448	6.51	744,977	2,912,390
Totals	172,693	$6.53	1,127,265	2,912,390
(1)	The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of June 30, 2015, a total of 5,337,610 shares have been repurchased in the open market under this program and there are 2,912,390 shares that remain available for repurchase. The program does not have a predetermined expiration date.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On July 28, 2015, the Board of Directors of the Company amended the Company’s Amended and Restated By-laws solely to repeal the provisions addressing the payment of costs for specified stockholder actions, including a stockholder’s breach of the By-laws or specified intra-corporate proceedings in which such stockholder is not the prevailing party.

The foregoing summary of the amendment to the By-laws is qualified in its entirety by reference to the text of the By-laws, as amended and restated on and effective as of July 28, 2015, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: July 31, 2015	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2015	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

