Form 10-Q
period 2015-09-30
MARINE PRODUCTS CORP
filed 2015-10-30
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of October 23, 2015, Marine Products Corporation had 38,136,728 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(In thousands)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS		(Note 1)

Cash and cash equivalents	$9,111	$4,072
Marketable securities	9,007	3,653
Accounts receivable, net	3,961	2,369
Inventories	32,306	28,819
Income taxes receivable	713	123
Deferred income taxes	2,372	2,480
Prepaid expenses and other current assets	1,826	1,706
Total current assets	59,296	43,222
Property, plant and equipment, net accumulated depreciation of $24,841 in 2015 and $24,180 in 2014	12,809	9,890
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	26,106	33,831
Deferred income taxes	2,831	3,214
Other assets	9,798	9,893
Total assets	$114,613	$103,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$9,083	$3,577
Accrued expenses and other liabilities	9,986	9,631
Total current liabilities	19,069	13,208
Pension liabilities	6,465	7,039
Other long-term liabilities	77	82
Total liabilities	25,611	20,329
Common stock	3,814	3,813
Capital in excess of par value	3,479	3,895
Retained earnings	83,628	77,755
Accumulated other comprehensive loss	(1,919)	(1,969)
Total stockholders' equity	89,002	83,494
Total liabilities and stockholders' equity	$114,613	$103,823

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net sales	$47,038	$37,932	$157,180	$133,609
Cost of goods sold	37,164	30,965	124,497	108,372
Gross profit	9,874	6,967	32,683	25,237
Selling, general and administrative expenses	5,420	4,391	17,552	15,768
Operating income	4,454	2,576	15,131	9,469
Interest income	103	116	325	359
Income before income taxes	4,557	2,692	15,456	9,828
Income tax provision	1,454	810	4,995	2,955
Net income	$3,103	$1,882	$10,461	$6,873

Earnings per share
Basic	$0.08	$0.05	$0.28	$0.19
Diluted	$0.08	$0.05	$0.28	$0.18

Dividends paid per share	$0.04	$0.03	$0.12	$0.09

Weighted Average shares outstanding
Basic	36,889	36,904	36,982	36,950
Diluted	36,980	37,190	37,163	37,236

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income	$3,103	$1,882	$10,461	$6,873

Other comprehensive income (loss), net of taxes:
Pension adjustment	12	5	36	17
Unrealized gain (loss) on securities, net of reclassification adjustments	44	(32)	14	8
Comprehensive income	$3,159	$1,855	$10,511	$6,898

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2014	38,131	$3,813	$3,895	$77,755	$(1,969)	$83,494
Stock issued for stock incentive plans, net	317	32	1,440	—	—	1,472
Stock purchased and retired	(311)	(31)	(2,077)	—	—	(2,108)
Net income	—	—	—	10,461	—	10,461
Pension adjustment, net of taxes	—	—	—	—	36	36
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	14	14
Dividends declared	—	—	—	(4,588)	—	(4,588)
Excess tax benefits for share-based payments	—	—	221	—	—	221

Balance, September 30, 2015	38,137	$3,814	$3,479	$83,628	$(1,919)	$89,002

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$10,461	$6,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	690	536
Gain on sale of equipment and property	(12)	(17)
Stock-based compensation expense	1,481	1,372
Excess tax benefits for share-based payments	(221)	(311)
Deferred income tax provision (benefit)	453	(462)
(Increase) decrease in assets:
Accounts receivable	(1,592)	(1,494)
Inventories	(3,487)	4,286
Prepaid expenses and other current assets	(120)	195
Income taxes receivable	(590)	360
Other non-current assets	95	(339)
Increase (decrease) in liabilities:
Accounts payable	5,506	369
Income taxes payable	374	426
Accrued expenses and other liabilities	202	1,261
Other long-term liabilities	(522)	93
Net cash provided by operating activities	12,718	13,148

INVESTING ACTIVITIES
Capital expenditures	(3,604)	(345)
Proceeds from sale of assets	7	39
Purchases of marketable securities	(9,896)	(15,324)
Sales of marketable securities	11,389	4,719
Maturities of marketable securities	900	2,690
Net cash used for investing activities	(1,204)	(8,221)

FINANCING ACTIVITIES
Payment of dividends	(4,588)	(3,435)
Excess tax benefits for share-based payments	221	311
Cash paid for common stock purchased and retired	(2,108)	(1,621)
Net cash used for financing activities	(6,475)	(4,745)

Net increase in cash and cash equivalents	5,039	182
Cash and cash equivalents at beginning of period	4,072	5,114
Cash and cash equivalents at end of period	$9,111	$5,296

Supplemental information:
Income tax payments, net	$4,757	$2,632

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted:

•	Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. All of the changes are to be recorded in the reporting period and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. These amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company plans to adopt the provisions in the first quarter of 2016 for all business combinations completed thereafter and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this ASU simplifies the measurement process and allows inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted. The Company plans to adopt the provisions in the first quarter of 2017 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).The ASU reduces the number of consolidation models from four to two, thereby simplifying the criteria for consolidation by:
i.	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.
ii.	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE) and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 in accordance with ASU 2015-14 that deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of these provisions on its financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	EARNINGS PER SHARE

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

A reconciliation of weighted average shares outstanding is as follows

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2015	2014	2015	2014
Net income available for stockholders	$3,103	$1,882	$10,461	$6,873
Less: Dividends paid	(1,525)	(1,144)	(4,588)	(3,435)
Undistributed earnings	$1,578	$738	$5,873	$3,438

Basic shares outstanding:
Common stock	35,634	35,642	35,731	35,710
Restricted shares of common stock	1,255	1,262	1,251	1,240
	36,889	36,904	36,982	36,950

Diluted shares outstanding:
Common stock	35,634	35,642	35,731	35,710
Dilutive effect of stock based awards	91	286	181	286
	35,725	35,928	35,912	35,996
Restricted shares of common stock	1,255	1,262	1,251	1,240
	36,980	37,190	37,163	37,236

Earnings per share attributable to common stock and restricted shares of common stock (participating securities) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic earnings per share
Common stock	$0.08	$0.05	$0.28	$0.19
Restricted shares of common stock	0.08	0.05	0.27	0.18

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2015, there were approximately 2,620,250 shares available for grant.

Stock-based compensation for the three and nine months ended September 30, 2015 and 2014 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Pre – tax cost	$497	$468	$1,481	$1,372
After tax cost	$321	$303	$955	$885

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three and nine months ended September 30, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2014	1,251,400	$6.47
Granted	319,750	7.08
Vested	(313,800)	5.77
Forfeited	(2,750)	6.82
Non-vested shares at September 30, 2015	1,254,600	$6.80

The total fair value of shares vested was approximately $2,254,000 during the nine months ended September 30, 2015 and $2,356,000 during the nine months ended September 30, 2014. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $221,000 for the nine months ended September 30, 2015 and $311,000 for the nine months ended September 30, 2014 were credited to capital in excess of par value and classified as financing cash flows.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of September 30, 2015, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,421,000. This cost is expected to be recognized over a weighted-average period of 3.6 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net realized gain	$12	$3	$44	$5
Reclassification of net realized gains from other comprehensive income	$12	$3	$44	$5

Gross unrealized gains (losses) on marketable securities are as follows:

	September 30, 2015		December 31, 2014
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$91	$(7)	$121	$(31)
Corporate Obligations	23	(1)	1	(6)
	$114	$(8)	$122	$(37)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	September 30, 2015			December 31, 2014
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains (Losses)
(in thousands)
Municipal Obligations	$30,014	$30,098	$84	$31,990	$32,080	$90
Corporate Obligations	4,993	5,015	22	5,409	5,404	(5)
Total	$35,007	$35,113	$106	$37,399	$37,484	$85

Municipal obligations consist primarily of municipal notes rated A- or higher ranging in maturity from less than one year to over 21 years. Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to five years. These securities are rated A- or higher. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between the fourth quarter of 2016 and 2037.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

For our Chaparral models, Marine Products provides a lifetime limited structural hull warranty against defects in material and workmanship for the original purchaser, and a five-year limited structural hull warranty for one subsequent owner. Additionally, a non-transferable five-year limited structural deck warranty against defects in materials and workmanship is available to the original owner. Warranties on additional items are provided for periods of one to five years.

For our Robalo models, Marine Products provides a transferable ten-year limited structural hull warranty against defects in material and workmanship to the original owner, and a five-year limited hull warranty to one subsequent owner. Additionally, Marine Products provides a transferable one-year limited warranty on other components.

The manufacturers of the engines included on our boats provide various engine warranties as well. An analysis of the warranty accruals for the nine months ended September 30, 2015 and 2014 is as follows:

(in thousands)	2015	2014
Balance at beginning of period	$3,836	$3,410
Less: Payments made during the period	(1,213)	(1,039)
Add: Warranty provision for the period	1,993	1,918
Changes to warranty provision for prior periods	(858)	(66)
Balance at September 30	$3,758	$4,223

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory during the nine months ended September 30, 2015 or during the nine months ended September 30, 2014.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.2 million as of September 30, 2015. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $12.7 million as of September 30, 2015.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials and supplies	$19,781	$16,996
Work in process	7,087	6,602
Finished goods	5,438	5,221
Total inventories	$32,306	$28,819

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the third quarter of 2015, the income tax provision reflects an effective tax rate of 31.9 percent, compared to an effective tax rate of 30.1 percent for the comparable period in the prior year.  The effective rate for the nine months ended September 30, 2015 is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction.  The third quarter 2015 effective tax rate is higher than the rate for 2014 primarily due to increased profit without the benefit of the federal R&D credit which has not been re-enacted for 2015.

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest cost	$65	$65	$194	$195
Expected return on plan assets	(106)	(103)	(316)	(307)
Amortization of net losses	19	9	57	27
Net periodic benefit	$(22)	$(29)	$(65)	$(85)

The Company made contributions to this plan of $170 thousand during the nine months ended September 30, 2015.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are marked to market and totaled $6,408,000 as of September 30, 2015 and $6,575,000 as of December 31, 2014. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations. Trading losses related to the SERP assets totaled approximately $167,000 during the nine months ended September 30, 2015, compared to trading gains of $99,000 during the nine months ended September 30, 2014.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,408	$-
Available-for-sale securities:
Municipal obligations	$-	$30,098	$-
Corporate obligations	-	5,015	-
	$-	$35,113	$-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment		Unrealized Gain On Securities	Total
Balance at December 31, 2014	$(2,024)		$55	$(1,969)
Change during the period ended September 30, 2015:
Before-tax amount		_	(46)	(46)
Tax provision		_	16	16
Reclassification adjustment, net of taxes
Amortization of net loss (1)	36		-	36
Net realized gain (2)	-		44	44
Total activity for the period	36		14	50
Balance at September 30, 2015	$(1,988)		$69	$(1,919)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

(in thousands)	Pension Adjustment		Unrealized Gain On Securities	Total
Balance at December 31, 2013	$(990)		$137	$(853)
Change during the period ended September 30, 2014:
Before-tax amount		_	5	5
Tax benefit		_	(2)	(2)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	17		-	17
Net realized gain (2)	-		5	5
Total activity for the period	17		8	25
Balance at September 30, 2014	$(973)		$145	$(828)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	SUBSEQUENT EVENT

On October 27, 2015, the Board of Directors approved a $0.04 per share cash dividend in addition to a special dividend of $0.04 per share, both payable December 10, 2015 to stockholders of record at the close of business November 10, 2015.

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

Our net sales were lower during the third quarter of 2015 compared to the second quarter of 2015 but higher compared to the third quarter of 2014 primarily due to an increase in Robalo unit sales, coupled with sales of our new SunCoast outboard boats and Vortex jet boats.

Operating income increased 72.9 percent during the third quarter of 2015 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased due to costs that vary with sales and profitability, such as officer incentive compensation and sales commissions. Dealer inventory in units as of September 30, 2015 was slightly lower than at the end of the second quarter of 2015, but higher than at the end of the third quarter of 2014.

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

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2013. We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats. Fluctuations in fuel prices can impact our sales, and during the fourth quarter of 2014 fuel prices significantly decreased compared to both the prior quarter and the prior year, and have remained low in the first nine months of 2015. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises the majority of the Company’s sales. The higher cost of boat ownership also discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2016 model year which began on July 1, 2015. We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX’s and Robalo bay boat models. In addition, we continue to experience a favorable consumer reception of our new Chaparral Vortex jet boats and Chaparral SunCoast outboard boats. For the 2016 model year, we have introduced a smaller Robalo model, a new Chaparral sterndrive sport boat, and a smaller SunCoast outboard boat. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. We plan to continue to develop and produce additional new products for subsequent model years.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total number of boats sold	1,024	801	3,212	2,703
Average gross selling price per boat (in thousands)	$41.3	$43.2	$44.1	$45.3
Net sales (in thousands)	$47,038	$37,932	$157,180	$133,609
Percentage of cost of goods sold to net sales	79.0%	81.6%	79.2%	81.1%
Gross profit margin percent	21.0%	18.4%	20.8%	18.9%
Percentage of selling, general and administrative expenses to net sales	11.5%	11.6%	11.2%	11.8%
Operating income (in thousands)	$4,454	$2,576	$15,131	$9,469
Warranty expense (in thousands)	$216	$306	$1,135	$1,852

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Net sales for the three months ended September 30, 2015 increased $9.1 million or 24.0 percent compared to the comparable period in 2014. The change in net sales during the quarter compared to the prior year was due primarily to a 27.8 percent increase in the number of units sold. The increase in net sales was due to higher Robalo unit sales during the quarter as compared to the prior year, as well as increased unit sales of our Vortex jet boats and SunCoast outboards. In the third quarter of 2015, net sales outside of the United States accounted for 7.9 percent of net sales compared to 13.7 percent of net sales in the third quarter of 2014. Domestic net sales increased 32.4 percent to $43.3 million compared to the third quarter of the prior year. International net sales decreased 28.5 percent during the third quarter of 2015 to $3.7 million, primarily due to the strength of the U.S. dollar.

Cost of goods sold for the three months ended September 30, 2015 was $37.2 million compared to $31.0 million for the comparable period in 2014, an increase of $6.2 million or 20.0 percent. Cost of goods sold decreased to 79.0 percent of net sales for the three months ended September 30, 2015 from 81.6 percent for the comparable period in 2014, primarily due to improved operating efficiencies due to higher production volumes, coupled with a favorable model mix.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended September 30, 2015 were $5.4 million compared to $4.4 million for the comparable period in 2014, an increase of $1.0 million or 23.4 percent. This increase was due primarily to expenses that vary with sales and profitability, as well as higher advertising expenses. These increases were partially offset by decreases in warranty expense, which decreased due to favorable warranty claims experience. Selling, general and administrative expenses as a percentage of net sales declined slightly to 11.5 percent in the third quarter of 2015 from 11.6 percent in the third quarter of 2014.

Operating income for the three months ended September 30, 2015 increased $1.9 million or 72.9 percent compared to the comparable period in 2014 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $103 thousand during the three months ended September 30, 2015 compared to $116 thousand for the comparable period in 2014. This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio, partially offset by higher return.

Income tax provision for the three months ended September 30, 2015 was $1.5 million compared to $0.8 million for the comparable period in 2014. The income tax provision for the three months ended September 30, 2015 reflects an effective tax rate of 31.9 percent compared to an effective tax rate of 30.1 percent for the comparable period in the prior year. The third quarter 2015 effective tax rate is higher than the prior year primarily due to increased profit without the benefit of the federal R&D credit which has not been re-enacted for 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Net sales for the nine months ended September 30, 2015 increased $23.6 million or 17.6 percent compared to the comparable period in 2014. The change in net sales was due primarily to a 18.8 percent increase in the number of units sold. The increase in net sales was due to a large increase in Robalo unit sales, coupled with sales of our new SunCoast outboard and Vortex jet boats, partially offset by a decrease in sales of our sterndrive boats. Domestic net sales increased 25.6 percent to $138.9 million compared to the nine months ending September 30, 2014. In the first nine months of 2015, sales outside of the United States accounted for 11.7 percent of net sales compared to 17.2 percent of net sales for the comparable period in 2014. International net sales decreased 20.4 percent during the first nine months of 2015 to $18.3 million, primarily due to the strength of the U.S. dollar.

Cost of goods sold for the nine months ended September 30, 2015 was $124.5 million compared to $108.4 million for the comparable period in 2014, an increase of $16.1 million or 14.9 percent. Cost of goods sold decreased to 79.2 percent of net sales for the nine months ended September 30, 2015 from 81.1 percent for the comparable period in 2014, primarily due to improved operating efficiencies due to higher production volumes, coupled with decreases in certain raw materials costs.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $17.6 million compared to $15.8 million for the comparable period in 2014, an increase of $1.8 million or 11.3 percent. This increase was due primarily to costs that vary with sales and profitability, such as sales commissions and incentive compensation, partially offset by lower warranty expense. Warranty expense was lower primarily due to a model mix in recent years which included an increase in smaller boats with fewer accessories and the resulting improvement in warranty claims experience. Warranty expense was 0.7 percent of net sales for the nine months ended September 30, 2015 compared to 1.4 percent in the prior year.

Operating income for the nine months ended September 30, 2015 increased $5.7 million or 59.8 percent compared to the comparable period in 2014 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $325 thousand during the nine months ended September 30, 2015 compared to $359 thousand for the comparable period in 2014. This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio, partially offset by higher return.

Income tax provision for the nine months ended September 30, 2015 was $5.0 million compared to $3.0 million for the comparable period in 2014. The income tax provision for the nine months ended September 30, 2015 reflects an effective tax rate of 32.3 percent compared to an effective tax rate of 30.1 percent for the comparable period in the prior year. The 2015 effective tax rate is higher than the prior year primarily due to increased profit without the benefit of the federal R&D credit which has not been re-enacted for 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2015 were $9.1 million compared to $4.1 million at December 31, 2014. In addition, the aggregate of short-term and long-term marketable securities was $35.1 million at September 30, 2015 compared to $37.5 million at December 31, 2014.

The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2015	2014

Net cash provided by operating activities	$12,718	$13,148
Net cash used for investing activities	(1,204)	(8,221)
Net cash used for financing activities	$(6,475)	$(4,745)

Cash provided by operating activities for the nine months ended September 30, 2015 decreased approximately $0.4 million compared to the comparable period in 2014. This decrease is primarily due to an unfavorable change in working capital, partially offset by an increase in net income. The major components of the net unfavorable change in working capital were as follows: an unfavorable change of $7.8 million in inventories to support increased production levels, coupled with the timing of shipments of finished boats; an unfavorable change of $1.1 million in other accrued expenses primarily due to the timing of payments related to payroll expenses; and a $5.1 million favorable change in accounts payable, due primarily to timing of payments, coupled with an increase, consistent with higher inventory levels.

Cash used for investing activities for the nine months ended September 30, 2015 was approximately $1.2 million compared to $8.2 million used for investing activities for the same period in 2014. The decrease in cash used for investing activities is primarily due to lower net purchases of marketable securities in the current year, partially offset by $3.6 million in capital expenditures.

Cash used for financing activities for the nine months ended September 30, 2015 increased approximately $1.7 million compared to the nine months ended September 30, 2014 primarily due to a 33.3 percent increase in the quarterly dividend declared, coupled with an increase in open market share repurchases in the first nine months of 2015.

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

Cash Requirements

The Company currently expects that capital expenditures during 2015 will be approximately $3.7 million, of which $3.6 million has been spent through September 30, 2015.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company made a $170 thousand cash contribution to this plan during the first nine months of 2015 and does not expect to make any additional contributions for the remainder of 2015.

As of September 30, 2015, the Company has purchased a total of 5,355,540 shares in the open market under the Company stock repurchase program and there are 2,894,460 shares that remain available for repurchase under the current authorization. The Company repurchased 197,091 shares under this program during the nine months ended September 30, 2015.

On October 27, 2015 the Board of Directors approved a $0.04 per share cash dividend in addition to a special dividend of $0.04 per common share, both payable December 10, 2015 to stockholders of record at the close of business November 10, 2015. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

For our Chaparral models, Marine Products provides a lifetime limited structural hull warranty against defects in material and workmanship for the original purchaser, and a five-year limited structural hull warranty for one subsequent owner. Additionally, a non-transferable five-year limited structural deck warranty against defects in materials and workmanship is available to the original owner. Warranties on additional items are provided for periods of one to five years.

For our Robalo models, Marine Products provides a transferable ten-year limited structural hull warranty against defects in material and workmanship to the original owner, and a five-year limited hull warranty to one subsequent owner. Additionally, Marine Products provides a transferable one-year limited warranty on other components. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended September 30, 2015 and 2014.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory during the three months ended September 30, 2015 or during the three months ended September 30, 2014.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.2 million as of September 30, 2015. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $12.7 million as of September 30, 2015.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $550 thousand for the nine months ended September 30, 2015 and $501 thousand for the nine months ended September 30, 2014.

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

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and stainless steel, have been volatile in the years following the financial crisis of 2008. During 2014 and the first three quarters of 2015, the prices of several of these raw materials fell to their lowest prices in several years. As a result, we believe that the Company will incur lower materials purchase prices in 2015. These lower prices of materials will reduce the manufactured cost of certain components of the Company’s products, but we cannot be certain that these lower prices will enhance our overall profit margins, due to the competitive nature of the selling environment for the Company’s products. Furthermore, the prices of these raw materials remain volatile, and may increase in the future.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as larger models in the Chaparral line-up including the SSX’s and new Robalo bay boat models; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s plan to introduce new models in the 2016 model year; our plans to continue to develop and produce additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2015; the Company’s expectation about contributions to its pension plan in 2015; the Company’s belief about the amount and timing of inventory repurchases; the Company’s belief that it will incur lower material purchase prices in 2015 which will reduce the manufactured costs of certain components of the Company’s products, although the Company cannot be certain that these lower prices will enhance its profit margins; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of September 30, 2015, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of September 30, 2015, the Company’s investment portfolio, totaling approximately $35.1 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2014, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2014 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2015 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the third quarter of 2015 are outlined below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
July 1, 2015 to July 31, 2015	5,000	$6.25	5,000	2,907,390

Month #2
August 1, 2015 to August 31, 2015	11,796	6.27	11,796	2,895,594

Month #3
September 1, 2015 to September 30, 2015	1,134	6.50	1,134	2,894,460
Totals	17,930	$6.27	17,930	2,894,460

(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of September 30, 2015, a total of 5,355,540 shares have been repurchased in the open market under this program and there are 2,894,460 shares that remain available for repurchase. The program does not have a predetermined expiration date.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit Number	Description

3.1(a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

3.1(b)	Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on September 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 9, 2005).

3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2015).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: October 30, 2015	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 30, 2015	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

