Form 10-K
period 2015-12-31
MARINE PRODUCTS CORP
filed 2016-02-29
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2015, the last business day of the registrant’s most recent second fiscal quarter, was $65,594,018 based on the closing price on the New York Stock Exchange on June 30, 2015 of $6.24 per share.

Marine Products Corporation had 38,373,970 shares of common stock outstanding as of February 18, 2016.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Acquisition Company LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s plans regarding distribution of its products to a broad range of consumers worldwide; the Company’s belief that there are several alternative suppliers of fiberglass that could provide adequate quality and quantities of this raw material at acceptable prices; the Company’s plans to continue purchasing sterndrive engines through the ABA; the Company’s belief that the level of dealer inventories of its new boat models are appropriate; management’s belief that the Company is well positioned to take advantage of current industry conditions; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s plan to capture additional market share with respect to entry level models and larger models; the Company’s belief that its corporate infrastructure, marketing and sales capabilities, financial strength and nationwide presence enables it to compete effectively against its competitors; the Company’s belief that it will not incur any material capital expenditures to comply with existing environmental or safety regulations; the Company’s belief that it will incur lower material purchase prices in 2016 which will reduce the costs of the Company’s products, although the Company cannot be certain lower prices will enhance profit margins; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its results of operations; the Company’s plan to continue to pay cash dividends subject to the earnings and financial condition of the Company and other relevant factors; the Company’s beliefs regarding recreational boating retail demand in many segments of the industry; the Company’s belief that continued improvement in retail boat sales will be modest due to the lack of strong economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; the Company’s plans regarding emphasis with respect to value-priced models as well as larger models in the Chaparral line-up; the Company’s belief that certain boats will expand our customer base and leverage our strong dealer network and reputation for quality and styling; the Company’s plans to continue to develop additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2016; the Company’s expectation about contributions to its pension plan in 2016; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; and the Company’s expectation regarding market risk of its investment portfolio.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, lack of credit availability and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products and competition from other boat manufacturers and dealers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 12 for a discussion of factors that may cause actual results to differ from our projections.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, sport yacht, jet boat and sport fishing markets. The Company sells its products to a network of 147 domestic and 85 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive pleasure boats including H2O Sport and Fish & Ski boats, SSi and SSX Sportboats, Sunesta Sportdecks, and Signature Cruisers, as well as SunCoast Sportdeck outboards, Vortex Jet Boats and Robalo outboard sport fishing boats. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2015] indicate that Chaparral is the largest manufacturer of sterndrive boats in lengths from 18 to 33 feet in the United States.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained workforce. With 51 years of boatbuilding experience, Chaparral continues to expand the range of its offerings through insightful product design and quality manufacturing processes in order to reach an increasingly discerning recreational boating market.

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

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral – Vortex Jet Boat	6	20′-24′	$33,000 - $78,000	Fiberglass sterndrive pleasure boats marketed as jet-powered boats with traditional bowrider styling. Features include enhanced maneuverability at low speeds and high seating capacity. National fixed retail price including a trailer. Also marketed as a high-performance wakeboard boat with optional surf package. Marketed to younger families and wakeboard enthusiasts.

Chaparral – H2O Sport Series	6	18′-21′	$23,000 - $50,000	Fiberglass multipurpose sterndrive runabouts. Sport and Ski & Fish series offers an affordable, entry-level product with a national fixed retail price including a standard engine and single axle trailer. Marketed to both experienced and value-conscious buyers.

Chaparral – SunCoast Outboard Deckboat	4	21′-25′	$40,000 - $93,000	Fiberglass multipurpose bowrider with outboard power and an open bow providing high seating capacity. Large deckboat-style boat, suitable for large inland bodies of water or coastal saltwater operations. Marketed with a national fixed retail price to saltwater boaters carrying large numbers of passengers.

Chaparral - SSi Wide Tech™	4	21′-24′	$55,000 - $111,000	Fiberglass sterndrive runabouts. Products encompass affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups. Wide Tech™ is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout and the style of a sportboat.

Chaparral - SSX Sportdeck	7	22′-33′	$61,000 - $359,000	Fiberglass sterndrive bowrider sportboats that combine features of sportboats and deckboats. Marketed as high value runabouts for family groups.

Chaparral – Sunesta	4	22′-28′	$67,000 - $174,000	Fiberglass sterndrive multipurpose deckboat-style bowriders with high-performance hull designs and flexible seating configurations. Options include updated graphics, swimming and galley features.

Chaparral - Signature Cruiser	4	27′-33′	$110,000 - $377,000	Fiberglass, accommodation-focused sterndrive cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo – Center Consoles	7	16′-30′	$19,000 - $253,000	Fiberglass outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen. Smaller models marketed with a fixed retail price and trailer.

Robalo – Cayman Bay Boats	3	20′-24′	$30,000 - $80,000	Fiberglass outboard-powered sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen. All models marketed with a fixed retail price and trailer.

Robalo – Dual Consoles	3	20′-24′	$36,000 - $128,000	Multi-purpose fiberglass outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen and families who use boats in salt water.

Robalo – Walkarounds	2	26′-30′	$140,000 - $302,000	Multi-purpose fiberglass outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Models feature cabins for overnight use. Marketed to experienced fishermen and families who use boats in salt water.

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

Suppliers

Marine Products’ three most significant components used in manufacturing its boats, based on cost, are engines, resins and fiberglass. For each of these, there is currently an adequate supply available in the market. Marine Products has not experienced any material shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mixes, introducing new product lines or limiting production in response to an industry-wide reduction in boat demand. Marine Products obtains most of its fiberglass from a leading supplier. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quality or quantities at acceptable prices.

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

Marine Products uses other raw materials in its manufacturing processes. Among these are steel, copper and aluminum made from hydrocarbon feedstocks. In response to global economic uncertainties, the prices of these commodities have fluctuated significantly over the past several years. During 2015 and the first quarter of 2016 the prices of several of these materials have fallen to their lowest prices in several years. See “Inflation” below.

Sales and Distribution

Domestic sales are made through approximately 59 Chaparral dealers, 24 Robalo dealers and 64 dealers that sell both brands located in markets throughout the United States. Marine Products also has 85 international dealers. During 2015 the financial strength of our dealer network continued to improve primarily due to improved availability of floorplan financing. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ eight independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounted for more than 10 percent of net sales during 2015, 2014 or 2013.

Marine Products continues to seek new dealers in many areas throughout the U.S., Canada, Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires full payment prior to shipping a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation. The volume of sales to international dealers as a percentage of total net sales declined in 2015 compared to 2014 primarily due to weaknesses in the Canadian and Russian markets. The Company’s international sales are affected by trends in consumer discretionary spending and the value of the U.S. dollar on global currency markets, among other things. International net sales as a percentage of total net sales were 10.8 percent in 2015, 15.3 percent in 2014, and 17.2 percent in 2013.

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

Approximately 53 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or pay cash. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits set by the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase amount is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.5 million as of December 31, 2015. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.7 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $15.2 million as of December 31, 2015. In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturers’ repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2016 model year (which commenced July 1, 2015), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through April 30, 2016. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We believe that dealer inventories of our boat models as of December 31, 2015 are appropriate relative to the current level of retail customer demand; approximately 60 percent of dealer inventories are current model year units, compared to 55 percent of current models this time last year. The sales order backlog as of December 31, 2015 was approximately 1,435 boats with estimated net sales of approximately $55.6 million. This represents an approximate 13.2 week backlog based on recent production levels. As of December 31, 2014, the sales order backlog was approximately 1,343 boats with estimated net sales of $52.9 million, representing an approximate 16.8 week backlog. The Company will continue to monitor the number of boats in dealer inventories and is prepared to adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

In support of its new product development efforts, Marine Products incurred research and development costs of $663 thousand in 2015, $743 thousand in 2014, and $1.1 million in 2013.

Industry Overview

The recreational marine market in the United States is a mature market, with 2014 (latest data available to us) retail expenditures of approximately $35 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ limited free time with all other leisure activities.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 87 million adults in the United States participated in recreational boating in 2014, although non-active boat owners cite lack of leisure time and increased operational costs as the primary reasons for not using their boats. There are currently approximately 16 million boats owned in the United States, including outboard, inboard, sterndrive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.). Marine Products competes in the sterndrive boating category with five lines of Chaparral boats, in the jet drive category with its Chaparral Vortex jet boats and in the outboard boating category with its Robalo sport fishing boats and Chaparral SunCoast deckboats. Approximately 47 percent of the Company’s unit sales in 2015 were sterndrive boats compared to 64 percent in 2014.

Industry sales of new sterndrive boats in the United States during 2015 totaling 11,565 (source: Info-Link Technologies, Inc.) accounted for approximately 18 percent of the total new fiberglass powerboats sold between 18 and 33 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $825 million, or an average retail price per boat of approximately $71,000. Management believes that the five largest states for boat sales at the present time are Florida, California, Minnesota, Michigan and Wisconsin. Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 18 to 33 feet, the primary market segment in which Marine Products competes, represented $3.4 billion in retail sales during 2015. The table below reflects the estimated sales within this segment by category for 2015 and 2014 (source: Info-Link Technologies, Inc.):

	2015		2014
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	11,565	$0.8	12,508	$0.8
Outboard Boats	42,552	1.7	38,232	1.4
Inboard Boats	8,250	0.8	7,472	0.6
Jet Boats	2,410	0.1	1,892	0.1
TOTAL	64,777	$3.4	60,104	$2.9

Chaparral’s products are categorized as sterndrive, jet boats and outboard boats and Robalo’s products are categorized as outboard boats. Although industry-wide sterndrive boat unit sales have been declining, the rate of decline in recent years has slowed. The Company introduced its first three jet boat models in 2014 and has been pleased with their reception by dealers and customers. Based on available market share data, Chaparral’s share of the jet boat market during the nine months ended September 30, 2015 was approximately 11.0 percent.

The recreational boat manufacturing market remains highly fragmented with the exception of Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes fewer than 50 sterndrive manufacturers and fewer than 125 outboard boat manufacturers with significant unit production, with the majority representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2015 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a combined market share of approximately 54 percent; approximately the same as one year ago. Chaparral’s market share in sterndrive units during this nine month period was approximately 13.9 percent, which represents a decrease of approximately 0.4 percentage points compared to 14.3 percent during the nine months ended September 30, 2014. The Company believes that this decrease in market share is due to increased sales of smaller boats produced by several other manufacturers.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing for our dealers and customers, weather, fuel prices, tax laws, demographics and consumers’ leisure time. Also, the value of residential and vacation real estate in coastal and recreational areas influences recreational boat sales. The most recent NMMA surveys indicate that many past boating participants do not currently participate in boating because of high costs and a lack of leisure time. The increases in the cost of certain components, operating costs, and the impact of environmental regulation have increased the cost of boats and boat ownership in recent years, and these trends may continue. Competition from other leisure and recreational activities for available leisure time can also affect sales of recreational boats.

Management believes Marine Products is well positioned to take advantage of the following conditions, which continue to characterize the industry:

•	labor-intensive manufacturing processes that remain largely unautomated;

•	increasingly strict environmental standards derived from governmental regulations and customer sensitivities;

•	a lack of focus on coordinated customer service and support by dealers and manufacturers;

•	a lack of financial strength among retail boat dealers and many manufacturers; and

•	a high degree of fragmentation and competition among the large number of sterndrive and outboard recreational boat manufacturers.

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of new boats of all types increased at a compounded annual rate of approximately 9.3 percent between 2011 and 2015. During this period, Marine Products experienced a compounded annual growth rate of approximately 19.5 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines. During 2015 the Company’s strategy has been to support our dealers’ need to maintain a higher level of inventories than in previous years, given relatively stable retail demand and an improved dealer financing environment. At the end of 2015, the Company’s dealer inventories were approximately 12.9 percent higher than they were at the end of 2014, and our unit order backlog remained strong. We believe that higher inventories and the current unit order backlog are appropriate relative to expected retail demand during the 2016 retail selling season. Chaparral has grown its sterndrive market share in the 18 to 33 feet length category from 5.9 percent in fiscal 1996 to 13.9 percent during the nine months ended September 30, 2015 (the most recent information available to us from Statistical Surveys, Inc.).

During 2015, we introduced three new Chaparral Suncoast outboard models and a new Robalo R160 center console model, the smallest model in our sport fishing line. Marine Products developed these models in order to increase unit sales in segments in which the Company has an opportunity to increase market share and improve profitability. Furthermore, we believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. These models were partially responsible for increases in our net sales, gross profit, operating profit, and net income. The new Robalo model has contributed to an increase in Robalo’s share of the coastal offshore sport fishing boat market during 2015.

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

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 232 dealers located throughout the United States and several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales in 2015. According to Statistical Surveys, Inc., the companies set forth below represent approximately 79 percent of all United States retail sterndrive boat registrations with hull lengths of 18 to 33 feet for the nine months ended September 30, 2015.

1.	Chaparral
2.	Cobalt
3.	Sea Ray*
4.	Tahoe
5.	Regal
6.	Four Winns**
7.	Monterey
8.	Crownline
9.	Bayliner*
10.	Stingray

The outboard engine powered market encompasses a wide variety of boats, accounting for approximately 65.7 percent of traditional powerboat unit sales during 2015. Robalo’s share of the outboard sport fishing boat market in the 16 to 30 foot range during the nine months ended September 30, 2015 was approximately 3.9 percent. Primary competitors for Robalo during 2015 included Carolina Skiff, Sea Hunt Boats, Key West, Nautic Star, Mako, Boston Whaler*, Sea Fox, Sportsman, and Ranger.

The jet engine powered market encompasses a narrow range of pleasure boat types, accounting for approximately 3.7 percent of traditional powerboat unit sales during 2015. Chaparral was the second largest jet boat manufacturer in the 20 to 24 foot range during the nine months ended September 30, 2015, and its share of the market during this period was approximately 11.0 percent. The largest manufacturer of jet boats in the 20 to 24 foot range was Yamaha. Other competitors include Scarab, Glastron and Sea-Doo***.

*      Division or subsidiary of Brunswick Corporation.

**    Division or subsidiary of Beneteau Group

***  Division or subsidiary of BRP.

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

Employees

As of December 31, 2015, Marine Products had approximately 767 employees (an increase from approximately 605 at December 31, 2014), of whom 6 were management, 43 were administrative and 8 were sales. The Company currently maintains a significantly smaller work force compared to years prior to 2008 in an effort to align costs with sales and consumer demand for our products.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2015, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

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

Inflation

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have been volatile in the years following the financial crisis of 2008. During 2015 and the first quarter of 2016, the prices of several of these raw materials have fallen to their lowest prices in several years. As a result, we believe that the Company will incur lower materials purchase prices in 2016. These lower prices of materials will reduce the costs of the Company’s products, but we do not expect that these lower prices will enhance our profit margins, due to the competitive nature of the selling environment for the Company’s products. Furthermore, the prices of these raw materials remain volatile, and may increase in the future.

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

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2016 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future

In 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales had on the Company’s operating results and cash flows. As a result, the Company experienced lower rates of absorption of its fixed costs. The Company’s sales improved in 2014 and 2015, thus increasing the rate of absorption of its fixed costs and improving operating and net income. Although the Company’s unit sales have improved, Marine Products still operates at levels which are significantly lower than full manufacturing capacity. These lower operating levels may continue to have an adverse affect in 2016 and in future periods beyond 2016. In addition, the Company’s ability to reduce its fixed costs to respond to potential future reduced net sales is limited.

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

Because Marine Products Relies on Third-party Suppliers, Marine Products may be Unable to Obtain Adequate Raw Materials, Engines and Components Which Could Adversely Affect Sales and Profit Margins

Marine Products is dependent on third-party suppliers to provide raw materials, engines and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the engines and materials necessary to meet present production demands, there can be no assurance that these relationships will continue, that these suppliers will remain in operation or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in production materials or the inability of Marine Products’ management to purchase engines and materials required to complete its growth and acquisition strategies could reduce the number of boats Marine Products may be able to produce for sale or cause a reduction in Marine Products’ profit margins.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	84	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	71	2/28/01
President and Chief Executive Officer

James A. Lane, Jr. (3)	73	2/28/01
Executive Vice President and President of Chaparral Boats, Inc.

Linda H. Graham (4)	79	2/28/01
Vice President and Secretary

Ben M. Palmer (5)	55	2/28/01
Vice President, Chief Financial Officer and Treasurer

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, Inc. in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down from the position of Chief Executive Officer effective in 2003. He has served as Chairman of the Board of Marine Products since 2001 and Chairman of the Board of Rollins, Inc. since 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been President of RPC since 1987 and its Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)	James A. Lane, Jr. has held the position of President of Chaparral Boats (formerly a subsidiary of RPC) since 1976. Mr. Lane has been Executive Vice President and Director of Marine Products since it was spun off in 2001. He is also a director of RPC and has served in that capacity since 1987.

(4)	Linda H. Graham has been Vice President and Secretary of Marine Products since it was spun off in 2001, and Vice President and Secretary of RPC since 1987. Ms. Graham serves on the Board of Directors of both of these companies.

(5)	Ben M. Palmer has been Vice President, Chief Financial Officer and Treasurer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 18, 2016, there were 38,373,970 shares of common stock outstanding.

At the close of business on February 18, 2016, there were approximately 2,990 beneficial holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2015 and 2014 were as follows:

	2015			2014

Quarter	High	Low	Dividends	High	Low	Dividends
First	$8.99	$7.03	$0.04	$10.29	$7.17	$0.03
Second	8.90	5.95	0.04	8.30	6.67	0.03
Third	7.55	5.73	0.04	9.12	7.55	0.03
Fourth	$7.25	$5.50	$0.08	$8.50	$5.87	$0.07

In December 2015, in addition to the quarterly dividend of $0.04 per share, the board of directors approved a special year-end dividend of $0.04 per share. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

In accordance with actions by the Company’s Board of Directors, an aggregate of 8,250,000 shares have been authorized for repurchase in connection with a stock buyback program initially announced in 2001, and subsequent increases announced in 2005 and 2008. These programs do not have predetermined expiration dates. There were 24,703 shares repurchased as part of this program during the fourth quarter of 2015. As of December 31, 2015, a total of 2,869,757 shares remain available for repurchase under this program.

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2015 to October 31, 2015	—		—	—	2,894,460
November 1, 2015 to November 30, 2015	—		—	—	2,894,460
December 1, 2015 to December 31, 2015	24,703	(1)	6.12	24,703	2,869,757
Totals	24,703		6.12	24,703	2,869,757

[1]  The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of December 31, 2015, a total of 5,380,243 shares have been repurchased in the open market under this program and there are 2,869,757 shares that remain available for repurchase. The program does not have a predetermined expiration date.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (“Russell 2000”) and a peer group which includes companies that are considered peers of the Company (“Peer Group”). The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the end of each year. The companies in the Peer Group are Brunswick Corporation, MarineMax, Inc. and Malibu Boats, Inc. Malibu Boats, Inc. is included in the Peer Group because it is a pleasure boat manufacturer with similar products and operations as the Company, as well as a market capitalization that was similar to, though slightly higher than, the market capitalization of the Company at December 31, 2015. Malibu Boats, Inc. was not previously included in the Peer Group because its common stock did not trade on a securities exchange until the first quarter of 2015. For comparison purposes, the following graph includes the performance of the Peer Group as well as the peer group without the inclusion of Malibu Boats, Inc. (the “Former Peer Group”).

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2015 the components of the Russell 2000 had a weighted average market capitalization of $1.9 billion, and a median market capitalization of $0.7 billion.

The graph below assumes the value of $100.00 invested on December 31, 2010.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$207,061	$171,050	$168,293	$148,950	$106,437
Cost of goods sold	163,261	138,379	138,480	121,746	86,931
Gross profit	43,800	32,671	29,813	27,204	19,506
Selling, general and administrative expenses	23,249	20,665	20,307	18,443	14,130
Operating income	20,551	12,006	9,506	8,761	5,376
Interest income	420	521	524	960	997
Other income (1)	-	-	-	-	2,025
Income before income taxes	20,971	12,527	10,030	9,721	8,398
Income tax provision	6,665	3,613	2,502	2,742	1,667
Net income	$14,306	$8,914	$7,528	$6,979	$6,731
Earnings per share:
Basic	$0.39	$0.24	$0.20	$0.19	$0.19
Diluted	$0.39	$0.24	$0.20	$0.19	$0.18
Dividends paid per share	$0.20	$0.16	$0.15	$0.63	$0.00
Other Financial and Operating Data:
Gross profit margin percent	21.2%	19.1%	17.7%	18.3%	18.3%
Operating margin percent	9.9%	7.0%	5.6%	5.9%	5.1%
Net cash provided by operating activities	$16,044	$10,656	$10,937	$9,664	$3,296
Net cash (used for) provided by investing activities	(2,489)	(4,157)	(1,326)	15,329	(12,853)
Net cash used for financing activities	(9,641)	(7,541)	(6,145)	(24,301)	(316)
Capital expenditures	$3,878	$451	$521	$354	$357
Employees at end of year	767	605	651	587	450
Factory and administrative space at end of year (square ft.)	1,205	1,205	1,205	1,205	1,205
Balance Sheet Data at end of year:
Cash and cash equivalents	$7,986	$4,072	$5,114	$1,648	$956
Marketable securities — current	7,825	3,653	5,639	1,150	12,402
Marketable securities — non-current	27,129	33,831	30,949	35,773	41,699
Inventories	32,638	28,819	28,859	28,159	24,907
Working capital	38,846	30,014	30,698	22,789	32,301
Property, plant and equipment, net	12,761	9,890	11,265	11,470	11,884
Total assets	110,677	103,823	102,553	97,315	110,837
Total stockholders’ equity	$90,212	$83,494	$81,483	$77,747	$93,418

(1)	Other income for 2011 is comprised of a tax-free gain from an employee benefit plan financing arrangement.

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

During 2015, several segments of the recreational boating industry improved due to stable consumer confidence and improving residential real estate markets, as well as a strong financing environment for dealers and consumers. Overall retail sales of outboard recreational boats improved during 2015, although sterndrive unit sales declined. Our net sales improved in 2015 compared to 2014 due to higher unit sales of our Robalo sport fishing boats, coupled with higher unit sales of our Vortex jet boats and sales of our new Suncoast outboard models. We achieved higher net sales, as well as increased gross and operating profit in 2015 compared to 2014. During 2015, Chaparral produced and sold three new Suncoast outboard models, and a new, smaller Robalo model. Management will continue to monitor retail demand among the various segments in the recreational boat market, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We continuously monitor our market share in the 18 to 33 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2015 (latest data available to us), Chaparral’s market share in the 18 to 33 foot sterndrive category was 13.9 percent compared to 14.3 percent during the same period in 2014. Although Chaparral’s market share declined during this period, it remained the highest in its category. Chaparral’s market share in the 18 to 20 foot category was 10.4 percent during this period in 2015, and its market share in the 21 to 33 foot category was 17.0 percent. Chaparral’s market share concentrations within these size ranges has remained relatively consistent during the past several years. For the nine months ended September 30, 2015, Robalo’s share of the 16 to 30 foot outboard sport fishing boat market was 3.9 percent. For the same period, Chaparral’s share of the 20 to 24 foot jet boat market was approximately 11.0 percent. We will continue to monitor our market share and believe it to be important, but we believe that maximizing profitability takes precedence over growing our market share. Furthermore, as we continue to expand the breadth of our product offerings within our core category and new categories, we consider our overall market share across the various powerboat categories to be of greater importance to the long-term health of our company than our market share within any specific type of recreational boat.

Outlook

We believe that recreational boating retail demand in many segments of the industry is improving. Attendance and sales during the 2016 winter boat shows have been moderately higher than the 2015 winter boat show season, residential real estate markets and consumer confidence have stabilized, and fuel prices have declined significantly. We also believe that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2013. We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats. Fluctuations in fuel prices can impact our sales, and during 2015 fuel prices decreased significantly, and have fallen to some of the lowest inflation-adjusted levels recorded during the past 10 years. In general, however, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises almost 50 percent of the Company’s sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2016 model year which began on July 1, 2015. We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up including the SSX’s and Robalo bay boat models. In addition, we continue to experience a favorable consumer reception of our Chaparral Vortex jet boats and Chaparral SunCoast outboard boats. For the 2016 model year, we have introduced a smaller Robalo model, a new Chaparral sterndrive sportboat, and a smaller SunCoast outboard boat. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. We plan to continue to develop and produce additional new products for subsequent model years.

Our financial results for 2016 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of labor and certain of our raw materials and key components.

Results of Operations

	Years ended December 31,
($’s in thousands)	2015	2014	2013
Total number of boats sold to dealers	4,285	3,490	3,569
Average gross selling price per boat	$43.5	$44.9	$43.7
Net sales	$207,061	$171,050	$168,293
Percentage of gross profit to net sales	21.2%	19.1%	17.7%
Percentage of selling, general and administrative expenses to net sales	11.2%	12.1%	12.1%
Operating income	$20,551	$12,006	$9,506
Warranty expense	$1,222	$1,977	$2,446

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014

Net Sales. Marine Products’ net sales increased by $36.0 million or 21.1 percent in 2015 compared to 2014. The increase was primarily due to a 22.8 percent increase in the number of boats sold, partially offset by a 3.2 percent decrease in the average gross selling price per boat. Unit sales increased due to higher sales of our Robalo outboard sport fishing boats, as well as increased unit sales of our Chaparral Vortex jet boats and Suncoast outboards, partially offset by a decrease in sales of our Chaparral sterndrive boats. Average selling prices decreased primarily due to higher sales of our smaller Robalo models. Domestic net sales increased 27.6 percent to $184.8 million compared to the prior year. International sales decreased 14.9 percent during 2015 compared to 2014 primarily due to the strength of the U.S. dollar.

Cost of Goods Sold. Cost of goods sold increased 18.0 percent in 2015 compared to 2014. As a percentage of net sales, cost of goods sold decreased to 78.8 percent in 2015, compared to 80.9 percent in 2014, primarily due to improved manufacturing efficiencies due to higher production volumes, coupled with a favorable model mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.5 percent in 2015 compared to 2014 primarily as a result of costs that vary with sales, such as sales commissions, coupled with an increase in advertising expense. Selling, general and administrative expenses as a percentage of sales decreased from 12.1 percent in 2014 to 11.2 percent in 2015. As a percentage of net sales, warranty expense decreased to 0.6 percent in 2015, compared to 1.2 percent in 2014. This decrease was primarily due to a model mix in recent years which included an increase in smaller boats with fewer accessories resulting in fewer warranty claims, coupled with engineering improvements.

Interest Income. Interest income declined to $420 thousand in 2015 compared to $521 thousand in 2014. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations. The decrease was primarily due to a 13.7 percent reduction in the average balance of our marketable securities portfolio.

Income Tax Provision. The income tax provision was $6.7 million in 2015 compared to $3.6 million in 2014. The effective tax rate in 2015 was 31.8 percent compared to 28.8 percent in 2014. Our effective rate increased primarily due to higher income which was subject to higher state and federal tax brackets.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.8 percent in 2014 compared to 2013 primarily as a result of costs that vary with sales, such as sales commissions, coupled with an increase in advertising expense. Selling, general and administrative expenses as a percentage of sales were 12.1 percent in 2014 and 2013. As a percentage of net sales, warranty expense decreased to 1.2 percent in 2014, compared to 1.5 percent in 2013. This decrease was primarily due to a model mix in recent years which included an increase in smaller boats with fewer accessories resulting in fewer warranty claims, coupled with lower consumer boat usage in 2014 primarily due to wide spread adverse weather conditions in many boating markets.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $8.0 million at December 31, 2015, $4.1 million at December 31, 2014 and $5.1 million at December 31, 2013. In addition, the aggregate of short-term and long-term marketable securities was $35.0 million at December 31, 2015, $37.5 million at December 31, 2014 and $36.6 million at December 31, 2013.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2015	2014	2013
Net cash provided by operating activities	$16,044	$10,656	$10,937
Net cash used for investing activities	(2,489)	(4,157)	(1,326)
Net cash used for financing activities	(9,641)	(7,541)	(6,145)

2015

Cash provided by operating activities increased by $5.4 million in 2015 compared to 2014. This increase was primarily due to an increase in net income, partially offset by a net unfavorable change in working capital.

The major components of the net unfavorable change in working capital were as follows: a favorable change in accounts payable of $2.1 million due to the timing of payments; an unfavorable change of $3.9 million in inventories to support higher production levels in the current year; and a $1.5 million favorable change in accounts receivable due to the timing of receipts.

Cash used for investing activities was $2.5 million in 2015 compared to $4.2 million used for investing activities in 2014. The decrease in cash used for investing activities is primarily due to a decrease in purchases of marketable securities, coupled with a decrease in proceeds from the sale of assets, partially offset by an increase in capital expenditures.

Cash used for financing activities increased $2.1 million in 2015 primarily due to an increase in regularly quarterly dividends paid in the current year, coupled with an increase in open market share repurchases in 2015 compared to 2014. The Company paid a $0.04 per share special dividend in both the fourth quarter of 2015 and the fourth quarter of 2014.

2014

Cash provided by operating activities decreased by $0.3 million in 2014 compared to 2013. This decrease was primarily due to an unfavorable change in working capital, partially offset by an increase in net income.

The major components of the net unfavorable change in working capital were as follows: an unfavorable change in accounts payable of $3.3 million due to the timing of payments; and a favorable change of $0.7 million in inventories due to a decrease in inventory in the current year.

Cash used for investing activities was $4.2 million in 2014 compared to $1.3 million used for investing activities in 2013. The increase in cash used for investing activities is primarily due to the investment in a joint venture which was funded with a contribution of approximately $2.6 million coupled with increased purchases of marketable securities as a result of improved cash flows.

Cash used for financing activities increased $1.4 million in 2014 primarily due to an increase in open market share repurchases, coupled with an increase in the special dividend paid in the fourth quarter of 2014. The Company paid a $0.04 per share special dividend in the fourth quarter of 2014 compared to $0.03 per share paid in the fourth quarter of 2013.

Cash Requirements

Management expects that capital expenditures during 2016 will be approximately $3.5 million.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). During 2015, the Company made cash contributions of $170 thousand to this plan in order to achieve the Company’s funding objective. We expect that additional contributions by the Company to the Retirement Income Plan of approximately $180 thousand will be made in 2016.

On January 27, 2016, the Board of Directors approved a quarterly dividend of $0.06 per common share payable March 10, 2016 to stockholders of record at the close of business on February 10, 2016.

The Company has agreements with two employees, which provide for a monthly payment to the employees equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. The Company repurchased 221,794 shares in the open market during 2015. As of December 31, 2015, the Company has repurchased under this program a total of 5,380,243 shares in the open market and there are 2,869,757 shares that remain available for repurchase.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. There were no material repurchases of dealer inventory during 2015. The Company incurred obligations for inventory repurchases totaling approximately $1.1 million during 2014 resulting from dealer defaults on floor plan financing. The Company recorded costs in connection with these repurchases of approximately $75 thousand during 2014 as a reduction of net sales. If dealers experience financial difficulty as a result of the current market conditions, the Company may incur repurchase obligations under current programs or programs initiated in the future. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2015:

Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	—	—	—	—	—
Operating leases (1)	1,294	375	918	1	—
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$1,294	$375	$918	$1	$—

(1)	Operating leases represent agreements for warehouse space, various office and operating equipment.
(2)	As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.
(3)	The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. As of December 31, 2015, there are no payables outstanding to floor plan lenders.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. There were no material repurchases of dealer inventory during 2015. During 2014, MPC became contractually obligated to repurchase inventory of approximately $1.1 million as a result of dealer defaults, none of which remained outstanding as of December 31, 2014. The Company recorded costs in connection with these repurchases of approximately $75 thousand during 2014 as a reduction of net sales.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2015, the Company believes the fair value of its remaining guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase obligation is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.5 million as of December 31, 2015. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.7 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions is approximately $15.2 million as of December 31, 2015. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $753,000 in 2015, $663,000 in 2014, and $670,000 in 2013. The Company’s receivable (payable) due from (to) RPC for these services was $11,000 as of December 31, 2015 and $(47,000) as of December 31, 2014. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. During 2015, Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $148,000 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2015, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 6.8 percent in 2015, 8.3 percent in 2014, and 9.5 percent in 2013. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2015 would have increased or decreased net sales, gross margin and operating income by approximately $0.3 million.

Warranty costs -The Company records as part of selling, general and administrative expenses an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, defects, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 0.6 percent in 2015, 1.2 percent in 2014, and 1.5 percent in 2013. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2015 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.2 million.

Income taxes - The effective income tax rate was 31.8 percent in 2015, 28.8 percent in 2014, and 24.9 percent in 2013. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Impact of Recent Accounting Pronouncements

During the year ended December 31, 2015, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU require that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted these provisions in the first quarter of 2015 and the adoption did not have a material impact on the Company’s consolidated financial statements.

•	Accounting Standards Updates No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU eliminate the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and now requires that all deferred tax assets and liabilities be classified as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, with early application permitted. The Company elected to early adopt the provisions of this ASU and classified its deferred tax balances as a non-current asset as of December 31, 2015. Deferred tax balances for prior periods have not been retrospectively adjusted.

Recently Issued Accounting Pronouncements Not Yet Adopted:

•	Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. All of the changes are to be recorded in the reporting period and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. These amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company plans to adopt the provisions in the first quarter of 2016 for all business combinations completed thereafter and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this ASU simplify the measurement process and allows inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted. The Company plans to adopt the provisions in the first quarter of 2017 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update (ASU) No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to the fair value of an investment that is measured using the net asset value per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and are required to be applied retrospectively to all periods presented, with earlier application permitted. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 in accordance with ASU 2015-14 that deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2015 based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2015.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2015, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia

February 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Marine Products Corporation

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

February 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Products Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 29, 2016

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)

December 31,	2015	2014
ASSETS
Cash and cash equivalents	$7,986	$4,072
Marketable securities	7,825	3,653
Accounts receivable, net	1,256	2,369
Inventories	32,638	28,819
Income taxes receivable	820	123
Deferred income taxes	—	2,480
Prepaid expenses and other current assets	2,119	1,706
Current assets	52,644	43,222
Property, plant and equipment, net	12,761	9,890
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	27,129	33,831
Deferred income taxes	4,338	3,214
Other assets	10,032	9,893
Total assets	$110,677	$103,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$3,681	$3,577
Accrued expenses and other liabilities	10,117	9,631
Current liabilities	13,798	13,208
Pension liabilities	6,590	7,039
Other long-term liabilities	77	82
Total liabilities	20,465	20,329
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 38,111,625 shares in 2015, 38,130,862 shares in 2014	3,811	3,813
Capital in excess of par value	3,879	3,895
Retained earnings	84,423	77,755
Accumulated other comprehensive loss	(1,901)	(1,969)
Total stockholders’ equity	90,212	83,494
Total liabilities and stockholders’ equity	$110,677	$103,823

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)

Years ended December 31,	2015	2014	2013
Net sales	$207,061	$171,050	$168,293
Cost of goods sold	163,261	138,379	138,480
Gross profit	43,800	32,671	29,813
Selling, general and administrative expenses	23,249	20,665	20,307
Operating income	20,551	12,006	9,506
Interest income	420	521	524
Income before income taxes	20,971	12,527	10,030
Income tax provision	6,665	3,613	2,502
Net income	$14,306	$8,914	$7,528
EARNINGS PER SHARE
Basic	$0.39	$0.24	$0.20
Diluted	0.39	0.24	0.20
Dividends paid per share	$0.20	$0.16	$0.15

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2015	2014	2013
Net income	$14,306	$8,914	$7,528
Other comprehensive income, net of taxes:
Pension adjustment	125	(1,034)	781
Unrealized loss on securities, net of reclassification adjustments	(57)	(82)	(62)
Comprehensive income	$14,374	$7,798	$8,247

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)

Three Years Ended	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
December 31, 2015	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2012	37,821	$3,782	$2,417	$73,120	$(1,572)	$77,747
Stock issued for stock incentive plans, net	364	37	1,597	—	—	1,634
Stock purchased and retired	(90)	(9)	(567)	—	—	(576)
Net income	—	—	—	7,528	—	7,528
Pension adjustment, net of taxes	—	—	—	—	781	781
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(62)	(62)
Excess tax benefits for share-based payments	—	—	136	—	—	136
Dividends declared	—	—	—	(5,705)		(5,705)
Balance, December 31, 2013	38,095	$3,810	$3,583	$74,943	$(853)	$81,483
Stock issued for stock incentive plans, net	260	25	1,729	—	—	1,754
Stock purchased and retired	(224)	(22)	(1,759)	—	—	(1,781)
Net income	—	—	—	8,914	—	8,914
Pension adjustment, net of taxes	—	—	—	—	(1,034)	(1,034)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(82)	(82)
Excess tax benefits for share-based payments	—	—	342	—	—	342
Dividends declared	—	—	—	(6,102)	—	(6,102)
Balance, December 31, 2014	38,131	$3,813	$3,895	$77,755	$(1,969)	$83,494
Stock issued for stock incentive plans, net	317	32	1,953	—	—	1,985
Stock purchased and retired	(336)	(34)	(2,225)	—	—	(2,259)
Net income	—	—	—	14,306	—	14,306
Pension adjustment, net of taxes	—	—	—	—	125	125
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(57)	(57)
Excess tax benefits for share-based payments	—	—	256	—	—	256
Dividends declared	—	—	—	(7,638)	—	(7,638)
Balance, December 31, 2015	38,112	$3,811	$3,879	$84,423	$(1,901)	$90,212

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)

Years ended December 31,	2015	2014	2013
OPERATING ACTIVITIES
Net income	$14,306	$8,914	$7,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,013	712	726
(Gain) loss on sale of equipment and property	(12)	31	(15)
Amortization of premium related to marketable securities	1,059	1,210	1,057
Stock-based compensation expense	1,993	1,754	1,702
Excess tax benefits for share-based payments	(256)	(342)	(136)
Deferred income tax provision (benefit)	1,309	(805)	78
(Increase) decrease in assets:
Accounts receivable	1,113	(348)	(227)
Inventories	(3,819)	40	(700)
Prepaid expenses and other current assets	(413)	133	(232)
Income taxes receivable	(441)	911	(164)
Other non-current assets	(139)	790	(184)
Increase (decrease) in liabilities:
Accounts payable	104	(1,992)	1,323
Other accrued expenses	486	638	(5)
Other long-term liabilities	(259)	(990)	186
Net cash provided by operating activities	16,044	10,656	10,937
INVESTING ACTIVITIES
Capital expenditures	(3,878)	(451)	(521)
Proceeds from sale of assets	6	1,083	15
Investment in joint venture	—	(2,554)	—
Sales and maturities of marketable securities	17,659	20,085	14,576
Purchases of marketable securities	(16,276)	(22,320)	(15,396)
Net cash used for investing activities	(2,489)	(4,157)	(1,326)
FINANCING ACTIVITIES
Payment of dividends	(7,638)	(6,102)	(5,705)
Cash paid for common stock purchased and retired	(2,259)	(1,781)	(576)
Excess tax benefits for share-based payments	256	342	136
Net cash used for financing activities	(9,641)	(7,541)	(6,145)
Net increase (decrease) in cash and cash equivalents	3,914	(1,042)	3,466
Cash and cash equivalents at beginning of year	4,072	5,114	1,648
Cash and cash equivalents at end of year	$7,986	$4,072	$5,114

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for more than 10 percent of net sales during 2015, 2014 or 2013. Net sales to the Company’s international dealers were approximately $22 million in 2015, $26 million in 2014, and $29 million in 2013.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2015, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value or retained earnings if capital in excess of par value has been depleted.

Dividend — On January 27, 2016, the Board of Directors approved a quarterly dividend of $0.06 per common share payable March 10, 2016 to stockholders of record at the close of business on February 10, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2015 and 2014, the Company had approximately $282,000 and $303,000 in prepaid expenses related to unamortized product brochure costs. Advertising expenses totaled approximately $2,480,000 in 2015, $2,291,000 in 2014 and $2,113,000 in 2013 and are recorded in selling, general and administrative expenses.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Net realized gains on marketable securities totaled $45,000 in 2015, $57,000 in 2014, and $61,000 in 2013. Of the total gains realized, reclassification from other comprehensive income totaled approximately $45,000 in 2015, $57,000 in 2014, and $61,000 in 2013. Gross unrealized gains on marketable securities totaled $26,000 as of December 31, 2015 and $122,000 as of December 31, 2014. Gross unrealized losses on marketable securities totaled $29,000 as of December 31, 2015 and $37,000 as of December 31, 2014. The amortized cost basis, fair value and net unrealized (loss) gain of the available-for-sale securities are as follows:

December 31,	2015			2014
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Loss	Amortized Cost Basis	Fair Value	Net Unrealized Gain
(in thousands)
Municipal Obligations	$30,996	$30,996	$0	$31,990	$32,080	$90
Corporate Obligations	3,961	3,958	(3)	5,409	5,404	(5)
Total	$34,957	$34,954	$(3)	$37,399	$37,484	$85

Municipal debt obligations consist primarily of municipal notes rated AA- or higher ranging in maturity from less than one year to over 10 years. Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to five years. These securities are rated A- or higher. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities as of December 31, 2015 are scheduled to mature between 2017 and 2037.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

Accounts Receivable — The majority of the Company’s accounts receivable are due from dealers located in markets throughout the United States. Approximately 53 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2015 and 2014. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2015, 2014 and 2013.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 10 for further information regarding these securities.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to a lifetime. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2015 and 2014 is as follows:

(in thousands)	2015	2014
Balance at beginning of year	$3,836	$3,410
Less: Payments made during the year	(1,653)	(1,551)
Add: Warranty provision for the current year	2,074	1,863
Changes to warranty provision for prior years	(852)	114
Balance at end of year	$3,405	$3,836

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $663,000 in 2015, $743,000 in 2014, and $1,069,000 in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

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

The Company elected to early adopt the provisions of Accounting Standards Update 2015-17 that requires all deferred tax balances to be classified as non-current. Accordingly, net deferred tax balances have been reflected as a non-current asset in the accompanying balance sheet as of December 31, 2015. Deferred tax balances for prior periods have not been retrospectively adjusted.

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
Years ended December 31, 2015, 2014 and 2013

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data)	2015	2014	2013
Net income available for stockholders:	$14,306	$8,914	$7,528
Less: Dividends paid
Common stock	(7,393)	(5,911)	(5,525)
Restricted shares of common stock	(245)	(191)	(180)
Undistributed earnings	$6,668	$2,812	$1,823

Allocation of undistributed earnings:
Common stock	$6,449	$2,720	$1,762
Restricted shares of common stock	219	92	61

Basic shares outstanding:
Common stock	35,703	35,691	35,556
Restricted shares of common stock	1,252	1,246	1,264
	36,955	36,937	36,820
Diluted shares outstanding:
Common stock	35,703	35,691	35,556
Dilutive effect of stock based awards	192	291	324
	35,895	35,982	35,880
Restricted shares of common stock	1,252	1,246	1,264
	37,147	37,228	37,144
Basic earnings per share:
Common stock:
Distributed earnings	$0.21	$0.16	$0.15
Undistributed earnings	0.18	0.08	0.05
	$0.39	$0.24	$0.20
Restricted shares of common stock:
Distributed earnings	$0.20	$0.15	$0.14
Undistributed earnings	0.17	0.08	0.05
	$0.37	$0.23	$0.19
Diluted earnings per share:
Common stock:
Distributed earnings	$0.21	$0.16	$0.15
Undistributed earnings	0.18	0.08	0.05
	$0.39	$0.24	$0.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

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

Concentration of Suppliers — The Company has only four suppliers for the three types of engines it purchases. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

Reclassification — Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

During the year ended December 31, 2015, the FASB issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU require that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted these provisions in the first quarter of 2015 and the adoption did not have a material impact on the Company’s consolidated financial statements.

•	Accounting Standards Updates No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU eliminate the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and now requires that all deferred tax assets and liabilities be classified as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, with early application permitted. The Company elected to early adopt the provisions of this ASU and classified its deferred tax balances as a non-current asset as of December 31, 2015. Deferred tax balances for prior periods have not been retrospectively adjusted.

Recently Issued Accounting Pronouncements Not Yet Adopted:

•	Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. All of the changes are to be recorded in the reporting period and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. These amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company plans to adopt the provisions in the first quarter of 2016 for all business combinations completed thereafter and currently does not expect the adoption to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

•	Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this ASU simplify the measurement process and allows inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted. The Company plans to adopt the provisions in the first quarter of 2017 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update (ASU) No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to the fair value of an investment that is measured using the net asset value per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and are required to be applied retrospectively to all periods presented, with earlier application permitted. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 in accordance with ASU 2015-14 that deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2015	2014
(in thousands)
Trade receivables	$557	$1,741
Other	724	653
Total	1,281	2,394
Less: allowance for doubtful accounts	(25)	(25)
Net accounts receivable	$1,256	$2,369

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers. Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 62 of this report.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,	2015	2014
(in thousands)
Raw materials	$17,058	$16,996
Work in process	7,562	6,602
Finished goods	8,018	5,221
Total inventories	$32,638	$28,819

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

December 31,	Estimated Useful Lives	2015	2014
(in thousands)
Land	N/A	$657	$657
Buildings	7-40	17,586	17,237
Operating equipment and property	3-15	10,843	9,981
Furniture and fixtures	5-7	2,141	1,978
Vehicles	5-10	6,697	4,217
Gross property, plant and equipment		37,924	34,070
Less: accumulated depreciation		(25,163)	(24,180)
Net property, plant and equipment		$12,761	$9,890

Depreciation expense was $1,013,000 in 2015, $712,000 in 2014 and $726,000 in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

NOTE 5: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2015	2014
(in thousands)
Accrued payroll and related expenses	$2,060	$1,935
Accrued sales incentives and discounts	3,309	2,671
Accrued warranty costs	3,405	3,836
Deferred revenue	721	706
Other	622	483
Total accrued expenses and other liabilities	$10,117	$9,631

NOTE 6: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2015	2014	2013
(in thousands)
Current provision:
Federal	$5,056	$4,275	$2,325
State	300	143	99
Deferred provision (benefit):
Federal	1,256	(762)	57
State	53	(43)	21
Total income tax provision	$6,665	$3,613	$2,502

A reconciliation between the federal graduated statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2015	2014	2013
Federal statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	0.8	0.7	0.7
Research and experimentation credit	(1.1)	(2.1)	(4.9)
Tax-exempt interest	(0.4)	(1.1)	(1.4)
Tax-exempt gain on SERP assets	(0.1)	(0.5)	(1.2)
Manufacturing deduction	(2.5)	(3.3)	(2.7)
Change in valuation allowance	—	—	0.2
Other	—	0.1	0.2
Effective tax rate	31.7%	28.8%	24.9%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2015	2014
(in thousands)
Deferred tax assets:
Warranty costs	$1,209	$1,362
Sales incentives and discounts	547	512
Stock-based compensation	1,061	996
Pension	2,300	2,499
All others	514	444
State credits and NOL’s	4,967	4,674
Valuation allowance	(4,694)	(4,401)
Total deferred tax assets	5,904	6,086
Deferred tax liabilities:
Depreciation and amortization expense	(1,062)	(392)
Basis differences in joint venture	(504)	—
Net deferred tax assets	$4,338	$5,694

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

Total net income tax payments were $5,797,000 in 2015, $3,509,000 in 2014, and $2,600,000 in 2013. As of December 31, 2015 the Company had net operating loss carry forwards related to state income taxes and credits of approximately $20.6 million that will expire between 2016 and 2035. As of December 31, 2015 the Company has a valuation allowance of approximately $4.7 million, representing the tax affected amount of state tax credits and loss carry forwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2015 and 2014.

As of December 31, 2015 and 2014, our liability for unrecognized tax benefits was $15,000 and $14,000, respectively, all of which would affect our effective rate if recognized. It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements. However, quantification of an estimated range cannot be made at this time.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2012 through 2015 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

The Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was signed into law on December 18, 2015 and retroactively reinstated the provisions of the bonus depreciation deduction and the research and experimentation credits (“R&E credits”) for 2015 and future years. As a result of the retroactive extension, the Company’s effective rate for 2015 included a tax benefit due to the combined effect from the bonus depreciation on the manufacturing deduction and the R&E credits attributable to the year.

In September 2013, the U.S. Department of the Treasury issued final regulations under Internal Revenue Code Sections 162(a), 263(a), and 168 that provide guidance on the deduction and capitalization of expenditures related to tangible property. Adoption of these regulations required certain mandatory and elective accounting methods with respect to property and equipment, inventory and supplies. MPC adopted these regulations as of January 1, 2014 and adoption of these provisions did not have a material impact on the results of operations or financial position during 2014 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	Pension Adjustment	Unrealized (Loss) gain on Securities	Total
(in thousands)
Balance at December 31, 2013	$(990)	$137	$(853)
Change during 2014:
Before-tax amount	(1,639)	(213)	(213)
Tax benefit	582	74	74
Reclassification adjustment, net of taxes
Amortization of net loss	23	—	(1,034)
Net realized gain	—	57	57
Total activity in 2014	(1,034)	(82)	(1,116)
Balance at December 31, 2014	$(2,024)	$55	$(1,969)
Change during 2015:
Before-tax amount	119	(157)	(157)
Tax (expense) benefit	(42)	55	55
Reclassification adjustment, net of taxes
Amortization of net loss	48	—	125
Net realized gain	—	45	45
Total activity in 2015	125	(57)	68
Balance at December 31, 2015	$(1,899)	$(2)	$(1,901)

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$6,491	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$30,996	$—
Corporate Obligations	—	3,958	—
Total	$—	$34,954	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

	Fair Value Measurements at December 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$6,575	$—
Available-for-sale securities:			—
Municipal Obligations	$—	$32,080	$—
Corporate Obligations	—	5,404	—
Total	$—	$37,484	$—

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. The trading securities are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company classified these investments as using level 2 inputs. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2015 there were no significant transfers in or out of levels 1, 2 or 3.

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

As a result of dealer defaults, the Company became contractually obligated to repurchase inventory for approximately $1.1 million during the fourth quarter of 2014, none of which remains outstanding as of December 31, 2014. The Company recorded costs in connection with these repurchases of approximately $75 thousand during 2014 as a reduction of net sales. As of December 31, 2014, there were no repossessed boats remaining in inventory as the Company redistributed all of these boats among existing and replacement dealers. There were no material repurchases of inventory under contractual agreements during 2015. Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $8.5 million as of December 31, 2015. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.7 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $15.2 million as of December 31, 2015. This repurchase obligation risk is mitigated by the value of the boat repurchased.

Lease Obligations — In June 2001, the Company entered into a lease transaction for existing boat manufacturing space located in Valdosta, Georgia. This lease was accounted for as a capital lease and was paid in full in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2015, are summarized in the following table:

(in thousands)
2016	$375
2017	357
2018	348
2019	213
2020	1
Thereafter	—-
Total rental commitments	$1,294

Total rent expense charged to operations was approximately $135,000 in 2015, $118,000 in 2014 and $140,000 in 2013.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $43,000 as of December 31, 2015 and $44,000 as of December 31, 2014.

Employment Agreements — The Company has agreements with two employees, which provide for a monthly payment to each of the employees equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under these agreements totaled approximately $6,411,000 in 2015, $4,225,000 in 2014 and $3,421,000 in 2013 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $7.9 million as of December 31, 2015 and $8.2 million as of December 31, 2014. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $6,491,000 as of December 31, 2015 and $6,575,000 as of December 31, 2014. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading (losses) gains related to the SERP assets totaled $(84,000) in 2015, $187,000 in 2014 and $361,000 in 2013. The SERP liabilities are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that covers substantially all employees with at least one year of service prior to 2002.

The Company’s fair value of the plan assets exceeded the projected benefit obligation for its Retirement Income Plan by $110,000 and thus the plan was over-funded as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2015	2014
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$5,703	$6,355

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$6,355	$4,873
Service cost	—	—
Interest cost	259	261
Actuarial (gain) loss	(671)	1,450
Benefits paid	(240)	(229)
Projected benefit obligation at end of year	$5,703	$6,355
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$6,014	$5,887
Actual return on plan assets	(131)	221
Employer contributions	170	135
Benefits paid	(240)	(229)
Fair value of plan assets at end of year	$5,813	$6,014
Funded status at end of year	$110	$(341)

December 31,	2015	2014
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$110	$—
Current liabilities	—	—
Noncurrent liabilities	—	(341)
	$110	$(341)

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in other assets as of December 31, 2015 and in pension liabilities as of December 31, 2014.

December 31,	2015	2014
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF:
Net loss	$2,944	$3,139
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$2,944	$3,139

The accumulated benefit obligation for the Retirement Income Plan as of December 31, 2015 and 2014 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:

December 31,	2015	2014
(in thousands)
SERP liability	$(6,590)	$(6,698)
Funded status	—	(341)
Pension liabilities	$(6,590)	$(7,039)

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Contributions to the plan totaled $170,000 during 2015 and $135,000 during 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2015	2014	2013
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	259	261	235
Expected return on plan assets	(421)	(411)	(369)
Amortization of net loss	76	37	68
	$(86)	$(113)	$(66)

The Company recognized a pre-tax increase to the funded status in accumulated other comprehensive income of $195,000 in 2015 compared to a pre-tax decrease of $1,602,000 in 2014 and a pre-tax increase of $1,211,000 in 2013. There were no previously unrecognized prior service costs during 2015, 2014 and 2013. The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

(in thousands)	2015	2014	2013
Net (gain) loss	$(119)	$1,639	$(1,143)
Amortization of net loss	(76)	(37)	(68)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive income	$(195)	$1,602	$(1,211)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2016 are as follows:

(in thousands)	2016
Amortization of net loss	$76
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$76

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2015	2014	2013
PROJECTED BENEFIT OBLIGATION:
Discount rate	4.75%	4.25%	5.35%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	4.25%	5.35%	4.34%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

The plan’s weighted average asset allocation at December 31, 2015 and 2014 by asset category along with the target allocation for 2016 are as follows:

Asset Category	Target Allocation for 2016	Percentage of Plan Assets as of December 31, 2015	Percentage of Plan Assets as of December 31, 2014
Cash and Cash Equivalents	0% - 5%	0.7%	1.0%
Debt Securities – Core Fixed Income	15% - 50%	25.8	24.3
Domestic Equity Securities	0% - 40%	38.5	37.0
International Equity Securities	0% - 30%	23.2	22.8
Real Estate	0% - 20%	7.2	10.5
Real Return	0% - 20%	0.0	1.6
Alternative/Opportunistic/Special	0% - 20%	4.6	2.8
Total	100.0%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds and U.S. Treasuries. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. Company management expects to make a contribution to the pension plan of approximately $180,000 during fiscal year 2016.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2015, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with ASU No. 2011-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2015 and 2014. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2015:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$39	$39	$—	$—
Fixed Income Securities	(2)	1,501	—	1,501	—
Domestic Equity Securities		2,237	805	1,432	—
International Equity Securities	(3)	1,346	—	1,346	—
Real Estate	(4)	418	—	—	418
Real Return	(5)	—	—	—	—
Alternative/Opportunistic/Special	(6)	272	—	—	272
		$5,813	$844	$4,279	$690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

Fair Value Hierarchy as of December 31, 2014:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$61	$61	$—	$—
Fixed Income Securities	(2)	1,459	589	870	—
Domestic Equity Securities		2,226	797	1,429	—
International Equity Securities	(3)	1,372	—	1,372	—
Real Estate	(4)	631	—	—	631
Real Return	(5)	95	—	95	—
Alternative/Opportunistic/Special	(6)	170	—	—	170
		$6,014	$1,447	$3,766	$801

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	International equity securities are valued using a market approach based on the quoted market prices of similar instruments in their respective markets.
(4)	Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.
(5)	Real return funds invest in global equities, commodities and inflation protected core bonds that are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.
(6)	Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2015:

Investments	Balance at December 31, 2014	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2015
(in thousands)
Real Estate	$631	$64	$(277)	$—	$418
Alternative/Opportunistic/Special	170	17	85	—	272
	$801	$81	$(192)	$—	$690

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2014:

Investments	Balance at December 31, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2014
(in thousands)
Real Estate	$491	$34	$106	$—	$631
Alternative/Opportunistic/Special	—	4	166	—	170
	$491	$38	$272	$—	$801

The Company expects to contribute approximately $180,000 to the Retirement Income Plan in 2016.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

(in thousands)
2016	$278
2017	261
2018	251
2019	257
2020	269
2021-2025	$1,531

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $250,000 in 2015, $194,000 in 2014 and $203,000 in 2013.

Stock Incentive Plan— The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2015, there were approximately 2,620,250 shares available for grant.

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

Pre-tax stock-based employee compensation expense was approximately $1,993,000 ($1,285,000 after tax) for 2015, $1,754,000 ($1,131,000 after tax) for 2014 and $1,702,000 ($1,098,000 after tax) for 2013.

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

There were no options exercised in 2015 and there have been no stock options outstanding since December 31, 2013. There was no tax benefit associated with the exercise of non-qualified stock options during 2015, 2014 or 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2015, 2014 and 2013

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2015	1,251,400	$6.47
Granted	319,750	7.08
Vested	(313,800)	5.77
Forfeited	(3,150)	6.89
Non-vested shares at December 31, 2015	1,254,200	$6.80

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $7.08 in 2015, $7.90 in 2014 and $6.40 in 2013. The total fair value of shares vested was approximately $2,254,000 in 2015, $2,295,000 in 2014 and $1,457,000 during 2013. Tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares credited to capital in excess of par value was approximately $256,000 in 2015, $342,000 in 2014 and $136,000 in 2013. The excess tax deductions are classified as financing cash flows in the accompanying consolidated statements of cash flows.

Other Information— As of December 31, 2015 total unrecognized compensation cost related to non-vested restricted shares was approximately $6,908,000 which is expected to be recognized over a weighted-average period of 3.4 years.

NOTE 11: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $753,000 in 2015, $663,000 in 2014 and $670,000 in 2013. The Company’s receivable (payable) due from (to) RPC for these services was $11,000 as of December 31, 2015 and $(47,000) as of December 31, 2014. The Company’s directors are also directors of RPC and all of the Company’s executive officers with the exception of one are employees of both the Company and RPC.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. During 2015, Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $148,000 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2015 the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

As of the end of the period covered by this report, December 31, 2015 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 29 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2015 and issued a report thereon which is included on page 30 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2016 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2016 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2016 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2016 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2015.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	—	$—	2,620,250	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	2,620,250

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2016 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2016 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2016 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.6	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.7	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.8	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.9	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

10.10	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.12	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.13	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2013).

10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).

10.15	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.16	Summary of compensation arrangements with non-employee directors (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 27, 2015).

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

Exhibits (inclusive of item 3 above):

Exhibit
Number	Description

3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).
(B) Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K filed on June 9, 2005).
3.2	Amended and Restated Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on July 31, 2015).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 3, 2001).
10.1	Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on February 13, 2001).
10.2	Employee Benefits Agreement, dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on February 13, 2002).
10.3	Transition Support Services Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13, 2001).
10.4	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.6	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.7	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.8	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.9	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.10	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.12	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.13	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2013).
10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
10.15	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.16	Summary of compensation arrangements with non-employee directors (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 27, 2015).
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	February 29, 2016
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Vice President, Chief Financial Officer and Treasurer	February 29, 2016
Ben M. Palmer	(Principal Financial and Accounting Officer)

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
February 29, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2015, 2014 and 2013
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2015
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$4,401	$293	$—	$4,694
Year ended December 31, 2014
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$4,359	$42	$—	$4,401
Year ended December 31, 2013
Allowance for doubtful accounts	$22	$—	$3	$25
Deferred tax asset valuation allowance	$4,155	$204	$—	$4,359

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2015
Net sales	$50,644	$59,498	$47,038	$49,881
Gross profit	10,205	12,604	9,874	11,117
Net income	2,929	4,429	3,103	3,845
Earnings per share — basic (a)	0.08	0.12	0.08	0.10
Earnings per share — diluted (a)	$0.08	$0.12	$0.08	$0.10

2014
Net sales	$47,702	$47,975	$37,932	$37,441
Gross profit	8,838	9,432	6,967	7,434
Net income	1,978	3,013	1,882	2,041
Earnings per share — basic (a)	0.05	0.08	0.05	0.06
Earnings per share — diluted (a)	$0.05	$0.08	$0.05	$0.05

(a)	The sum of the earnings per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

