Form 10-Q
period 2016-03-31
MARINE PRODUCTS CORP
filed 2016-05-03
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 22, 2016, Marine Products Corporation had 38,371,106 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(In thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS		(Note 1)

Cash and cash equivalents	$8,240	$7,986
Marketable securities	10,004	7,825
Accounts receivable, net	6,215	1,256
Inventories	31,657	32,638
Income taxes receivable	927	820
Prepaid expenses and other current assets	1,349	2,119
Total current assets	58,392	52,644
Property, plant and equipment, net accumulated depreciation of $24,948 in 2016 and $25,163 in 2015	12,754	12,761
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	30,873	27,129
Deferred income taxes	3,323	4,338
Other assets	10,456	10,032
Total assets	$119,571	$110,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$10,419	$3,681
Accrued expenses and other liabilities	11,430	10,117
Total current liabilities	21,849	13,798
Pension liabilities	5,179	6,590
Other long-term liabilities	72	77
Total liabilities	27,100	20,465
Common stock	3,837	3,811
Capital in excess of par value	4,428	3,879
Retained earnings	86,043	84,423
Accumulated other comprehensive loss	(1,837)	(1,901)
Total stockholders' equity	92,471	90,212
Total liabilities and stockholders' equity	$119,571	$110,677

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015

Net sales	$63,665	$50,644
Cost of goods sold	50,977	40,439
Gross profit	12,688	10,205
Selling, general and administrative expenses	7,043	5,951
Operating income	5,645	4,254
Interest income	92	117
Income before income taxes	5,737	4,371
Income tax provision	1,816	1,442
Net income	$3,921	$2,929

Earnings per share
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

Dividends paid per share	$0.06	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015

Net income	$3,921	$2,929

Other comprehensive income, net of taxes:
Pension adjustment	14	12
Unrealized gain on securities, net of reclassification adjustments	50	14

Comprehensive income	$3,985	$2,955

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2015	38,112	$3,811	$3,879	$84,423	$(1,901)	$90,212
Stock issued for stock incentive plans, net	372	37	1,049	—	—	1,086
Stock purchased and retired	(113)	(11)	(651)	—	—	(662)
Net income	—	—	—	3,921	—	3,921
Pension adjustment, net of taxes	—	—	—	—	14	14
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	50	50
Dividends paid	—	—	—	(2,301)	—	(2,301)
Excess tax benefits for share-based payments	—	—	151	—	—	151
Balance, March 31, 2016	38,371	$3,837	$4,428	$86,043	$(1,837)	$92,471

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$3,921	$2,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331	174
Gain on sale of equipment and property	(48)	(12)
Amortization of premium related to marketable securities	274	258
Stock-based compensation expense	1,168	487
Excess tax benefits for share-based payments	(151)	(185)
Deferred income tax provision	897	586
(Increase) decrease in assets:
Accounts receivable	(4,959)	(3,037)
Inventories	981	(1,593)
Prepaid expenses and other current assets	770	522
Income taxes receivable	(107)	(243)
Other non-current assets	(424)	(80)
Increase (decrease) in liabilities:
Accounts payable	6,738	4,926
Income taxes payable	181	222
Accrued expenses and other liabilities	1,283	1,120
Other long-term liabilities	(1,395)	(348)
Net cash provided by operating activities	9,460	5,726

INVESTING ACTIVITIES
Capital expenditures	(324)	(804)
Proceeds from sale of assets	48	7
Purchases of marketable securities	(7,106)	(2,296)
Sales of marketable securities	501	4,685
Maturities of marketable securities	487	-
Net cash (used for) provided by investing activities	(6,394)	1,592

FINANCING ACTIVITIES
Payment of dividends	(2,301)	(1,532)
Excess tax benefits for share-based payments	151	185
Cash paid for common stock purchased and retired	(662)	(868)
Net cash used for financing activities	(2,812)	(2,215)

Net increase in cash and cash equivalents	254	5,103
Cash and cash equivalents at beginning of period	7,986	4,072
Cash and cash equivalents at end of period	$8,240	$9,175

Supplemental information:
Income tax payments, net	$844	$875

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. All of the changes are to be recorded in the reporting period and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. The Company adopted these provisions in the first quarter of 2016 and plans to apply the provisions for all business combinations completed hereafter. The adoption did not have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Accounting Standards Update (ASU) No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to the fair value of an investment that is measured using the net asset value per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company adopted these provisions in the first quarter of 2016 and the adoption did not have a material impact on the Company’s consolidated financial statements.

•	Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The Company adopted these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

•	Accounting Standards Update No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification within the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Accounting Standards Update No. 2016-07, Investments —Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting. These amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. Instead, the cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for it. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

•	Accounting Standards Update No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	Accounting Standards Updates No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted for certain provisions. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments simplify the measurement process and allows inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted. The Company plans to adopt these provisions in the first quarter of 2017 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 in accordance with ASU 2015-14 that deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weightedaverage number of shares outstanding during the respective periods. In addition, the Companyhas periodically issued share-based payment awards that contain non-forfeitable rights todividends and are therefore considered participating securities. Restricted shares of commonstock (participating securities) outstanding and a reconciliation of weighted average sharesoutstanding is as follows:

	Three months ended March 31
(In thousands)	2016	2015
Net income available for stockholders:	$3,921	$2,929
Less: Adjustments for earnings attributable to participating securities	(129)	(95)
Net Income in calculating earnings per share	$3,792	$2,834

Weighted average shares outstanding (including participating securities)	38,298	37,028
Adjustment for participating securities	(1,291)	(1,244)
Shares used in calculating basic earnings per share	37,007	35,784
Dilutive effect of stock based awards	-	236
Shares used in calculating diluted earnings per share	37,007	36,020

4.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2016, there were approximately 2,248,300 shares available for grant. During the first quarter of 2016, the Company recorded accelerated amortization of restricted stock of approximately $660 thousand that related to shares held by an executive officer that vested immediately upon his death.

Stock-based compensation for the three months ended March 31, 2016 and 2015 were as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Pre – tax cost	$1,168	$487
After tax cost	$753	$314

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2015	1,254,200	$6.80
Granted	371,950	5.77
Vested	(410,450)	6.39
Forfeited	-	-
Non-vested shares at March 31, 2016	1,215,700	$6.59

The total fair value of shares vested was approximately $2,560,000 during the three months ended March 31, 2016 and $2,254,000 during the three months ended March 31, 2015. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $151,000 for the three months ended March 31, 2016 and $185,000 for the three months ended March 31, 2015 were credited to capital in excess of par value and classified as financing cash flows.

Other Information

As of March 31, 2016, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,887,000. This cost is expected to be recognized over a weighted-average period of 4.2 years.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended
	March 31,
(in thousands)	2016	2015
Net realized gain	$-	$21
Reclassification of net realized gains from other comprehensive income	$-	$21

Gross unrealized gains (losses) on marketable securities are as follows:

	March 31, 2016		December 31, 2015
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$65	$(17)	$4	$(4)
Corporate Obligations	27	(1)	22	(25)
	$92	$(18)	$26	$(29)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	March 31, 2016			December 31, 2015
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains (Losses)
(in thousands)
Municipal Obligations	$35,582	$35,630	$48	$30,996	$30,996	$0
Corporate Obligations	5,221	5,247	26	3,961	3,958	(3)
Total	$40,803	$40,877	$74	$34,957	$34,954	$(3)

Municipal obligations consist primarily of municipal notes rated AA- or higher ranging in maturity from less than one year to over 20 years. Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to five years. These securities are rated BBB+ or higher. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2017 and 2037.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The manufacturers of the engines included on our boats provide various warranties on their products as well. An analysis of the warranty accruals for the three months ended March 31, 2016 and 2015 is as follows:

(in thousands)	2016	2015
Balance at beginning of period	$3,405	$3,836
Less: Payments made during the period	(774)	(374)
Add: Warranty provision for the period	679	829
Changes to warranty provision for prior periods	(137)	(443)
Balance at March 31	$3,173	$3,848

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. During the three months ended March 31, 2016 the Company repurchased inventory of approximately $450 thousand. The Company had no material repurchases of inventory during the three months ended March 31, 2015.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $8.8 million as of March 31, 2016. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.9 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $16.7 million as of March 31, 2016.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Raw materials and supplies	$17,802	$17,058
Work in process	7,823	7,562
Finished goods	6,032	8,018
Total inventories	$31,657	$32,638

9.	INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the first quarter of 2016, the income tax provision reflects an effective tax rate of 31.7 percent, compared to an effective tax rate of 33.0 percent for the comparable period in the prior year.  The effective rate is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction. The first quarter 2016 effective tax rate is lower than the prior year primarily due to certain beneficial permanent tax differences generated from life insurance proceeds recorded during the first quarter. The Company adopted the provisions of Accounting Standards Update 2015-17 as of December 31, 2015 that requires all deferred tax balances to be classified as non-current.  Accordingly, the net deferred tax balance has been reflected as a non-current asset in the accompanying balance sheet as of March 31, 2016.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended March 31,
	2016	2015
Interest cost	$69	$64
Expected return on plan assets	(102)	(105)
Amortization of net losses	21	19
Net periodic benefit (credit)	$(12)	$(22)

The Company made contributions to this plan of $180 thousand during the three months ended March 31, 2016.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are marked to market and totaled $6,429,000 as of March 31, 2016 and $6,491,000 as of December 31, 2015. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading losses related to the SERP assets totaled approximately $63,000 during the three months ended March 31, 2016, compared to trading gains of $53,000 during the three months ended March 31, 2015.

In connection with death of an executive officer during the first quarter of 2016, the Company recorded tax free gains of approximately $1.1 million comprised of the following: $556 thousand generated by the insurance death proceeds to be received of approximately $1.9 million after considering the previously recorded cash surrender value of $1.4 million under a Company-owned life insurance contract, and $500 thousand as a result of insurance death benefits to be received from a key-man life insurance policy. The net gain is reflected as part of selling, general and administrative expenses.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at March 31, 2016 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,429	$-
Available-for-sale securities:
Municipal obligations	$-	$35,630	$-
Corporate obligations	-	5,247	-
	$-	$40,877	$-

	Fair Value Measurements at December 31, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,491	$-
Available-for-sale securities:
Municipal obligations	$-	$30,996	$-
Corporate obligations	-	3,958	-
	$-	$34,954	$-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2015	$(1,899)	$(2)	$(1,901)
Change during the period ended March 31, 2016:
Before-tax amount	_	77	77
Tax provision	_	(27)	(27)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	14	-	14
Net realized gain (2)	-	-	-
Total activity for the period	14	50	64
Balance at March 31, 2016	$(1,885)	$48	$(1,837)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2014	$(2,024)	$55	$(1,969)
Change during the period ended March 31, 2015:
Before-tax amount	_	(10)	(10)
Tax benefit	_	3	3
Reclassification adjustment, net of taxes
Amortization of net loss (1)	12	-	12
Net realized gain (2)	-	21	21
Total activity for the period	12	14	26
Balance at March 31, 2015	$(2,012)	$69	$(1,943)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

13.	SUBSEQUENT EVENT

On April 26, 2016, the Board of Directors approved a $0.06 per share cash dividend payable June 10, 2016 to stockholders of record at the close of business May 10, 2016.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

Our net sales were higher during the first quarter of 2016 compared to the fourth quarter of 2015 and the first quarter of 2015 primarily due to increases in Robalo unit sales, coupled with an increase in Chaparral H2O sterndrive sales and SunCoast outboard boats.

Operating income increased 32.7 percent during the first quarter of 2016 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased due to costs that vary with sales and profitability, as well as higher advertising and boat show expenses. Dealer inventory in units as of March 31, 2016 was higher than at the end of the fourth quarter of 2015 and at the end of the first quarter of 2015, but appropriate to the level of dealer demand we see as we enter the strongest part of the retail selling season.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion of the outlook for 2016 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

We believe that recreational boating retail demand in many segments of the industry is improving. Attendance and sales during the 2016 winter boat shows have been moderately higher than the 2015 winter boat shows, residential real estate markets and consumer confidence have stabilized, and fuel prices have declined significantly. We also believe that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2013. We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats. Fluctuations in fuel prices can impact our sales, and during 2015 fuel prices decreased significantly, and have fallen to some of the lowest inflation-adjusted levels recorded during the past 10 years. In general, however, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises almost 50 percent of the Company’s sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2016 model year which began on July 1, 2015. We are continuing to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up such as the SSX, and our Robablo bay boat models. In addition, we continue to experience a favorable consumer reception of our Chaparral Vortex jet boats and Chaparral SunCoast outboard boats. For the 2016 model year, we have introduced a smaller Robalo model, a new Chaparral sterndrive sportboat, and a smaller SunCoast outboard boat. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. We plan to continue to develop and produce additional new products for subsequent model years.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Total number of boats sold	1,330	973
Average gross selling price per boat (in thousands)	$42.7	$47.1
Net sales (in thousands)	$63,665	$50,644
Percentage of cost of goods sold to net sales	80.1%	79.8%
Gross profit margin percent	19.9%	20.2%
Percentage of selling, general and administrative expenses to net sales	11.1%	11.8%
Operating income (in thousands)	$5,645	$4,254
Warranty expense (in thousands)	$542	$386

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Net sales for the three months ended March 31, 2016 increased $13.0 million or 25.7 percent compared to the comparable period in 2015. The change in net sales during the quarter compared to the prior year was due primarily to a 36.7 percent increase in the number of units sold, partially offset by a 9.3 percent decrease in the average selling price per boat. The increase in unit sales was due to higher Robalo unit sales during the quarter as compared to the prior year, as well as increased unit sales of our Chaparral H2O sterndrive boats and SunCoast outboards. In the first quarter of 2016, net sales outside of the United States accounted for 11.0 percent of net sales compared to 13.6 percent of net sales in the first quarter of 2015. Domestic net sales increased 29.4 percent to $56.6 million compared to the first quarter of the prior year, while international net sales increased only 2.4 percent to $7.0 million.

Cost of goods sold for the three months ended March 31, 2016 was $51.0 million compared to $40.4 million for the comparable period in 2015, an increase of $10.5 million or 26.1 percent. Cost of goods sold increased to 80.1 percent of net sales for the three months ended March 31, 2016 from 79.8 percent for the comparable period in 2015, primarily due to model mix, partially offset by improved operating efficiencies due to higher production volumes.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended March 31, 2016 were $7.0 million compared to $6.0 million for the comparable period in 2015, an increase of 18.3 percent. This increase was due primarily to expenses that vary with sales and profitability, as well as higher advertising and boat show expenses, partially offset by a net gain of approximately $396 thousand. This net gain was comprised of approximately $1.1 million resulted from gains on life insurance proceeds to be received, partially offset by accelerated amortization of approximately $660 thousand related to shares held by an executive officer that vested immediately upon his death. Selling, general and administrative expenses as a percentage of net sales declined slightly to 11.1 percent in the first quarter of 2016 from 11.8 percent in the first quarter of 2015.

Operating income for the three months ended March 31, 2016 increased $1.4 million or 32.7 percent compared to the comparable period in 2015 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $92 thousand during the three months ended March 31, 2016 compared to $117 thousand for the comparable period in 2015. This decrease was primarily due to a decrease in realized gains generated from our marketable securities portfolio.

Income tax provision for the three months ended March 31, 2016 was $1.8 million compared to $1.4 million for the comparable period in 2015. The income tax provision for the three months ended March 31, 2016 reflects an effective tax rate of 31.7 percent compared to an effective tax rate of 33.0 percent for the comparable period in the prior year. The first quarter 2016 effective tax rate is lower than the prior year primarily due to certain beneficial permanent tax differences generated from life insurance proceeds recorded during the first quarter.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2016 were $8.2 million compared to $8.0 million at December 31, 2015. In addition, the aggregate of short-term and long-term marketable securities was $40.9 million at March 31, 2016 compared to $35.0 million at December 31, 2015.

The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2016	2015

Net cash provided by operating activities	$9,460	$5,726
Net cash (used for) provided by investing activities	(6,394)	1,592
Net cash used for financing activities	$(2,812)	$(2,215)

Cash provided by operating activities for the three months ended March 31, 2016 increased approximately $3.7 million compared to the comparable period in 2015. This increase is primarily due to an increase in net income, coupled with a favorable change in working capital. The major components of the net favorable change in working capital were as follows: a favorable change of $2.6 million in inventories primarily due to the timing of shipments of finished boats; an unfavorable change of $1.9 million in accounts receivable primarily due to the timing of payments, coupled with life insurance proceeds to be received; and a $1.8 million favorable change in accounts payable, due primarily to timing of payments.

Cash used for investing activities for the three months ended March 31, 2016 was approximately $6.4 million compared to $1.6 million provided by investing activities for the same period in 2015. The increase in cash used for investing activities is primarily due to increased purchases of marketable securities in the current period as a result of increases in cash provided by operations, partially offset by a decrease in capital expenditures.

Cash used for financing activities for the three months ended March 31, 2016 increased approximately $0.6 million compared to the three months ended March 31, 2015 primarily due to a 50.0 percent increase in the quarterly dividend paid, partially offset by a decrease in open market share repurchases in the first three months of 2016.

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

Cash Requirements

The Company currently expects that capital expenditures during 2016 will be approximately $3.5 million, of which $0.3 million has been spent through March 31, 2016.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company made a $180 thousand cash contribution to this plan during the first three months of 2016 and does not expect to make any additional contributions for the remainder of 2016.

As of March 31, 2016, the Company has purchased a total of 5,384,807 shares in the open market under the Company stock repurchase program and there are 2,865,193 shares that remain available for repurchase under the current authorization. The Company repurchased 4,564 shares under this program during the three months ended March 31, 2016.

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

For our Robalo products, Marine Products provides a transferable ten-year limited structural hull warranty against defects in material and workmanship to the original owner, and a five-year limited hull warranty to one subsequent owner. Additionally, Marine Products provides a transferable one-year limited warranty on other components. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the three months ended March 31, 2016 and 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. During the three months ended March 31, 2016 the Company repurchased inventory of approximately $450 thousand. The Company had no material repurchases of inventory during the three months ended March 31, 2015.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $8.8 million as of March 31, 2016. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.9 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $16.7 million as of March 31, 2016.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $202 thousand for the three months ended March 31, 2016 and $195 thousand for the three months ended March 31, 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as larger models in the Chaparral line-up including the SSX’s and new Robalo bay boat models; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; our plans to continue to develop and produce additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2016; the Company’s expectation about contributions to its pension plan in 2016; the Company’s belief about the amount and timing of inventory repurchases; the Company’s belief that it will incur lower material purchase prices in 2016 which will reduce the manufactured costs of certain components of the Company’s products; the Company’s belief that these lower prices will not enhance its profit margins; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2016, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of March 31, 2016, the Company’s investment portfolio, totaling approximately $40.9 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2015, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2015 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2016 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the first quarter of 2016 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
January 1, 2016 to January 31, 2016	109,605	(2)	$6.64	1,700	2,868,057
					,
Month #2
February 1, 2016 to February 29, 2016	2,864		6.94	2,864	2,865,193

Month #3
March 1, 2016 to March 31, 2016	-		-	-	2,865,193
Totals	112,469		$6.87	4,564	2,865,193

(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of March 31, 2016, a total of 5,384,807 shares have been repurchased in the open market under this program and there are 2,865,193 shares that remain available for repurchase. The program does not have a predetermined expiration date.
(2)	Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit Number	Description

3.1(a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

3.1(b)	Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 9, 2005).

3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2015).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 3, 2016	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 3, 2016	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

