Form 10-Q
period 2016-06-30
MARINE PRODUCTS CORP
filed 2016-08-01
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, Marine Products Corporation had 38,355,421 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(In thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS		(Note 1)

Cash and cash equivalents	$296	$7,986
Marketable securities	14,343	7,825
Accounts receivable, net	4,817	1,256
Inventories	34,592	32,638
Income taxes receivable	-	820
Prepaid expenses and other current assets	1,791	2,119
Total current assets	55,839	52,644
Property, plant and equipment, net accumulated depreciation of $24,262 in 2016 and $25,163 in 2015	12,753	12,761
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	33,102	27,129
Deferred income taxes	3,575	4,338
Other assets	10,546	10,032
Total assets	$119,588	$110,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$6,345	$3,681
Accrued expenses and other liabilities	12,446	10,117
Total current liabilities	18,791	13,798
Pension liabilities	5,307	6,590
Other long-term liabilities	70	77
Total liabilities	24,168	20,465
Common stock	3,836	3,811
Capital in excess of par value	4,774	3,879
Retained earnings	88,569	84,423
Accumulated other comprehensive loss	(1,759)	(1,901)
Total stockholders' equity	95,420	90,212
Total liabilities and stockholders' equity	$119,588	$110,677

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net sales	$65,066	$59,498	$128,731	$110,142
Cost of goods sold	51,258	46,894	102,235	87,333
Gross profit	13,808	12,604	26,496	22,809
Selling, general and administrative expenses	7,096	6,181	14,139	12,132
Operating income	6,712	6,423	12,357	10,677
Interest income	151	105	243	222
Income before income taxes	6,863	6,528	12,600	10,899
Income tax provision	2,045	2,099	3,861	3,541
Net income	$4,818	$4,429	$8,739	$7,358

Earnings per share
Basic	$0.13	$0.12	$0.23	$0.20
Diluted	$0.13	$0.12	$0.23	$0.20

Dividends paid per share	$0.06	$0.04	$0.12	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$4,818	$4,429	$8,739	$7,358

Other comprehensive income, net of taxes:
Pension adjustment	13	12	27	24
Unrealized gain (loss) on securities, net of reclassification adjustments	65	(44)	115	(30)

Comprehensive income	$4,896	$4,397	$8,881	$7,352

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In thousands)

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2015	38,112	$3,811	$3,879	$84,423	$(1,901)	$90,212
Stock issued for stock incentive plans, net	369	37	1,542	—	—	1,579
Stock purchased and retired	(126)	(13)	(755)	—	—	(768)
Net income	—	—	—	8,739	—	8,739
Pension adjustment, net of taxes	—	—	—	—	27	27
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	115	115
Dividends paid	—	—	—	(4,593)	—	(4,593)
Excess tax benefits for share-based
payments	—	—	109	—	—	109
Balance, June 30, 2016	38,355	$3,835	$4,775	$88,569	$(1,759)	$95,420

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$8,739	$7,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	671	375
Gain on sale of equipment and property	(79)	(12)
Amortization of premium related to marketable securities	609	521
Stock-based compensation expense	1,655	984
Excess tax benefits for share-based payments	(109)	(203)
Deferred income tax provision	608	420
(Increase) decrease in assets:
Accounts receivable	(3,561)	(2,213)
Inventories	(1,954)	(1,317)
Prepaid expenses and other current assets	328	(158)
Income taxes receivable	820	123
Other non-current assets	(514)	(116)
Increase (decrease) in liabilities:
Accounts payable	2,375	5,632
Accrued expenses and other liabilities	2,438	1,455
Other long-term liabilities	(1,248)	(281)
Net cash provided by operating activities	10,778	12,568

INVESTING ACTIVITIES
Capital expenditures	(663)	(2,956)
Proceeds from sale of assets	79	7
Purchases of marketable securities	(17,997)	(7,948)
Sales of marketable securities	2,464	8,174
Maturities of marketable securities	2,901	250
Net cash used for investing activities	(13,216)	(2,473)

FINANCING ACTIVITIES
Payment of dividends	(4,593)	(3,063)
Excess tax benefits for share-based payments	109	203
Cash paid for common stock purchased and retired	(768)	(1,995)
Net cash used for financing activities	(5,252)	(4,855)

Net (decrease) increase in cash and cash equivalents	(7,690)	5,240
Cash and cash equivalents at beginning of period	7,986	4,072
Cash and cash equivalents at end of period	$296	$9,312

Supplemental information:
Income tax payments, net	$1,772	$2,372

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. All of the changes are to be recorded in the reporting period and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. The Company adopted these provisions in the first quarter of 2016 and plans to apply the provisions for all business combinations completed hereafter. The adoption did not have a material impact on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to the fair value of an investment that is measured using the net asset value per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company adopted these provisions in the first quarter of 2016 and the adoption did not have a material impact on the Company’s consolidated financial statements.

•	Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The Company adopted these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

•	Accounting Standards Update No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance on (i) the criteria of collectability and recognition of related revenue; (ii) election to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (iii) measurement date for noncash consideration and variability related to the form of consideration. In addition, the amendments provide a practical expedient (i) to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented; (ii) to clarify the status of completed contracts under legacy GAAP and (iii) the disclosures related to the application of this guidance using the modified retrospective or retrospective transition method. These amendments are effective at the same date that Topic 606 is effective. The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to (i) revenue and expense recognition for freight services; (ii) shipping and handling fees and costs; (iii) consideration given by a vendor to a customer; and (iv) gas balancing arrangements that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations – better articulating the principle for determining whether promises to transfer goods or services are separately identifiable and revising the related factors and examples to align with the clarification; and (b) the licensing implementation guidance to improve its operability and understandability. The amendments do not change the core principle of the guidance in Topic 606. The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	Accounting Standards Update No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification within the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Accounting Standards Update No. 2016-07, Investments —Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. These amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. Instead, the cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for it. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	Accounting Standards Update No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	Accounting Standards Updates No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain provisions. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments simplify the measurement process and allows inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted. The Company plans to adopt these provisions in the first quarter of 2017 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 in accordance with ASU 2015-14 that deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

	Three months ended June 30		Six months ended June 30
(In thousands)	2016	2015	2016	2015
Net income available for stockholders:	$4,818	$4,429	$8,739	$7,358
Less: Adjustments for earnings attributable to participating securities	(152)	(143)	(306)	(238)
Net income used in calculating earnings per share	$4,666	$4,286	$8,433	$7,120

Weighted average shares outstanding (including participating securities)	38,363	37,026	38,330	37,025
Adjustment for participating securities	(1,252)	(1,255)	(1,453)	(1,250)
Shares used in calculating basic earnings per share	37,111	35,771	36,877	35,775
Dilutive effect of stock based awards	-	94	-	199
Shares used in calculating diluted earnings per share	37,111	35,865	36,877	35,974

4.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2016, there were approximately 2,250,300 shares available for grant.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for the three and six months ended June 30, 2016 and 2015 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Pre – tax cost	$487	$497	$1,655	$984
After tax cost	$314	$320	$1,067	$634

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2015	1,254,200	$6.80
Granted	371,950	5.77
Vested	(422,450)	6.40
Forfeited	(2,400)	6.29
Non-vested shares at June 30, 2016	1,201,300	$6.58

The total fair value of shares vested was approximately $2,560,000 during the six months ended June 30, 2016 and $2,254,000 during the six months ended June 30, 2015. Tax benefits for compensation tax deductions in excess of compensation expense totaling approximately $109,000 for the six months ended June 30, 2016 and $203,000 for the six months ended June 30, 2015 were credited to capital in excess of par value and classified as financing activity in the consolidated statements of cash flows.

Other Information

As of June 30, 2016, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,400,000. This cost is expected to be recognized over a weighted-average period of 4.0 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net realized gain	$14	$11	$14	$32
Reclassification of net realized gains from other comprehensive income	$14	$11	$14	$32

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross unrealized gains (losses) on marketable securities are as follows:

	as of June 30, 2016		as of December 31, 2015
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$144	$(2)	$4	$(4)
Corporate Obligations	35	(1)	22	(25)
	$179	$(3)	$26	$(29)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	as of June 30, 2016			as of December 31, 2015
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Gains (Losses)
(in thousands)
Municipal Obligations	$42,577	$42,719	$142	$30,996	$30,996	$0
Corporate Obligations	4,692	4,726	34	3,961	3,958	(3)
Total	$47,269	$47,445	$176	$34,957	$34,954	$(3)

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

The manufacturers of the engines included on our boats provide various warranties on their products as well. An analysis of the warranty accruals for the six months ended June 30, 2016 and 2015 is as follows:

(in thousands)	2016	2015
Balance at beginning of period	$3,405	$3,836
Less: Payments made during the period	(1,428)	(695)
Add: Warranty provision for the period	1,375	1,596
Changes to warranty provision for prior periods	1	(677)
Balance at June 30	$3,353	$4,060

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. During the six months ended June 30, 2016 the Company repurchased inventory for approximately $450 thousand. The Company had no material repurchases of inventory during the six months ended June 30, 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $9.1 million as of June 30, 2016. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $16.1 million as of June 30, 2016.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	as of June 30, 2016	as of December 31, 2015
Raw materials and supplies	$22,499	$17,058
Work in process	7,393	7,562
Finished goods	4,700	8,018
Total inventories	$34,592	$32,638

9.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the second quarter of 2016, the income tax provision reflects an effective tax rate of 29.8 percent, compared to an effective tax rate of 32.2 percent for the comparable period in the prior year. The effective rate is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction. The decrease in 2016 is primarily due to certain beneficial tax differences generated from life insurance proceeds. The Company adopted the provisions of Accounting Standards Update 2015-17 as of December 31, 2015 that requires all deferred tax balances to be classified as non-current. Accordingly, the net deferred tax balance has been reflected as a non-current asset in the accompanying balance sheet as of June 30, 2016.

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest cost	$68	$65	$137	$129
Expected return on plan assets	(101)	(105)	(203)	(210)
Amortization of net losses	21	19	42	38
Net periodic benefit	$(12)	$(21)	$(24)	$(43)

The Company made contributions to this plan of $180 thousand during the six months ended June 30, 2016.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are marked to market and totaled $7,019,000 as of June 30, 2016 and $6,491,000 as of December 31, 2015. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trading losses related to the SERP assets totaled approximately $42,000 during the six months ended June 30, 2016, compared to trading gains of $67,000 during the six months ended June 30, 2015.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$7,019	$-
Available-for-sale securities:
Municipal obligations	$-	$42,719	$-
Corporate obligations	-	4,726	-
	$-	$47,445	$-

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

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment		Unrealized Gain On Securities	Total
Balance at December 31, 2015	$(1,899)		$(2)	$(1,901)
Change during the period ended June 30, 2016:
Before-tax amount		_	165	165
Tax provision		_	(64)	(64)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	27		-	27
Net realized gain (2)	-		14	14
Total activity for the period	27		115	142
Balance at June 30, 2016	$(1,872)		$113	$(1,759)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Pension Adjustment		Unrealized Gain On Securities	Total
Balance at December 31, 2014	$(2,024)		$55	$(1,969)
Change during the period ended June 30, 2015:
Before-tax amount		_	(96)	(96)
Tax benefit		_	34	34
Reclassification adjustment, net of taxes
Amortization of net loss (1)	24		-	24
Net realized gain (2)	-		32	32
Total activity for the period	24		(30)	(6)
Balance at June 30, 2015	$(2,000)		$25	$(1,975)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

13.	SUBSEQUENT EVENT

On July 26, 2016, the Board of Directors approved a $0.06 per share cash dividend payable September 9, 2016 to stockholders of record at the close of business August 10, 2016.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marine Products Corporation, through our wholly owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets. Many of these dealers finance their inventory through third-party floor plan lenders, who pay Marine Products generally within seven to ten days after delivery of the products to the dealers.

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

Our net sales were higher during the second quarter of 2016 compared to the first quarter of 2016 and the second quarter of 2015 primarily due to increases in Robalo unit sales, coupled with an increase in unit sales of the Chaparral SunCoast outboard models and the largest H20 model.

Operating income increased 4.5 percent during the second quarter of 2016 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased due to costs that vary with sales and profitability, as well as higher advertising and boat show expenses. Dealer inventory in units as of June 30, 2016 was lower than at the end of the first quarter of 2016, but higher than at the end of the second quarter of 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion of the outlook for 2016 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

We believe that recreational boating retail demand in many segments of the industry is improving. Attendance and sales during the 2016 winter boat shows have been moderately higher than the 2015 winter boat shows, residential real estate markets and consumer confidence have stabilized, and fuel prices have declined significantly. We also believe that there is improved demand from consumers who delayed purchasing a boat over the past few years due to economic uncertainty.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2013. We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats. Fluctuations in fuel prices can impact our sales, and during 2015 and 2016 fuel prices decreased significantly, and have fallen to some of the lowest inflation-adjusted levels recorded during the past 10 years. In general, however, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises almost 50 percent of the Company’s sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2017 model year which began on July 1, 2016. We continued to emphasize the value-priced Chaparral and Robalo models, as well as larger models in the Chaparral line-up such as the SSX, and our Robalo bay boat models. In addition, we continue to experience a favorable consumer reception to our Chaparral Vortex jet boats and Chaparral SunCoast outboard boats. For the 2016 model year, we introduced a smaller Robalo model, a new Chaparral sterndrive sportboat, and a smaller SunCoast outboard boat. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. During 2016 we also expanded our nationally advertised fixed retail pricing to include more of our models. We plan to continue to develop and produce additional new products for subsequent model years.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total number of boats sold	1,348	1,215	2,678	2,188
Average gross selling price per boat (in thousands)	$42.8	$44.1	$42.7	$45.4
Net sales (in thousands)	$65,066	$59,498	$128,731	$110,142
Percentage of cost of goods sold to net sales	78.8%	78.8%	79.4%	79.3%
Gross profit margin percent	21.2%	21.2%	20.6%	20.7%
Percentage of selling, general and administrative expenses to net sales	10.9%	10.4%	11.0%	11.0%
Operating income (in thousands)	$6,712	$6,423	$12,357	$10,677
Warranty expense (in thousands)	$834	$533	$1,376	$919

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Net sales for the three months ended June 30, 2016 increased $5.6 million or 9.4 percent compared to the comparable period in 2015. The change in net sales during the quarter compared to the prior year was due primarily to a 10.9 percent increase in the number of units sold, partially offset by a 2.9 percent decrease in the average selling price per boat. The increase in unit sales was due to higher Robalo unit sales during the quarter as compared to the prior year, as well as increased unit sales of our Chaparral SunCoast outboards and the largest H2O model. In the second quarter of 2016, net sales outside of the United States continued to decline and accounted for only 9.6 percent of net sales compared to 13.0 percent of net sales in the second quarter of 2015. Domestic net sales increased 13.6 percent to $58.8 million compared to the second quarter of the prior year.

Cost of goods sold for the six months ended June 30, 2016 was $51.3 million compared to $46.9 million for the comparable period in 2015, an increase of $4.4 million or 9.4 percent. Cost of goods sold was 78.8 percent of net sales for the three months ended June 30, 2016 and for the comparable period in 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the six months ended June 30, 2016 were $7.1 million compared to $6.2 million for the comparable period in 2015, an increase of 14.8 percent. This increase was due primarily to higher salaries and warranty expense, partially offset by lower incentive compensation compared to the prior year. Selling, general and administrative expenses as a percentage of net sales increased slightly to 10.9 percent in the second quarter of 2016 from 10.4 percent in the second quarter of 2015.

Operating income for the three months ended June 30, 2016 increased $0.3 million or 4.5 percent compared to the comparable period in 2015 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $151 thousand during the three months ended June 30, 2016 compared to $105 thousand for the comparable period in 2015. This increase was primarily due to an increase in the average balance of our marketable securities portfolio.

Income tax provision for the three months ended June 30, 2016 was $2.0 million compared to $2.1 million for the comparable period in 2015. The income tax provision for the three months ended June 30, 2016 reflects an effective tax rate of 29.8 percent compared to an effective tax rate of 32.2 percent for the comparable period in the prior year. The second quarter 2016 effective tax rate is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction. The decrease in 2016 is primarily due to certain beneficial tax differences generated from life insurance proceeds.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Net sales for the six months ended June 30, 2016 increased $18.6 million or 16.9 percent compared to the comparable period in 2015. The change in net sales during the quarter compared to the prior year was due primarily to a 22.4 percent increase in the number of units sold, partially offset by a 5.9 percent decrease in the average selling price per boat. The increase in unit sales was due to higher Robalo unit sales during the year as compared to the prior year, as well as increased unit sales of our Chaparral H2O sterndrive boats and SunCoast outboards. In the first six months of 2016, net sales outside of the United States accounted for 10.3 percent of net sales compared to 13.3 percent of net sales in the first six months of 2015. Domestic net sales increased 20.8 percent compared to the prior year to $115.5 million, while international net sales decreased 9.1 percent to $13.3 million.

Cost of goods sold for the six months ended June 30, 2016 was $102.2 million compared to $87.3 million for the comparable period in 2015, an increase of $14.9 million or 17.1 percent. Cost of goods sold increased to 79.4 percent of net sales for the six months ended June 30, 2016 from 79.3 percent for the comparable period in 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the six months ended June 30, 2016 were $14.1 million compared to $12.1 million for the comparable period in 2015, an increase of 16.5 percent. This increase was due primarily to expenses that vary with sales and profitability, as well as higher advertising and boat show expenses. Selling, general and administrative expenses as a percentage of net sales were 11.0 percent in both the second quarter of 2016 and the second quarter of 2015.

Operating income for the six months ended June 30, 2016 increased $1.7 million or 15.7 percent compared to the comparable period in 2015 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $243 thousand during the six months ended June 30, 2016 compared to $222 thousand for the comparable period in 2015. This increase was primarily due to an increase in the average balance of our marketable securities portfolio.

Income tax provision for the six months ended June 30, 2016 was $3.9 million compared to $3.5 million for the comparable period in 2015. The income tax provision for the six months ended June 30, 2016 reflects an effective tax rate of 30.6 percent compared to an effective tax rate of 32.5 percent for the comparable period in the prior year. The effective tax rate for the six months ended June 30, 2016 is the result of continued beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction. The decrease in 2016 is primarily due to certain beneficial tax differences generated from life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2016 were $0.3 million compared to $9.3 million at December 31, 2015. The decrease in cash is primarily due to the timing of payments for critial component purchases, coupled with an increase in marketable securities purchases. In addition, the aggregate of short-term and long-term marketable securities was $47.4 million at June 30, 2016 compared to $35.0 million at December 31, 2015.

The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2016	2015

Net cash provided by operating activities	$10,778	$12,568
Net cash used for investing activities	(13,216)	(2,473)
Net cash used for financing activities	$(5,252)	$(4,855)

Cash provided by operating activities for the six months ended June 30, 2016 decreased approximately $1.8 million compared to the comparable period in 2015. This decrease is primarily due to an unfavorable change in working capital, partially offset by an increase in net income. The major components of the net unfavorable change in working capital were as follows: an unfavorable change of $0.6 million in inventories primarily due to the timing of shipments of finished boats; an unfavorable change of $1.3 million in accounts receivable primarily due to the timing of payments; a favorable change of $1.0 million in other accrued expenses due primarily to the timing of sales incentive payments; and a $3.3 million unfavorable change in accounts payable, due primarily to timing of payments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash used for investing activities for the six months ended June 30, 2016 was approximately $13.2 million compared to $2.5 million used for investing activities for the same period in 2015. The increase in cash used for investing activities is primarily due to increased purchases of marketable securities in the current period, partially offset by a decrease in capital expenditures.

Cash used for financing activities for the six months ended June 30, 2016 increased approximately $0.4 million compared to the six months ended June 30, 2015 primarily due to a 50.0 percent increase in the quarterly dividend paid, partially offset by a decrease in open market share repurchases in the first six months of 2016 compared to the first six months of 2015.

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

Cash Requirements

The Company currently expects that capital expenditures during 2016 will be approximately $3.5 million, of which $0.7 million has been spent through June 30, 2016.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company made a $180 thousand cash contribution to this plan during the first six months of 2016 and does not expect to make any additional contributions for the remainder of 2016.

As of June 30, 2016, the Company has purchased a total of 5,391,270 shares in the open market under the Company stock repurchase program and there are 2,858,730 shares that remain available for repurchase under the current authorization. The Company repurchased 11,027 shares under this program during the six months ended June 30, 2016.

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

For our Robalo products, Marine Products provides a transferable ten-year limited structural hull warranty against defects in material and workmanship to the original owner, and a five-year limited hull warranty to one subsequent owner. Additionally, Marine Products provides a transferable one-year limited warranty on other components. See Note 6 to the Consolidated Financial Statements for a detail of activity in the warranty accruals during the six months ended June 30, 2016 and 2015.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. During the six months ended June 30, 2016 the Company repurchased inventory for approximately $450 thousand. The Company had no material repurchases of inventory during the six months ended June 30, 2015.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $9.1 million as of June 30, 2016. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $16.1 million as of June 30, 2016.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $391 thousand for the six months ended June 30, 2016 and $362 thousand for the six months ended June 30, 2015.

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

INFLATION

The market prices of certain material and component costs used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have been volatile in the years following the financial crisis of 2008. During 2015 and the first six months of 2016, the prices of several of these raw materials have fallen to their lowest prices in several years. As a result, we believe that the Company will incur lower materials purchase prices in 2016. These lower prices of materials will reduce the costs of the Company’s products, but we do not expect that these lower prices will enhance our profit margins, due to the competitive nature of the selling environment for the Company’s products. Furthermore, the prices of these raw materials remain volatile, and may increase in the future.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our belief that dealer inventory as of June 30, 2016 was appropriate based on anticipated retail demand; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as larger models in the Chaparral line-up including the SSX’s and new Robalo bay boat models; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; our plans to continue to develop and produce additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2016; the Company’s expectation about contributions to its pension plan in 2016; the Company’s belief about the amount and timing of inventory repurchases; the Company’s belief that these lower prices will not enhance its profit margins; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of June 30, 2016, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of June 30, 2016, the Company’s investment portfolio, totaling approximately $47.4 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2015, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2015 and the Company currently expects no such changes through the remainder of the current year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

As of the end of the period covered by this report, June 30, 2016 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the second quarter of 2016 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
April 1, 2016 to April 30, 2016	4,002	(2)	$8.28	-	2,865,193
					,
Month #2
May 1, 2016 to May 31, 2016	-		-	-	2,865,193

Month #3
June 1, 2016 to June 30, 2016	9,283	(2)	7.83	6,463	2,858,730
Totals	13,285		$7.97	6,463	2,858,730

(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of June 30, 2016, a total of 5,391,270 shares have been repurchased in the open market under this program and there are 2,858,730 shares that remain available for repurchase. The program does not have a predetermined expiration date.
(2)	Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: August 1, 2016	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 1, 2016	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

