Form 10-K
period 2016-12-31
MARINE PRODUCTS CORP
filed 2017-02-28
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2016, the last business day of the registrant’s most recent second fiscal quarter, was $93,651,340 based on the closing price on the New York Stock Exchange on June 30, 2016 of $8.46 per share.

Marine Products Corporation had 34,957,356 shares of common stock outstanding as of February 17, 2017.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Acquisition Company LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s belief that there are several alternative suppliers of fiberglass that could provide adequate quality and quantities of this raw material at acceptable prices; the Company’s plans to continue purchasing sterndrive engines through the ABA; the Company’s belief that the level of dealer inventories of its new boat models are appropriate; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s belief that its corporate infrastructure, marketing and sales capabilities, financial strength and nationwide presence enables it to compete effectively against its competitors; the Company’s belief that it will not incur any material capital expenditures to comply with existing environmental or safety regulations; the Company’s expectation that higher costs of materials could negatively affect its profit margins; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its results of operations; the Company’s plan to continue to pay cash dividends subject to the earnings and financial condition of the Company and other relevant factors; the Company’s belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing boats over the past few years due to economic uncertainty; the Company’s belief that continued improvement in retail boat sales will be modest due to the lack of strong economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; the Company’s plans to continue to emphasize the value-priced Chaparral and Robalo models as well as the Surf Series; the Company’s belief that the Vortex jet boat and SunCoast outboard boats will expand our customer base and leverage our strong dealer network and reputation for quality and styling; the Company’s plans to continue to develop and additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2017; the Company’s expectation about contributions to its pension plan in 2017; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; and the Company’s expectation regarding market risk of its investment portfolio.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, jet boat and sport fishing markets. The Company sells its products to a network of 147 domestic and 90 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive pleasure boats including H2O Sport and Fish & Ski boats, SSi and SSX Sportboats, Sunesta sport deck, and Signature Cruisers, as well as SunCoast sport deck outboards, Vortex jet boats and the Surf Series, a new line of Chaparral models first introduced for the 2017 model year. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2016] indicate that Chaparral is the largest manufacturer of sterndrive boats in lengths from 18 to 33 feet in the United States.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained workforce. With 52 years of boatbuilding experience, Chaparral continues to expand the range of its offerings through insightful product design and quality manufacturing processes in order to reach an increasingly discerning recreational boating market.

The Company also manufactures Robalo outboard fishing boats. Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an “unsinkable” hull. The Company believes that Robalo is the fifth largest manufacturer of outboard boats in lengths from 16 to 30 feet in the United States.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational and cruiser markets through its Chaparral brand and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral – Vortex Jet Boat	8	20′-24′	$35,000 - $81,000	Fiberglass sterndrive pleasure boats marketed as jet-powered boats with traditional bowrider styling. Features include enhanced maneuverability at low speeds and high seating capacity. National fixed retail price including a trailer. Also marketed as a high-performance wakeboard boat with optional surf package. Marketed to younger families and wakeboard enthusiasts.

Chaparral – H2O Sport Series	8	18′-21′	$22,000 - $55,000	Fiberglass multipurpose sterndrive and outboard runabouts. Sport and Ski & Fish series offers an affordable, entry-level product with a national fixed retail price including a standard engine and single axle trailer. Marketed to both experienced and value-conscious buyers.

Chaparral – SunCoast Outboard Deck Boat	3	21′-25′	$41,000 - $94,000	Fiberglass multipurpose bowrider with outboard power and an open bow providing high seating capacity. Large deckboat-style boat, suitable for large inland bodies of water or coastal saltwater use. Marketed with a national fixed retail price to saltwater boaters carrying large numbers of passengers.

Chaparral - SSi Wide Tech™	4	21′-24′	$52,000 - $119,000	Fiberglass sterndrive runabouts. Products encompass affordable, entry-level to mid-range and larger sportboats. Marketed as high value runabouts for family groups. Wide Tech™ is marketed as an affordable, entry-level to mid-range pleasure boat with the handling of a runabout, the style of a sportboat and limited model Surf Series options.

Chaparral - SSX Sport Boat	6	22′-33′	$62,000 - $362,000	Fiberglass sterndrive bowrider sportboats that combine features of sportboats and deckboats and various model Surf Series options. Marketed as high value runabouts for family groups.

Chaparral – Sunesta Sport Deck	4	22′-28′	$66,000 - $178,000	Fiberglass sterndrive multipurpose deckboat-style bowriders with high-performance hull designs and flexible seating configurations. Options include updated graphics, swimming and galley features and various model Surf Series options.

Chaparral - Signature Cruiser	3	27′-33′	$112,000 - $366,000	Fiberglass, accommodation-focused sterndrive cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibitions.

Robalo – Center Console	9	16′-30′	$20,000 - $198,000	Fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen. Smaller models marketed with a national fixed retail price and trailer, and new models designed for customers desiring extra seating.

Robalo – Cayman Bay Boat	3	20′-24′	$31,000 - $89,000	Fiberglass outboard-powered sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen. All models marketed with a national fixed retail price and trailer.

Robalo – Dual Console	4	20′-31′	$37,000 - $240,000	Multi-purpose fiberglass outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen and families looking for both fishing and cruising features.

Robalo – Walkaround	2	26′-30′	$105,000 - $239,000	Multi-purpose fiberglass outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Models feature cabins for overnight use. Marketed to experienced fishermen and families who want fishing features as well as overnight accomodations.

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

Product Warranty

For our Chaparral products, Marine Products provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty on certain components against defects in material and workmanship to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

For our Robalo products, Marine Products provides a ten-year limited structural hull warranty and a transferable one-year limited warranty on certain components to the original owner against defects in material and workmanship. Warranties on additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

The manufacturers of the engines, generators, and navigation electronics included on our boats provide and administer their own warranties for various lengths of time.

Suppliers

Marine Products’ three most significant cost components used in manufacturing its boats, are engines, resins and fiberglass. For each of these, there is currently an adequate supply available in the market. Marine Products has not experienced any significant shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mixes, introducing new product lines or limiting production in response to an industry-wide reduction in boat demand. Marine Products obtains most of its fiberglass from a leading supplier. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quality or quantities at acceptable prices.

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

Marine Products uses other raw materials in its manufacturing processes. Among these are resins made from hydrocarbon feedstocks, copper and steel. In response to global economic uncertainties, the costs of these commodities have fluctuated significantly over the past several years. During the fourth quarter of 2016 and the first quarter of 2017 the costs of several of these materials have begun to increase. See “Inflation” below.

Sales and Distribution

Domestic sales are made through approximately 53 Chaparral dealers, 26 Robalo dealers and 68 dealers that sell both brands located in markets throughout the United States. Marine Products also has 90 international dealers. During 2016 the financial strength of our dealer network continued to improve primarily due to better retail sales volumes and increased availability of floorplan financing. Most of our dealers inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ eight independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing a full dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounted for more than 10 percent of net sales during 2016, 2015 or 2014.

Marine Products continues to seek new dealers in many areas throughout the U.S., Canada, Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires full payment prior to shipping a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation. The Company’s international sales are affected by trends in consumer discretionary spending and the value of the U.S. dollar on global currency markets, among other things. The volume of sales to international dealers as a percentage of total net sales has continued to decline primarily due to the strength of the U.S. dollar. International net sales as a percentage of total net sales were 5.7 percent in 2016, 10.8 percent in 2015, and 15.3 percent in 2014.

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

Approximately 70 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or pay cash. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits negotiated with the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase amount is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $9.8 million as of December 31, 2016. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.9 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $16.7 million as of December 31, 2016. In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturers’ repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2017 model year (which commenced July 1, 2016), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through April 30, 2017. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We believe that dealer inventories of our boat models as of December 31, 2016 are appropriate relative to the current level of retail customer demand; approximately 60 percent of dealer inventories were current model year units at both December 31, 2016 and December 31, 2015. The sales order backlog as of December 31, 2016 was approximately 1,585 boats with estimated net sales of approximately $60.7 million. This represents an approximate 13.1 week backlog based on recent production levels. As of December 31, 2015, the sales order backlog was approximately 1,435 boats with estimated net sales of $55.6 million, representing an approximate 13.2 week backlog. The Company will continue to monitor the number of boats in dealer inventories and is prepared to adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

Research and Development

Essentially the same technologies and processes are used to produce fiberglass boats by all boat manufacturers. The most common method to build fiberglass boats is with open-face molding. This is usually a labor-intensive, manual process whereby employees hand spray and apply fiberglass and resin in layers on open molds to create boat hulls, decks and other smaller fiberglass components. A single open-face mold is typically capable of producing approximately three hulls per week.

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

A bow design known as the Wide TechTM was first used on the Chaparral Sunesta Wide TechTM and Xtreme models for the 2008 model year, and is currently being used on Chaparral’s SSi Wide TechTM Sportboats, Sunesta Sportdecks, and two Signature Cruisers. The Wide TechTM bow design allows the models to have the Extended V-Plane hull, with the features and benefits that this hull design offers. In addition, the Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, it allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. This bow design may be incorporated on other Chaparral boat models in subsequent model years.

In support of its new product development efforts, Marine Products incurred research and development costs of $858 thousand in 2016, $663 thousand in 2015, and $743 thousand in 2014.

Industry Overview

The recreational marine market in the United States is a mature market, with 2015 (latest data available to us) retail expenditures of approximately $36 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete for consumers’ limited free time with all other leisure activities.

The NMMA conducts various surveys of pleasure boat industry trends, and the most recent surveys indicate that 87 million adults in the United States participated in recreational boating in 2015, although non-active boat owners cite lack of leisure time and increased operational costs as the primary reasons for not using their boats. There are currently approximately 16 million boats owned in the United States, including outboard, inboard, sterndrive, jet drive, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.). Marine Products competes in the sterndrive boating category with five lines of Chaparral boats, in the jet drive category with its Chaparral Vortex jet boats and in the outboard category with its Robalo sport fishing boats and Chaparral SunCoast deck boats. Approximately 42 percent of the Company’s unit sales in 2016 were sterndrive boats compared to 47 percent in 2015.

Industry sales of new sterndrive boats in the United States during 2016 totaling 11,648 (source: Info-Link Technologies, Inc.) accounted for approximately 17 percent of the total new fiberglass powerboats sold between 18 and 33 feet in hull length. Sales of sterndrive boats had an estimated total retail value of $872 million, or an average retail price per boat of approximately $75,000. Management believes that the five largest states for boat sales at the present time are Florida, Texas, Michigan, Minnesota and New York. Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 18 to 33 feet, the primary market segment in which Marine Products competes, represented $4.0 billion in retail sales during 2016. The table below reflects the estimated sales within this segment by category for 2016 and 2015 (source: Info-Link Technologies, Inc.):

	2016		2015
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	11,648	$0.9	11,565	$0.8
Outboard Boats	45,543	2.1	42,552	1.7
Inboard Boats	9,261	0.9	8,250	0.8
Jet Boats	2,480	0.1	2,410	0.1
TOTAL	68,932	$4.0	64,777	$3.4

Chaparral’s products are categorized as sterndrive boats, jet boats and outboard boats and Robalo’s products are categorized as outboard boats. Although industry-wide sterndrive boat unit sales have been declining, the rate of decline in recent years has slowed. The Company introduced its first three jet boat models in 2014 and has been pleased with their reception by dealers and customers. Based on available market share data, Chaparral’s share of the jet boat market during the nine months ended September 30, 2016 was approximately 8.9 percent.

The recreational boat manufacturing market remains highly fragmented with the exception of Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes fewer than 20 sterndrive manufacturers and fewer than 75 outboard boat manufacturers with significant unit production, with the majority representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the nine months ended September 30, 2016 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a combined market share of approximately 57 percent; compared to 54 percent in the same period one year ago. Chaparral’s market share in sterndrive units during this nine month period was approximately 14.7 percent, which represents an increase of approximately 0.8 percentage points compared to 13.9 percent during the nine months ended September 30, 2015. The Company believes that this increase in market share is primarily due to the success of our value priced Chaparral H20 models.

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

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of new boats of all types increased at a compounded annual rate of approximately 6.4 percent between 2012 and 2016. During this period, Marine Products experienced a compounded annual growth rate of approximately 10.4 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines. During 2016 the Company’s strategy was to support our dealers’ need to maintain a higher level of inventories than in previous years, given relatively stable retail demand and an improved dealer financing environment. At the end of 2016, the Company’s dealer inventories were approximately 18.8 percent higher than they were at the end of 2015, and our unit order backlog remained strong. We believe that higher inventories and the current unit order backlog are appropriate relative to expected retail demand during the 2017 retail selling season. Chaparral has grown its sterndrive market share in the 18 to 33 feet length category from 5.9 percent in fiscal 1996 to 14.7 percent during the nine months ended September 30, 2016 (the most recent information available to us from Statistical Surveys, Inc.).

During 2016, we continued to emphasize the value-priced Chaparral and Robalo models, as well as a new Chaparral product lineup called the Surf Series. In addition, we continue to experience a favorable consumer reception to our Chaparral Vortex jet boats and Chaparral SunCoast outboard boats. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. These models were partially responsible for increases in our net sales, gross profit, operating profit, and net income.

These models align with Marine Products’ overall operating strategy, which emphasizes innovative designs and manufacturing processes, and the production of a high quality product, while also seeking to lower manufacturing costs through increased efficiencies in our facilities. In the current environment, this strategy also includes the production of lower-priced, entry level models which appeal to a value-conscious consumer who wants an updated, high quality product. In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third-party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 14 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to achieve improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 237 dealers located throughout the United States and in several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. During 2016 we expanded our nationally advertised fixed retail pricing to include more of our models. We believe the nationally advertised fixed retail pricing gives the consumer confidence that that they are getting the best possible price resulting in higher customer satisfaction, and also encourages consistent pricing across our dealer network.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales in 2016. According to Statistical Surveys, Inc., the companies set forth below represent approximately 84 percent of all United States retail sterndrive boat registrations with hull lengths of 18 to 33 feet for the nine months ended September 30, 2016.

1.	Chaparral
2.	Cobalt
3.	Sea Ray*
4.	Bayliner*
5.	Regal
6.	Tahoe
7.	Monterey
8.	Four Winns**
9.	Crowline
10.	Glastron

The outboard engine powered market encompasses a wide variety of boats, accounting for approximately 66.1 percent of traditional powerboat unit sales during 2016. Robalo was the fifth largest manufacturer of outboard boats in lengths from 16 to 30 feet during the nine months ended September 30, 2016 and its share of the market during this period was approximately five percent. Primary competitors for Robalo during 2016 included Carolina Skiff, Sea Hunt Boats, Key West, Nautic Star, Mako, Boston Whaler*, Sea Fox, Sportsman and Ranger.

The jet engine powered market accounted for approximately 3.6 percent of traditional powerboat unit sales during 2016. Chaparral was the third largest jet boat manufacturer in the 20 to 24 foot range during the nine months ended September 30, 2016, and its share of the market during this period was approximately 8.9 percent. The largest manufacturer of jet boats in the 20 to 24 foot range was Yamaha. Other competitors include Scarab and Glastron.

*     Division or subsidiary of Brunswick Corporation

**   Division or subsidiary of Beneteau Group

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

Employees

As of December 31, 2016, Marine Products had approximately 823 employees (an increase from approximately 767 at December 31, 2015), of whom five were management, 47 were administrative and eight were sales.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years of the hull design being made public. As of December 31, 2016, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

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

Inflation

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have been volatile in the years following the financial crisis of 2008. During the fourth quarter of 2016 and the first quarter of 2017, the costs of several of these raw materials have begun to increase. As a result, it is possible the Company will incur higher materials purchase costs in 2017. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for the Company’s products. Furthermore, the costs of these raw materials remain volatile, and may decrease in the future.

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

Item 1A. Risk Factors

Economic Conditions, Availability of Credit and Consumer Confidence Levels Affect Marine Products’ Sales Because Marine Products’ Products are Purchased with Discretionary Income

During an economic recession or when an economic recession is perceived as a threat, Marine Products will be adversely affected as consumers have less discretionary income or are more apt to save their discretionary income rather than spend it. During times of global political or economic uncertainty, Marine Products will be negatively affected to the extent consumers forego or delay large discretionary purchases pending the resolution of those uncertainties. Historical volatility in the prices and financial returns of investments and residential real estate may force consumers to delay retirement, or to choose more modest lifestyles when they do retire. In such a case, consumers may not purchase boats, may purchase boats later in their lives, or may purchase smaller or less expensive boats. Tight lending and credit standards, which until recently have been in use by lenders in the United States, can make loans for boats harder to secure, and such loans may carry unfavorable terms, which may force consumers to forego boat purchases. These factors have also resulted in the past, and may continue to result in the future, in a reduction in the quality and number of dealers upon which Marine Products relies to sell its products.

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2017 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future

In 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales had on the Company’s operating results and cash flows. As a result, the Company experienced lower rates of absorption of its fixed costs. The Company’s sales improved in 2015 and 2016, thus increasing the rate of absorption of its fixed costs and improving operating and net income. Although the Company’s unit sales have improved, Marine Products still operates at levels which are lower than full manufacturing capacity. These lower operating levels may continue to have an adverse affect in 2017 and in future periods beyond 2017. In addition, the Company’s ability to reduce its fixed costs to respond to potential future reduced net sales is limited.

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

Marine Products’ Stock Price has been Volatile

Historically, the market price of common stock of companies engaged in the discretionary consumer products industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past. In addition, the availability of Marine Products common stock to the investing public is limited to the extent that shares are not sold by the executive officers, directors and their affiliates, which could negatively impact the trading price of Marine Products’ common stock, increase volatility and affect the ability of minority stockholders to sell their shares. The Tender Offer completed in the fourth quarter of 2016 reduced the number of shares outstanding by 3,500,000, which further reduces the availability of Marine Products common shares. Future sales by executive officers, directors and their affiliates of all or a substantial portion of their shares could also negatively affect the trading price of Marine Products’ common stock.

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

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 68 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third-party from acquiring control of Marine Products at a premium.

Our Management has a Substantial Ownership Interest, and the Availability of the Company’s Common Stock to the Investing Public may be Limited.

The availability of Marine Products’ common stock to the investing public may be limited to those shares not held by the executive officers, directors and their affiliates, which could negatively impact Marine Products’ stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

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

Chaparral owns and maintains approximately 1,017,000 square feet of space utilized for manufacturing, research and development, warehouse, sales office and operations in Nashville, Georgia. In addition, the Company owns 83,000 square feet of manufacturing space in Valdosta, Georgia. During 2008, this facility was temporarily idled. There are no plans or current intentions to dispose of the facilities in Valdosta, Georgia. The Company also leases 111,000 square feet of warehouse space in Nashville, Georgia under a lease arrangement expiring in 2018. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 712,000, research and development — 68,500, warehousing — 294,500, office and other — 136,100.

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

Name and Office with Registrant (5)	Age	Date First Elected to Present Office
R. Randall Rollins (1)	85	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	72	2/28/01
President and Chief Executive Officer

Linda H. Graham (3)	80	2/28/01
Vice President and Secretary

Ben M. Palmer (4)	56	2/28/01
Vice President, Chief Financial Officer and Treasurer

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, Inc. in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down from the position of Chief Executive Officer effective in 2003. He has served as Chairman of the Board of Marine Products since 2001 and Chairman of the Board of Rollins, Inc. since 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been President of RPC since 1987 and its Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)	Linda H. Graham has been Vice President and Secretary of Marine Products since it was spun off in 2001, and Vice President and Secretary of RPC since 1987. Ms. Graham serves on the Board of Directors of both of these companies.

(4)	Ben M. Palmer has been Vice President, Chief Financial Officer and Treasurer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996.

(5)	James A. Lane, Jr., deceased in March 2016, held the position of Executive Vice President and Director of Marine Products.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 17, 2016, there were 34,957,356 shares of common stock outstanding.

At the close of business on February 17, 2016, there were approximately 3,194 beneficial holders of record of the Company’s common stock. The high and low prices of Marine Products’ common stock and dividends paid for each quarter in the years ended December 31, 2016 and 2015 were as follows:

	2016			2015

Quarter	High	Low	Dividends	High	Low	Dividends
First	$8.40	$4.92	$0.06	$8.99	$7.03	$0.04
Second	9.05	7.29	0.06	8.90	5.95	0.04
Third	9.38	8.09	0.06	7.55	5.73	0.04
Fourth	$14.51	$8.76	$0.06	$7.25	$5.50	$0.08

The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

In accordance with actions by the Company’s Board of Directors, an aggregate of 8,250,000 shares have been authorized for repurchase in connection with a stock buyback program initially announced in 2001, and subsequent increases announced in 2005 and 2008. These programs do not have predetermined expiration dates. There were no shares repurchased as part of this program during the fourth quarter of 2016. As of December 31, 2016, a total of 2,858,730 shares remain available for repurchase under this program.

During the third quarter of 2016, the Company offered to purchase for cash 3,200,000 of its outstanding common shares, with the option to increase the shares purchased to 3,500,000 at its sole discretion, par value $0.10 per share, at a purchase price of $9.00 per share (the “Tender Offer”), less any applicable withholding taxes and without interest. Subsequently, the Company extended the terms of the Tender Offer and raised the offer price to $9.64 per share. Upon completion of the Tender Offer on November 11, 2016, the Company purchased 3,500,000 shares for an aggregate cost of $33,740,000, plus fees and expenses relating to the tender offer totaling approximately $229,000. The fees and expenses related to the Tender Offer are accounted for as part of the purchase cost of the shares. The purchase cost is recorded as a reduction in the common stock to the extent of par value with the excess recorded as a reduction in additional paid-in capital to the extent available, and then as a reduction to retained earnings.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(3)

October 1, 2016 to October 31, 2016	22	[2]	8.44	—	6,358,730
November 1, 2016 to November 30, 2016	3,500,000	[3]	9.64	3,500,000	2,858,730
December 1, 2016 to December 31, 2016	—		—	—	2,858,730
Totals	3,500,022		9.64	3,500,000	2,858,730

[1]  The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of December 31, 2016, a total of 5,391,270 shares have been repurchased in the open market under this program and there are 2,858,730 shares that remain available for repurchase. The program does not have a predetermined expiration date.

[2] Represents shares purchased by the Company in connection with taxes related to vesting of restricted shares.

[3] Represents shares purchased by the Company in connection with the Tender Offer.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (“Russell 2000”) and a peer group which includes companies that are considered peers of the Company (“Peer Group”). The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the end of each year. The companies in the Peer Group are Brunswick Corporation, MarineMax, Inc. and Malibu Boats, Inc. Malibu Boats, Inc. is included in the Peer Group because it is a pleasure boat manufacturer with similar products and operations as the Company, as well as a market capitalization that was similar to the market capitalization of the Company at December 31, 2016. Malibu Boats, Inc. was not previously included in the Peer Group because its common stock did not trade on a securities exchange until the first quarter of 2014. For comparison purposes, the following graph includes the performance of the Peer Group as well as the peer group without the inclusion of Malibu Boats, Inc. (the “Former Peer Group”).

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2016, the components of the Russell 2000 had an average market capitalization of $2.1 billion, and a median market capitalization of $802 million.

The graph below assumes the value of $100.00 invested on December 31, 2011.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2016	2015	2014	2013	2012
Statement of Operations Data:
Net sales	$241,330	$207,061	$171,050	$168,293	$148,950
Cost of goods sold	190,863	163,261	138,379	138,480	121,746
Gross profit	50,467	43,800	32,671	29,813	27,204
Selling, general and administrative expenses	27,415	23,249	20,665	20,307	18,443
Operating income	23,052	20,551	12,006	9,506	8,761
Interest income	355	420	521	524	960
Income before income taxes	23,407	20,971	12,527	10,030	9,721
Income tax provision	6,662	6,665	3,613	2,502	2,742
Net income	$16,745	$14,306	$8,914	$7,528	$6,979
Earnings per share:
Basic	$0.44	$0.39	$0.24	$0.20	$0.19
Diluted	$0.44	$0.39	$0.24	$0.20	$0.19
Dividends paid per share	$0.24	$0.20	$0.16	$0.15	$0.63
Other Financial and Operating Data:
Gross profit margin percent	20.9%	21.2%	19.1%	17.7%	18.3%
Operating margin percent	9.6%	9.9%	7.0%	5.6%	5.9%
Net cash provided by operating activities	$15,837	$16,044	$10,656	$10,937	$9,664
Net cash provided by (used for) investing activities	22,575	(2,489)	(4,157)	(1,326)	15,329
Net cash used for financing activities	(43,779)	(9,641)	(7,541)	(6,145)	(24,301)
Capital expenditures	$1,940	$3,878	$451	$521	$354
Employees at end of year	823	767	605	651	587
Factory and administrative space at end of year (square ft.)	1,211	1,205	1,205	1,205	1,205
Balance Sheet Data at end of year:
Cash and cash equivalents	$2,619	$7,986	$4,072	$5,114	$1,648
Marketable securities — current	4,109	7,825	3,653	5,639	1,150
Marketable securities — non-current	5,221	27,129	33,831	30,949	35,773
Inventories	42,488	32,638	28,819	28,859	28,159
Working capital	34,753	38,846	30,014	30,698	22,789
Property, plant and equipment, net	13,334	12,761	9,890	11,265	11,470
Total assets	88,527	110,677	103,823	102,553	97,315
Total stockholders’ equity	$65,445	$90,212	$83,494	$81,483	$77,747

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

During 2016, several segments of the recreational boating industry improved due to stable consumer confidence and improving residential real estate markets, as well as a stable financing environment for dealers and consumers. Overall industry retail sales of outboard recreational boats improved during 2016, although sterndrive unit sales declined. Our net sales improved in 2016 compared to 2015 due to higher unit sales of our Robalo sport fishing boats, coupled with higher unit sales of our Chaparral H2O models and sales of our SunCoast outboard models. We achieved higher net sales, as well as increased gross profit and operating profit in 2016 compared to 2015. Management will continue to monitor retail demand among the various segments in the recreational boat market, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We continuously monitor our market share in the 18 to 33 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the nine months ended September 30, 2016 (latest data available to us), Chaparral’s market share in the 18 to 33 foot sterndrive category was 14.7 percent compared to 13.9 percent during the same period in 2015; the highest market share in this category. Chaparral’s market share in the 18 to 20 foot category was 10.1 percent during this period in 2016, and its market share in the 21 to 33 foot category was 17.4 percent. Chaparral’s market share concentrations within these size ranges has remained relatively consistent during the past several years. For the nine months ended September 30, 2016, Robalo’s share of the 16 to 30 foot outboard sport fishing boat market was 4.6 percent. For the same period, Chaparral’s share of the 20 to 24 foot jet boat market was approximately 8.9 percent. We will continue to monitor our market share and believe it to be important, but we believe that maximizing profitability takes precedence over growing our market share. Furthermore, as we continue to expand the breadth of our product offerings within our core category and new categories, we consider our overall market share across the various powerboat categories to be of greater importance to the long-term health of our company than our market share within any specific type of recreational boat.

Outlook

We believe that recreational boating retail demand in many segments of the industry is improving. Attendance and sales during the 2017 winter boat shows have been moderately higher than the 2016 winter boat show season, residential real estate markets have improved, consumer confidence has stabilized, and fuel prices have declined. We also believe that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2011. We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats. Fluctuations in fuel prices can impact our sales, and during 2015 and 2016 fuel prices decreased significantly, and have declined to some of the lowest inflation-adjusted levels recorded during the past 10 years. In general, however, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 42 percent of the Company’s sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2017 model year which began on July 1, 2016. We continue to emphasize the value-priced Chaparral and Robalo models, as well as the Surf Series, a new line of Chaparral models first introduced for the 2017 model year. In addition, we continue to experience a favorable consumer reception to our Chaparral Vortex jet boats and Chaparral SunCoast outboard boats. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. During 2016 we also expanded our nationally advertised fixed retail pricing to include more of our models. We plan to continue to develop and produce additional new products for subsequent model years.

Our financial results for 2017 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of labor and certain of our raw materials and key components.

Results of Operations

	Years ended December 31,
($’s in thousands)	2016	2015	2014
Total number of boats sold to dealers	5,049	4,285	3,490
Average gross selling price per boat	$42.2	$43.5	$44.9
Net sales	$241,330	$207,061	$171,050
Percentage of gross profit to net sales	20.9%	21.2%	19.1%
Percentage of selling, general and administrative expenses to net sales	11.4%	11.2%	12.1%
Operating income	$23,052	$20,551	$12,006
Warranty expense	$4,080	$1,222	$1,977

Year Ended December 31, 2016 Compared To Year Ended December 31, 2015

Net Sales. Marine Products’ net sales increased by $34.3 million or 16.6 percent in 2016 compared to 2015. The increase was primarily due to a 17.8 percent increase in the number of boats sold, as well as an increase in parts and accessories sales, partially offset by a 3.0 percent decrease in the average gross selling price per boat. Unit sales increased due to higher sales of our Robalo outboard sport fishing boats, as well as increased unit sales of our Chaparral H20 models and SunCoast outboards. Average selling prices decreased primarily due to a model mix which included higher sales of our value priced H2O models. Domestic net sales were $220.1 million, an increase of 19.2 percent compared to the prior year. International sales decreased 5.0 percent during 2016 compared to 2015 primarily due to the strength of the U.S. dollar.

Cost of Goods Sold. Cost of goods sold increased 16.2 percent in 2016 compared to 2015. As a percentage of net sales, cost of goods sold increased to 79.1 percent in 2016, compared to 78.8 percent in 2015, primarily due to a model mix which included increased sales of our smaller models, partially offset by improved manufacturing efficiencies due to higher production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.9 percent in 2016 compared to 2015 primarily due to an increase in warranty expense, coupled with costs that vary with sales, such as sales commissions. Selling, general and administrative expenses as a percentage of sales increased from 11.2 percent in 2015 to 11.4 percent in 2016. As a percentage of net sales, warranty expense increased to 1.7 percent in 2016, compared to 0.6 percent in 2015. This increase was primarily due to an increase in estimates for current and future warranty claims, coupled with net favorable adjustments that were recorded for estimated warranties in 2015. Selling, general and administrative expenses also includes a net gain of approximately $91 thousand that resulted from tax free gains on life insurance of approximately $751 thousand, partially offset by accelerated stock compensation amortization of approximately $660 thousand related to shares held by an executive officer that vested immediately upon his death.

Interest Income. Interest income declined to $355 thousand in 2016 compared to $420 thousand in 2015. Marine Products generates interest income primarily from investments in tax-exempt municipal obligations. The decrease was primarily due to net realized losses on the sale of marketable securities of $39 thousand during 2016 compared to net realized gains of $45 thousand during 2015.

Income Tax Provision. The income tax provision was $6.7 million in 2016 and 2015. The effective tax rate in 2016 was 28.5 percent compared to 31.8 percent in 2015. The effective rate decreased primarily due to certain beneficial tax differences generated from life insurance proceeds, favorable provision to return adjustments and a partial release of the deferred tax asset valuation allowance associated with certain of the Company’s state net operating losses.

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014

Net Sales. Marine Products’ net sales increased by $36.0 million or 21.1 percent in 2015 compared to 2014. The increase was primarily due to a 22.8 percent increase in the number of boats sold, partially offset by a 3.2 percent decrease in the average gross selling price per boat. Unit sales increased due to higher sales of our Robalo outboard sport fishing boats, as well as increased unit sales of our Chaparral Vortex jet boats and SunCoast outboards, partially offset by a decrease in sales of our Chaparral sterndrive boats. Average selling prices decreased primarily due to higher sales of our smaller Robalo models. Domestic net sales were $184.8 million, an increase of 27.6 percent compared to the prior year. International sales decreased 14.9 percent during 2015 compared to 2014 primarily due to the strength of the U.S. dollar.

Cost of Goods Sold. Cost of goods sold increased 18.0 percent in 2015 compared to 2014. As a percentage of net sales, cost of goods sold decreased to 78.8 percent in 2015, compared to 80.9 percent in 2014, primarily due to improved manufacturing efficiencies due to higher production volumes, coupled with a favorable model mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.5 percent in 2015 compared to 2014 primarily as a result of costs that vary with sales, such as sales commissions, coupled with an increase in advertising expenses. Selling, general and administrative expenses as a percentage of net sales decreased from 12.1 percent in 2014 to 11.2 percent in 2015. As a percentage of net sales, warranty expense decreased to 0.6 percent in 2015, compared to 1.2 percent in 2014. This decrease was primarily due to a model mix in recent years which included an increase in smaller boats with fewer accessories resulting in fewer warranty claims, coupled with engineering improvements.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $2.6 million at December 31, 2016, $8.0 million at December 31, 2015 and $4.1 million at December 31, 2014. In addition, the aggregate of short-term and long-term marketable securities was $9.3 million at December 31, 2016, $35.0 million at December 31, 2015 and $37.5 million at December 31, 2014. The decline in marketable securities in 2016 was due to the liquidation of a portion of the portfolio during the fourth quarter to fund the Tender Offer as discussed in Item 5 on page 17.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2016	2015	2014
Net cash provided by operating activities	$15,837	$16,044	$10,656
Net cash provided by (used for) investing activities	22,575	(2,489)	(4,157)
Net cash used for financing activities	(43,779)	(9,641)	(7,541)

2016

Cash provided by operating activities decreased by $0.2 million in 2016 compared to 2015. This decrease was primarily due to a net unfavorable change in working capital, partially offset by an increase in net income.

The major components of the net unfavorable change in working capital were as follows: a favorable change in accounts payable of $1.4 million due to the timing of payments; an unfavorable change of $6.0 million in inventories to support higher production levels in the current year; and a $1.8 million favorable change in other accrued expenses largely attributable to the timing of payments related to retail incentives and warranty claims.

Cash provided by investing activities was $22.6 million in 2016 compared to $2.5 million used for investing activities in 2015. The increase in cash used for investing activities is primarily due to increased sales of marketable securities, primarily used to fund the Tender Offer during the fourth quarter of 2016.

Cash used for financing activities increased $34.1 million in 2016 primarily due to the Tender Offer completed in the fourth quarter of 2016, partially offset by a decrease in open market share repurchases in 2016 compared to 2015. The Company paid a $0.04 per share special dividend in the fourth quarter of 2015.

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

Cash Requirements

Management expects that capital expenditures during 2017 will be approximately $1.8 million.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC. During 2016, the Company made cash contributions of $180 thousand to this plan in order to achieve the Company’s funding objective. We expect that additional contributions by the Company to the Retirement Income Plan of approximately $200 thousand will be made in 2017.

On January 24, 2017, the Board of Directors approved a quarterly dividend of $0.07 per common share payable March 10, 2017 to stockholders of record at the close of business on February 10, 2017.

The Company has an agreement with one employee that provides for a monthly payment to the employee equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses). In addition the Company had an agreement with another employee for prior years and through approximately March 31, 2016 under the same terms.

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. The Company repurchased 11,027 shares in the open market during 2016. As of December 31, 2016, the Company has repurchased under this program a total of 5,391,270 shares in the open market and there are 2,858,730 shares that remain available for repurchase.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. There were no material repurchases of dealer inventory during 2016 or 2015. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2016:

Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	—	—	—	—	—
Operating leases (1)	919	357	561	1	—
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$919	$357	$561	$1	$—

(1)	Operating leases represent agreements for warehouse space, various office and operating equipment.
(2)	As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.
(3)	The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. As of December 31, 2016, there are no payables outstanding to floor plan lenders.

Fair Value Measurements

The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. For defined benefit plan and Supplemental Executive Retirement Plan (“SERP”) investments measured at net asset value, the values are computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or on net asset values calculated by the fund and not publicly available.

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. There were no material repurchases of inventory under contractual agreements during 2016 or 2015.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2016, the Company believes the fair value of its remaining guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 9: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase obligation is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $9.8 million as of December 31, 2016. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.9 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions is approximately $16.7 million as of December 31, 2016. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $739,000 in 2016, $753,000 in 2015, and $663,000 in 2014. The Company’s (payable) receivable due (to) from RPC for these services was $(60,000) as of December 31, 2016 and $11,000 as of December 31, 2015. All of the Company’s directors, except one, are also directors of RPC and all of the Company’s executive officers are employees of both the Company and RPC.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2016, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. During 2016, Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $157,000 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2016, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 6.0 percent in 2016, 6.8 percent in 2015, and 8.3 percent in 2014. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2016 would have increased or decreased net sales, gross margin and operating income by approximately $0.3 million.

Warranty costs -The Company records as part of selling, general and administrative expenses an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, manufacturing defects or issues, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.7 percent in 2016, 0.6 percent in 2015, and 1.2 percent in 2014. The increase in warranties in 2016 was primarily due to an increase in estimates for warranty claims, coupled with net favorable adjustments that were recorded for warranties in 2015. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2016 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.3 million.

Income taxes - The effective income tax rate was 28.5 percent in 2016, 31.8 percent in 2015, and 28.8 percent in 2014. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Impact of Recent Accounting Pronouncements:

During the year ended December 31, 2016, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. Adjustments to provisional amounts that are identified during the measurement period are required to be recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. The Company adopted these provisions in the first quarter of 2016 and plans to apply the provisions for all future business combinations. The adoption did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. In addition, there is no requirement to make certain disclosures for such investments. The Company adopted these provisions in the first quarter of 2016 applied retrospectively and has excluded the pension assets that are measured using the net asset value per share from the fair value hierarchy disclosure. The adoption did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Financial statements are generally prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This ASU provides guidance on management’s responsibility to include footnote disclosures when there is substantial doubt about the organization’s ability to continue as a going concern. The Company adopted these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

To be adopted in 2017:

•	ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current requirements are to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments allow inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments will be adopted in the first quarter of 2017 and applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

•	ASU No. 2016-07, Investments —Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method is to be adopted as of the date the investment qualifies. In addition, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments will be adopted in the first quarter of 2017 and applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

•	ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company will adopt these provisions in the first quarter of 2017 and adoption of these provisions will result in the following - inclusion of excess tax benefits and deficiencies as a component of income tax expense which may increase volatility of the provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price as of the date the stock awards vest. Based on the Company’s current stock price and its stock incentive plan awards this change resulted in a beneficial adjustment of approximately $552 thousand to the provision for income taxes in the first quarter of 2017. The Company will continue to estimate expected forfeitures.

•	ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments will be adopted in the first quarter of 2017 and the Company does not expect the adoption to have a material impact on its consolidated financial statements.

To be adopted in 2018:

REVENUE RECOGNITION:

The Financial Accounting Standards Board and International Accounting Standards Board issued their converged standard on revenue recognition in May 2014. The standard provides a comprehensive, industry-neutral revenue recognition model intended to increase financial statement comparability across companies and industries and significantly reduce the complexity inherent in today's revenue recognition guidance. The various ASUs related to Revenue from Contracts with Customers (Topic 606) have been listed below:

•	ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five step process.
•	ASU No. 2015-14 deferred the effective date of ASU 2014-09 for all entities by one year to the first quarter of 2018 with early application permitted.
•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments provide guidance on whether an entity is a principal or agent when providing services to a customer along with another party.
•	ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the earlier guidance on identifying performance obligations and licensing implementation.
•	ASU No. 2016-11, Rescission of SEC Guidance Because of ASUs 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to issues that are currently codified under various topics.
•	ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance on certain aspects of the five step process and practical expedients regarding the effect of modifications and status of completed contracts under legacy GAAP and disclosures related to the application of this guidance using the modified retrospective or retrospective transition method.
•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 and includes among others, loan guarantees, impairment testing of contract costs, performance obligations disclosures and accrual of advertising costs.

Current Status of implementation:

The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The amendments are effective starting in the first quarter of 2018, with early adoption permitted for certain provisions. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments are required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

To be adopted in 2019 and later:

•	ASU —Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration should be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2016 based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2016.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2016, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 31.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia

February 28, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marine Products Corporation

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 28, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marine Products Corporation

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Products Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 28, 2017

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except share information)

December 31,	2016	2015
ASSETS
Cash and cash equivalents	$2,619	$7,986
Marketable securities	4,109	7,825
Accounts receivable, net	1,087	1,256
Inventories	42,488	32,638
Income taxes receivable	29	820
Prepaid expenses and other current assets	1,823	2,119
Current assets	52,155	52,644
Property, plant and equipment, net	13,334	12,761
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	5,221	27,129
Deferred income taxes	5,278	4,338
Other assets	8,766	10,032
Total assets	$88,527	$110,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$5,163	$3,681
Accrued expenses and other liabilities	12,239	10,117
Current liabilities	17,402	13,798
Pension liabilities	5,614	6,590
Other long-term liabilities	66	77
Total liabilities	23,082	20,465
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,855,082 shares in 2016, 38,111,625 shares in 2015	3,486	3,811
Capital in excess of par value	—	3,879
Retained earnings	64,141	84,423
Accumulated other comprehensive loss	(2,182)	(1,901)
Total stockholders’ equity	65,445	90,212
Total liabilities and stockholders’ equity	$88,527	$110,677

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2016	2015	2014
Net sales	$241,330	$207,061	$171,050
Cost of goods sold	190,863	163,261	138,379
Gross profit	50,467	43,800	32,671
Selling, general and administrative expenses	27,415	23,249	20,665
Operating income	23,052	20,551	12,006
Interest income	355	420	521
Income before income taxes	23,407	20,971	12,527
Income tax provision	6,662	6,665	3,613
Net income	$16,745	$14,306	$8,914
EARNINGS PER SHARE
Basic	$0.44	$0.39	$0.24
Diluted	0.44	0.39	0.24
Dividends paid per share	$0.24	$0.20	$0.16

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2016	2015	2014
Net income	$16,745	$14,306	$8,914
Other comprehensive income, net of taxes:
Pension adjustment	(252)	125	(1,034)
Unrealized loss on securities, net of reclassification adjustments	(29)	(57)	(82)
Comprehensive income	$16,464	$14,374	$7,798

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Three Years Ended	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
December 31, 2016	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2013	38,095	$3,810	$3,583	$74,943	$(853)	$81,483
Stock issued for stock incentive plans, net	260	25	1,729	—	—	1,754
Stock purchased and retired	(224)	(22)	(1,759)	—	—	(1,781)
Net income	—	—	—	8,914	—	8,914
Pension adjustment, net of taxes	—	—	—	—	(1,034)	(1,034)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(82)	(82)
Excess tax benefits for share-based payments	—	—	342	—	—	342
Dividends declared	—	—	—	(6,102)		(6,102)
Balance, December 31, 2014	38,131	$3,813	$3,895	$77,755	$(1,969)	$83,494
Stock issued for stock incentive plans, net	317	32	1,953	—	—	1,985
Stock purchased and retired	(336)	(34)	(2,225)	—	—	(2,259)
Net income	—	—	—	14,306	—	14,306
Pension adjustment, net of taxes	—	—	—	—	125	125
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(57)	(57)
Excess tax benefits for share-based payments	—	—	256	—	—	256
Dividends declared	—	—	—	(7,638)	—	(7,638)
Balance, December 31, 2015	38,112	$3,811	$3,879	$84,423	$(1,901)	$90,212
Stock issued for stock incentive plans, net	369	37	2,511	—	—	2,548
Stock purchased and retired	(3,626)	(362)	(6,550)	(27,825)	—	(34,737)
Net income	—	—	—	16,745	—	16,745
Pension adjustment, net of taxes	—	—	—	—	(252)	(252)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(29)	(29)
Excess tax benefits for share-based payments	—	—	160	—	—	160
Dividends declared	—	—	—	(9,202)	—	(9,202)
Balance, December 31, 2016	34,855	$3,486	$—	$64,141	$(2,182)	$65,445

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2016	2015	2014
OPERATING ACTIVITIES
Net income	$16,745	$14,306	$8,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,382	1,013	712
(Gain) loss on sale of equipment and property	(103)	(12)	31
Amortization of premium related to marketable securities	1,152	1,059	1,210
Stock-based compensation expense	2,624	1,993	1,754
Excess tax benefits for share-based payments	(160)	(256)	(342)
Deferred income tax (benefit) provision	(862)	1,309	(805)
(Increase) decrease in assets:
Accounts receivable	169	1,113	(348)
Inventories	(9,850)	(3,819)	40
Prepaid expenses and other current assets	296	(413)	133
Income taxes receivable	791	(441)	911
Other non-current assets	1,266	(139)	790
Increase (decrease) in liabilities:
Accounts payable	1,482	104	(1,992)
Other accrued expenses	2,282	486	638
Other long-term liabilities	(1,377)	(259)	(990)
Net cash provided by operating activities	15,837	16,044	10,656
INVESTING ACTIVITIES
Capital expenditures	(1,940)	(3,878)	(451)
Proceeds from sale of assets	88	6	1,083
Investment in joint venture	—	—	(2,554)
Sales and maturities of marketable securities	52,519	17,659	20,085
Purchases of marketable securities	(28,092)	(16,276)	(22,320)
Net cash provided by (used for) investing activities	22,575	(2,489)	(4,157)
FINANCING ACTIVITIES
Payment of dividends	(9,202)	(7,638)	(6,102)
Cash paid for common stock purchased and retired	(34,737)	(2,259)	(1,781)
Excess tax benefits for share-based payments	160	256	342
Net cash used for financing activities	(43,779)	(9,641)	(7,541)
Net (decrease) increase in cash and cash equivalents	(5,367)	3,914	(1,042)
Cash and cash equivalents at beginning of year	7,986	4,072	5,114
Cash and cash equivalents at end of year	$2,619	$7,986	$4,072

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for more than 10 percent of net sales during 2016, 2015 or 2014. Net sales to the Company’s international dealers were approximately $21 million in 2016, $22 million in 2015, and $26 million in 2014.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2016, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Share Repurchases — The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value and retained earnings if capital in excess of par value is depleted. The Company tracks capital in excess of par value on a cumulative basis and at each reporting period, discloses the excess over capital in excess of par value as part of stock purchased and retired in the consolidated statements of stockholders’ equity.

Dividend — On January 24, 2017, the Board of Directors approved a quarterly dividend of $0.07 per common share payable March 10, 2017 to stockholders of record at the close of business on February 10, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2016 and 2015, the Company had approximately $271,000 and $282,000 in prepaid expenses related to unamortized product brochure costs. Advertising expenses totaled approximately $2,545,000 in 2016, $2,480,000 in 2015 and $2,291,000 in 2014 and are recorded in selling, general and administrative expenses.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Net realized (losses) gains on marketable securities totaled ($39,000) in 2016, $45,000 in 2015, and $57,000 in 2014. Of the total (losses) gains realized, reclassification from other comprehensive income totaled approximately ($39,000) in 2016, $45,000 in 2015, and $57,000 in 2014. Gross unrealized gains on marketable securities totaled $4,000 as of December 31, 2016 and $26,000 as of December 31, 2015. Gross unrealized losses on marketable securities totaled $53,000 as of December 31, 2016 and $29,000 as of December 31, 2015. The amortized cost basis, fair value and net unrealized loss of the available-for-sale securities are as follows:

December 31,	2016			2015
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Loss	Amortized Cost Basis	Fair Value	Net Unrealized Loss
(in thousands)
Municipal Obligations	$9,379	$9,330	$(49)	$30,996	$30,996	$—
Corporate Obligations	—	—	—	3,961	3,958	(3)
Total	$9,379	$9,330	$(49)	$34,957	$34,954	$(3)

Municipal debt obligations consist primarily of municipal notes rated AA- or higher ranging in maturity from less than one year to over 10 years. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities as of December 31, 2016 are scheduled to mature between 2018 and 2038.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

Accounts Receivable — The majority of the Company’s accounts receivable are due from dealers located in markets throughout the United States. Approximately 70 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2016 and 2015. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2016, 2015 and 2014.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 10 for further information regarding these securities.

Warranty Costs — The Company warrants the entire boat, excluding the engine, against defects in materials and workmanship for a period of one year. The Company also warrants the entire deck and hull, including its bulkhead and supporting stringer system, against defects in materials and workmanship for periods extending up to a lifetime. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2016 and 2015 is as follows:

(in thousands)	2016	2015
Balance at beginning of year	$3,405	$3,836
Less: Payments made during the year	(2,856)	(1,653)
Add: Warranty provision for the current year	3,527	2,074
Changes to warranty provision for prior years	553	(852)
Balance at end of year	$4,629	$3,405

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $858,000 in 2016, $663,000 in 2015, and $743,000 in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

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

(In thousands)	2016	2015	2014
Net income available for stockholders	$16,745	$14,306	$8,914
Less: Adjustments for earnings attributable to participating securities	(535)	(464)	(283)
Net income used in calculating earnings per share	$16,210	$13,842	$8,631

Weighted average shares outstanding (including participating securities)	37,857	36,955	36,937
Adjustment for participating securities	(1,224)	(1,252)	(1,246)
Shares used in calculating basic earnings per share	36,633	35,703	35,691
Dilutive effect of stock based awards	—	192	291
Shares used in calculating diluted earnings per share	36,633	35,895	35,982

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

Recent Accounting Pronouncements

During the year ended December 31, 2016, the FASB issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. Adjustments to provisional amounts that are identified during the measurement period are required to be recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. The Company adopted these provisions in the first quarter of 2016 and plans to apply the provisions for all future business combinations. The adoption did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. In addition, there is no requirement to make certain disclosures for such investments. The Company adopted these provisions in the first quarter of 2016 applied retrospectively and has excluded the pension assets that are measured using the net asset value per share from the fair value hierarchy disclosure. The adoption did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Financial statements are generally prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This ASU provides guidance on management’s responsibility to include footnote disclosures when there is substantial doubt about the organization’s ability to continue as a going concern. The Company adopted these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

To be adopted in 2017:

•	ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current requirements are to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments allow inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments will be adopted in the first quarter of 2017 and applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

•	ASU No. 2016-07, Investments —Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method is to be adopted as of the date the investment qualifies. In addition, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments will be adopted in the first quarter of 2017 and applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

•	ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company will adopt these provisions in the first quarter of 2017 and adoption of these provisions which may result in the following - inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility of the provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price as of the date the stock awards vest. Based on the Company’s current stock price and its stock incentive plan awards this change resulted in a beneficial adjustment of approximately $552 thousand to the provision for income taxes in the first quarter of 2017. The Company will continue to estimate expected forfeitures.

•	ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments will be adopted in the first quarter of 2017 and the Company does not expect the adoption to have a material impact on its consolidated financial statements.

To be adopted in 2018:

REVENUE RECOGNITION:

The Financial Accounting Standards Board and International Accounting Standards Board issued their converged standard on revenue recognition in May 2014. The standard provides a comprehensive, industry-neutral revenue recognition model intended to increase financial statement comparability across companies and industries and significantly reduce the complexity inherent in today's revenue recognition guidance. The various ASUs related to Revenue from Contracts with Customers (Topic 606) have been listed below:

•	ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five step process.
•	ASU No. 2015-14 deferred the effective date of ASU 2014-09 for all entities by one year to the first quarter of 2018 with early application permitted.
•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments provide guidance on whether an entity is a principal or agent when providing services to a customer along with another party.
•	ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the earlier guidance on identifying performance obligations and licensing implementation.
•	ASU No. 2016-11, Rescission of SEC Guidance Because of ASUs 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to issues that are currently codified under various topics.
•	ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance on certain aspects of the five step process and practical expedients regarding the effect of modifications and status of completed contracts under legacy GAAP and disclosures related to the application of this guidance using the modified retrospective or retrospective transition method.
•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 and includes among others, loan guarantees, impairment testing of contract costs, performance obligations disclosures and accrual of advertising costs.

Current Status of implementation:

The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The amendments are effective starting in the first quarter of 2018, with early adoption permitted for certain provisions. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments are required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

To be adopted in 2019 and later:

•	ASU No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require that credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration should be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2016	2015
(in thousands)
Trade receivables	$744	$557
Other	368	724
Total	1,112	1,281
Less: allowance for doubtful accounts	(25)	(25)
Net accounts receivable	$1,087	$1,256

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers. Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 63 of this report.

NOTE 3: INVENTORIES

Inventories consist of the following:

December 31,	2016	2015
(in thousands)
Raw materials	$26,106	$17,058
Work in process	9,007	7,562
Finished goods	7,375	8,018
Total inventories	$42,488	$32,638

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

December 31,	Estimated Useful Lives	2016	2015
(in thousands)
Land	N/A	$878	$657
Buildings	7-40	18,314	17,586
Operating equipment and property	3-15	10,070	10,843
Furniture and fixtures	5-7	1,535	2,141
Vehicles	5-10	6,007	6,697
Gross property, plant and equipment		36,804	37,924
Less: accumulated depreciation		(23,470)	(25,163)
Net property, plant and equipment		$13,334	$12,761

Depreciation expense was $1,382,000 in 2016, $1,013,000 in 2015 and $712,000 in 2014.

NOTE 5: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2016	2015
(in thousands)
Accrued payroll and related expenses	$2,381	$2,060
Accrued sales incentives and discounts	4,155	3,309
Accrued warranty costs	4,629	3,405
Deferred revenue	416	721
Other	658	622
Total accrued expenses and other liabilities	$12,239	$10,117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

NOTE 6: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2016	2015	2014
(in thousands)
Current provision:
Federal	$7,263	$5,056	$4,275
State	261	300	143
Deferred (benefit) provision:
Federal	(507)	1,256	(762)
State	(355)	53	(43)
Total income tax provision	$6,662	$6,665	$3,613

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	0.8	0.7
Research and experimentation credit	(1.0)	(1.1)	(2.1)
Tax-exempt interest	(0.4)	(0.4)	(1.1)
Tax-exempt gain on SERP assets	(1.3)	(0.1)	(0.5)
Manufacturing deduction	(3.0)	(2.5)	(3.3)
Change in valuation allowance	(1.4)	—	—
Other	(0.1)	—	0.1
Effective tax rate	28.5%	31.7%	28.8%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2016	2015
(in thousands)
Deferred tax assets:
Warranty costs	$1,643	$1,209
Sales incentives and discounts	725	547
Stock-based compensation	1,015	1,061
Pension	1,993	2,300
Uniform capitalization	298	96
All others	489	418
State credits and NOL’s	5,129	4,967
Valuation allowance	(4,525)	(4,694)
Total deferred tax assets	6,767	5,904
Deferred tax liabilities:
Depreciation and amortization expense	(1,103)	(1,062)
Basis differences in joint venture	(386)	(504)
Net deferred tax assets	$5,278	$4,338

Total net income tax payments were $6,546,000 in 2016, $5,797,000 in 2015, and $3,509,000 in 2014. As of December 31, 2016 the Company had net operating loss carry forwards related to state income taxes of approximately $15.5 million, and other state credits of approximately $4.5 million that will expire between 2017 and 2035. As of December 31, 2016 the Company released all valuation allowances related to net operating loss carryforwards due to implemented tax planning strategies, yet retains a valuation allowance on state tax credits of approximately $4.5 million, representing the tax affected amount of state tax credits that the Company does not expect to utilize, against the corresponding deferred tax asset. The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, our liability for unrecognized tax benefits was $15,000 and $15,000, respectively, all of which would affect our effective rate if recognized. It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements. However, quantification of an estimated range cannot be made at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2013 through 2016 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	Pension Adjustment	Unrealized (Loss) gain on Securities	Total
(in thousands)
Balance at December 31, 2014	$(2,024)	$55	$(1,969)
Change during 2015:
Before-tax amount	119	(43)	76
Tax benefit (expense)	(42)	15	(27)
Reclassification adjustment, net of taxes
Amortization of net loss	48	—	48
Net realized gain	—	(29)	(29)
Total activity in 2015	125	(57)	68
Balance at December 31, 2015	$(1,899)	$(2)	$(1,901)
Change during 2016:
Before-tax amount	(474)	(83)	(557)
Tax benefit	168	29	197
Reclassification adjustment, net of taxes
Amortization of net loss	54		54
Net realized loss	—	25	25
Total activity in 2016	(252)	(29)	(281)
Balance at December 31, 2016	$(2,151)	$(31)	$(2,182)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$9,330	$—	$9,330	$—
Corporate Obligations	—	—	—	—
	$9,330	$—	$9,330	$—
Investments measured at Net Asset Value-Trading securities	$5,547

	Fair Value Measurements at December 31, 2015 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$30,996	$—	$30,996	$—
Corporate Obligations	3,958	—	3,958	—
	$34,954	$—	$34,954	$—
Investments measured at Net Asset Value-Trading securities	$6,491

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. The trading securities are comprised of SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2016 there were no significant transfers in or out of levels 1, 2 or 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

There were no material repurchases of inventory under contractual agreements during 2016 or 2015. Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $9.8 million as of December 31, 2016. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.9 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $16.7 million as of December 31, 2016. This repurchase obligation risk is mitigated by the value of the boat repurchased.

Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2016, are summarized in the following table:

(in thousands)
2017	$357
2018	348
2019	213
2020	1
2021	—
Thereafter	—
Total rental commitments	$919

Total rent expense charged to operations was approximately $352,000 in 2016, $135,000 in 2015 and $118,000 in 2014.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $43,000 as of December 31, 2016 and December 31, 2015.

Employment Agreements — The Company has an agreement with one employee, that provides for a monthly payment to the employee equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. In addition the Company had an agreement with another employee for prior years and during the current year through March 31, 2016 under the same terms. The expense under these agreements totaled approximately $4,202,000 in 2016, $6,411,000 in 2015 and $4,225,000 in 2014 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP) — The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $6.0 million as of December 31, 2016 and $7.9 million as of December 31, 2015. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $5,547,000 as of December 31, 2016 and $6,491,000 as of December 31, 2015. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading gains (losses) related to the SERP assets totaled $106,000 in 2016, $(84,000) in 2015 and $187,000 in 2014. The SERP liabilities are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

In connection with death of an executive officer during 2016, the Company recorded tax free gains of approximately $751 thousand comprised of the following: $556 thousand generated by the insurance death proceeds under a Company-owned life insurance contract of approximately $1.9 million less cash surrender value of approximately $1.4 million, and $195 thousand as a result of insurance death benefits from a key-man life insurance policy. The net gain is reflected as part of selling, general and administrative expenses.

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that covers substantially all employees with at least one year of service prior to 2002.

The Company’s projected benefit obligation exceeded the fair value of the plan assets for its Retirement Income Plan by $51,000 and thus the plan was under-funded as of December 31, 2016.

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2016	2015
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$6,083	$5,703

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$5,703	$6,355
Service cost	—	—
Interest cost	274	259
Actuarial loss (gain)	342	(671)
Benefits paid	(236)	(240)
Projected benefit obligation at end of year	$6,083	$5,703
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$5,813	$6,014
Actual return on plan assets	275	(131)
Employer contributions	180	170
Benefits paid	(236)	(240)
Fair value of plan assets at end of year	$6,032	$5,813
Funded status at end of year	$(51)	$110

December 31,	2016	2015
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$110
Current liabilities	—	—
Noncurrent liabilities	(51)	—
	$(51)	$110

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in pension liabilities as of December 31, 2016 and in other assets as of December 31, 2015.

December 31,	2016	2015
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF:
Net loss	$3,335	$2,944
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$3,335	$2,944

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

The accumulated benefit obligation for the Retirement Income Plan as of December 31, 2016 and 2015 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:

December 31,	2016	2015
(in thousands)
SERP liability	$(5,563)	$(6,590)
Funded status of Retirement Income Plan	(51)	—
Pension liabilities	$(5,614)	$(6,590)

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Contributions to the plan totaled $180,000 during 2016 and $170,000 during 2015.

The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2016	2015	2014
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	274	259	261
Expected return on plan assets	(406)	(421)	(411)
Amortization of net loss	84	76	37
	$(48)	$(86)	$(113)

The Company recognized a pre-tax decrease to the funded status in accumulated other comprehensive income of $390,000 in 2016 compared to a pre-tax increase of $195,000 in 2015 and a pre-tax decrease of $1,602,000 in 2014. There were no previously unrecognized prior service costs during 2016, 2015 and 2014. The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

(in thousands)	2016	2015	2014
Net loss (gain)	$474	$(119)	$1,639
Amortization of net loss	(84)	(76)	(37)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive income	$390	$(195)	$1,602

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2017 are as follows:

(in thousands)	2017
Amortization of net loss	$91
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$91

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2016	2015	2014
PROJECTED BENEFIT OBLIGATION:
Discount rate	4.50%	4.75%	4.25%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	4.75%	4.25%	5.35%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

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

The plan’s weighted average asset allocation at December 31, 2016 and 2015 by asset category along with the target allocation for 2017 are as follows:

Asset Category	Target Allocation for 2017	Percentage of Plan Assets as of December 31, 2016	Percentage of Plan Assets as of December 31, 2015
Cash and Cash Equivalents	0% - 5%	3.3%	0.7%
Domestic Equity Securities	0% - 40%	25.5	27.6
International Equity Securities	0% - 40%	20.8	19.1
Fixed Income Securities	15% - 50%	25.3	25.8
Investments measured at net asset value	0% - 20%	25.1	26.8
Total	100.0%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. Company management expects to make a contribution to the pension plan of approximately $200,000 during fiscal year 2017.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2016, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested and the valuation is based on significant non-observable inputs which do not have a readily determinable fair value. These assets have been excluded from the fair value hierarchy applied retrospectively based on the accounting guidance recently adopted. The valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2016 and 2015. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

Fair Value Hierarchy as of December 31, 2016:
Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$200	$200	$—
Fixed Income Securities	(2)	1,529	—	1,529
Domestic Equity Securities	(3)	1,539	775	764
International Equity Securities	(4)	1,252	—	1,252
Total Assets in the Fair Value Hierarchy		$4,520	$975	$3,545
Investments measured at Net Asset Value		1,512
Investments at Fair Value		$6,032

Fair Value Hierarchy as of December 31, 2015:
Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$39	$39	$—
Fixed Income Securities	(2)	1,501	—	1,501
Domestic Equity Securities	(3)	1,602	804	799
International Equity Securities	(4)	1,111	—	1,111
Total Assets in the Fair Value Hierarchy		$4,253	$843	$3,411
Investments measured at Net Asset Value		1,560
Investments at Fair Value		$5,813

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2017	$284
2018	292
2019	299
2020	293
2021	298
2022-2026	$1,596

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $270,000 in 2016, $250,000 in 2015 and $194,000 in 2014.

Stock Incentive Plan— The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2016, there were approximately 2,250,300 shares available for grant.

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

Pre-tax stock-based employee compensation expense was approximately $2,624,000 ($1,692,000 after tax) for 2016, $1,993,000 ($1,285,000 after tax) for 2015 and $1,754,000 ($1,131,000 after tax) for 2014. During 2016, the Company recorded accelerated compensation expense in selling, general and administrative expenses of approximately $660 thousand that related to restricted shares issued to an executive officer that vested immediately upon his death.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

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

There were no options exercised in 2016 and there have been no stock options outstanding since December 31, 2013. There was no tax benefit associated with the exercise of non-qualified stock options during 2016, 2015 or 2014.

Restricted Stock— Marine Products grants selected employees time lapse restricted stock that vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has currently issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over the six year period beginning on the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the shares.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from the Company (other than due to death, disability or retirement on or after age 65), shares with restrictions are forfeited in accordance with the plan.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2016	1,254,200	$6.80
Granted	371,950	5.77
Vested	(422,533)	6.52
Forfeited	(2,717)	6.21
Non-vested shares at December 31, 2016	1,200,900	$6.58

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2015	1,251,400	$6.47
Granted	319,750	7.08
Vested	(313,800)	5.77
Forfeited	(3,150)	6.89
Non-vested shares at December 31, 2015	1,254,200	$6.80

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $5.77 in 2016, $7.08 in 2015 and $7.90 in 2014. The total fair value of shares vested was approximately $2,686,000 in 2016, $2,254,000 in 2015 and $2,295,000 during 2014. Tax benefits for compensation tax deductions in excess of compensation expense related to restricted shares credited to capital in excess of par value was approximately $160,000 in 2016, $256,000 in 2015 and $342,000 in 2014. The excess tax deductions are classified as financing cash flows in the accompanying consolidated statements of cash flows.

Other Information— As of December 31, 2016 total unrecognized compensation cost related to non-vested restricted shares was approximately $6,431,000 which is expected to be recognized over a weighted-average period of 3.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2016, 2015 and 2014

NOTE 11: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $739,000 in 2016, $753,000 in 2015 and $663,000 in 2014. The Company’s (payable) receivable due (to) from RPC for these services was $(60,000) as of December 31, 2016 and $11,000 as of December 31, 2015. All of the Company’s directors, except one, are also directors of RPC and all of the Company’s executive officers are employees of both the Company and RPC.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2016, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. During 2016, Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $157,000 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2016, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

As of the end of the period covered by this report, December 31, 2016 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 30 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2016 and issued a report thereon which is included on page 31 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2017 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2017 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2017 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2017 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2016.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	—	$—	2,250,300	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	2,250,300

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2017 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2017 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2017 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.6	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.7	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.8	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.9	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed on November 1, 2004).

10.10	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed on November 1, 2004).

10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.12	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.13	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2013).

10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).

10.15	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.16	Summary of compensation arrangements with non-employee directors (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 27, 2015.

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

10.18	Marine Products Corporation Cash Based Incentives (Discretionary) Acknowledgement of Cash Based Incentives for Executive Officers.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).
(B) Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K filed on June 9, 2005).
3.2	Amended and Restated Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on July 31, 2016).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 3, 2001).
10.1	Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on February 13, 2001).
10.2	Employee Benefits Agreement, dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on February 13, 2002).
10.3	Transition Support Services Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13, 2001).
10.4	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.6	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.7	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.8	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.9	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.10	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.12	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.13	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2013).
10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
10.15	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.16	Summary of compensation arrangements with non-employee directors (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 27, 2015.
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.18	Marine Products Corporation Cash Based Incentives (Discretionary) Acknowledgement of Cash Based Incentives for Executive Officers.
21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	February 28, 2017
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Vice President, Chief Financial Officer and Treasurer	February 28, 2017
Ben M. Palmer	(Principal Financial and Accounting Officer)

The Directors of Marine Products Corporation (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	Timothy C. Rollins, Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director
James B. Williams, Director	Larry L. Prince, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 28, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2016, 2015 and 2014
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$4,694	$—	$(169)	$4,525
Year ended December 31, 2015
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$4,401	$293	$—	$4,694
Year ended December 31, 2014
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$4,359	$42	$—	$4,401

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2016
Net sales	$63,665	$65,066	$55,361	$57,238
Gross profit	12,688	13,808	11,768	12,203
Net income	3,921	4,818	4,284	3,722
Earnings per share — basic (a)	0.10	0.13	0.11	0.10
Earnings per share — diluted (a)	$0.10	$0.13	$0.11	$0.10

2015
Net sales	$50,644	$59,498	$47,038	$49,881
Gross profit	10,205	12,604	9,874	11,117
Net income	2,929	4,429	3,103	3,845
Earnings per share — basic (a)	0.08	0.12	0.08	0.10
Earnings per share — diluted (a)	$0.08	$0.12	$0.08	$0.10

(a)	The sum of the earnings per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

