Form 10-Q
period 2017-03-31
MARINE PRODUCTS CORP
filed 2017-04-28
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2017, Marine Products Corporation had 34,957,356 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(In thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS		(Note 1)

Cash and cash equivalents	$6,827	$2,619
Marketable securities	3,108	4,109
Accounts receivable, net of allowance for doubtful accounts of $25 in 2017 and $25 in 2016	8,516	1,087
Inventories	38,568	42,488
Income taxes receivable	952	29
Prepaid expenses and other current assets	1,134	1,823
Total current assets	59,105	52,155
Property, plant and equipment, net of accumulated depreciation of $23,383 in 2017 and $23,470 in 2016	13,293	13,334
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	8,066	5,221
Deferred income taxes	4,981	5,278
Other assets	8,877	8,766
Total assets	$98,095	$88,527

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$10,308	$5,163
Accrued expenses and other liabilities	14,471	12,239
Total current liabilities	24,779	17,402
Pension liabilities	5,662	5,614
Other long-term liabilities	62	66
Total liabilities	30,503	23,082
Common stock	3,496	3,486
Capital in excess of par value	-	-
Retained earnings	66,241	64,141
Accumulated other comprehensive loss	(2,145)	(2,182)
Total stockholders' equity	67,592	65,445
Total liabilities and stockholders' equity	$98,095	$88,527

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2017	2016

Net sales	$71,040	$63,665
Cost of goods sold	56,134	50,977
Gross profit	14,906	12,688
Selling, general and administrative expenses	8,008	7,043
Operating income	6,898	5,645
Interest income	51	92
Income before income taxes	6,949	5,737
Income tax provision	1,688	1,816
Net income	$5,261	$3,921

Earnings per share
Basic	$0.15	$0.10
Diluted	$0.15	$0.10

Dividends paid per share	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016

Net income	$5,261	$3,921

Other comprehensive income, net of taxes:
Pension adjustment	15	14
Unrealized gain on securities, net of reclassification adjustments	22	50

Comprehensive income	$5,298	$3,985

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2016	34,855	$3,486	$-	$64,141	$(2,182)	$65,445
Stock issued for stock incentive plans, net	201	20	487	—	—	507
Stock purchased and retired	(99)	(10)	(487)	(725)	—	(1,222)
Net income	—	—	—	5,261	—	5,261
Pension adjustment, net of taxes	—	—	—	—	15	15
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	22	22
Dividends paid	—	—	—	(2,436)	—	(2,436)

Balance, March 31, 2017	34,957	$3,496	$-	$66,241	$(2,145)	$67,592

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$5,261	$3,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359	331
Gain on sale of equipment and property	(8)	(48)
Amortization of premium related to marketable securities	64	274
Stock-based compensation expense	508	1,168
Excess tax benefits for share-based payments	-	(151)
Deferred income tax provision	276	897
(Increase) decrease in assets:
Accounts receivable	(7,429)	(4,959)
Inventories	3,920	981
Prepaid expenses and other current assets	689	770
Income taxes receivable	(923)	(107)
Other non-current assets	(111)	(424)
Increase (decrease) in liabilities:
Accounts payable	5,145	6,738
Accrued expenses and other liabilities	2,232	1,464
Other long-term liabilities	67	(1,395)
Net cash provided by operating activities	10,050	9,460

INVESTING ACTIVITIES
Capital expenditures	(318)	(324)
Proceeds from sale of assets	8	48
Purchases of marketable securities	(4,262)	(7,106)
Sales of marketable securities	2,389	501
Maturities of marketable securities	-	487
Net cash used for investing activities	(2,183)	(6,394)

FINANCING ACTIVITIES
Payment of dividends	(2,436)	(2,301)
Excess tax benefits for share-based payments	-	151
Cash paid for common stock purchased and retired	(1,223)	(662)
Net cash used for financing activities	(3,659)	(2,812)

Net increase in cash and cash equivalents	4,208	254
Cash and cash equivalents at beginning of period	2,619	7,986
Cash and cash equivalents at end of period	$6,827	$8,240

Supplemental information:
Income tax payments, net	$2,362	$844

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current requirements are to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments allow inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted these provisions in the first quarter of 2017 on a prospective basis. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2016-07, Investments —Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method is to be adopted as of the date the investment qualifies. In addition, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted these provisions in the first quarter of 2017 on a prospective basis. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company will continue to estimate expected forfeitures. The Company adopted these provisions in the first quarter of 2017 on a prospective basis. See Notes 4 and 9 on Stock Based Compensation and Income Taxes, respectively for the effect of adoption on the financial statements.

•	ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company adopted these provisions in the first quarter of 2017 and the adoption did not have a material impact on its consolidated financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five step process.
•	ASU No. 2015-14 deferred the effective date of ASU 2014-09 for all entities by one year to the first quarter of 2018 with early application permitted.
•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments provide guidance on whether an entity is a principal or agent when providing services to a customer along with another party.
•	ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the earlier guidance on identifying performance obligations and licensing implementation.
•	ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to issues that are currently codified under various topics.
•	ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance on certain aspects of the five step process and practical expedients regarding the effect of modifications and status of completed contracts under legacy GAAP and disclosures related to the application of this guidance using the modified retrospective or retrospective transition method.
•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 and includes among others, loan guarantees, impairment testing of contract costs, performance obligations disclosures and accrual of advertising costs.

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

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The amendments are effective starting in the first quarter of 2018, with early adoption permitted for certain provisions. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments are required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business: The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective beginning in the first quarter of 2018 with early application permitted under certain circumstances. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment - To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

To be adopted in 2019 and later:

•	ASU No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration should presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	EARNINGS PER SHARE

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

	Three months ended March 31
(In thousands)	2017	2016
Net income available for stockholders:	$5,261	$3,921
Less: Adjustments for earnings attributable to participating securities	(163)	(129)
Net Income in calculating earnings per share	$5,098	$3,792

Weighted average shares outstanding (including participating securities)	34,931	38,298
Adjustment for participating securities	(1,145)	(1,291)
Shares used in calculating basic and diluted earnings per share	33,786	37,007

4.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2017, there were approximately 2,048,900 shares available for grant. During the first quarter of 2016, the Company recorded accelerated amortization of restricted stock of approximately $660 thousand that related to shares held by an executive officer that vested immediately upon his death.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for the three months ended March 31, 2017 and 2016 were as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Pre – tax cost	$508	$1,168
After tax cost	$328	$753

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2016	1,200,900	$6.58
Granted	202,400	13.39
Vested	(276,250)	6.74
Forfeited	(1,400)	5.72
Non-vested shares at March 31, 2017	1,125,650	$7.77

The total fair value of shares vested was approximately $3,165,000 during the three months ended March 31, 2017 and $2,560,000 during the three months ended March 31, 2016. Excess tax benefits realized from tax compensation deductions in excess of compensation expense have been reflected as follows:

•	Approximately $580,000 for the three months ended March 31, 2017 has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows; and
•	Approximately $151,000 for the three months ended March 31, 2016 were credited to capital in excess of par value and classified within financing activities as an inflow in addition to being disclosed as an outflow within operating activities in the consolidated statements of cash flows.

The change in classification for the first quarter of 2017 was in accordance with the amendments in ASU 2016-09 that were adopted in the quarter.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of March 31, 2017, total unrecognized compensation cost related to non-vested restricted shares was approximately $8,633,000. This cost is expected to be recognized over a weighted-average period of 4.0 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended
	March 31,
(in thousands)	2017	2016
Net realized gain	$10	$-
Reclassification of net realized gains from other comprehensive income	$10	$-

Gross unrealized gains (losses) on marketable securities are as follows:

	March 31, 2017		December 31, 2016
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$10	$(24)	$4	$(53)
Corporate Obligations	-	-	-	-
	$10	$(24)	$4	$(53)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	March 31, 2017			December 31, 2016
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Losses	Amortized Cost Basis	Fair Value	Net Unrealized Losses
(in thousands)
Municipal Obligations	$11,188	$11,174	$(14)	$9,379	$9,330	$(49)
Corporate Obligations	-	-	-	-	-	-
Total	$11,188	$11,174	$(14)	$9,379	$9,330	$(49)

Municipal obligations consist primarily of municipal notes rated AA- or higher ranging in maturity from less than one year to over 20 years. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2018 and 2047.

6.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

For our Chaparral products, Marine Products provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For our Robalo products, Marine Products provides a ten-year limited structural hull warranty and a transferable one-year limited warranty on certain components to the original owner. Warranties on additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

The manufacturers of the engines, generators, and navigation electronics included on our boats provide and administer their own warranties for various lengths of time.

An analysis of the warranty accruals for the three months ended March 31, 2017 and 2016 is as follows:

(in thousands)	2017	2016
Balance at beginning of period	$4,629	$3,405
Less: Payments made during the period	(608)	(774)
Add: Warranty provision for the period	872	679
Changes to warranty provision for prior periods	51	(137)
Balance at March 31	$4,944	$3,173

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory under contractual agreements during the three months ended March 31, 2017 and March 31, 2016.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $10.6 million as of March 31, 2017. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $17.6 million as of March 31, 2017.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials and supplies	$22,898	$26,106
Work in process	9,075	9,007
Finished goods	6,595	7,375
Total inventories	$38,568	$42,488

9.	INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items including tax credits and changes to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income tax provision for the first quarter of 2017 reflects an effective tax rate of 24.3 percent, compared to an effective tax rate of 31.7 percent for the comparable period in the prior year. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction. The Company adopted the provisions of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This resulted in a beneficial discrete adjustment of $580 thousand to the provision for income taxes in the first quarter of 2017. The first quarter 2016 effective tax rate reflects certain beneficial permanent tax differences generated from life insurance proceeds.

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended March 31,
	2017	2016
Interest cost	$66	$69
Expected return on plan assets	(104)	(102)
Amortization of net losses	23	21
Net periodic benefit (credit)	$(15)	$(12)

The Company did not make a contribution to this plan during the three months ended March 31, 2017.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are marked to market and totaled $5,637,000 as of March 31, 2017 and $5,547,000 as of December 31, 2016. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains related to the SERP assets totaled approximately $88,000 during the three months ended March 31, 2017, compared to trading gains of $63,000 during the three months ended March 31, 2016.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the death of an executive officer during the first quarter of 2016, the Company recorded tax free gains of approximately $1.1 million comprised of the following: $556 thousand generated by the insurance death proceeds of approximately $1.9 million after considering the previously recorded cash surrender value of $1.4 million under a Company-owned life insurance contract, and $500 thousand as a result of insurance death benefits to be received from a key-man life insurance policy. The net gain was reflected as part of selling, general and administrative expenses.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$11,174	$—	$11,174	$—
Corporate Obligations	—	—	—	—
	$11,174	$—	$11,174	$—
Investments measured at Net Asset Value - Trading securities	$5,637

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at December 31, 2016 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$9,330	$—	$9,330	$—
Corporate Obligations	—	—	—	—
	$9,330	$—	$9,330	$—
Investments measured at Net Asset Value - Trading securities	$5,547

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment		Unrealized Gain On Securities	Total
Balance at December 31, 2016	$(2,151)		$(31)	$(2,182)
Change during the period ended March 31, 2017:
Before-tax amount		_	45	45
Tax provision		_	(16)	(16)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	15		-	15
Net realized (gain) (2)	-		(7)	(7)
Total activity for the period	15		22
Balance at March 31, 2017	$(2,136)		$(9)	$(2,145)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Pension Adjustment		Unrealized Gain On Securities	Total
Balance at December 31, 2015	$(1,899)		$(2)	$(1,901)
Change during the period ended March 31, 2016:
Before-tax amount		_	77	77
Tax benefit		_	(27)	(27)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	14		-	14
Net realized gain (2)	-		-	-
Total activity for the period	14		50	64
Balance at March 31, 2016	$(1,885)		$48	$(1,837)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

13.	SUBSEQUENT EVENT

On April 25, 2017, the Board of Directors approved a $0.07 per share cash dividend payable June 9, 2017 to stockholders of record at the close of business May 10, 2017.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

Our net sales were higher during the first quarter of 2017 compared to the fourth quarter of 2016 and the first quarter of 2016 primarily due to increases in Robalo unit sales, coupled with an increase in Chaparral H2O sterndrive sales, partially offset by decreases in sales of our SunCoast outboard and Vortex jet boats.

Operating income increased 22.2 percent during the first quarter of 2017 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to costs that vary with sales and profitability, such as warranty expense and sales commissions. Dealer inventory in units as of March 31, 2017 was higher than at the end of the fourth quarter of 2016 and at the end of the first quarter of 2016, but appropriate to the level of dealer demand we see as we enter the strongest part of the retail selling season.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion of the outlook for 2017 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

We believe that recreational boating retail demand in many segments of the industry is improving. Attendance and sales during the 2017 winter boat shows were moderately higher than the 2016 winter boat show season, residential real estate markets have improved, and consumer confidence and fuel prices are stable. We also believe that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty.

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

Our financial results for the full year of 2017 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of labor and certain of our raw materials and key components.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
Total number of boats sold	1,491	1,330
Average gross selling price per boat (in thousands)	$41.8	$42.7
Net sales (in thousands)	$71,040	$63,665
Percentage of cost of goods sold to net sales	79.0%	80.1%
Gross profit margin percent	21.0%	19.9%
Percentage of selling, general and administrative expenses to net sales	11.3%	11.1%
Operating income (in thousands)	$6,898	$5,645
Warranty expense (in thousands)	$923	$542

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Net sales for the three months ended March 31, 2017 increased $7.4 million or 11.6 percent compared to the comparable period in 2016. The change in net sales during the quarter compared to the prior year was due primarily to a 12.1 percent increase in the number of units sold, partially offset by a 2.1 percent decrease in the average selling price per boat. The increase in unit sales was due to higher Robalo unit sales during the quarter as compared to the prior year, as well as increased unit sales of our Chaparral H2O sterndrive boats, partially offset by decreases in sales of our SunCoast outboards and Vortex jet boats. In the first quarter of 2017, net sales outside of the United States accounted for 5.4 percent of net sales compared to 11.0 percent of net sales in the first quarter of 2016. Domestic net sales increased 18.7 percent to $67.2 million compared to the first quarter of the prior year, while international net sales decreased 45.7 percent to $3.8 million.

Cost of goods sold for the three months ended March 31, 2017 was $56.1 million compared to $51.0 million for the comparable period in 2016, an increase of $5.2 million or 10.1 percent. Cost of goods sold decreased to 79.0 percent of net sales for the three months ended March 31, 2017 from 80.1 percent of net sales for the comparable period in 2016, primarily due to production efficiencies.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended March 31, 2017 were $8.0 million compared to $7.0 million for the comparable period in 2016, an increase of $1.0 million or 13.7 percent. This increase was due primarily to expenses that vary with sales and profitability, such as warranty expense and sales commissions. Selling, general and administrative expenses as a percentage of net sales increased slightly to 11.3 percent in the first quarter of 2017 from 11.1 percent in the first quarter of 2016.

Operating income for the three months ended March 31, 2017 increased $1.3 million or 22.2 percent compared to the comparable period in 2016 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $51 thousand during the three months ended March 31, 2017 compared to $92 thousand for the comparable period in 2016. This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio primarily due to the liquidation of marketable securities to fund a portion of the tender offer completed in the fourth quarter of 2016.

Income tax provision for the three months ended March 31, 2017 was $1.7 million compared to $1.8 million for the comparable period in 2016. Income tax provision for the first quarter of 2017 reflects an effective tax rate of 24.3 percent, compared to an effective tax rate of 31.7 percent for the comparable period in the prior year. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and a favorable U.S. manufacturing deduction. The Company adopted the amendments of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This resulted in a beneficial discrete adjustment of $580 thousand to the provision for income taxes in the first quarter of 2017. This beneficial adjustment contributed approximately $0.02 to our diluted EPS in the first quarter of 2017. The first quarter 2016 effective tax rate included certain beneficial permanent tax differences generated from life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2017 were $6.8 million compared to $2.6 million at December 31, 2016. In addition, the aggregate of short-term and long-term marketable securities was $11.2 million at March 31, 2017 compared to $9.3 million at December 31, 2016.

The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2017	2016

Net cash provided by operating activities	$10,050	$9,460
Net cash used for investing activities	(2,183)	(6,394)
Net cash used for financing activities	$(3,659)	$(2,812)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash provided by operating activities for the three months ended March 31, 2017 increased approximately $0.6 million compared to the comparable period in 2016. This increase is primarily due to an increase in net income, partially offset by an unfavorable change in working capital. The major components of the net unfavorable change in working capital were as follows: a favorable change of $2.9 million in inventories primarily due to the timing of shipments of finished boats; an unfavorable change of $2.4 million in accounts receivable primarily due to the timing of collections; and a $1.6 million unfavorable change in accounts payable, due primarily to timing of payments.

Cash used for investing activities for the three months ended March 31, 2017 was approximately $2.1 million compared to $6.4 million provided by investing activities for the same period in 2016. The decrease in cash used for investing activities is primarily due to decreased purchases of marketable securities in the current period.

Cash used for financing activities for the three months ended March 31, 2017 increased approximately $0.8 million compared to the three months ended March 31, 2016 primarily due to a 16.7 percent increase in the quarterly common stock dividend paid coupled with an increase in the value of shares repurchased in connection with the taxes related to vesting of restricted shares.

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

Cash Requirements

The Company currently expects that capital expenditures during 2017 will be approximately $3.8 million, of which $0.3 million has been spent through March 31, 2017.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not make a cash contribution to this plan during the first three months of 2017 and does not expect to make any contributions for the remainder of 2017.

As of March 31, 2017, the Company has repurchased a total of 5,391,270 shares in the open market under the Company stock repurchase program and there are 2,858,730 shares that remain available for repurchase under the current authorization. There were no shares repurchased under this program during the three months ended March 31, 2017.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

For our Chaparral products, Marine Products provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty on certain components to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

For our Robalo products, Marine Products provides a ten-year limited structural hull warranty and a transferable one-year limited warranty on certain components to the original owner. Warranties on additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory under contractual agreements during the three months ended March 31, 2017 and March 31, 2016.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $10.6 million as of March 31, 2017. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $17.6 million as of March 31, 2017.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $195 thousand for the three months ended March 31, 2017 and $202 thousand for the three months ended March 31, 2016.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in the critical accounting policies since year-end.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have been volatile in the years following the financial crisis of 2008. During the fourth quarter of 2016 and the first quarter of 2017, the costs of several of these raw materials have begun to increase. As a result, it is possible the Company will incur higher materials purchase costs in 2017. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats. Furthermore, the costs of these raw materials remain volatile, and may decrease in the future.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our favorable outlook for the near-term selling environment for our products; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as the Surf Series; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; our plans to continue to develop and produce additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2017; the Company’s expectation about contributions to its pension plan in 2017; the Company’s belief about the amount and timing of inventory repurchases; the Company’s belief that it is possible that it will incur higher material purchase costs in 2017; the Company’s belief that these higher costs could negatively affect its profit margins; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products, competition from other boat manufacturers and dealers, and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2017, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of March 31, 2017, the Company’s investment portfolio, totaling approximately $11.2 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2016, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2016 and the Company currently expects no such changes through the remainder of the current year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

As of the end of the period covered by this report, March 31, 2017 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the first quarter of 2017 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
January 1, 2017 to January 31, 2017	98,726	(2)	$12.38	-	2,858,730

Month #2
February 1, 2017 to February 28, 2017	-		-	-	2,858,730

Month #3
March 1, 2017 to March 31, 2017	-		-	-	2,858,730
Totals	98,726		$12.38	-	2,858,730
(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of March 31, 2017, a total of 5,391,270 shares have been repurchased in the open market under this program and there are 2,858,730 shares that remain available for repurchase. The program does not have a predetermined expiration date.
(2)	Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: April 28, 2017	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: April 28, 2017	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

