Form 10-Q
period 2017-06-30
MARINE PRODUCTS CORP
filed 2017-07-31
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 21, 2017, Marine Products Corporation had 34,882,888 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(In thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS		(Note 1)

Cash and cash equivalents	$3,834	$2,619
Marketable securities	4,846	4,109
Accounts receivable, net of allowance for doubtful accounts of $25 in 2017 and $25 in 2016	5,207	1,087
Inventories	41,221	42,488
Income taxes receivable	1,279	29
Prepaid expenses and other current assets	1,629	1,823
Total current assets	58,016	52,155
Property, plant and equipment, net of accumulated depreciation of $23,754 in 2017 and $23,470 in 2016	13,518	13,334
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	12,941	5,221
Deferred income taxes	5,169	5,278
Other assets	9,070	8,766
Total assets	$102,487	$88,527

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$10,352	$5,163
Accrued expenses and other liabilities	14,358	12,239
Total current liabilities	24,710	17,402
Pension liabilities	6,605	5,614
Other long-term liabilities	59	66
Total liabilities	31,374	23,082
Common stock	3,488	3,486
Capital in excess of par value	-	-
Retained earnings	69,742	64,141
Accumulated other comprehensive loss	(2,117)	(2,182)
Total stockholders' equity	71,113	65,445
Total liabilities and stockholders' equity	$102,487	$88,527

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net sales	$71,484	$65,066	$142,524	$128,731
Cost of goods sold	55,197	51,258	111,331	102,235
Gross profit	16,287	13,808	31,193	26,496
Selling, general and administrative expenses	7,565	7,096	15,573	14,139
Operating income	8,722	6,712	15,620	12,357
Interest income	57	151	108	243
Income before income taxes	8,779	6,863	15,728	12,600
Income tax provision	2,660	2,045	4,348	3,861
Net income	$6,119	$4,818	$11,380	$8,739

Earnings per share
Basic	$0.18	$0.13	$0.33	$0.23
Diluted	$0.18	$0.13	$0.33	$0.23

Dividends paid per share	$0.07	$0.06	$0.14	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$6,119	$4,818	$11,380	$8,739

Other comprehensive income, net of taxes:
Pension adjustment	14	13	29	27
Unrealized gain on securities, net of reclassification adjustments	14	65	36	115

Comprehensive income	$6,147	$4,896	$11,445	$8,881

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2016	34,855	$3,486	$-	$64,141	$(2,182)	$65,445
Stock issued for stock incentive plans, net	201	20	1,341	—	—	1,361
Stock purchased and retired	(173)	(18)	(1,341)	(887)	—	(2,246)
Net income	—	—	—	11,380	—	11,380
Pension adjustment, net of taxes	—	—	—	—	29	29
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	36	36
Dividends paid	—	—	—	(4,892)	—	(4,892)
Balance, June 30, 2017	34,883	$3,488	$-	$69,742	$(2,117)	$71,113

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$11,380	$8,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	730	671
Gain on sale of equipment and property	(8)	(79)
Amortization of premium related to marketable securities	189	609
Stock-based compensation expense	1,361	1,655
Excess tax benefits for share-based payments	-	(109)
Deferred income tax provision	73	608
(Increase) decrease in assets:
Accounts receivable	(4,120)	(3,561)
Inventories	1,267	(1,954)
Prepaid expenses and other current assets	194	328
Income taxes receivable	(1,250)	820
Other non-current assets	(304)	(514)
Increase (decrease) in liabilities:
Accounts payable	5,189	2,375
Accrued expenses and other liabilities	2,119	2,438
Other long-term liabilities	1,030	(1,248)
Net cash provided by operating activities	17,850	10,778

INVESTING ACTIVITIES
Capital expenditures	(914)	(663)
Proceeds from sale of assets	8	79
Purchases of marketable securities	(17,264)	(17,997)
Sales of marketable securities	7,603	2,464
Maturities of marketable securities	1,070	2,901
Net cash used for investing activities	(9,497)	(13,216)

FINANCING ACTIVITIES
Payment of dividends	(4,892)	(4,593)
Excess tax benefits for share-based payments	-	109
Cash paid for common stock purchased and retired	(2,246)	(768)
Net cash used for financing activities	(7,138)	(5,252)

Net increase (decrease) in cash and cash equivalents	1,215	(7,690)
Cash and cash equivalents at beginning of period	2,619	7,986
Cash and cash equivalents at end of period	$3,834	$296

Supplemental information:
Income tax payments, net	$5,436	$1,772

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current requirements are to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments allow inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted these provisions in the first quarter of 2017 on a prospective basis. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company will continue to estimate expected forfeitures. The Company adopted these provisions in the first quarter of 2017 on a prospective basis. See Notes on Stock-Based Compensation and Income Taxes for the effect of adoption on the financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

To be adopted in 2018:

REVENUE RECOGNITION:

The Financial Accounting Standards Board and International Accounting Standards Board issued their converged standard on revenue recognition in May 2014. The standard provides a comprehensive, industry-neutral revenue recognition model intended to increase financial statement comparability across companies and industries and significantly reduce the complexity inherent in today's revenue recognition guidance. The various ASUs related to Revenue from Contracts with Customers (Topic 606) have been listed below:

•	ASU No. 2014-09, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five step process.
•	ASU No. 2015-14, deferred the effective date of ASU 2014-09 for all entities by one year to the first quarter of 2018 with early application permitted.
•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments provide guidance on whether an entity is a principal or agent when providing services to a customer along with another party.
•	ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the earlier guidance on identifying performance obligations and licensing implementation.
•	ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to issues that are currently codified under various topics.
•	ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance on certain aspects of the five step process and practical expedients regarding the effect of modifications and status of completed contracts under legacy GAAP and disclosures related to the application of this guidance using the modified retrospective or retrospective transition method.
•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 and includes among others, loan guarantees, impairment testing of contract costs, performance obligations disclosures and accrual of advertising costs.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The amendments are effective starting in the first quarter of 2018, with early adoption permitted for certain provisions. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments are required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective beginning in the first quarter of 2018 with early application permitted under certain circumstances. The Company expects to adopt these provisions as it completes future acquisitions and plans to evaluate the impact of adoption on its consolidated financial statements as acquisitions are completed.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2017-09 —Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions are applicable when there are changes to the terms or conditions of a share-based payment award. The amendments require an entity to apply modification accounting for the effects of changes to the terms and conditions of a share-based payment award unless certain conditions including fair value, vesting conditions and classification are met. The amendments are effective beginning in the first quarter of 2018 with early application permitted under certain circumstances. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

To be adopted in 2019 and later:

•	ASU No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration should presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective starting in the first quarter of 2019 with early application permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

3.	EARNINGS PER SHARE

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

	Three months ended June 30		Six months ended June 30
(In thousands)	2017	2016	2017	2016
Net income available for stockholders:	$6,119	$4,818	$11,380	$8,739
Less: Adjustments for earnings attributable to participating securities	(203)	(152)	(368)	(306)
Net income used in calculating earnings per share	$5,916	$4,666	$11,012	$8,433

Weighted average shares outstanding (including participating securities)	34,936	38,363	34,934	38,330
Adjustment for participating securities	(1,116)	(1,252)	(1,151)	(1,453)
Shares used in calculating basic and diluted earnings per share	33,820	37,111	33,783	36,877

4.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2017, there were approximately 2,048,900 shares available for grant.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for the three and six months ended June 30, 2017 and 2016 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Pre – tax cost	$853	$487	$1,361	$1,655
After tax cost	$550	$314	$878	$1,067

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2016	1,200,900	$6.58
Granted	202,400	13.39
Vested	(344,250)	6.93
Forfeited	(1,400)	5.72
Non-vested shares at June 30, 2017	1,057,650	7.77

The total fair value of shares vested was approximately $4,182,680 during the six months ended June 30, 2017 and $2,560,000 during the six months ended June 30, 2016. Excess tax benefits realized from tax compensation deductions in excess of compensation expense have been reflected as follows:

•	Approximately $650,000 for the six months ended June 30, 2017 has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows; and

•	Approximately $109,000 for the six months ended June 30, 2016 were credited to capital in excess of par value and classified within financing activities as an inflow in addition to being disclosed as an outflow within operating activities in the consolidated statements of cash flows.

The change in classification beginning in the first quarter of 2017 resulted from the adoption of the amendments in ASU 2016-09.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of June 30, 2017, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,780,000. This cost is expected to be recognized over a weighted-average period of 3.7 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net realized gain	$2	$14	$12	$14
Reclassification of net realized gains from other comprehensive income	$2	$14	$12	$14

Gross unrealized gains (losses) on marketable securities are as follows:

	June 30, 2017		December 31, 2016
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$20	$(15)	$4	$(53)
Corporate Obligations	-	-	-	-
	$20	$(15)	$4	$(53)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	June 30, 2017			December 31, 2016
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Losses
(in thousands)
Municipal Obligations	$17,782	$17,787	$5	$9,379	$9,330	$(49)
Corporate Obligations	-	-	-	-	-	-
Total	$17,782	$17,787	$5	$9,379	$9,330	$(49)

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

Warranty Costs

For our Chaparral products, Marine Products provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the second subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

For our Robalo products, Marine Products provides a ten-year limited structural hull warranty and a transferable one-year limited warranty on certain components to the original owner. Warranties on additional items are provided for periods of one to five years and are not transferrable.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, as it relates to the second subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

The manufacturers of the engines, generators, and navigation electronics included on our boats provide and administer their own warranties for various lengths of time.

An analysis of the warranty accruals for the six months ended June 30, 2017 and 2016 is as follows:

(in thousands)	2017	2016
Balance at beginning of period	$4,629	$3,405
Less: Payments made during the period	(1,345)	(1,428)
Add: Warranty provision for the period	1,796	1,375
Changes to warranty provision for prior periods	60	1
Balance at June 30	$5,140	$3,353

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory under contractual agreements during the three months ended June 30, 2017 and June 30, 2016.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $11.1 million as of June 30, 2017. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $16.6 million as of June 30, 2017.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials and supplies	$27,520	$26,106
Work in process	8,241	9,007
Finished goods	5,460	7,375
Total inventories	$41,221	$42,488

9.	INCOME TAXES

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

Income tax provision for the second quarter of 2017 reflects an effective tax rate of 30.3 percent, compared to an effective tax rate of 29.8 percent for the comparable period in the prior year. For the six months ended June 30, 2017 the income tax provision reflects an effective rate of 27.6 percent, compared to an effective rate of 30.6 percent for the six months ended June 30, 2016. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and favorable U.S. manufacturing deductions. The Company adopted the amendments of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This resulted in a beneficial discrete adjustment of approximately $650 thousand to the provision for income taxes during the first six months of 2017. The 2016 effective tax rate reflects certain beneficial permanent tax differences generated from life insurance proceeds.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest cost	$66	$68	$132	$137
Expected return on plan assets	(103)	(101)	(207)	(203)
Amortization of net losses	23	21	46	42
Net periodic benefit	$(14)	$(12)	$(29)	$(24)

The Company did not make a contribution to this plan during the six months ended June 30, 2017.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are marked to market and totaled $5,786,000 as of June 30, 2017 and $7,019,000 as of December 31, 2016. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains related to the SERP assets totaled approximately $234,000 during the six months ended June 30, 2017, compared to trading gains of $42,000 during the six months ended June 30, 2016.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$17,787	$—	$17,787	$—
Corporate Obligations	—	—	—	—
	$17,787	$—	$17,787	$—
Investments measured at Net Asset Value - Trading securities	$5,786

	Fair Value Measurements at December 31, 2016 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$9,330	$—	$9,330	$—
Corporate Obligations	—	—	—	—
	$9,330	$—	$9,330	$—
Investments measured at Net Asset Value - Trading securities	$7,019

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended June 30, 2017, there were no significant transfers in or out of levels 1, 2 or 3.

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment		Unrealized Gain (loss) On Securities	Total
Balance at December 31, 2016	$(2,151)		$(31)	$(2,182)
Change during the period ended June 30, 2017:
Before-tax amount		_	67	67
Tax provision		_	(23)	(23)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	29		-	29
Net realized gain (2)	-		(8)	(8)
Total activity for the period	29		36	65
Balance at June 30, 2017	$(2,122)		$5	$(2,117)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Pension Adjustment		Unrealized Gain (loss) On Securities	Total
Balance at December 31, 2015	$(1,899)		$(2)	$(1,901)
Change during the period ended June 30, 2016:
Before-tax amount		_	193	165
Tax benefit		_	(69)	(64)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	27		-	27
Net realized gain (2)	-		(9)	14
Total activity for the period	27		115	142
Balance at June 30, 2016	$(1,872)		$113	$(1,759)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

13.	SUBSEQUENT EVENT

On July 25, 2017, the Board of Directors approved a $0.07 per share cash dividend payable September 11, 2017 to stockholders of record at the close of business August 10, 2017.

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

Our net sales were higher during the second quarter of 2017 compared to the first quarter of 2017 and the second quarter of 2016 primarily due to increases in Robalo sales, coupled with an increase in Chaparral H2O sales, partially offset by decreases in sales of our SunCoast outboard and Vortex jet boats.

Operating income increased 29.9 percent during the second quarter of 2017 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to costs that vary with sales and profitability, such as warranty expense and sales commissions. Dealer inventory in units as of June 30, 2017 was lower than at the end of the first quarter of 2017 but higher than at the end of the second quarter of 2016.

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

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2011. We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats. Fluctuations in fuel prices can impact our sales, and during 2016 and 2017 fuel prices decreased, and have declined to some of the lowest inflation-adjusted levels recorded during the past 10 years. In general, however, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 39 percent of the Company’s unit sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2018 model year which began on July 1, 2017. We continue to emphasize the value-priced Chaparral and Robalo models, as well as the Surf Series, a new line of Chaparral models first introduced for the 2017 model year. In addition, we are experiencing a favorable consumer reception to our new for 2017 Chaparral H2O outboard boats. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. During 2017 we expanded our nationally advertised fixed retail pricing to include more of our models. We plan to continue to develop and produce additional new products for subsequent model years.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total number of boats sold	1,392	1,348	2,883	2,678
Average gross selling price per boat (in thousands)	$45.0	$42.8	$43.4	$42.7
Net sales (in thousands)	$71,484	$65,066	$142,524	$128,731
Percentage of cost of goods sold to net sales	77.2%	78.8%	78.1%	79.4%
Gross profit margin percent	22.8%	21.2%	21.9%	20.6%
Percentage of selling, general and administrative expenses to net sales	10.6%	10.9%	10.9%	11.0%
Operating income (in thousands)	$8,722	$6,712	$15,620	$12,357
Warranty expense (in thousands)	$934	$834	$1,856	$1,376

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

Net sales for the three months ended June 30, 2017 increased $6.4 million or 9.9 percent compared to the comparable period in 2016. The change in net sales during the quarter compared to the prior year was due primarily to a 3.3 percent increase in the number of units sold, coupled with a 5.1 percent increase in the average selling price per boat. The increase in unit sales was due to higher Robalo unit sales during the quarter as compared to the prior year, as well as increased unit sales of our Chaparral H2O boats, partially offset by decreases in sales of our SunCoast outboards and Vortex jet boats. In the second quarter of 2017, net sales outside of the United States accounted for 7.1 percent of net sales compared to 9.6 percent of net sales in the second quarter of 2016. Domestic net sales increased 12.9 percent to $66.4 million compared to the second quarter of the prior year, while international net sales decreased 18.5 percent to $5.1 million.

Cost of goods sold for the three months ended June 30, 2017 was $55.2 million compared to $51.3 million for the comparable period in 2016, an increase of $3.9 million or 7.7 percent. Cost of goods sold decreased to 77.2 percent of net sales for the three months ended June 30, 2017 from 78.8 percent of net sales for the comparable period in 2016, primarily due to production efficiencies.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended June 30, 2017 were $7.6 million compared to $7.1 million for the comparable period in 2016, an increase of $0.5 million or 6.6 percent. This increase was due primarily to expenses that increase with higher activity levels, as well as increased compensation expense consistent with improved profitability. Selling, general and administrative expenses as a percentage of net sales decreased slightly to 10.6 percent in the second quarter of 2017 from 10.9 percent in the second quarter of 2016.

Operating income for the three months ended June 30, 2017 increased $2.0 million or 29.9 percent compared to the comparable period in 2016 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $57 thousand during the three months ended June 30, 2017 compared to $151 thousand for the comparable period in 2016. This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio primarily due to the liquidation of marketable securities to fund a portion of the tender offer completed in the fourth quarter of 2016.

Income tax provision for the three months ended June 30, 2017 was $2.7 million compared to $2.0 million for the comparable period in 2016. Income tax provision for the second quarter of 2017 reflects an effective tax rate of 30.3 percent, compared to an effective tax rate of 29.8 percent for the comparable period in the prior year. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and favorable U.S. manufacturing deductions. The second quarter 2016 effective tax rate reflects certain beneficial permanent tax differences generated from life insurance proceeds.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Net sales for the six months ended June 30, 2017 increased $13.8 million or 10.7 percent compared to the comparable period in 2016. The change in net sales during the quarter compared to the prior year was due primarily to a 7.7 percent increase in the number of units sold, coupled with a 1.6 percent increase in the average selling price per boat. The increase in unit sales was due to higher Robalo unit sales during the quarter as compared to the prior year, as well as increased unit sales of our Chaparral H2O boats, partially offset by decreases in sales of our SunCoast outboards and Vortex jet boats. In the first six months of 2017, net sales outside of the United States accounted for 6.2 percent of net sales compared to 10.3 percent of net sales in the comparable period of 2016. Domestic net sales increased 15.7 percent to $133.6 million compared to the second quarter of the prior year, while international net sales decreased 32.9 percent to $8.9 million.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the six months ended June 30, 2017 was $111.3 million compared to $102.2 million for the comparable period in 2016, an increase of $9.1 million or 8.9 percent. Cost of goods sold decreased to 78.1 percent of net sales for the six months ended June 30, 2017 from 79.4 percent of net sales for the comparable period in 2016, primarily due to production efficiencies.

Selling, general and administrative expenses for the six months ended June 30, 2017 were $15.6 million compared to $14.1 million for the comparable period in 2016, an increase of 1.5 million or 10.1 percent. This increase was due primarily to expenses that vary with sales and profitability, such as warranty expense and sales commissions. Selling, general and administrative expenses as a percentage of net sales decreased slightly to 10.9 percent in the second quarter of 2017 from 11.0 percent in the second quarter of 2016.

Operating income for the six months ended June 30, 2017 increased $3.3 million or 26.4 percent compared to the comparable period in 2016 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $108 thousand during the six months ended June 30, 2017 compared to $243 thousand for the comparable period in 2016. This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio primarily due to the liquidation of marketable securities to fund a portion of the tender offer completed in the fourth quarter of 2016.

Income tax provision for the six months ended June 30, 2017 was $4.3 million compared to $3.9 million for the comparable period in 2016. Income tax provision for the second quarter of 2017 reflects an effective tax rate of 27.6 percent, compared to an effective tax rate of 30.6 percent for the comparable period in the prior year. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and favorable U.S. manufacturing deductions. The Company adopted the provisions of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This resulted in a beneficial discrete adjustment of approximately $650 thousand to the provision for income taxes in the first six months of 2017. The 2016 effective tax rate reflects certain beneficial permanent tax differences generated from life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2017 were $3.8 million compared to $2.6 million at December 31, 2016. In addition, the aggregate of short-term and long-term marketable securities was $17.8 million at June 30, 2017 compared to $9.3 million at December 31, 2016.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The following table sets forth the cash flows for the applicable periods:

	Three months ended June 30,
(in thousands)	2017	2016

Net cash provided by operating activities	$17,850	$10,778
Net cash used for investing activities	(9,497)	(13,216)
Net cash used for financing activities	$(7,138)	$(5,252)

Cash provided by operating activities for the six months ended June 30, 2017 increased approximately $7.1 million compared to the comparable period in 2016. This increase is primarily due to an increase in net income, coupled with a favorable change in working capital. The major components of the net favorable change in working capital were as follows: a favorable change of $3.2 million in inventories primarily due to the timing of shipments of finished boats; a favorable change of $2.2 million in other long-term liabilities due primarily to employee deferrals in the supplemental retirement plan; and a $2.8 million favorable change in accounts payable, due primarily to timing of payments.

Cash used for investing activities for the six months ended June 30, 2017 was approximately $9.5 million compared to $13.2 million used for investing activities for the same period in 2016. The decrease in cash used for investing activities is primarily due to increased proceeds generated from sales of marketable securities in the current period.

Cash used for financing activities for the six months ended June 30, 2017 increased approximately $1.9 million compared to the six months ended June 30, 2016 primarily due to an increase in open market share repurchases, coupled with an increase in the value of shares repurchased to fund the taxes related to vesting of restricted shares.

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

Cash Requirements

The Company currently expects that capital expenditures during 2017 will be approximately $1.8 million, of which $0.9 million has been spent through June 30, 2017.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not make a cash contribution to this plan during the first six months of 2017 and does not expect to make any contributions for the remainder of 2017.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

As of June 30, 2017, the Company has repurchased a total of 5,443,067 shares in the open market under the Company stock repurchase program and there are 2,806,933 shares that remain available for repurchase under the current authorization. There were 51,797 shares repurchased under this program during the six months ended June 30, 2017.

For our Chaparral products, Marine Products provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty on certain components to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the second subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

For our Robalo products, Marine Products provides a ten-year limited structural hull warranty and a transferable one-year limited warranty on certain components to the original owner. Warranties on additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the second subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory under contractual agreements during the six months ended June 30, 2017 and June 30, 2016.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $11.1 million as of June 30, 2017. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $16.6 million as of June 30, 2017.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $386 thousand for the six months ended June 30, 2017 and $391 thousand for the six months ended June 30, 2016.

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

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have been volatile in the years following the financial crisis of 2008. During the fourth quarter of 2016 and the first two quarters of 2017, the costs of several of these raw materials have begun to increase. In addition, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand and limited supplier capacity. As a result, it is possible the Company will incur higher materials purchase costs in 2017. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats. Furthermore, the costs of these raw materials remain volatile, and may decrease in the future.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s investment portfolio as of June 30, 2017, totaling approximately $17.8 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2016, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2016 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, June 30, 2017 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the second quarter of 2017 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
April 1, 2017 to April 30, 2017	3,997	(2)	$11.90	-	2,858,730

Month #2
May 1, 2017 to May 31, 2017	30,997		12.79	30,997	2,827,733

Month #3
June 1, 2017 to June 30, 2017	39,474	(2)	14.67	20,800	2,806,933
Totals	74,468		$13.74	-	2,806,933
(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of June 30, 2017, a total of 5,443,067 shares have been repurchased in the open market under this program and there are 2,806,933 shares that remain available for repurchase. The program does not have a predetermined expiration date.
(2)	Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: July 31, 2017	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2017	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)