Form 10-Q
period 2017-09-30
MARINE PRODUCTS CORP
filed 2017-10-31
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 20, 2017, Marine Products Corporation had 34,776,533 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(In thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
		(Note 1)
ASSETS

Cash and cash equivalents	$4,052	$2,619
Marketable securities	3,329	4,109
Accounts receivable, net of allowance for doubtful accounts of $25 in 2017 and $25 in 2016	7,438	1,087
Inventories	41,442	42,488
Income taxes receivable	995	29
Prepaid expenses and other current assets	1,466	1,823
Total current assets	58,722	52,155
Property, plant and equipment, net of accumulated depreciation of $23,996 in 2017 and $23,470 in 2016	13,742	13,334
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	10,177	5,221
Deferred income taxes	5,481	5,278
Other assets	9,197	8,766
Total assets	$101,092	$88,527

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$8,278	$5,163
Accrued expenses and other liabilities	13,625	12,239
Total current liabilities	21,903	17,402
Pension liabilities	6,466	5,614
Other long-term liabilities	57	66
Total liabilities	28,426	23,082
Common stock	3,478	3,486
Capital in excess of par value	-	-
Retained earnings	71,281	64,141
Accumulated other comprehensive loss	(2,093)	(2,182)
Total stockholders' equity	72,666	65,445
Total liabilities and stockholders' equity	$101,092	$88,527

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net sales	$59,201	$55,361	$201,725	$184,092
Cost of goods sold	45,740	43,593	157,071	145,828
Gross profit	13,461	11,768	44,654	38,264
Selling, general and administrative expenses	6,792	6,307	22,365	20,446
Operating income	6,669	5,461	22,289	17,818
Interest income	81	121	189	364
Income before income taxes	6,750	5,582	22,478	18,182
Income tax provision	2,186	1,298	6,534	5,159
Net income	$4,564	$4,284	$15,944	$13,023

Earnings per share
Basic	$0.13	$0.11	$0.46	$0.34
Diluted	$0.13	$0.11	$0.46	$0.34

Dividends paid per share	$0.07	$0.06	$0.21	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income	$4,564	$4,284	$15,944	$13,023

Other comprehensive income, net of taxes:
Pension adjustment	15	14	44	41
Unrealized gain on securities, net of reclassification adjustments	9	(76)	45	39

Comprehensive income	$4,588	$4,222	$16,033	$13,103

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2016	34,855	$3,486	$-	$64,141	$(2,182)	$65,445
Stock issued for stock incentive plans, net	201	20	2,215	—	—	2,235
Stock purchased and retired	(279)	(28)	(2,215)	(1,472)	—	(3,715)
Net income	—	—	—	15,944	—	15,944
Pension adjustment, net of taxes	—	—	—	—	44	44
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	45	45
Dividends paid	—	—	—	(7,332)	—	(7,332)
Balance, September 30, 2017	34,777	$3,478	$-	$71,281	$(2,093)	$72,666

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$15,944	$13,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,119	1,022
Gain on sale of equipment and property	(8)	(94)
Amortization of premium related to marketable securities	316	947
Stock-based compensation expense	2,235	2,142
Excess tax benefits for share-based payments	-	(134)
Deferred income tax benefit	(252)	(352)
(Increase) decrease in assets:
Accounts receivable	(6,351)	(4,784)
Inventories	1,046	(5,060)
Prepaid expenses and other current assets	357	385
Income taxes receivable	(966)	300
Other non-current assets	(431)	904
Increase (decrease) in liabilities:
Accounts payable	3,115	5,098
Accrued expenses and other liabilities	1,386	1,229
Other long-term liabilities	911	(1,039)
Net cash provided by operating activities	18,421	13,587

INVESTING ACTIVITIES
Capital expenditures	(1,527)	(1,475)
Proceeds from sale of assets	8	79
Purchases of marketable securities	(18,502)	(24,406)
Sales of marketable securities	13,010	5,482
Maturities of marketable securities	1,070	11,642
Net cash used for investing activities	(5,941)	(8,678)

FINANCING ACTIVITIES
Payment of dividends	(7,332)	(6,900)
Excess tax benefits for share-based payments	-	134
Cash paid for common stock purchased and retired	(3,715)	(947)
Net cash used for financing activities	(11,047)	(7,713)

Net increase (decrease) in cash and cash equivalents	1,433	(2,804)
Cash and cash equivalents at beginning of period	2,619	7,986
Cash and cash equivalents at end of period	$4,052	$5,182

Supplemental information:
Income tax payments, net	$7,466	$4,873

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited condensed financial statements include the accounts of Marine Products Corporation and its wholly-owned subsidiaries (“Marine Products” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Current Status of implementation:

The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company currently recognizes revenue upon delivery of products and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. As part of its preparation to adopt the standard, the Company established an initial project governance framework, selected a working group and hired a third party service provider to assist with the evaluation. The Company has completed a preliminary review of a representative sample of contracts with its customers and identified the variable consideration provisions of the new guidance as potentially having the most impact on the Company’s method of recognizing revenue. In the next phases of solution development and implementation, the Company will prepare technical accounting memorandums, draft new formal accounting policies, outline and refine required disclosures, identify new IT system requirements, as well as assess the need for additional contract reviews to ensure a representative sample of how the Company contracts with its customers has been chosen. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

OTHER PRONOUNCEMENTS:

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

	Three months ended September 30		Nine months ended September 30
(In thousands)	2017	2016	2017	2016
Net income available for stockholders:	$4,564	$4,284	$15,944	$13,023
Less: Adjustments for earnings attributable to participating securities	(136)	(134)	(498)	(421)
Net income used in calculating earnings per share	$4,428	$4,150	$15,446	$12,602

Weighted average shares outstanding (including participating securities)	34,829	38,355	34,898	38,339
Adjustment for participating securities	(1,056)	(1,201)	(1,101)	(1,263)
Shares used in calculating basic and diluted earnings per share	33,773	37,154	33,797	37,076

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2017, there were approximately 2,054,200 shares available for grant.

Stock-based compensation for the three and nine months ended September 30, 2017 and 2016 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Pre – tax cost	$874	$487	$2,235	$2,142
After tax cost	$563	$314	$1,441	$1,381

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2016	1,200,900	$6.58
Granted	202,400	13.39
Vested	(344,250)	6.93
Forfeited	(7,350)	8.62
Non-vested shares at September 30, 2017	1,051,700	7.76

The total fair value of shares vested was approximately $4,182,680 during the nine months ended September 30, 2017 and $2,560,000 during the nine months ended September 30, 2016. Excess tax benefits realized from tax compensation deductions in excess of compensation expense have been reflected as follows:

•	Approximately $672,000 for the nine months ended September 30, 2017 has been recorded as a discrete income tax provision adjustment and classified within operating activities in the consolidated statements of cash flows; and

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Approximately $134,000 for the nine months ended September 30, 2016 were credited to capital in excess of par value and classified within financing activities as an inflow in addition to being disclosed as an outflow within operating activities in the consolidated statements of cash flows.

The change in classification beginning in the first quarter of 2017 resulted from the adoption of the amendments in ASU 2016-09.

Other Information

As of September 30, 2017, total unrecognized compensation cost related to non-vested restricted shares was approximately $6,906,000. This cost is expected to be recognized over a weighted-average period of 3.5 years.

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

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net realized gain	$26	$16	$38	$30
Reclassification of net realized gains from other comprehensive income	$26	$16	$38	$30

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross unrealized gains (losses) on marketable securities are as follows:

	September 30, 2017		December 31, 2016
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$24	$(3)	$4	$(53)
Corporate Obligations	-	-	-	-
	$24	$(3)	$4	$(53)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale securities are as follows:

	September 30, 2017			December 31, 2016
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Gains	Amortized Cost Basis	Fair Value	Net Unrealized Losses
(in thousands)
Municipal Obligations	$13,485	$13,506	$21	$9,379	$9,330	$(49)
Corporate Obligations	-	-	-	-	-	-
Total	$13,485	$13,506	$21	$9,379	$9,330	$(49)

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

An analysis of the warranty accruals for the nine months ended September 30, 2017 and 2016 is as follows:

(in thousands)	2017	2016
Balance at beginning of period	$4,629	$3,405
Less: Payments made during the period	(2,013)	(2,184)
Add: Warranty provision for the period	2,561	2,357
Changes to warranty provision for prior periods	60	299
Balance at September 30	$5,237	$3,877

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory under contractual agreements during the three months ended September 30, 2017 and September 30, 2016.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $11.7 million as of September 30, 2017. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.3 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $17.0 million as of September 30, 2017.

7.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials and supplies	$24,008	$26,106
Work in process	7,950	9,007
Finished goods	9,484	7,375
Total inventories	$41,442	$42,488

9.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income tax provision for the third quarter of 2017 reflects an effective tax rate of 32.4 percent, compared to an effective tax rate of 23.3 percent for the comparable period in the prior year. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and favorable U.S. manufacturing deductions. The Company adopted the amendments of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This resulted in a detrimental discrete adjustment of $130 thousand to the provision for income taxes in the third quarter of 2017. The third quarter 2016 effective tax rate included certain beneficial discrete tax adjustments related to the implementation of state tax planning strategies that provided for the increased use of previously suspended net operating losses.

10.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest cost	$66	$68	$198	$205
Expected return on plan assets	(103)	(101)	(310)	(304)
Amortization of net losses	22	21	68	63
Net periodic benefit	$(15)	$(12)	$(44)	$(36)

The Company did not make a contribution to this plan during the nine months ended September 30, 2017.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are marked to market and totaled $5,856,000 as of September 30, 2017 and $5,547,000 as of December 31, 2016. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations. Trading gains related to the SERP assets totaled approximately $300,000 during the nine months ended September 30, 2017, compared to trading gains of $105,000 during the nine months ended September 30, 2016.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at September 30, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$13,506	$—	$13,506	$—
Corporate Obligations	—	—	—	—
	$13,506	$—	$13,506	$—
Investments measured at Net Asset Value - Trading securities	$5,856

	Fair Value Measurements at December 31, 2016 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$9,330	$—	$9,330	$—
Corporate Obligations	—	—	—	—
	$9,330	$—	$9,330	$—
Investments measured at Net Asset Value - Trading securities	$5,547

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended September 30, 2017, there were no significant transfers in or out of levels 1, 2 or 3.

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

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2016	$(2,151)	$(31)	$(2,182)
Change during the period ended September 30, 2017:
Before-tax amount	_	108	108
Tax provision	_	(38)	(38)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	44	-	44
Net realized gain (2)	-	(25)	(25)
Total activity for the period	44	45	89
Balance at September 30, 2017	$(2,107)	$14	$(2,093)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Pension Adjustment	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2015	$(1,899)	$(2)	$(1,901)
Change during the period ended September 30, 2016:
Before-tax amount	_	90	90
Tax provision	_	(32)	(32)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	41	-	41
Net realized gain (2)	-	(19)	(19)
Total activity for the period	41	39	80
Balance at September 30, 2016	$(1,858)	$37	$(1,821)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

13.	SUBSEQUENT EVENT

On October 24, 2017, the Board of Directors approved a $0.07 per share cash dividend in addition to a special dividend of $0.05 per share both payable December 11, 2017 to stockholders of record at the close of business November 10, 2017.

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

Our net sales were higher during the third quarter of 2017 compared to the third quarter of 2016 primarily due to a 5.7 percent increase in the average selling price per boat as well as an increase in accessories sales.

Operating income increased 22.1 percent during the third quarter of 2017 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to costs that vary with sales and profitability, such as incentive compensation. Dealer inventory in units as of September 30, 2017 was lower than at the end of the second quarter of 2017 but slightly higher than at the end of the third quarter of 2016 consistent with generally higher sales volume trends.

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

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2011. We believe that continued improvements in retail boat sales will be modest due to the lack of strong economic improvement, which tends to discourage consumers from purchasing large discretionary goods such as pleasure boats. Fluctuations in fuel prices can impact our sales, and during 2016 and 2017 fuel prices decreased, and have declined to some of the lowest inflation-adjusted levels recorded during the past 10 years. In general, however, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 45 percent of the Company’s unit sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2018 model year which began on July 1, 2017. We continue to emphasize the value-priced Chaparral and Robalo models, as well as the Surf Series, a new line of Chaparral models first introduced for the 2017 model year. In addition, we are experiencing a favorable consumer reception to our new for 2017 Chaparral H2O outboard boats. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. During 2017 we expanded our nationally advertised fixed retail pricing to include more of our models. We plan to continue to develop and produce additional new products for subsequent model years.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total number of boats sold	1,150	1,152	4,033	3,830
Average gross selling price per boat (in thousands)	$44.4	$42.0	$43.6	$42.5
Net sales (in thousands)	$59,201	$55,361	$201,725	$184,092
Percentage of cost of goods sold to net sales	77.3%	78.7%	77.9%	79.2%
Gross profit margin percent	22.7%	21.3%	22.1%	20.8%
Percentage of selling, general and administrative expenses to net sales	11.5%	11.4%	11.1%	11.1%
Operating income (in thousands)	$6,669	$5,461	$22,289	$17,818
Warranty expense (in thousands)	$764	$1,280	$2,621	$2,656

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Net sales for the three months ended September 30, 2017 increased $3.8 million or 6.9 percent compared to the comparable period in 2016. The change in net sales during the quarter compared to the prior year was due primarily to a 5.7 percent increase in the average selling price per boat, partially offset by 0.2 percent decrease in the number of units sold. The decrease in unit sales was due to continued weakness in industry wide sterndrive sales, partially offset by higher Robalo unit sales during the quarter as compared to the prior year, as well as increased unit sales of our Chaparral H2O boats. In the third quarter of 2017, domestic sales accounted for 93.9 percent of net sales compared to 91.5 percent of net sales in the third quarter of 2016. Domestic net sales increased 9.7 percent to $55.6 million compared to the third quarter of the prior year, while international net sales decreased 23.3 percent to $3.6 million.

Cost of goods sold for the three months ended September 30, 2017 was $45.7 million compared to $43.6 million for the comparable period in 2016, an increase of $2.1 million or 4.9 percent. Cost of goods sold decreased to 77.3 percent of net sales for the three months ended September 30, 2017 from 78.7 percent of net sales for the comparable period in 2016, primarily due to the increase in average selling prices and improved manufacturing efficiencies.

Selling, general and administrative expenses for the three months ended September 30, 2017 were $6.8 million compared to $6.3 million for the comparable period in 2016, an increase of $0.5 million or 7.7 percent. This increase was primarily due to costs that vary with sales and profitability, such as incentive compensation. Selling, general and administrative expenses as a percentage of net sales increased slightly to 11.5 percent in the third quarter of 2017 from 11.4 percent in the third quarter of 2016.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Operating income for the three months ended September 30, 2017 increased $1.2 million or 22.1 percent compared to the comparable period in 2016 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $81 thousand during the three months ended September 30, 2017 compared to $121 thousand for the comparable period in 2016. This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio primarily due to the liquidation of marketable securities to fund a portion of a tender offer for the Company’s common shares completed in the fourth quarter of 2016.

Income tax provision for the three months ended September 30, 2017 was $2.2 million compared to $1.3 million for the comparable period in 2016. Income tax provision for the third quarter of 2017 reflects an effective tax rate of 32.4 percent, compared to an effective tax rate of 23.3 percent for the comparable period in the prior year. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and favorable U.S. manufacturing deductions. The Company adopted the amendments of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This resulted in a detrimental discrete adjustment of $130 thousand to the provision for income taxes in the third quarter of 2017. The third quarter 2016 effective tax rate included certain beneficial permanent income tax differences generated from the implementation of state tax planning strategies that provided for the increased use of previously suspended net operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Net sales for the nine months ended September 30, 2017 increased $17.6 million or 9.6 percent compared to the comparable period in 2016. The change in net sales during the first nine months of 2017 compared to the prior year was due primarily to a 5.3 percent increase in the number of units sold, coupled with a 2.6 percent increase in the average selling price per boat. The increase in unit sales was due to higher Robalo unit sales during the period as compared to the prior year, as well as increased unit sales of our Chaparral H2O boats, partially offset by decreases in sales of our SunCoast outboards and Vortex jet boats. In the first nine months of 2017, domestic sales accounted for 93.8 percent of net sales compared to 90.2 percent of net sales in the comparable period of 2016. Domestic net sales increased 13.9 percent to $189.2 million compared to the prior year, while international net sales decreased 30.4 percent to $12.5 million.

Cost of goods sold for the nine months ended September 30, 2017 was $157.1 million compared to $145.8 million for the comparable period in 2016, an increase of $11.3 million or 7.7 percent. Cost of goods sold decreased to 77.9 percent of net sales for the nine months ended September 30, 2017 from 79.2 percent of net sales for the comparable period in 2016, primarily due to production efficiencies.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $22.4 million compared to $20.4 million for the comparable period in 2016, an increase of $2.0 million or 9.4 percent. This increase was due primarily to expenses that vary with sales and profitability, such as sales commissions, coupled with one-time costs associated with the retirement of an officer and director. Selling, general and administrative expenses as a percentage of net sales were 11.1 percent in both the third quarter of 2017 and the third quarter of 2016.

Operating income for the nine months ended September 30, 2017 increased $4.5 million or 25.1 percent compared to the comparable period in 2016 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $189 thousand during the nine months ended September 30, 2017 compared to $364 thousand for the comparable period in 2016. This decrease was primarily due to a decrease in the average balance of our marketable securities portfolio primarily due to the liquidation of marketable securities to fund a portion of a tender offer for the Company’s common shares completed in the fourth quarter of 2016.

Income tax provision for the nine months ended September 30, 2017 was $6.5 million compared to $5.2 million for the comparable period in 2016. Income tax provision for the first nine months of 2017 reflects an effective tax rate of 29.1 percent, compared to an effective tax rate of 28.4 percent for the comparable period in the prior year. The effective rate in both periods includes the effect of beneficial permanent income tax differences including tax-exempt interest income and favorable U.S. manufacturing deductions. The Company adopted the provisions of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This resulted in a beneficial discrete tax adjustment of approximately $672 thousand to the provision for income taxes in the first nine months of 2017. The 2016 effective tax rate reflects certain beneficial discrete differences generated from life insurance proceeds and state tax planning strategies.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2017 were $4.1 million and the aggregate of short-term and long-term marketable securities was $13.5 million.

The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2017	2016

Net cash provided by operating activities	$18,421	$13,587
Net cash used for investing activities	(5,941)	(8,678)
Net cash used for financing activities	$(11,047)	$(7,713)

Cash provided by operating activities for the nine months ended September 30, 2017 increased approximately $4.8 million compared to the comparable period in 2016. This increase is primarily due to an increase in net income, coupled with a favorable change in working capital. The major components of the net favorable change in working capital were as follows: a favorable change of $6.1 million in inventories primarily due to the timing of shipments of finished boats; a favorable change of $2.0 million in other long-term liabilities due primarily to employee deferrals into the supplemental retirement plan; an unfavorable charge of $1.6 million in accounts receivable, due primarily to timing of receipts; and a $2.0 million unfavorable change in accounts payable, due primarily to timing of payments.

Cash used for investing activities for the nine months ended September 30, 2017 was approximately $5.9 million compared to $8.7 million used for investing activities for the same period in 2016. The decrease in cash used for investing activities is primarily due to increased proceeds generated from sales of marketable securities in the current year.

Cash used for financing activities for the nine months ended September 30, 2017 increased approximately $3.3 million compared to the nine months ended September 30, 2016 primarily due to an increase in open market share repurchases, coupled with an increase in the value of shares repurchased to fund the taxes related to vesting of restricted shares and increased dividends.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2017 will be approximately $2.3 million, of which $1.5 million has been spent through September 30, 2017.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not make a cash contribution to this plan during the first nine months of 2017 and does not expect to make any contributions for the remainder of 2017.

As of September 30, 2017, the Company has repurchased a total of 5,543,472 shares in the open market under the Company stock repurchase program and there are 2,706,528 shares that remain available for repurchase under the current authorization. There were 152,202 shares repurchased under this program during the nine months ended September 30, 2017.

On October 24, 2017, the Board of Directors declared a $0.07 per share cash dividend in addition to a special dividend of $0.05 per share both payable December 11, 2017 to stockholders of record at the close of business November 10, 2017. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory under contractual agreements during the nine months ended September 30, 2017 and September 30, 2016.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $11.7 million as of September 30, 2017. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.3 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $17.0 million as of September 30, 2017.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $630 thousand for the nine months ended September 30, 2017 and $559 thousand for the nine months ended September 30, 2016.

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

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have been volatile in the years following the financial crisis of 2008. During the fourth quarter of 2016 and the first three quarters of 2017, the costs of several of these raw materials have increased. In addition, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand and limited supplier capacity. As a result, it is possible the Company will incur higher materials purchase costs for the remainder of 2017. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats. Furthermore, the costs of these raw materials remain volatile, and may decrease in the future.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the expected effect of recent accounting pronouncements on the Company’s consolidated financial statements; the Company’s estimate for warranty accruals; our belief that recreational boating retail demand in many segments of the industry is improving; our belief that there is improved demand from consumers who have delayed purchasing a boat over the past few years due to economic uncertainty; our belief that improvements in retail boat sales will be modest due to the lack of economic improvement; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the value-priced Chaparral and Robalo models as well as the Surf Series; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; our plans to continue to develop and produce additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2017; the Company’s expectation about contributions to its pension plan in 2017; the Company’s belief about the amount and timing of inventory repurchases; the Company’s belief that it is possible that it will incur higher material purchase costs during the remainder of 2017; the Company’s belief that these higher costs could negatively affect its profit margins; the Company’s expectation regarding market risk of its investment portfolio; and the Company’s expectations about the effect of litigation on the Company’s financial position or results of operations.

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

The Company’s investment portfolio as of September 30, 2017, totaling approximately $13.5 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2016, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2016 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2017 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A.	RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the third quarter of 2017 are outlined below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
July 1, 2017 to July 31, 2017	16,000	$14.49	16,000	2,790,933

Month #2
August 1, 2017 to August 31, 2017	64,864	14.62	64,864	2,726,069

Month #3
September 1, 2017 to September 30, 2017	19,541	14.80	19,541	2,706,528
Totals	100,405	$14.63	100,405	2,706,528

(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of September 30, 2017, a total of 5,543,472 shares have been repurchased in the open market under this program and there are 2,706,528 shares that remain available for repurchase. The program does not have a predetermined expiration date.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit Number	Description

3.1(a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on December 8, 2000).

3.1(b)	Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 9, 2005).

3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2015).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on December 8, 2000).

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: October 31, 2017	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 31, 2017	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

