Form 10-Q
period 2018-03-31
MARINE PRODUCTS CORP
filed 2018-04-30
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 20, 2018, Marine Products Corporation had 34,565,922 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(In thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017
		(Note 1)
ASSETS

Cash and cash equivalents	$9,929	$7,684
Marketable securities	3,277	2,636
Accounts receivable, net of allowance for doubtful accounts of $25 in 2018 and $25 in 2017	7,812	3,051
Inventories	44,040	38,006
Income taxes receivable	1,120	714
Prepaid expenses and other current assets	1,312	2,096
Total current assets	67,490	54,187
Property, plant and equipment, net of accumulated depreciation of $24,813 in 2018 and $24,395 in 2017	14,110	14,218
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	8,235	10,395
Deferred income taxes	3,505	3,649
Other assets	9,680	9,678
Total assets	$106,793	$95,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$12,998	$5,362
Accrued expenses and other liabilities	15,561	13,999
Total current liabilities	28,559	19,361
Pension liabilities	6,616	6,732
Other long-term liabilities	263	203
Total liabilities	35,438	26,296
Common stock	3,457	3,457
Capital in excess of par value	-	-
Retained earnings	69,852	68,127
Accumulated other comprehensive loss	(1,954)	(1,980)
Total stockholders' equity	71,355	69,604
Total liabilities and stockholders' equity	$106,793	$95,900

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017

Net sales	$77,536	$71,040
Cost of goods sold	59,885	56,134
Gross profit	17,651	14,906
Selling, general and administrative expenses	8,618	8,008
Operating income	9,033	6,898
Interest income	33	51
Income before income taxes	9,066	6,949
Income tax provision	1,457	1,688
Net income	$7,609	$5,261

Earnings per share
Basic	$0.22	$0.15
Diluted	$0.22	$0.15

Dividends paid per share	$0.10	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017

Net income	$7,609	$5,261

Other comprehensive income, net of taxes:
Pension adjustment	19	15
Unrealized gain on debt securities, net of reclassification adjustments	7	22

Comprehensive income	$7,635	$5,298

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2017	34,572	$3,457	$-	$68,127	$(1,980)	$69,604
Stock issued for stock incentive plans, net	194	20	496	—	—	516
Stock purchased and retired	(200)	(20)	(496)	(2,419)	—	(2,935)
Net income	—	—	—	7,609	—	7,609
Pension adjustment, net of taxes	—	—	—	—	19	19
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	7	7
Dividends paid	—	—	—	(3,465)	—	(3,465)

Balance, March 31, 2018	34,566	$3,457	$-	$69,852	$(1,954)	$71,355

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$7,609	$5,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	359
Gain on sale of equipment and property	-	(8)
Amortization of premium related to marketable securities	87	64
Stock-based compensation expense	516	508
Deferred income tax provision	129	276
(Increase) decrease in assets:
Accounts receivable	(4,761)	(7,429)
Inventories	(6,034)	3,920
Prepaid expenses and other current assets	784	689
Income taxes receivable	(406)	(923)
Other non-current assets	(2)	(111)
Increase (decrease) in liabilities:
Accounts payable	7,636	5,145
Accrued expenses and other liabilities	1,562	2,232
Other long-term liabilities	(27)	67
Net cash provided by operating activities	7,510	10,050

INVESTING ACTIVITIES
Capital expenditures	(309)	(318)
Proceeds from sale of assets	-	8
Purchases of marketable securities	(3,581)	(4,262)
Sales of marketable securities	4,675	2,389
Maturities of marketable securities	350	-
Net cash provided by (used for) investing activities	1,135	(2,183)

FINANCING ACTIVITIES
Payment of dividends	(3,465)	(2,436)
Cash paid for common stock purchased and retired	(2,935)	(1,223)
Net cash used for financing activities	(6,400)	(3,659)

Net increase in cash and cash equivalents	2,245	4,208
Cash and cash equivalents at beginning of period	7,684	2,619
Cash and cash equivalents at end of period	$9,929	$6,827

Supplemental information:
Income tax payments, net	$1,556	$2,362

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	RECENT ACCOUNTING STANDARDS:

Recently Adopted Accounting Standards:

•	Accounting Standards Update (ASU) No. 2014-09, Revenue from Contacts with Customers (Topic 606): On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method, with no cumulative-effect adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. See “Net sales” in the Notes to Consolidated Financial Statements for expanded disclosures.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The Company adopted these provisions in the first quarter of 2018 and the adoption did not have a material impact on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted these provisions in the first quarter of 2018 and will present cash flow statements in conformity with these provisions when such issues arise. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted these provisions in the first quarter of 2018, and the adoption did not have a material impact on its consolidated financial statements.

•	ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions as it completes future acquisitions. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

•	ASU No. 2017-09 —Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions are applicable when there are changes to the terms or conditions of a share-based payment award. The amendments require an entity to apply modification accounting for the effects of changes to the terms and conditions of a share-based payment award unless certain conditions including fair value, vesting conditions and classification are met. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions if changes to the terms or conditions of a share-based payment award are made. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2019:

•	ASU No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The provisions require additional disclosures including a description of the accounting policy for releasing income tax effects from AOCI, the election, if made, to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

To be adopted in 2020 and later:

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration to be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective starting in the first quarter of 2019 with early application permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

3.	NET SALES

Accounting Policy:

MPC’s contract revenues are generated principally from selling: (1) fiberglass motorized boats and accessories and (2) parts to independent dealers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occur with the transfer of title of our boats, accessories, and parts to our dealers. Net sale is measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties (see Note 7). Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold.

Nature of goods:

MPC’s performance obligations within its contracts consists of: (1) boats and accessories and (2) parts. The Company transfers control and recognizes revenue on the satisfaction of its performance obligations (point in time) as follows:

•	Boats and accessories (domestic sales) – upon delivery and acceptance by the dealer

•	Boats and accessories (international sales) – upon delivery to shipping port

•	Parts – upon shipment/delivery to carrier

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Payment terms:

For most domestic customers, MPC manufactures and delivers boats and accessories and parts ahead of payment - i.e., MPC has fulfilled its performance obligations prior to submitting an invoice to the dealer. MPC invoices the customer when the products are delivered and receives the related compensation, typically within seven to ten business days after invoicing. For some domestic customers and all international customers, MPC requires payment prior to transferring control of the goods. These amounts are classified as deferred revenue and recognized when control has transferred, which generally occurs within three months of receiving the payment.

When the Company enters into contracts with its customers, it generally expects there to be no significant timing difference between the date the goods have been delivered to the customer (satisfaction of the performance obligation) and the date cash consideration is received. Accordingly, there is no financing component to the Company’s arrangements with its customers.

Significant judgments:

Determining the transaction price

The transaction price for MPC’s boats and accessories is the invoice price adjusted for dealer incentives. The Company utilizes the expected value method to estimate the variable consideration related to dealer incentives. Key inputs and assumptions in determining variable consideration includes:

•	Inputs: Current model year boat sales, total potential program incentive percentage, prior model year results of dealer incentive activity (i.e. incentive earned as a percentage of total incentive potential)

•	Assumption: Current model year incentive activity will closely reflect prior model year actual results, adjusted as necessary for dealer purchasing trends or economic factors

Other

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Boats and accessories	$76,655	$70,126
Parts	881	914
Net sales	$77,536	$71,040

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Domestic	$71,546	$67,221
International	5,990	3,819
Net sales	$77,536	$71,040

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Products transferred at a point in time	$77,536	$71,040
Products transferred over time	-	-
Net sales	$77,536	$71,040

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Deferred revenue	$1,315	$864	$614	$416

Substantially all of the amounts of deferred revenue as of December 31, 2017 and December 31, 2016 were recognized as sales during the three months ended March 31, 2018 and March 31, 2017, when control transferred.

4.	EARNINGS PER SHARE

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended March 31,
(In thousands)	2018	2017
Net income available for stockholders:	$7,609	$5,261
Less: Adjustments for earnings attributable to participating securities	(212)	(163)
Net income used in calculating earnings per share	$7,397	$5,098

Weighted average shares outstanding (including participating securities)	34,607	34,931
Adjustment for participating securities	(986)	(1,145)
Shares used in calculating basic and diluted earnings per share	33,621	33,786

5.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2018, there were approximately 1,869,100 shares available for grant.

Stock-based compensation for the three months ended March 31, 2018 and 2017 were as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Pre – tax cost	$516	$508
After tax cost	$402	$328

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2017	1,040,800	$7.76
Granted	193,500	13.97
Vested	(271,790)	6.40
Forfeited	-	-
Non-vested shares at March 31, 2018	962,510	$9.39

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total fair value of shares vested was approximately $4,121,000 during the three months ended March 31, 2018 and approximately $3,165,000 during the three months ended March 31, 2017.

Other Information

As of March 31, 2018, total unrecognized compensation cost related to non-vested restricted shares was approximately $8,646,000. This cost is expected to be recognized over a weighted-average period of 3.9 years.

For the three months ended March 31, 2018 approximately $545,000 of excess tax benefit for stock based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $580,000 as of March 31, 2017.

6.	MARKETABLE SECURITIES

Marine Products’ marketable securities are held with a large, well-capitalized financial institution. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale debt securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale debt securities are included in interest income.

The net realized gains and the reclassification of net realized gains from other comprehensive income are as follows:

	Three months ended
	March 31,
(in thousands)	2018	2017
Net realized (loss) gain	$(19)	$10
Reclassification of net realized (losses) gains from other comprehensive income	$(19)	$10

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross unrealized gains (losses) on marketable securities are as follows:

	March 31, 2018		December 31, 2017
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$-	$(56)	$-	$(70)
Corporate Obligations	-	(2)	-	-
	$-	$(58)	$-	$(70)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale debt securities are as follows:

	March 31, 2018			December 31, 2017
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Losses	Amortized Cost Basis	Fair Value	Net Unrealized Losses
(in thousands)
Municipal Obligations	$9,820	$9,764	$(56)	$13,101	$13,031	$(70)
Corporate Obligations	1,750	1,748	(2)	-	-	-
Total	$11,570	$11,512	$(58)	$13,101	$13,031	$(70)

Municipal obligations consist primarily of municipal notes rated AA- or higher ranging in maturity from less than one year to over 20 years. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2019 and 2047.

7.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs

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

An analysis of the warranty accruals for the three months ended March 31, 2018 and 2017 is as follows:

(in thousands)	2018	2017
Balance at beginning of period	$5,373	$4,629
Less: Payments made during the period	(689)	(608)
Add: Warranty provision for the period	981	872
Changes to warranty provision for prior periods	38	51
Balance at March 31	$5,703	$4,944

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory under contractual agreements during the three months ended March 31, 2018 and March 31, 2017.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $12.9 million as of March 31, 2018. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $20.4 million as of March 31, 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials and supplies	$22,922	$20,116
Work in process	10,450	8,300
Finished goods	10,668	9,590
Total inventories	$44,040	$38,006

10.	INCOME TAXES

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

Income tax provision for the first quarter of 2018 reflects an effective tax rate of 16.1 percent, compared to an effective tax rate of 24.3 percent for the comparable period in the prior year. The decrease in effective rate is primarily due to the corporate income tax rate reduction from the recently enacted Tax Cuts and Jobs Act (“the Act”). The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and beneficial discrete adjustments related to the vesting of restricted stock awarded to employees. The effective tax rate for the first quarter of 2017 also included certain beneficial permanent tax differences generated from the implementation of state tax planning that provided for the increased use of previously suspended net operating losses.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 1, 2018, the Company implemented the provisions of the Act and recorded adjustments relating to changes in tax rates on deferred tax assets and liabilities during the year ended December 31, 2017. The Company is currently analyzing additional information related to its accounting for the income tax effects of the Act as it pertains to the deduction for executive compensation, including the impact for compensation that is paid pursuant to a binding contract that would have been deductible under the prior rules. Due to the complexity of this provision, additional time is needed to further analyze our executive compensation program, exceptions under the binding contract rule, and the impact of vesting of restricted stock grants, dividends, and bonuses. We expect to complete the accounting for tax reform with the completion of our 2017 Federal income tax return, which is expected to be complete by the third quarter of 2018.

11.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended March 31,
	2018	2017
Interest cost	$63	$66
Expected return on plan assets	(125)	(104)
Amortization of net losses	20	23
Net periodic benefit (credit)	$(42)	$(15)

The Company did not make a contribution to this plan during the three months ended March 31, 2018.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are marked to market and totaled $5,944,000 as of March 31, 2018 and $6,031,000 as of December 31, 2017. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading losses related to the SERP assets totaled approximately $92,000 during the three months ended March 31, 2018, compared to trading gains of $88,000 during the three months ended March 31, 2017.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at March 31, 2018 with:

(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$9,764	$—	$9,764	$—
Corporate Obligations	1,748	—	1,748	—
	$11,512	$—	$11,512	$—
Investments measured at Net Asset Value - Trading securities	$5,944

	Fair Value Measurements at December 31, 2017 with:

(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$13,031	$—	$13,031	$—
Corporate Obligations	—	—	—	—
	$13,031	$—	$13,031	$—
Investments measured at Net Asset Value - Trading securities	$6,031

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment		Unrealized Gain On Securities	Total
Balance at December 31, 2017	$(1,936)		$(44)	$(1,980)
Change during the period ended March 31, 2018:
Before-tax amount		_	(10)	(10)
Tax provision		_	2	2
Reclassification adjustment, net of taxes
Amortization of net loss (1)	19		-	19
Net realized loss (2)	-		15	15
Total activity for the period	19		7	26
Balance at March 31, 2018	$(1,917)		$(37)	$(1,954)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

(in thousands)	Pension Adjustment		Unrealized Gain On Securities	Total
Balance at December 31, 2016	$(2,151)		$(31)	$(2,182)
Change during the period ended March 31, 2017:
Before-tax amount		_	45	45
Tax provision		_	(16)	(16)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	15		-	15
Net realized (gain) (2)	-		(7)	(7)
Total activity for the period	15		22	37
Balance at March 31, 2017	$(2,136)		$(9)	$(2,145)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	SUBSEQUENT EVENT

On April 24, 2018, the Board of Directors approved a $0.10 per share cash dividend payable June 11, 2018 to stockholders of record at the close of business May 10, 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marine Products Corporation, through our wholly owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets. Many of these dealers finance their inventory through third-party floorplan lenders, who pay Marine Products generally within twelve days after delivery of the products to the dealers.

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

Our net sales were higher during the first quarter of 2018 compared to the fourth quarter of 2017 and the first quarter of 2017 primarily due to an increase in average selling prices, including sales of our Surf Series models.

Operating income increased 31.0 percent during the first quarter of 2018 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher incentive compensation consistent with improved operating results. Dealer inventory in units as of March 31, 2018 was higher than at the end of the fourth quarter of 2017 and at the end of the first quarter of 2017, but appropriate to the level of dealer demand as we enter the strongest part of the retail selling season.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion of the outlook for 2018 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

We believe that recreational boating retail demand in many segments of the industry continue to be strong. Attendance and sales during the 2018 winter boat shows were moderately higher than the 2017 winter boat show season, residential real estate markets have improved, consumer confidence have stabilized, and fuel prices have declined. A potential impediment to improving boat sales, however, is the increase in market interest rates. Since most consumers finance their boat purchases, higher interest rates increase the cost of boat ownership.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2011. We believe retail boat sales will continue to improve due to a growing U.S. economy. Fluctuations in fuel prices can impact our industry, although they were relatively stable in 2017 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 37 percent of the Company’s unit sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2018 model year which began on July 1, 2017. We continue to emphasize the larger Chaparral and Robalo models, as well as the Surf Series, a line of Chaparral models first introduced for the 2017 model year. In addition, we are experiencing a favorable consumer reception to our Chaparral H2O outboard boats. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. During 2017 we expanded our nationally advertised fixed retail pricing to include more of our models. We plan to continue to develop and produce additional new products for subsequent model years. Marine Products expects to benefit from the Tax Cuts and Jobs Act (“Tax Reform”) enacted during the fourth quarter of 2017. Marine Products Corporation estimates that its annual effective tax rate for 2018 will be in the low 20 percent range compared to 35.6 percent for 2017. Since Marine Products believes that it will generate continued positive financial results, the Company will benefit from this lower income tax rate through increased net earnings in 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Our financial results for the full year of 2018 will depend on a number of factors, including, but not limited to, interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel prices, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of labor and certain of our raw materials and key components.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Total number of boats sold	1,483	1,491
Average gross selling price per boat (in thousands)	$45.8	$41.8
Net sales (in thousands)	$77,536	$71,040
Percentage of cost of goods sold to net sales	77.2%	79.0%
Gross profit margin percent	22.8%	21.0%
Percentage of selling, general and administrative expenses to net sales	11.1%	11.3%
Operating income (in thousands)	$9,033	$6,898
Warranty expense (in thousands)	$1,019	$923

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Net sales for the three months ended March 31, 2018 increased $6.5 million or 9.1 percent compared to the same period in 2017. The change in net sales during the quarter compared to the prior year was due primarily to a 9.6 percent increase in the average selling price per boat, partially offset by a 0.5 percent decrease in the number of units sold. The increase in average selling price per boat was due to a model mix which included larger boats, and sales of our new Surf Series models, partially offset by a decrease in unit sale of our Vortex jet boats. In the first quarter of 2018, net sales outside of the United States accounted for 7.7 percent of net sales compared to 5.4 percent of net sales in the first quarter of 2017. Domestic net sales increased 6.4 percent to $71.5 million and international sales increased 56.8 percent to $6.0 million compared to the first quarter of the prior year.

Cost of goods sold for the three months ended March 31, 2018 was $59.9 million compared to $56.1 million for the comparable period in 2017, an increase of $3.8 million or 6.7 percent. Cost of goods sold decreased to 77.2 percent of net sales for the three months ended March 31, 2018 from 79.0 percent of net sales for the comparable period in 2017, primarily due to model mix.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended March 31, 2018 were $8.6 million compared to $8.0 million for the comparable period in 2017, an increase of $0.6 million or 7.6 percent. This increase was primarily due to expenses that vary with sales and profitability, such as incentive compensation. Selling, general and administrative expenses as a percentage of net sales decreased slightly to 11.1 percent in the first quarter of 2018 from 11.3 percent in the first quarter of 2017.

Operating income for the three months ended March 31, 2018 increased $2.1 million or 31.0 percent compared to the same period in 2017 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $33 thousand during the three months ended March 31, 2018 compared to $51 thousand for the comparable period in 2017.

Income tax provision for the first quarter of 2018 reflects an effective tax rate of 16.1 percent, compared to an effective tax rate of 24.3 percent for the comparable period in the prior year. The decrease in effective rate is primarily due to the corporate income tax rate reduction from the Tax Cuts and Jobs Act. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and beneficial discrete adjustments related to the vesting of restricted stock awarded to employees. The effective tax rate for the first quarter of 2017 also included certain beneficial permanent tax differences generated from the implementation of state tax planning that provided for the increased use of previously suspended net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2018 were $9.9 million compared to $7.7 million at December 31, 2017. In addition, the aggregate of short-term and long-term marketable securities was $11.5 million at March 31, 2018 compared to $13.0 million at December 31, 2017.

The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2018	2017

Net cash provided by operating activities	$7,510	$10,050
Net cash provided by (used for) investing activities	1,135	(2,183)
Net cash used for financing activities	$(6,400)	$(3,659)

Cash provided by operating activities for the three months ended March 31, 2018 decreased approximately $2.5 million compared to the comparable period in 2017. This decrease is primarily due to an unfavorable change in working capital, as described in more detail below, partially offset by an increase in net income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The major components of the net unfavorable change in working capital were as follows: an unfavorable change of $10.0 million in inventories primarily due to the timing of shipments of finished boats, coupled with higher levels to support increased production; a favorable change of $2.7 million in accounts receivable primarily due to the timing of collections; and a $2.5 million favorable change in accounts payable, due primarily to timing of payments.

Cash provided by investing activities for the three months ended March 31, 2018 was approximately $1.1 million compared to $2.2 million used for investing activities for the same period in 2017. The increase in provided by investing activities is primarily due to increased net sales of marketable securities in the current period.

Cash used for financing activities for the three months ended March 31, 2018 increased approximately $2.7 million compared to the three months ended March 31, 2017 primarily due to a 42.9 percent increase in the quarterly common stock dividend paid, coupled with an increase in open market share repurchases in the first quarter of 2018.

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

Cash Requirements

The Company currently expects that capital expenditures during 2018 will be approximately $2.1 million, of which $0.3 million has been spent through March 31, 2018.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). On April 10, 2018 the company made a cash contribution of $770 thousand to this plan.

As of March 31, 2018, the Company has repurchased a total of 5,847,089 shares in the open market under the Company stock repurchase program and there are 2,402,911 shares that remain available for repurchase under the current authorization. There were 110,141 shares repurchased under this program during the three months ended March 31, 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory under contractual agreements during the three months ended March 31, 2018 and March 31, 2017.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $12.9 million as of March 31, 2018. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $20.4 million as of March 31, 2018.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $241 thousand for the three months ended March 31, 2018 and $195 thousand for the three months ended March 31, 2017.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During 2017, the costs of several of these raw materials increased slightly. In addition, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand and limited supplier capacity. As a result, it is possible the Company will incur higher materials purchase costs for the remainder of 2018. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats. Furthermore, the costs of these raw materials remain volatile, and may decrease in the future.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s expectation that higher costs of materials could negatively affect its profit margins; the Company’s belief that recreational boating retail demand in many segments of the industry is improving; our belief that a potential impediment to improving boat sales, is the increase in inflation in the general economy and market interest rates; the Company’s belief that retail boat sales will continue to improve due to improving consumer confidence and a growing U.S. economy; the Company’s belief that fluctuations in fuel prices have not recently impacted sales; the Company’s belief that its participation in a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats has benefited the Company; the Company’s plans to continue to emphasize the value-priced Chaparral and Robalo models as well as the Surf Series, and new larger SSX models; the Company’s belief that newer boat models, including the Chaparral H2O outboard boats, will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s plans to continue to develop and additional new products for subsequent model years; the Company’s belief that it will benefit from Tax Reform; the Company’s belief that the annual effective tax rate for 2018 will be in the low 20 percent range; the Company’s belief that it will generate continued positive financial results; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2018; and the Company’s expectation regarding market risk of its investment portfolio.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations; the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive; and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The Company does not undertake to update its forward-looking statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not utilize financial instruments for trading purposes and, as of March 31, 2018, did not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of March 31, 2018, the Company’s investment portfolio, totaling approximately $11.5 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2017, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2017 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, March 31, 2018 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the first quarter of 2018 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
January 1, 2018 to January 31, 2018	89,594	(2)	$15.11	-	2,513,052

Month #2
February 1, 2018 to February 28, 2018	67,074		14.26	67,074	2,445,978

Month #3
March 1, 2018 to March 31, 2018	43,067		14.48	43,067	2,402,911
Totals	199,735		$14.69	110,141	2,402,911

(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of March 31, 2018, a total of 5,847,089 shares have been repurchased in the open market under this program and there are 2,402,911 shares that remain available for repurchase. The program does not have a predetermined expiration date.

(2)	Represents shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: April 30, 2018	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: April 30, 2018	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

