Form 10-Q
period 2018-06-30
MARINE PRODUCTS CORP
filed 2018-07-31
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 20, 2018, Marine Products Corporation had 34,548,046 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(In thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS		(Note 1)

Cash and cash equivalents	$9,505	$7,684
Marketable securities	5,996	2,636
Accounts receivable, net of allowance for doubtful accounts of $25 in 2018 and $25 in 2017	8,522	3,051
Inventories	44,931	38,006
Income taxes receivable	217	714
Prepaid expenses and other current assets	1,493	2,096
Total current assets	70,664	54,187
Property, plant and equipment, net of accumulated depreciation of $25,244 in 2018 and $24,395 in 2017	14,090	14,218
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	12,356	10,395
Deferred income taxes	3,376	3,649
Other assets	10,674	9,678
Total assets	$114,933	$95,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$14,606	$5,362
Accrued expenses and other liabilities	15,729	13,999
Total current liabilities	30,335	19,361
Pension liabilities	7,084	6,732
Other long-term liabilities	343	203
Total liabilities	37,762	26,296
Common stock	3,455	3,457
Capital in excess of par value	-	-
Retained earnings	75,646	68,127
Accumulated other comprehensive loss	(1,930)	(1,980)
Total stockholders' equity	77,171	69,604
Total liabilities and stockholders' equity	$114,933	$95,900

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net sales	$87,006	$71,484	$164,542	$142,524
Cost of goods sold	67,534	55,197	127,419	111,331
Gross profit	19,472	16,287	37,123	31,193
Selling, general and administrative expenses	8,321	7,565	16,939	15,573
Operating income	11,151	8,722	20,184	15,620
Interest income	85	57	118	108
Income before income taxes	11,236	8,779	20,302	15,728
Income tax provision	2,246	2,660	3,703	4,348
Net income	$8,990	$6,119	$16,599	$11,380

Earnings per share
Basic	$0.26	$0.18	$0.48	$0.33
Diluted	$0.26	$0.18	$0.48	$0.33

Dividends paid per share	$0.10	$0.07	$0.20	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income	$8,990	$6,119	$16,599	$11,380

Other comprehensive income, net of taxes:
Pension adjustment	15	14	34	29
Unrealized gain on securities, net of reclassification adjustments	9	14	16	36

Comprehensive income	$9,014	$6,147	$16,649	$11,445

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In thousands)

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2017	34,572	$3,457	$-	$68,127	$(1,980)	$69,604
Stock issued for stock incentive plans, net	193	19	1,025	—	—	1,044
Stock purchased and retired	(217)	(21)	(1,025)	(2,160)	—	(3,206)
Net income	—	—	—	16,599	—	16,599
Pension adjustment, net of taxes	—	—	—	—	34	34
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	16	16
Dividends paid	—	—	—	(6,920)	—	(6,920)

Balance, June 30, 2018	34,548	$3,455	$-	$75,646	$(1,930)	$77,171

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$16,599	$11,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	849	730
Gain on sale of equipment and property	-	(8)
Amortization of premium related to marketable securities	152	189
Stock-based compensation expense	1,044	1,361
Deferred income tax provision	253	73
(Increase) decrease in assets:
Accounts receivable	(5,471)	(4,120)
Inventories	(6,925)	1,267
Prepaid expenses and other current assets	603	194
Income taxes receivable	497	(1,250)
Other non-current assets	(996)	(304)
Increase in liabilities:
Accounts payable	9,244	5,189
Accrued expenses and other liabilities	1,730	2,119
Other long-term liabilities	537	1,030
Net cash provided by operating activities	18,116	17,850

INVESTING ACTIVITIES
Capital expenditures	(721)	(914)
Proceeds from sale of assets	-	8
Purchases of marketable securities	(12,350)	(17,264)
Sales of marketable securities	5,714	7,603
Maturities of marketable securities	1,188	1,070
Net cash used for investing activities	(6,169)	(9,497)

FINANCING ACTIVITIES
Payment of dividends	(6,920)	(4,892)
Cash paid for common stock purchased and retired	(3,206)	(2,246)
Net cash used for financing activities	(10,126)	(7,138)

Net increase in cash and cash equivalents	1,821	1,215
Cash and cash equivalents at beginning of period	7,684	2,619
Cash and cash equivalents at end of period	$9,505	$3,834

Supplemental information:
Income tax payments, net	$2,709	$5,436

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

2.	RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards:

•	Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606): On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method, with no cumulative-effect adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. See “Net sales” in the Notes to Consolidated Financial Statements for expanded disclosures.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The Company adopted these provisions in the first quarter of 2018 and the adoption did not have a material impact on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted these provisions in the first quarter of 2018 and will present cash flow statements in conformity with these provisions when such issues arise. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted these provisions in the first quarter of 2018, and the adoption did not have a material impact on its consolidated financial statements.

•	ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions as it completes future acquisitions. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

•	ASU No. 2017-09 —Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions are applicable when there are changes to the terms or conditions of a share-based payment award. The amendments require an entity to apply modification accounting for the effects of changes to the terms and conditions of a share-based payment award unless certain conditions including fair value, vesting conditions and classification are met. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions if changes to the terms or conditions of a share-based payment award are made. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2019:

•	ASU No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to certain adjustments including initial direct costs and lessor provided incentives. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. As part of its preparation to adopt the standard, the Company has established an initial project governance framework, selected a working group and hired a third party service provider to assist with the implementation. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures, including the increase in the assets and liabilities on its balance sheet and the impact on its current lease portfolio from a lessee perspective.

•	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective starting in the first quarter of 2019 with early application permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective starting in the second quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The amendments are effective starting in the first quarter of 2019. The Company currently does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

To be adopted in 2020 and later:

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration to be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	NET SALES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Boats and accessories	$85,697	$70,219	$162,352	$140,345
Parts	1,309	1,265	2,190	2,179
Net sales	$87,006	$71,484	$164,542	$142,524

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Domestic	$77,752	$66,397	$149,298	$133,618
International	9,254	5,087	15,244	8,906
Net sales	$87,006	$71,484	$164,542	$142,524

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Products transferred at a point in time	$87,006	$71,484	$164,542	$142,524
Products transferred over time	-	-	-	-
Net sales	$87,006	$71,484	$164,542	$142,524

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Deferred revenue	$638	$864	$330	$416

Substantially all of the amounts of deferred revenue as of December 31, 2017 and December 31, 2016 were recognized as sales during the following quarter, when control transferred.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. The following table shows the restricted shares of common stock (participating securities) outstanding and a reconciliation of outstanding weighted average shares:

	Three months ended June 30		Six months ended June 30
(In thousands)	2018	2017	2018	2017
Net income available for stockholders:	$8,990	$6,119	$16,599	$11,380
Less: Adjustments for earnings attributable to participating securities	(246)	(203)	(465)	(368)
Net income used in calculating earnings per share	$8,744	$5,916	$16,134	$11,012

Weighted average shares outstanding (including participating securities)	34,561	34,936	34,584	34,934
Adjustment for participating securities	(953)	(1,116)	(995)	(1,151)
Shares used in calculating basic and diluted earnings per share	33,608	33,820	33,589	33,783

5.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2018, there were approximately 1,869,900 shares available for grant.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for the three and six months ended June 30, 2018 and 2017 were as follows:

Restricted Stock

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Pre – tax cost	$528	$853	$1,044	$1,361
After tax cost	$411	$550	$814	$878

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2017	1,040,800	$7.76
Granted	193,500	13.97
Vested	(283,790)	6.45
Forfeited	(800)	5.77
Non-vested shares at June 30, 2018	949,710	$9.41

The total fair value of shares vested was approximately $4,289,000 during the six months ended June 30, 2018 and approximately $4,183,000 during the six months ended June 30, 2017.

Other Information

As of June 30, 2018, total unrecognized compensation cost related to non-vested restricted shares was approximately $8,118,000. This cost is expected to be recognized over a weighted-average period of 3.7 years.

For the six months ended June 30, 2018, approximately $583,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $650,000 as of June 30, 2017.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The net realized (losses) gains and the reclassification of net realized (losses) gains from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net realized (loss) gain	$(1)	$2	$(20)	$12
Reclassification of net realized gains from other comprehensive income	$(1)	$2	$(20)	$12

Gross unrealized gains (losses) on marketable securities are as follows:

	June 30, 2018		December 31, 2017
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$3	$(40)	$-	$(70)
Corporate Obligations	2	(10)	-	-
	$5	$(50)	$-	$(70)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale debt securities are as follows:

	June 30, 2018			December 31, 2017
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Losses	Amortized Cost Basis	Fair Value	Net Unrealized Losses
(in thousands)
Municipal Obligations	$9,651	$9,614	$(37)	$13,101	$13,031	$(70)
Corporate Obligations	8,746	8,738	(8)	-	-	-
Total	$18,397	$18,352	$(45)	$13,101	$13,031	$(70)

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

Warranty Costs:

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the warranty accruals for the six months ended June 30, 2018 and 2017 is as follows:

(in thousands)	2018	2017
Balance at beginning of period	$5,373	$4,629
Less: Payments made during the period	(1,945)	(1,345)
Add: Warranty provision for the period	2,093	1,796
Changes to warranty provision for prior periods	52	60
Balance at June 30	$5,573	$5,140

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory under contractual agreements during the six months ended June 30, 2018 and June 30, 2017.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $13.8 million as of June 30, 2018. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $19.2 million as of June 30, 2018.

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

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials and supplies	$27,620	$20,116
Work in process	10,799	8,300
Finished goods	6,512	9,590
Total inventories	$44,931	$38,006

10.	INCOME TAXES

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

Income tax provision for the second quarter of 2018 reflects an effective tax rate of 20.0 percent, compared to an effective tax rate of 30.3 percent for the comparable period in the prior year. For the six months ended June 30, 2018, the effective tax rate reflects an income tax provision of 18.2 percent compared to 27.6 percent for the comparable period in the prior year. The decrease in the effective tax rate for both the three and six months is primarily due to the corporate income tax rate reduction from the Tax Cuts and Jobs Act (the Act) enacted in the fourth quarter of 2017, to be effective January 1, 2018. The effective tax rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and beneficial discrete adjustments related to stock-based compensation awarded to employees.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As past of implementation of the provisions of the Act the Company recorded adjustments relating to changes in tax rates on deferred tax assets and liabilities during the fourth quarter ended December 31, 2017. The Company filed its 2017 Federal income tax return in the second quarter of 2018, accordingly, all items related to 2017 are substantially complete. However, the Company continues to analyze information related to its accounting for the income tax effects of the Act as it pertains to the 2018 deduction for executive compensation, including the impact for compensation that is paid pursuant to a binding contract that would have been deductible under the prior tax regulations. Due to the complexity of this provision, additional time is needed to further analyze our executive compensation program, exceptions under the binding contract rule, and the impact of vesting of restricted stock grants, dividends, and bonuses.

11.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Interest cost	$62	$66	$125	$132
Expected return on plan assets	(125)	(103)	(250)	(207)
Amortization of net losses	21	23	41	46
Net periodic benefit	$(42)	$(14)	$(84)	$(29)

The Company made contributions to this plan of $770 thousand during the six months ended June 30, 2018.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are marked to market and totaled $6,084,000 as of June 30, 2018 and $6,031,000 as of December 31, 2017. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains related to the SERP assets totaled approximately $40,000 during the six months ended June 30, 2018, compared to trading gains of $234,000 during the six months ended June 30, 2017.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at June 30, 2018 with:

(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$9,614	$—	$9,614	$—
Corporate Obligations	8,738	—	8,738	—
	$18,352	$—	$18,352	$—
Investments measured at Net Asset Value - Trading securities	$6,084

	Fair Value Measurements at December 31, 2017 with:

(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$13,031	$—	$13,031	$—
Corporate Obligations	—	—	—	—
	$13,031	$—	$13,031	$—
Investments measured at Net Asset Value - Trading securities	$6,031

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment		Unrealized Loss On Securities	Total
Balance at December 31, 2017	$(1,936)		$(44)	$(1,980)
Change during the period ended June 30, 2018:
Before-tax amount		_	(3)	(3)
Tax provision		_	1	1
Reclassification adjustment, net of taxes
Amortization of net loss (1)	34		-	34
Net realized loss (2)	-		18	18
Total activity for the period	34		16	50
Balance at June 30, 2018	$(1,902)		$(28)	$(1,930)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Pension Adjustment		Unrealized Gain On Securities	Total
Balance at December 31, 2016	$(2,151)		$(31)	$(2,182)
Change during the period ended June 30, 2017:
Before-tax amount		_	67	67
Tax provision		_	(23)	(23)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	29		-	29
Net realized (gain) (2)	-		(8)	(8)
Total activity for the period	29		36	65
Balance at June 30, 2017	$(2,122)		$5	$(2,117)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

14.	SUBSEQUENT EVENT

On July 24, 2018, the Board of Directors approved a $0.10 per share cash dividend payable September 10, 2018 to stockholders of record at the close of business August 10, 2018.

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

Our net sales were higher during the second quarter of 2018 compared to the first quarter of 2018 and the second quarter of 2017 primarily due to an increase in average selling prices coupled with an increase in unit sales, including sales of our Surf Series models.

Operating income increased 27.8 percent during the second quarter of 2018 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher incentive compensation consistent with improved operating results and higher commissions and warranty expense consistent with higher net sales. Dealer inventory in units as of June 30, 2018 was lower than at the end of the first quarter of 2018 but slightly higher than at the end of the second quarter of 2017.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion of the outlook for 2018 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

We believe that recreational boating retail demand in many segments of the industry continue to be strong. Attendance and sales during the 2018 winter boat shows were moderately higher than the 2017 winter boat show season, residential real estate markets have improved, and consumer confidence has stabilized. A potential impediment to improving boat sales, however, is the increase in market interest rates. Since most consumers finance their boat purchases, higher interest rates increase the cost of boat ownership.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2011. We believe retail boat sales will continue to improve due to a growing U.S. economy. However, retaliatory tariffs recently imposed on U.S. manufactured products by countries such as Canada, Mexico and the European Union in response to U.S. tariffs on imported steel and aluminum from those countries could weaken international sales during the near term. Fluctuations in fuel prices can impact our industry, although they have been relatively stable in 2018 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 39 percent of the Company’s unit sales for the last three months. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products, as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2019 model year which began on July 1, 2018. We continue to emphasize the larger Chaparral and Robalo models, as well as the Surf Series, a line of Chaparral models first introduced for the 2017 model year. In addition, we are experiencing a favorable consumer reception to our Chaparral H2O outboard boats. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. During 2018, we expanded our nationally advertised fixed retail pricing to include more of our models. We plan to continue to develop and produce additional new products for subsequent model years. Marine Products expects to benefit from the Tax Cuts and Jobs Act (“Tax Reform”) enacted during the fourth quarter of 2017. We estimate that our annual effective tax rate for 2018 will be in the low 20 percent range compared to 35.6 percent for 2017. Since Marine Products believes that it will generate continued positive financial results, the Company will benefit from this lower income tax rate through increased net earnings in 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Our financial results for the full year of 2018 will depend on a number of factors, including, but not limited, to interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel prices, retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, and the costs of labor and certain of our raw materials and key components.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total number of boats sold	1,577	1,392	3,060	2,883
Average gross selling price per boat (in thousands)	$48.1	$45.0	$47.0	$43.4
Net sales (in thousands)	$87,006	$71,484	$164,542	$142,524
Percentage of cost of goods sold to net sales	77.6%	77.2%	77.4%	78.1%
Gross profit margin percent	22.4%	22.8%	22.6%	21.9%
Percentage of selling, general and administrative expenses to net sales	9.6%	10.6%	10.3%	10.9%
Operating income (in thousands)	$11,151	$8,722	$20,184	$15,620
Warranty expense (in thousands)	$1,126	$934	$2,145	$1,856

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Net sales for the three months ended June 30, 2018 increased $15.5 million or 21.7 percent compared to the same period in 2017. The change in net sales during the quarter compared to the prior year was due primarily to a 6.9 percent increase in the average selling price per boat coupled with a 13.3 percent increase in the number of units sold. The increase in unit sales was due to an increase in Robalo sales coupled with sales of our new Surf Series models, partially offset by a decrease in unit sales of our Vortex jet boats. In the second quarter of 2018, net sales outside of the United States accounted for 10.6 percent of net sales compared to 7.1 percent of net sales in the second quarter of 2017. Domestic net sales increased 17.1 percent to $77.8 million and international sales increased 81.9 percent to $9.3 million compared to the second quarter of the prior year.

Cost of goods sold for the three months ended June 30, 2018 was $67.5 million compared to $55.2 million for the comparable period in 2017, an increase of $12.3 million or 22.4 percent. Cost of goods sold increased slightly to 77.6 percent of net sales for the three months ended June 30, 2018 from 77.2 percent of net sales for the comparable period in 2017, primarily due to higher overhead, partially offset by a favorable model mix.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended June 30, 2018 were $8.3 million compared to $7.6 million for the comparable period in 2017, an increase of $0.7 million or 10.0 percent. This increase was primarily due to expenses that vary with sales and profitability, such as incentive compensation, commissions and warranty. Selling, general and administrative expenses as a percentage of net sales decreased to 9.6 percent in the second quarter of 2018 from 10.6 percent in the second quarter of 2017.

Operating income for the three months ended June 30, 2018 increased $2.4 million or 27.8 percent compared to the same period in 2017 due to higher gross profit, partially offset by higher selling, general and administrative expenses due to the leverage of higher net sales over fixed expenses.

Interest income was $85 thousand during the three months ended June 30, 2018 compared to $57 thousand for the comparable period in 2017.

Income tax provision for the second quarter of 2018 reflects an effective tax rate of 20.0 percent, compared to an effective tax rate of 30.3 percent for the comparable period in the prior year. The decrease in effective rate is primarily due to the corporate income tax rate reduction from the recently enacted Tax Cuts and Jobs Act. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and beneficial discrete adjustments related to stock-based compensation awarded to employees.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Net sales for the six months ended June 30, 2018 increased $22.0 million or 15.4 percent compared to the same period in 2017. The change in net sales during the year compared to the prior year was due primarily to an 8.3 percent increase in the average selling price per boat coupled with a 6.1 percent increase in the number of units sold. The increase in average selling price per boat was due to a model mix which included larger boats, coupled with sales of our new Surf Series models. During the six months ended June 30, 2018, net sales outside of the United States accounted for 9.3 percent of net sales compared to 6.2 percent of net sales during the comparable period of 2017. Domestic net sales increased 11.7 percent to $149.3 million and international sales increased 71.2 percent to $15.2 million compared to the first six months of the prior year.

Cost of goods sold for the six months ended June 30, 2018 was $127.4 million compared to $111.3 million for the comparable period in 2017, an increase of $16.1 million or 14.5 percent. Cost of goods sold decreased to 77.4 percent of net sales for the six months ended June 30, 2018 from 78.1 percent of net sales for the comparable period in 2017, primarily due to model mix.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the six months ended June 30, 2018 were $16.9 million compared to $15.6 million for the comparable period in 2017, an increase of $1.3 million or 8.8 percent. This increase was primarily due to expenses that vary with sales and profitability, such as incentive compensation, commissions and warranty. Selling, general and administrative expenses as a percentage of net sales decreased slightly to 10.3 percent in the six months ended June 30, 2018 from 10.9 percent for the comparable period in 2017.

Operating income for the six months ended June 30, 2018 increased $4.6 million or 29.2 percent compared to the same period in 2017 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $118 thousand during the six months ended June 30, 2018 compared to $108 thousand for the comparable period in 2017.

Income tax provision for the first six months of 2018 reflects an effective tax rate of 18.2 percent, compared to an effective tax rate of 27.6 percent for the comparable period in the prior year. The decrease in effective rate is primarily due to the corporate income tax rate reduction from the Tax Cuts and Jobs Act. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and beneficial discrete adjustments related to stock-based compensation awarded to employees.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2018 were $9.5 million compared to $7.7 million at December 31, 2017. In addition, the aggregate of short-term and long-term marketable securities was $18.4 million at June 30, 2018 compared to $13.0 million at December 31, 2017.

The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2018	2017

Net cash provided by operating activities	$18,116	$17,850
Net cash used for investing activities	(6,169)	(9,497)
Net cash used for financing activities	$(10,126)	$(7,138)

Cash provided by operating activities for the six months ended June 30, 2018 increased approximately $266 thousand compared to the comparable period in 2017. This increase is primarily due to an increase in net income, partially offset by an unfavorable change in working capital, as described in more detail below.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The major components of the net unfavorable change in working capital were as follows: an unfavorable change of $8.2 million in inventories primarily due to the timing of shipments of finished boats, coupled with higher levels of boats in production; and a $4.1 million favorable change in accounts payable, due primarily to timing of payments.

Cash used for investing activities for the six months ended June 30, 2018 was approximately $6.2 million compared to $9.5 million used for investing activities for the same period in 2017. The decrease in cash used for investing activities is primarily due to decreased net purchases of marketable securities in the current period.

Cash used for financing activities for the six months ended June 30, 2018 increased approximately $3.0 million compared to the six months ended June 30, 2017 primarily due to a 42.9 percent increase in the quarterly common stock dividend paid, coupled with an increase in open market share repurchases in 2018.

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

Cash Requirements

The Company currently expects that capital expenditures during 2018 will be approximately $2.1 million, of which $0.7 million has been spent through June 30, 2018.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company made a cash contribution of $770 thousand to this plan in the second quarter of 2018, and does not expect to make any additional contributions for the remainder of 2018.

As of June 30, 2018, the Company has repurchased a total of 5,860,523 shares in the open market under the Company stock repurchase program which began in 2002, there are 2,389,477 shares that remain available for repurchase under the current authorization. There were 123,575 shares repurchased under this program during the six months ended June 30, 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory under contractual agreements during the three and six months ended June 30, 2018 and June 30, 2017.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $13.8 million as of June 30, 2018. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $19.2 million as of June 30, 2018.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $451 thousand for the six months ended June 30, 2018 and $386 thousand for the six months ended June 30, 2017.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During 2017, the costs of several of these raw materials increased slightly. In addition, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand, limited supplier capacity as well as tariffs on steel, aluminum and other material, used in OEM parts. As a result, it is possible the Company will incur higher materials purchase costs for the remainder of 2018. In addition, the Company is currently experiencing shortages of skilled labor, which may lead to labor cost increases during the remainder of 2018. Higher materials prices and labor costs would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. During the second quarter of 2018, there were indications that inflation in the general economy was beginning to increase, and general market interest rates have increased as well. If these trends continue during 2018, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance their boat purchases.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s expectation that higher costs of materials and labor costs could negatively affect its profit margins; the Company’s belief that recreational boating retail demand in many segments of the industry continues to be strong; our belief that a potential impediment to improving boat sales, is the increase in inflation in the general economy and market interest rates; the Company’s belief that retail boat sales will continue to improve due to improving consumer confidence and a growing U.S. economy; the Company’s belief that fluctuations in fuel prices have not recently impacted sales; the Company’s belief that its participation in a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats has benefited the Company; the Company’s plans to continue to emphasize the larger Chaparral and Robalo models as well as the Surf Series, and new larger SSX models; the Company’s belief that newer boat models, including the Chaparral H2O outboard boats, will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s plans to continue to develop and additional new products for subsequent model years; the Company’s belief that it will benefit from Tax Reform; the Company’s belief that the annual effective tax rate for 2018 will be in the low 20 percent range; the Company’s belief that it will generate continued positive financial results; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2018; and the Company’s expectation regarding market risk of its investment portfolio.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and recent U.S. Government action concerning tariffs on goods; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive; and insurance companies that insure a number of Marine Products’ marketable securities have been downgraded, which may cause volatility in the market price of Marine Products’ marketable securities. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not hold derivative financial instruments that could expose the Company to significant market risk. Also, as of June 30, 2018, the Company’s investment portfolio, totaling approximately $18.4 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2017, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2017 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, June 30, 2018 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the second quarter of 2018 are as follows:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
April 1, 2018 to April 30, 2018	3,642	(2)	$14.02	-	2,402,911

Month #2
May 1, 2018 to May 31, 2018	-		-	-	2,402,911

Month #3
June 1, 2018 to June 30, 2018	13,434		16.40	13,434
Totals	17,076		$16.24	13,434	2,389,477

(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of June 30, 2018, a total of 5,860,523 shares have been repurchased in the open market and there are 2,389,477 shares that remain available for repurchase under this program which does not have a predetermined expiration date.
(2)	Represents shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

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
37

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: July 31, 2018	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2018	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
38