Form 10-Q
period 2018-09-30
MARINE PRODUCTS CORP
filed 2018-10-31
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 19, 2018, Marine Products Corporation had 34,498,852 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(In thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS		(Note 1)

Cash and cash equivalents	$6,146	$7,684
Marketable securities	4,603	2,636
Accounts receivable, net of allowance for doubtful accounts of $25 in 2018 and $25 in 2017	7,404	3,051
Inventories	49,871	38,006
Income taxes receivable	71	714
Prepaid expenses and other current assets	1,527	2,096
Total current assets	69,622	54,187
Property, plant and equipment, net of accumulated depreciation of $25,723 in 2018 and $24,395 in 2017	14,800	14,218
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	11,564	10,395
Deferred income taxes	3,391	3,649
Other assets	10,970	9,678
Total assets	$114,120	$95,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$12,237	$5,362
Accrued expenses and other liabilities	13,390	13,999
Total current liabilities	25,627	19,361
Pension liabilities	7,545	6,732
Other long-term liabilities	453	203
Total liabilities	33,625	26,296
Common stock	3,450	3,457
Capital in excess of par value	-	-
Retained earnings	78,958	68,127
Accumulated other comprehensive loss	(1,913)	(1,980)
Total stockholders' equity	80,495	69,604
Total liabilities and stockholders' equity	$114,120	$95,900

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net sales	$72,012	$59,201	$236,554	$201,725
Cost of goods sold	55,829	45,740	183,248	157,071
Gross profit	16,183	13,461	53,306	44,654
Selling, general and administrative expenses	6,996	6,792	23,935	22,365
Operating income	9,187	6,669	29,371	22,289
Interest income	102	81	220	189
Income before income taxes	9,289	6,750	29,591	22,478
Income tax provision	2,128	2,186	5,831	6,534
Net income	$7,161	$4,564	$23,760	$15,944

Earnings per share
Basic	$0.21	$0.13	$0.69	$0.46
Diluted	$0.21	$0.13	$0.69	$0.46

Dividends paid per share	$0.10	$0.07	$0.30	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income	$7,161	$4,564	$23,760	$15,944

Other comprehensive income, net of taxes:
Pension adjustment	17	15	51	44
Unrealized gain on securities, net of reclassification adjustments	-	9	16	45

Comprehensive income	$7,178	$4,588	$23,827	$16,033

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2017	34,572	$3,457	$-	$68,127	$(1,980)	$69,604
Stock issued for stock incentive plans, net	193	19	1,553	—	—	1,572
Stock purchased and retired	(266)	(26)	(1,553)	(2,557)	—	(4,136)
Net income	—	—	—	23,760	—	23,760
Pension adjustment, net of taxes	—	—	—	—	51	51
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	16	16
Dividends paid	—	—	—	(10,372)	—	(10,372)

Balance, September 30, 2018	34,499	$3,450	$-	$78,958	$(1,913)	$80,495

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$23,760	$15,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,330	1,119
Gain on sale of equipment and property	-	(8)
Amortization of premium related to marketable securities	200	316
Stock-based compensation expense	1,572	2,235
Deferred income tax provision (benefit)	239	(252)
(Increase) decrease in assets:
Accounts receivable	(4,353)	(6,351)
Inventories	(11,865)	1,046
Prepaid expenses and other current assets	569	357
Income taxes receivable	643	(966)
Other non-current assets	(1,227)	(431)
Increase (decrease) in liabilities:
Accounts payable	6,863	3,115
Accrued expenses and other liabilities	(609)	1,386
Other long-term liabilities	1,063	911
Net cash provided by operating activities	18,185	18,421

INVESTING ACTIVITIES
Capital expenditures	(1,912)	(1,527)
Proceeds from sale of assets	-	8
Purchases of marketable securities	(15,075)	(18,502)
Sales of marketable securities	9,799	13,010
Maturities of marketable securities	1,973	1,070
Net cash used for investing activities	(5,215)	(5,941)

FINANCING ACTIVITIES
Payment of dividends	(10,372)	(7,332)
Cash paid for common stock purchased and retired	(4,136)	(3,715)
Net cash used for financing activities	(14,508)	(11,047)

Net (decrease) increase in cash and cash equivalents	(1,538)	1,433
Cash and cash equivalents at beginning of period	7,684	2,619
Cash and cash equivalents at end of period	$6,146	$4,052

Supplemental information:
Income tax payments, net	$4,597	$7,466

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products”, the “Company” or “MPC” on Form 10-K for the year ended December 31, 2017.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards:

•	Accounting Standards Update (ASU) No. 2014-09, Revenue from Contacts with Customers (Topic 606): On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method, with no cumulative-effect adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. See “Revenues” on the Notes to Consolidated Financial Statements for expanded disclosures.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The Company adopted these provisions in the first quarter of 2018 and the adoption did not have a material impact on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted these provisions in the first quarter of 2018 and will present cash flow statements in conformity with these provisions when such issues arise. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted these provisions in the first quarter of 2018, and the adoption did not have a material impact on its consolidated financial statements.

•	ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions as it completes future acquisitions. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2017-09 —Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions are applicable when there are changes to the terms or conditions of a share-based payment award. The amendments require an entity to apply modification accounting for the effects of changes to the terms and conditions of a share-based payment award unless certain conditions including fair value, vesting conditions and classification are met. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions if changes to the terms or conditions of a share-based payment award are made. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2019:

•	ASU No. 2016-02 —Leases (Topic 842). Under this guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to certain adjustments, including initial direct costs and lessor provided incentives. As part of its preparation to adopt the standard, the Company has established an initial project governance framework, selected a working group and hired a third party service provider to assist with the implementation. The Company plans to adopt these provisions in the first quarter of 2019 and currently does not expect the adoption to have a material impact on the recognition, measurement or presentation of lease expenses on its financial statements.

•	ASU No. 2018-11 —Leases (Topic 842): Targeted Improvements. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP in Topic 840, Leases. The Company plans to use the optional transition method to adopt ASC 842 in the first quarter of 2019.

•	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective starting in the first quarter of 2019 with early application permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded and require expanded disclosures regarding the Company’s accounting policy decisions on such reclassification. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The amendments are effective starting in the first quarter of 2019. The Company currently does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

To be adopted in 2020 and later:

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration to be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The provisions may be applied prospectively or retrospectively. The amendments are effective starting in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

3.	NET SALES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Assumption: Current model year incentive activity will closely reflect prior model year actual results, adjusted as necessary for dealer purchasing trends or economic factors

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Boats and accessories	$70,787	$58,071	$233,139	$198,416
Parts	1,225	1,130	3,415	3,309
Net sales	$72,012	$59,201	$236,554	$201,725

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Domestic	$69,781	$55,611	$219,078	$189,229
International	2,231	3,590	17,475	12,496
Net sales	$72,012	$59,201	$236,554	$201,725

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Products transferred at a point in time	$72,012	$59,201	$236,554	$201,725
Products transferred over time	-	-	-	-
Net sales	$72,012	$59,201	$236,554	$201,725

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Deferred revenue	$397	$864	$721	$416

Substantially all of the amounts of deferred revenue disclosed above were recognized as sales during the following quarter, when control transferred.

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

	Three months ended September 30		Nine months ended September 30
(In thousands)	2018	2017	2018	2017
Net income available for stockholders:	$7,161	$4,564	$23,760	$15,944
Less: Adjustments for earnings attributable to participating securities	(194)	(136)	(658)	(498)
Net income used in calculating earnings per share	$6,967	$4,428	$23,102	$15,446

Weighted average shares outstanding (including participating securities)	34,539	34,829	34,563	34,898
Adjustment for participating securities	(950)	(1,056)	(979)	(1,101)
Shares used in calculating basic and diluted earnings per share	33,589	33,773	33,584	33,797

5.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2018, there were approximately 1,869,900 shares available for grant.

Stock-based compensation for the three and nine months ended September 30, 2018 and 2017 were as follows:

Restricted Stock

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Pre – tax cost	$528	$874	$1,572	$2,235
After tax cost	$412	$563	$1,226	$1,441

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2017	1,040,800	$7.76
Granted	193,500	13.97
Vested	(283,790)	6.45
Forfeited	(800)	5.77
Non-vested shares at September 30, 2018	949,710	$9.41

The total fair value of shares vested was approximately $4,289,000 during the nine months ended September 30, 2018 and approximately $4,183,000 during the nine months ended September 30, 2017.

Other Information

As of September 30, 2018, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,590,000. This cost is expected to be recognized over a weighted-average period of 3.4 years.

For the nine months ended September 30, 2018, approximately $604,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $672,000 as of September 30, 2017.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net realized (losses) gains and the reclassification of net realized (losses) gains from other comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net realized (loss) gain	$(16)	$26	$(36)	$38
Reclassification of net realized gains from other comprehensive income	$(16)	$26	$(36)	$38

Gross unrealized gains (losses) on marketable securities are as follows:

	September 30, 2018		December 31, 2017
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$0	$(39)	$-	$(70)
Corporate Obligations	1	(10)	-	-
	$1	$(49)	$-	$(70)

The amortized cost basis, fair value and net unrealized gains on the available-for-sale debt securities are as follows:

	September 30, 2018			December 31, 2017
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Losses	Amortized Cost Basis	Fair Value	Net Unrealized Losses
(in thousands)
Municipal Obligations	$5,281	$5,242	$(39)	$13,101	$13,031	$(70)
Corporate Obligations	10,934	10,925	(9)	-	-	-
Total	$16,215	$16,167	$(48)	$13,101	$13,031	$(70)

Municipal obligations consist primarily of municipal notes rated AA- or higher ranging in maturity from less than one year to over 20 years. Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to five years. These securities are rated BBB or higher. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2019 and 2022.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs:

For our Chaparral and Robalo products, Marine Products provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the third subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

The manufacturers of the engines, generators, and navigation electronics included on our boats provide and administer their own warranties for various lengths of time.

An analysis of the warranty accruals for the nine months ended September 30, 2018 and 2017 is as follows:

(in thousands)	2018	2017
Balance at beginning of period	$5,373	$4,629
Less: Payments made during the period	(3,016)	(2,013)
Add: Warranty provision for the period	3,026	2,561
Changes to warranty provision for prior periods	56	60
Balance at September 30	$5,439	$5,237

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory under contractual agreements during the nine months ended September 30, 2018 and September 30, 2017.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $14.4 million as of September 30, 2018. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.7 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately 20.1 million as of September 30, 2018.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials and supplies	$33,845	$20,116
Work in process	9,732	8,300
Finished goods	6,294	9,590
Total inventories	$49,871	$38,006

10.	INCOME TAXES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income tax provision for the third quarter of 2018 reflects an effective tax rate of 22.9 percent, compared to an effective tax rate of 32.4 percent for the comparable period in the prior year. For the nine months ended September 30, 2018, the effective tax rate reflects an income tax provision of 19.7 percent compared to 29.1 percent for the comparable period in the prior year. The decrease in the effective tax rate is primarily due to the corporate income tax rate reduction from the Tax Cuts and Jobs Act (the Act) enacted in the fourth quarter of 2017 to be effective January 1, 2018. The effective tax rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and beneficial discrete adjustments related to stock-based compensation awarded to employees.

As part of implementation of the provisions of the Act, the Company recorded adjustments relating to changes in tax rates on deferred tax assets and liabilities during the fourth quarter ended December 31, 2017. The Company filed its 2017 Federal income tax return in the second quarter of 2018; accordingly, all items related to 2017 are substantially complete.

The Company continues to analyze information related to its accounting for the income tax effects of the Act as it pertains to the 2018 deduction for executive compensation, including the impact for compensation that is paid pursuant to a binding contract that would have been deductible under the prior tax regulations. Based on our current interpretation of the transition rules, we believe the Company will be able to deduct executive compensation related to these plans.

As additional guidance and clarifications are provided under the transition rules, we will make appropriate changes in our analysis within the measurement period as provided in SEC Staff Accounting Bulletin No. 118.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest cost	$63	$66	$188	$198
Expected return on plan assets	(126)	(103)	(376)	(310)
Amortization of net losses	20	22	61	68
Net periodic benefit	$(43)	$(15)	$(127)	$(44)

The Company made contributions to this plan of $770 thousand during the nine months ended September 30, 2018.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are stated at fair value and totaled approximately $6,264,000 as of September 30, 2018 and $6,031,000 as of December 31, 2017. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains related to the SERP assets totaled approximately $211,000 during the nine months ended September 30, 2018, compared to trading gains of approximately $300,000 during the nine months ended September 30, 2017.

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

(Unaudited)

3.       Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018 with:

(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$5,242	$—	$5,242	$—
Corporate Obligations	10,925	—	10,925	—
	$16,167	$—	$16,167	$—
Investments measured at Net Asset Value - Trading securities	$6,264

	Fair Value Measurements at December 31, 2017 with:

(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$13,031	$—	$13,031	$—
Corporate Obligations	—	—	—	—
	$13,031	$—	$13,031	$—
Investments measured at Net Asset Value - Trading securities	$6,031

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment	Unrealized Loss On Securities	Total
Balance at December 31, 2017	$(1,936)	$(44)	$(1,980)
Change during the period ended September 30, 2018:
Before-tax amount	-	(15)	(15)
Tax provision	-	3	3
Reclassification adjustment, net of taxes
Amortization of net loss (1)	51	-	51
Net realized loss (2)	-	28	28
Total activity for the period	51	16	67
Balance at September 30, 2018	$(1,885)	$(28)	$(1,913)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2016	$(2,151)	$(31)	$(2,182)
Change during the period ended September 30, 2017:
Before-tax amount	-	108	108
Tax provision	-	(38)	(38)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	44	-	44
Net realized (gain) (2)	-	(25)	(25)
Total activity for the period	44	45	89
Balance at September 30, 2017	$(2,107)	$14	$(2,093)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	SUBSEQUENT EVENT

On October 23, 2018, the Board of Directors approved a $0.10 per share cash dividend in addition to a special cash dividend of $0.10 per share both payable December 10, 2018 to stockholders of record at the close of business November 9, 2018.

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

In executing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions. We also consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies. Our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

Our net sales were higher during the third quarter of 2018 compared to the third quarter of 2017 primarily due to an increase in average selling prices coupled with an increase in unit sales as well as an increase in accessory sales.

Operating income increased 37.8 percent during the third quarter of 2018 compared to the same period in the prior year due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher incentive compensation consistent with improved operating results. Dealer inventory in units as of September 30, 2018 was lower than at the end of the second quarter of 2018 but slightly higher than at the end of the third quarter of 2017.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion of the outlook for 2018 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

We believe that recreational boating retail demand in many segments of the industry continue to be favorable. The 2018 retail selling season was strong, as the U.S. domestic economy grew, unemployment fell, and consumer confidence grew. A potential impediment to improving boat sales, however, is the increase in market interest rates. Since most consumers finance their boat purchases, higher interest rates increase the cost of boat ownership.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2011. We believe retail boat sales will continue to improve due to a growing U.S. economy. However, retaliatory tariffs recently imposed on U.S. manufactured products by countries such as Canada, Mexico and the European Union in response to U.S. tariffs on imported steel and aluminum from those countries could weaken international sales during the near term. Fluctuations in fuel prices can impact our industry, although they have been relatively stable in 2018 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 37 percent of the Company’s unit sales for the last three months. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products, as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2019 model year which began on July 1, 2018. We continue to emphasize the larger Chaparral and Robalo models, as well as the Surf Series, a line of Chaparral models first introduced for the 2017 model year. In addition, we are experiencing a favorable consumer reception to our Chaparral H2O outboard boats. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. During 2018, we expanded our nationally advertised fixed retail pricing to include more of our models. We plan to continue to develop and produce additional new products for subsequent model years. Marine Products has benefited from the Tax Cuts and Jobs Act (“Tax Reform”) enacted during the fourth quarter of 2017. We estimate that our annual effective tax rate for 2018 will be in the low 20 percent range compared to 35.6 percent for 2017. Since Marine Products believes that it will generate continued positive financial results, the Company will benefit from this lower income tax rate through increased net earnings in 2018.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total number of boats sold	1,241	1,150	4,301	4,033
Average gross selling price per boat (in thousands)	$50.0	$44.4	$47.9	$43.6
Net sales (in thousands)	$72,012	$59,201	$236,554	$201,725
Percentage of cost of goods sold to net sales	77.5%	77.3%	77.5%	77.9%
Gross profit margin percent	22.5%	22.7%	22.5%	22.1%
Percentage of selling, general and administrative expenses to net sales	9.7%	11.5%	10.1%	11.1%
Operating income (in thousands)	$9,187	$6,669	$29,371	$22,289
Warranty expense (in thousands)	$937	$764	$3,082	$2,621

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Net sales for the three months ended September 30, 2018 increased $12.8 million or 21.6 percent compared to the same period in 2017. The change in net sales during the quarter compared to the prior year was due primarily to a 12.6 percent increase in the average selling price per boat coupled with a 7.9 percent increase in the number of units sold. The increase in the average selling price per boat is primarily due to a model mix which included larger boats, such as our larger Chaparral 277 and 347 SSX models, as well as several of our larger Robalo models. The increase in unit sales was due to an increase in Robalo sales coupled with an increase in SSX sales, partially offset by a decrease in unit sales of our Vortex jet boats. In the third quarter of 2018, net sales outside of the United States accounted for 3.1 percent of net sales compared to 6.1 percent of net sales in the third quarter of 2017. This decrease is primarily due to the recently imposed tariffs on boat imports by Canada, Mexico and the European Union, coupled with the strong U.S. dollar. Domestic net sales increased 25.5 percent to $69.8 million and international sales decreased 37.9 percent to $2.2 million compared to the third quarter of the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the three months ended September 30, 2018 was $55.8 million compared to $45.7 million for the comparable period in 2017, an increase of $10.1 million or 22.1 percent. Cost of goods sold increased slightly to 77.5 percent of net sales for the three months ended September 30, 2018 from 77.3 percent of net sales for the comparable period in 2017, primarily due to increased labor cost, partially offset by a favorable model mix.

Selling, general and administrative expenses for the three months ended September 30, 2018 were $7.0 million compared to $6.8 million for the comparable period in 2017, an increase of $0.2 million or 3.0 percent. This increase was primarily due to higher incentive compensation consistent with improved operating results. Selling, general and administrative expenses as a percentage of net sales decreased to 9.7 percent in the third quarter of 2018 from 11.5 percent in the third quarter of 2017 primarily due to the relatively fixed nature of a majority of these expenses during the short term.

Operating income for the three months ended September 30, 2018 increased $2.5 million or 37.8 percent compared to the same period in 2017 due to higher gross profit, partially offset by higher selling, general and administrative expenses due to the leverage of higher net sales over fixed expenses.

Interest income was $102 thousand during the three months ended September 30, 2018 compared to $81 thousand for the comparable period in 2017.

Income tax provision for the third quarter of 2018 reflects an effective tax rate of 22.9 percent, compared to an effective tax rate of 32.4 percent for the comparable period in the prior year. The decrease in effective rate is primarily due to the corporate income tax rate reduction from the recently enacted Tax Cuts and Jobs Act. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and discrete adjustments related to stock-based compensation awarded to employees and liabilities related to state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Net sales for the nine months ended September 30, 2018 increased $34.8 million or 17.3 percent compared to the same period in 2017. The change in net sales during the year compared to the prior year was due primarily to a 9.9 percent increase in the average selling price per boat coupled with a 6.6 percent increase in the number of units sold. The increase in average selling price per boat was due to a model mix which included larger boats, coupled with sales of our new Surf Series models. During the nine months ended September 30, 2018, net sales outside of the United States accounted for 7.4 percent of net sales compared to 6.2 percent of net sales during the comparable period of 2017. Domestic net sales increased 15.8 percent to $219.1 million and international sales increased 39.8 percent to $17.5 million compared to the first nine months of the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the nine months ended September 30, 2018 was $183.2 million compared to $157.1 million for the comparable period in 2017, an increase of $26.1 million or 16.7 percent. Cost of goods sold decreased to 77.5 percent of net sales for the nine months ended September 30, 2018 from 77.9 percent of net sales for the comparable period in 2017, primarily due to model mix.

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $23.9 million compared to $22.4 million for the comparable period in 2017, an increase of $1.5 million or 7.0 percent. This increase was primarily due to expenses that vary with sales and profitability, such as incentive compensation, commissions and warranty costs. Selling, general and administrative expenses as a percentage of net sales decreased slightly to 10.1 percent in the nine months ended September 30, 2018 from 11.1 percent for the comparable period in 2017.

Operating income for the nine months ended September 30, 2018 increased $7.1 million or 31.8 percent compared to the same period in 2017 due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest income was $220 thousand during the nine months ended September 30, 2018 compared to $189 thousand for the comparable period in 2017.

Income tax provision for the first nine months of 2018 reflects an effective tax rate of 19.7 percent, compared to an effective tax rate of 29.1 percent for the comparable period in the prior year. The decrease in effective rate is primarily due to the corporate income tax rate reduction from the Tax Cuts and Jobs Act. The effective rate in both periods includes the effect of beneficial permanent differences including tax-exempt interest income and beneficial discrete adjustments related to stock-based compensation awarded to employees.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2018 were $6.1 million compared to $7.7 million at December 31, 2017. In addition, the aggregate of short-term and long-term marketable securities was $16.2 million at September 30, 2018 compared to $13.0 million at December 31, 2017.

The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2018	2017

Net cash provided by operating activities	$18,185	$18,421
Net cash used for investing activities	(5,215)	(5,941)
Net cash used for financing activities	$(14,508)	$(11,047)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash provided by operating activities for the nine months ended September 30, 2018 decreased $236 thousand compared to the comparable period in 2017. This decrease is primarily due to an unfavorable change in working capital, as described in more detail below, partially offset by an increase in net income.

The major components of the net unfavorable change in working capital were as follows: an unfavorable change of $12.9 million in inventories primarily due to buy-ahead engine purchases coupled with the timing of shipments of finished boats; and a $3.7 million favorable change in accounts payable, due primarily to timing of payments.

Cash used for investing activities for the nine months ended September 30, 2018 was approximately $5.2 million compared to $5.9 million used for investing activities for the same period in 2017. The decrease in cash used for investing activities is primarily due to decreased net purchases of marketable securities in the current period, partially offset by an increase in capital expenditures.

Cash used for financing activities for the nine months ended September 30, 2018 increased approximately $3.5 million compared to the nine months ended September 30, 2017 primarily due to a 42.9 percent increase in the quarterly common stock dividend paid, coupled with an increase in open market share repurchases in 2018.

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

Cash Requirements

The Company currently expects that capital expenditures during 2018 will be approximately $3.0 million, of which $1.9 million has been spent through September 30, 2018.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company made a cash contribution of $770 thousand to this plan in the second quarter of 2018, and does not expect to make any additional contributions for the remainder of 2018.

As of September 30, 2018, the Company has repurchased a total of 5,909,717 shares in the open market under the Company stock repurchase program, which began in 2002. There are 2,340,283 shares that remain available for repurchase under the current authorization. There were 172,769 shares repurchased under this program during the nine months ended September 30, 2018.

On October 23, 2018, the Board of Directors approved a $0.10 per share cash dividend in addition to a special cash dividend of $0.10 per share both payable December 10, 2018 to stockholders of record at the close of business November 9, 2018. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory under contractual agreements during the three and nine months ended September 30, 2018 and September 30, 2017.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $14.4 million as of September 30, 2018. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.7 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $20.1 million as of September 30, 2018.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $667 thousand for the nine months ended September 30, 2018 and approximately $630 thousand for the nine months ended September 30, 2017.

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

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During 2017, the costs of several of these raw materials increased slightly. In addition, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand, limited supplier capacity as well as tariffs on steel, aluminum and other materials used in OEM parts. As a result, it is possible the Company will incur higher materials purchase costs for the remainder of 2018. In addition, the Company is currently experiencing shortages of skilled labor, which may lead to labor cost increases during the remainder of 2018. Higher materials prices and labor costs would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. During the third quarter of 2018, there were indications that inflation in the general economy was beginning to increase, and general market interest rates have increased as well. If these trends continue during 2018, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance their boat purchases.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s expectation that higher costs of materials and labor costs could negatively affect its profit margins; the Company’s belief that recreational boating retail demand in many segments of the industry continues to be favorable and will continue to improve; our belief that retaliatory tariffs recently imposed on U.S. manufactured products could weaken international sales during the near term; the Company’s belief that its participation in a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats has benefited the industry and Marine Products; the Company’s plans to continue to emphasize the larger Chaparral and Robalo models as well as the Surf Series; the Company’s belief that newer boat models, including the Chaparral H2O outboard boats, will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s plans to continue to develop and produce new products for subsequent model years; the Company’s belief that it will benefit from Tax Reform; the Company’s belief that the annual effective tax rate for 2018 will be in the low 20 percent range; the Company’s belief that it will generate continued positive financial results; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectation about contributions to its pension plan in 2018; the Company’s expectations about capital expenditures during 2018; and the Company’s expectation regarding market risk of its investment portfolio.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products does not hold derivative financial instruments that could expose the Company to significant market risk. As of September 30, 2018, the Company’s investment portfolio, totaling approximately $16.2 million and comprised primarily of municipal and corporate debt securities, is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations that are both short-term and long-term in nature. Because Marine Products’ investment portfolio mix has been allocated towards securities with similar term maturities compared to the end of fiscal year 2017, the risk of material market value fluctuations is not expected to be significantly different from the end of fiscal year 2017 and the Company currently expects no such changes through the remainder of the current year.

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

As of the end of the period covered by this report, September 30, 2018 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

Trade restrictions could adversely affect international sales.

Retaliatory tariffs have recently been imposed on U.S. manufactured products by countries such as Canada and Mexico and countries in the European Union in response to U.S. tariffs on imported steel and aluminum from these countries. These and other potential tariffs could weaken international sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the third quarter of 2018 are as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
July 1, 2018 to July 31, 2018	2,106	$18.53	2,106	2,387,371

Month #2
August 1, 2018 to August 31, 2018	46,135	18.91	46,135	2,341,236

Month #3
September 1, 2018 to September 30, 2018	953	19.17	953	2,340,283
Totals	49,194	$18.90	49,194	2,340,283

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of September 30, 2018, a total of 5,909,717 shares have been repurchased in the open market and there are 2,340,283 shares that remain available for repurchase. Under this program which does not have a predetermined expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit Number	Description

3.1(a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

3.1(b)	Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 9, 2005).

3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2015).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: October 31, 2018	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 31, 2018	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

