Form 10-K
period 2018-12-31
MARINE PRODUCTS CORP
filed 2019-02-28
CIK 1129155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2018, the last business day of the registrant’s most recent second fiscal quarter, was $131,839,491 based on the closing price on the New York Stock Exchange on June 29, 2018 of $17.78 per share.

Marine Products Corporation had 34,194,936 shares of common stock outstanding as of February 15, 2019.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Boats, LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s belief that there are several alternative suppliers of fiberglass that could provide adequate quality and quantities of this raw material at acceptable prices; the Company’s plans to continue purchasing sterndrive engines through the ABA; the Company’s belief that the level of dealer inventories of its new boat models are appropriate; the Company’s belief that it is well positioned to take advantage of industry conditions; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s belief that its corporate infrastructure, marketing and sales capabilities, financial strength and nationwide presence enables it to compete effectively against its competitors; the Company’s belief that it will not incur any material capital expenditures to comply with existing environmental or safety regulations; the Company’s expectation that higher costs of materials could negatively affect its profit margins; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its results of operations; the Company’s belief that recreational boating retail demand in many segments of the industry will remain stable in 2019; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; the Company’s plans to continue to emphasize the Surf Series line of Chaparral boats, the Company’s larger SSX models and the Company’s larger Robalo models; the Company’s belief that these boat models will expand the Company’s customer base and leverage the Company’s strong dealer network and reputation for quality and styling; the Company’s plans to continue to develop and additional new products for subsequent model years; the Company’s belief that the annual effective tax rate will be in the low 20 percent range; the Company’s belief that it will generate continued positive financial results; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2019; the Company’s expectation about contributions to its pension plan in 2019; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; and the Company’s expectation regarding market risk of its investment portfolio.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, deckboat, cruiser, jet boat and sport fishing markets. The Company sells its products to a network of 168 domestic and 86 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

The Company manufactures Chaparral sterndrive pleasure boats including H2O Sport and Fish & Ski boats, SSi and SSX Sportboats, Sunesta Sportdecks, and Signature Cruisers, as well as SunCoast Sportdeck outboards, Vortex jet boats and the Surf Series, a line of Chaparral models first introduced for the 2018 model year. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2018] indicate that Chaparral is the largest manufacturer of sterndrive boats in lengths from 19 to 34 feet in the United States.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained workforce. With 54 years of boatbuilding experience, Chaparral continues to expand the range of its offerings through insightful product design and quality manufacturing processes in order to reach an increasingly discerning recreational boating market.

The Company also manufactures Robalo outboard sport fishing boats. Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an “unsinkable” hull. The Company believes that Robalo is the second largest manufacturer of outboard boats in lengths from 16 to 31 feet in the United States.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational and cruiser markets through its Chaparral brand and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:

Product Line	Number of Models	Overall Length	Approximate Retail Price Range	Description

Chaparral – Vortex Jet Boat	6	20′-24′	$39,000 - $85,000	Fiberglass pleasure boats marketed as jet-powered boats with traditional bowrider styling. Features include high seating capacity and enhanced maneuverability at low speeds. National fixed retail price including a trailer. Also marketed as a high-performance wakeboard boat with optional surf package. Marketed to younger families and wakeboard enthusiasts.

Chaparral – H2O Sport Series	7	19′-23′	$32,000 - $83,000	Fiberglass multipurpose sterndrive and outboard runabouts. Sport and Ski & Fish series offer an affordable, entry-level product with a national fixed retail price including a standard engine and trailer. A Surf Series model is available, and all are marketed to both experienced and value-conscious buyers.

Chaparral – SunCoast Outboard Deck Boat	4	19′-25′	$31,000 - $115,000	Fiberglass multipurpose bowrider with outboard power and an open bow providing high seating capacity. Large deckboat-style boat, suitable for large inland bodies of water or coastal saltwater use. Marketed with a national fixed retail price to boaters carrying large numbers of passengers.

Chaparral - SSi Wide Tech™	1	24′	$83,000 - $142,000	Fiberglass sterndrive pleasure boat featuring Surf Series design. Marketed as high value runabout for family groups desiring a larger sportboat. Wide Tech™ design features handling of a runabout, style of a sportboat and open concept layout.

Chaparral - SSX Sport Boat	6	23′-34′	$65,000 - $385,000	Fiberglass sterndrive bowrider that combines features of sportboats and deckboats and a model with Surf Series options. Marketed as high value, luxury runabouts for family groups.

Chaparral – Sunesta Sport Deck	2	24′-26′	$86,000 - $159,000	Fiberglass sterndrive multipurpose deckboat-style bowriders with Wide Tech™ design featuring the handling of a runabout, style of a sportboat and open bow concept layout. Options include updated graphics, head and galley features, and Surf Series.

Chaparral - Signature Cruiser	1	27′	$121,000 - $188,000	Fiberglass, accommodation-focused sterndrive cruisers. Marketed to experienced boat owners through trade magazines and boat show exhibits.

Chaparral – OSX Outboard Sport Luxury	1	30′	$247,000 - $318,000	Fiberglass, multipurpose sport boat with outboard power featuring plentiful seating and entertaining areas, cabin and bathroom accommodations, excellent performance, and luxury finishes.

Robalo – Center Console	10	16′-30′	$23,000 - $217,000	Fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen and families desiring extra seating. Smaller models include a trailer, and all models are marketed with a national fixed retail price. Three models feature extra seating options.

Robalo – Cayman Bay Boat	4	20′-24′	$34,000 - $120,000	Fiberglass outboard sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen. All models marketed with a trailer at a national fixed retail price.

Robalo – Dual Console	4	20′-31′	$43,000 - $256,000	Multi-purpose fiberglass outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Marketed with national fixed retail prices to experienced fishermen and families looking for both fishing and cruising features.

Robalo – Walkaround	1	30′	$199,000 - $257,000	Multi-purpose fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed with national fixed retail prices to experienced fishermen and families who want fishing features as well as overnight accommodations.

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

Product Warranty

For our Chaparral and Robalo products, Marine Products provides a lifetime limited structural hull warranty and a transferable one-year limited warranty to the original owner. Chaparral also includes a five-year limited structural deck warranty. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

The manufacturers of the engines, generators, and navigation electronics included on our boats provide and administer their own warranties for various lengths of time.

Suppliers

Marine Products’ three most significant cost components used in manufacturing its boats, are engines, resins and fiberglass. For each of these, there is currently an adequate supply available in the market. Marine Products has not experienced any significant shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mixes, introducing new product lines or limiting production in response to an industry-wide reduction in boat demand. Import tariffs enacted during 2018 may cause disruptions in the availability of fiberglass, the largest supplier of which is in a county impacted by tariffs. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quality or quantities at acceptable prices.

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

Marine Products uses other raw materials in its manufacturing processes. Among these are resins made from hydrocarbon feedstocks, copper and steel. The costs of these commodities have fluctuated significantly over the past several years in response to changes in global economic conditions. During the fourth quarter of 2018 and the first quarter of 2019 the costs of several of these materials have begun to increase. See “Inflation” below.

Sales and Distribution

Domestic sales are generated through our independent dealer network of approximately 47 Chaparral dealers, 33 Robalo dealers and 88 dealers that sell both brands located in markets throughout the United States. Marine Products also has 86 international dealers. Most of our dealers also inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ six independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing the dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounted for more than 10 percent of net sales during 2018, 2017 or 2016.

Marine Products continues to seek new dealers in many areas throughout the U.S., Canada, Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires full payment prior to shipping a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation. The Company’s international sales are affected by trends in consumer discretionary spending and the value of the U.S. dollar on global currency markets, among other things. During 2018, the Company’s international net sales were impacted by trade tariffs, most notably in Canada, Mexico and the European Union. While the volume of sales to international dealers as a percentage of total net sales increased slightly in 2018 compared to 2017, they decreased significantly towards the end of the year due to the impact of trade tariffs that were enacted during 2018. International net sales as a percentage of total net sales were 6.5 percent in 2018, 6.3 percent in 2017, and 8.8 percent in 2016.

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

Approximately 68 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or pay cash. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with more than one lender, although that is less common at the present time, given that there are fewer lenders. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits negotiated with the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase amount is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $15.0 million as of December 31, 2018. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.7 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $20.7 million as of December 31, 2018. In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturers’ repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods, and promote sales of certain models. For the 2019 model year (which commenced July 1, 2018), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through April 30, 2019. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We believe that dealer inventories of our boat models as of December 31, 2018 are appropriate relative to the current level of retail customer demand; approximately 91 percent of boats have been in dealer inventory less than 18 months, as of December 31, 2018, approximately the same as the previous year. The sales order backlog as of December 31, 2018 was approximately 1,953 boats with estimated net sales of approximately $94.4 million. This represents an approximate 19.0 week backlog based on recent production levels. As of December 31, 2017, the sales order backlog was approximately 1,722 boats with estimated net sales of $72.9 million, representing an approximate 14.4 week backlog. The Company will continue to monitor the number of boats in dealer inventories and adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

In support of its new product development efforts, Marine Products incurred research and development costs of $822 thousand in 2018, $960 thousand in 2017, and $858 thousand in 2016.

Industry Overview

The recreational marine market in the United States is a mature market, with 2017 (latest data available to us) retail expenditures of approximately $39 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete with all other leisure activities for consumers’ limited free time.

There are currently approximately 16 million boats owned in the United States, including outboard, inboard, sterndrive, jet drive, sailboats and personal watercraft. Marine Products competes in the sterndrive boating category with five lines of Chaparral boats, in the jet drive category with its Chaparral Vortex jet boats and in the outboard category with its Robalo sport fishing boats, Chaparral SunCoast deck boats and a new Chaparral H2O outboard model. Approximately 38 percent of the Company’s unit sales in 2018 were sterndrive boats compared to 39 percent in 2017.

Industry sales of new sterndrive boats in the United States during 2018 totaled 10,267 (source: Info-Link Technologies, Inc.) and accounted for approximately 14 percent of the total new fiberglass powerboats sold between 19 and 34 feet in hull length. Sales of new sterndrive boats had an estimated total retail value of $849 million, or an average retail price per boat of approximately $74,000. Management believes that the five largest states for boat sales at the present time are Florida, Minnesota, Michigan, California and Wisconsin. Marine Products has dealers in each of these states.

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 19 to 34 feet, the primary market segment in which Marine Products competes, represented $5.1 billion in retail sales during 2018. The table below reflects the estimated annual sales within this segment by category for 2018 and 2017 (source: Info-Link Technologies, Inc.):

	2018		2017
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	10,267	$0.9	10,847	$0.9
Outboard Boats	51,419	2.9	49,041	2.5
Inboard Boats	10,831	1.2	9,887	1.0
Jet Boats	3,200	0.1	2,819	0.1
TOTAL	75,717	$5.1	72,594	$4.5

Chaparral’s products are categorized as sterndrive boats, jet boats and outboard boats and Robalo’s products are categorized as outboard boats. Although industry-wide sterndrive boat unit sales have been declining, the rate of decline in recent years has slowed. The Company first introduced jet boat models in 2015 and has been pleased with the reception by of our models by dealers and customers. Based on available market share data, Chaparral’s share of the jet boat market during the latest reported period ended September 30, 2018 was approximately 9.7 percent.

The recreational boat manufacturing market remains highly fragmented with the exception of Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes fewer than 20 sterndrive manufacturers and approximately 75 outboard boat manufacturers with significant unit production, with the majority representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the latest reported period ended September 30, 2018 (latest information available), the top five sterndrive manufacturers, which includes Chaparral, have a combined market share of approximately 61 percent; compared to 59 percent in the same period one year ago. Chaparral’s market share in sterndrive units during this period was approximately 16.1 percent, which represents a decrease of approximately 0.7 percentage points compared to 16.8 percent during the period ended September 30, 2017. The Company believes that its market share is primarily due to the success of our value priced Chaparral H20 models, our larger SSX models and the Surf Series.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing for our dealers and customers, weather, fuel prices, tax laws, demographics and consumers’ leisure time. Also, the value of residential and vacation real estate in coastal and recreational areas influences recreational boat sales. The most recent NMMA surveys indicate that many past boating participants do not currently participate in boating because of high costs and a lack of leisure time. The increases in the cost of certain components, international tariffs, operating costs, and the impact of environmental regulation have increased the cost of boats and boat ownership in recent years, and these trends may continue. Competition from other leisure and recreational activities for available leisure time can also affect sales of recreational boats.

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

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of new boats of all types increased at a compounded annual rate of approximately 6.9 percent between 2014 and 2018. During this period, Marine Products experienced a compounded annual growth rate of approximately 11.2 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines. During 2018 the Company’s strategy was to support our dealers’ need to maintain a higher level of inventories than in previous years, given relatively stable retail demand and an improved dealer financing environment. At the end of 2018, the Company’s dealer inventories were approximately 1.0 percent higher than they were at the end of 2017, and our unit order backlog was 31.9 percent higher than it was at the end of 2017. We believe that inventories and the current unit order backlog are appropriate relative to expected retail demand during the 2019 retail selling season. Chaparral has grown its sterndrive market share in the 19 to 34 feet length category from 5.9 percent in fiscal 1996 to 16.1 percent during the latest reported period ended September 30, 2018 (the most recent information available to us from Statistical Surveys, Inc.).

During 2018, we continued to emphasize the Surf Series line of Chaparral models, our larger Chaparral SSX models, and our larger Robalo models. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. These models were partially responsible for increases in our net sales, gross profit, operating profit, and net income.

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

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 254 independent dealers located throughout the United States and in several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. During 2018 we continued to expand our nationally advertised fixed retail pricing to include more of our models. We believe the nationally advertised fixed retail pricing gives the consumer confidence that that they are getting the best possible price resulting in higher customer satisfaction, and also encourages consistent pricing across our dealer network. Marine Products also realizes that innovative marketing is an increasingly important component of the full customer experience, and is leading the way with marketing and branding that consistently present a luxury-oriented message and integrate themselves into the boater’s entire experience.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) sterndrive boat manufacturers in the United States based on unit sales in 2018. According to Statistical Surveys, Inc., the companies set forth below represent approximately 86 percent of all United States retail sterndrive boat registrations with hull lengths of 19 to 34 feet for the 12 month period ended September 30, 2018.

1.	Chaparral
2.	Cobalt*
3.	Sea Ray**
4.	Regal
5.	Bayliner**
6.	Monterey
7.	Four Winns***
8.	Crownline
9.	Tahoe
10.	Glastron ***

The outboard engine powered market encompasses a wide variety of boats, accounting for approximately 68 percent of traditional powerboat unit sales during 2018. Robalo was the second largest manufacturer of outboard boats in lengths from 16 to 31 feet during the 12 month period ended September 30, 2018 and its share of the market during this period was approximately six percent. Primary competitors for Robalo during 2018 included Carolina Skiff, Sea Hunt Boats, Key West, Nautic Star, Mako, Boston Whaler**, Bayliner and Sportsman.

The jet engine powered market accounted for approximately 4.2 percent of traditional powerboat unit sales during 2018. Chaparral was the second largest jet boat manufacturer in the 20 to 24 foot range during the 12 month period ended September 30, 2018, and its share of the market during this period was approximately 9.7 percent. The largest manufacturer of jet boats in the 20 to 24 foot range was Yamaha. Other competitors include Scarab and Glastron.

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

Employees

As of December 31, 2018, Marine Products had approximately 976 employees (an increase from approximately 891 at December 31, 2017), of whom four were management, 63 were administrative and six were sales.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years. As of December 31, 2018, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

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

Inflation

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During 2018, the costs of several of these raw materials have increased slightly. In addition, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand and limited supplier capacity. As a result, it is possible the Company will incur higher materials purchase costs in 2019. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats. Furthermore, the costs of these raw materials remain volatile, and may decrease in the future.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. During 2018, there were indications that inflation in the general economy was beginning to increase, and general market interest rates have increased as well. If these trends continue during 2019, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance their boat purchases.

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

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2019 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Marine Products’ Ability to Adjust its Business Operations to Compensate for Reduced Sales of Boats may be Restricted in the Future

In 2008 Marine Products idled certain production facilities and reduced its number of employees to offset the impact that reduced net sales had on the Company’s operating results and cash flows. As a result, the Company experienced lower rates of absorption of its fixed costs. The Company’s sales improved in 2017 and 2018, thus increasing the rate of absorption of its fixed costs and improving operating and net income.

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

Our operations are subject to cyber-attacks that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

Chaparral owns and maintains approximately 1,051,000 square feet of space utilized for manufacturing, research and development, warehouse, sales office and operations in Nashville, Georgia. In addition, the Company owns 83,000 square feet of manufacturing space in Valdosta, Georgia. The Company also leased 111,000 square feet of warehouse space in Nashville, Georgia under a lease arrangement that expired in 2018. This warehouse was subsequently purchased in January 2019. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 724,700, research and development — 68,500, warehousing — 315,700, office and other — 136,100.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	87	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	74	2/28/01
President and Chief Executive Officer

Ben M. Palmer (3)	58	2/28/01
Vice President, Chief Financial Officer and Corporate Secretary

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, Inc. in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down from the position of Chief Executive Officer effective in 2003. He has served as Chairman of the Board of Marine Products since 2001 and Chairman of the Board of Rollins, Inc. since 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been President of RPC since 1987 and Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)	Ben M. Palmer has been Vice President, Chief Financial Officer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996. He assumed the responsibilities as Corporate Secretary of Marine Products and RPC in July 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 15, 2019, there were 34,194,936 shares of common stock outstanding and approximately 4,103 beneficial holders of our Company’s common stock.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchases in the fourth quarter of 2018 are outlined below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2018 to October 31, 2018	33,394	$21.03	33,394	2,306,889
November 1, 2018 to November 30, 2018	45,734	20.90	45,734	2,261,155
December 1, 2018 to December 31, 2018	89,238	19.37	89,238	2,171,917
Totals	168,366	$20.11	168,366	2,171,917

[1]	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of December 31, 2018, a total of 6,078,083 shares have been repurchased in the open market under this program and there are 2,171,917 shares that remain available for repurchase.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (“Russell 2000”) and a peer group which includes companies that are considered peers of the Company (“Peer Group”). The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the end of each year. The companies in the Peer Group are Brunswick Corporation, MarineMax, Inc. and Malibu Boats, Inc. Malibu Boats, Inc. is included in the Peer Group because it is a pleasure boat manufacturer with similar products and operations as the Company, as well as a market capitalization that was similar to the market capitalization of the Company at December 31, 2018. Malibu Boats, Inc. was not previously included in the Peer Group because its common stock did not trade on a securities exchange until the first quarter of 2014. For comparison purposes, the following graph includes the performance of the Peer Group as well as the peer group without the inclusion of Malibu Boats, Inc. (the “Former Peer Group”).

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2018, the components of the Russell 2000 had an average market capitalization of $2.0 billion, and a median market capitalization of $705 million.

The graph below assumes the value of $100.00 invested on December 31, 2013.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2018	2017(1)	2016	2015	2014
Statement of Operations Data:
Net sales	$298,616	$267,316	$241,330	$207,061	$171,050
Cost of goods sold	232,293	208,296	190,863	163,261	138,379
Gross profit	66,323	59,020	50,467	43,800	32,671
Selling, general and administrative expenses	30,936	29,261	27,415	23,249	20,665
Operating income	35,387	29,759	23,052	20,551	12,006
Interest income	268	229	355	420	521
Income before income taxes	35,655	29,988	23,407	20,971	12,527
Income tax provision (1)	7,167	10,688	6,662	6,665	3,613
Net income (1)	$28,488	$19,300	$16,745	$14,306	$8,914
Earnings per share: (1)
Basic	$0.83	$0.55	$0.44	$0.39	$0.24
Diluted	$0.83	$0.55	$0.44	$0.39	$0.24
Dividends paid per share	$0.50	$0.33	$0.24	$0.20	$0.16
Other Financial and Operating Data:
Gross profit margin percent	22.2%	22.1%	20.9%	21.2%	19.1%
Operating margin percent	11.9%	11.1%	9.6%	9.9%	7.0%
Net cash provided by operating activities	$22,775	$29,639	$15,837	$16,044	$10,656
Net cash provided by (used for) investing activities	3,060	(6,549)	22,575	(2,489)	(4,157)
Net cash used for financing activities	(24,774)	(18,025)	(43,779)	(9,641)	(7,541)
Capital expenditures	$2,154	$2,410	$1,940	$3,878	$451
Employees at end of year	976	891	823	767	605
Factory and administrative space at end of year (square ft.)	1,211	1,211	1,211	1,205	1,205
Balance Sheet Data at end of year:
Cash and cash equivalents	$8,745	$7,684	$2,619	$7,986	$4,072
Marketable securities — current	2,966	2,636	4,109	7,825	3,653
Marketable securities — non-current	4,699	10,395	5,221	27,129	33,831
Inventories	46,770	38,006	42,488	32,638	28,819
Working capital	46,433	34,826	34,753	38,846	30,014
Property, plant and equipment, net	14,552	14,218	13,334	12,761	9,890
Total assets	100,880	95,900	88,527	110,677	103,823
Total stockholders’ equity	$75,212	$69,604	$65,445	$90,212	$83,494

(1)	The indicated Statement of Operations data for 2017 include the impact of a net discrete tax provision of $1.7 million, or $0.05 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

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

We manage our Company by focusing on the execution of the following business and financial strategies:

●	Manufacturing high-quality, stylish, and innovative powerboats for our dealers and retail consumers,
●	Providing our independent dealer network appropriate incentives, training, and other support to enhance their success and their customers’ satisfaction, thereby facilitating their continued relationship with us,
●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a downturn in sales of our products,
●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,
●	Focusing on the competitive nature of the boating business and designing our products and marketing strategies in order to create a positive, memorable experience for our customers, thus growing and maintaining profitable market share,
●	Monitoring the recreational boat market for strong complementary product lines which we may enter through new product development or acquisition,
●	Extending our brand name recognition to enhance the success of new boat models that complement our existing offerings,
●	Improving our sales and profits by increasing the utilization of our manufacturing capacity,
●	Monitoring the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories,
●	Maximizing stockholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of the Company’s common stock on the open market, and
●	Aligning the interests of our management and stockholders.

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

During 2018, several segments of the recreational boating industry improved due to a stable consumer confidence and financing environment for dealers and consumers, although aggregate sales of the boating segments in which Marine Products operates were approximately equal to sales during 2017. Overall industry retail sales of outboard recreational boats in 2018 were equal to sales in 2017, and sterndrive unit sales continued to decline. Our net sales improved in 2018 compared to 2017 due to a favorable model mix which yielded higher average selling prices. Unit sales in 2018 increased by less than one percent compared to 2017. Management will continue to monitor retail demand among the various segments in the recreational boat market, the actions of our competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We periodically monitor our market share in the 19 to 34 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the 12 month period ended September 30, 2018 (latest data available to us), Chaparral’s market share in the 19 to 34 foot sterndrive category was 16.1 percent compared to 16.8 percent during the same period in 2017; the highest market share in this category during both periods. For the 12 month period ended September 30, 2018, Robalo’s share of the 16 to 31 foot outboard sport fishing boat market was 6.2 percent, the second highest market share within this category. Marine Products Corporation’s share of the outboard recreational market, including both Robalo and Chaparral’s outboard units, was 7.1 percent of the total market within its size range for the 12 months ended September 30, 2018. The Company held the third highest share among manufacturers of various outboard brands during the period. We will continue to monitor our market share and believe it to be important, but we believe that maximizing profitability takes precedence over growing our market share. Furthermore, as we continue to expand the breadth of our product offerings within our core category and new categories, we consider our overall market share across the various powerboat categories to be of greater importance to the long-term health of our company than our market share within any specific type of recreational boat.

Outlook

We believe that recreational boating retail demand in many segments of the industry will remain stable during 2019. Positive factors influencing recreational boat demand include strong consumer confidence and a robust U.S. employment market, as well as a favorable financing environment for boat dealers and consumers. These positive factors are offset by potential weakness in residential real estate markets, the negative impact of recent stock market fluctuations, and slightly higher interest rates. These weaknesses may have impacted attendance at the 2019 retail boat shows, which has been slightly lower in 2019 than in 2018.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2012. Fluctuations in fuel prices can impact our industry, although they were relatively stable in 2018 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 38 percent of the Company’s unit sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2019 model year which began on July 1, 2018. We continue to emphasize the Surf Series line of Chaparral models, our larger Chaparral SSX models, and our larger Robalo models. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. During 2018 we expanded our nationally advertised fixed retail pricing to include more of our models. We plan to continue to develop and produce additional new products for subsequent model years. Marine Products expects to benefit from the Tax Cuts and Jobs Act (“Tax Reform”) enacted during the fourth quarter of 2017. Marine Products estimates that its annual effective tax rate for 2019 will be in the low 20 percent range. Since Marine Products believes that it will generate continued positive financial results, the Company believes that it will benefit from this lower tax rate through increased earnings in 2019.

Our financial results for 2019 will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, the availability of labor and certain costs of our raw materials and key components.

Results of Operations

	Years ended December 31,
($’s in thousands)	2018	2017	2016
Total number of boats sold to dealers	5,340	5,301	5,049
Average gross selling price per boat	$48.7	$44.2	$42.2
Net sales	$298,616	$267,316	$241,330
Percentage of gross profit to net sales	22.2%	22.1%	20.9%
Percentage of selling, general and administrative expenses to net sales	10.4%	10.9%	11.4%
Operating income	$35,387	$29,759	$23,052
Warranty expense	$4,178	$3,343	$4,080

Year Ended December 31, 2018 Compared To Year Ended December 31, 2017

Net Sales. Marine Products’ net sales increased by $31.3 million or 11.7 percent in 2018 compared to 2017. The increase was primarily due to a 10.2 percent increase in the average gross selling price per boat, coupled with a 0.7 percent increase in the number of boats sold, as well as an increase in parts and accessories sales. Unit sales increased due to higher sales of our Robalo outboard sport fishing boats, as well as increased sales of our SSX models and our Chaparral Surf Series models, partially offset by decreases in unit sales of our Vortex Jet boat and Chaparral H2O models. Average selling prices increased primarily due to a model mix which included increased sales of our larger boats. Domestic net sales were $279.2 million, an increase of 11.5 percent compared to the prior year. International sales increased 14.9 percent during 2018 compared to 2017.

Cost of Goods Sold. Cost of goods sold increased 11.5 percent in 2018 compared to 2017. As a percentage of net sales, cost of goods sold decreased slightly to 77.8 percent in 2018, compared to 77.9 percent in 2017 primarily due to a model mix which included sales of our larger boats, partially offset by production inefficiencies resulting from increased labor costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5.7 percent in 2018 compared to 2017 primarily due to an increase in incentive compensation consistent with improved operating results. Selling, general and administrative expenses as a percentage of sales decreased to 10.4 percent in 2018 from 10.9 percent in 2017. As a percentage of net sales, warranty expense increased slightly to 1.4 percent in 2018, compared to 1.3 percent in 2017.

Interest Income. Interest income increased to $268 thousand in 2018 compared to $229 thousand in 2017. Marine Products generates interest income primarily from investments in both taxable corporate bonds and tax-exempt municipal obligations. This increase was primarily due to a higher percentage yield, partially offset by a reduction in the average balance of our marketable securities portfolio.

Income Tax Provision. The income tax provision decreased to $7.2 million in 2018 compared to $10.7 million in 2017. The effective tax rate in 2018 was 20.1 percent compared to 35.6 percent in 2017. The decrease in effective rate during 2018 is primarily due to the corporate income tax rate reduction from the Tax Cuts and Jobs Act (Tax Reform). The effective rate for 2017 reflects a detrimental discrete adjustment of approximately $1.7 million that resulted from the revaluation of the Company’s net deferred tax assets recorded due to Tax Reform. The effective rate in both periods includes the effect of permanent differences, including tax deferred gains and losses, and discrete adjustments including restricted stock dividends and provisions related to state income taxes.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $8.7 million at December 31, 2018, $7.7 million at December 31, 2017 and $2.6 million at December 31, 2016. In addition, the aggregate of short-term and long-term marketable securities was $7.7 million at December 31, 2018, $13.0 million at December 31, 2017 and $9.3 million at December 31, 2016.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2018	2017	2016
Net cash provided by operating activities	$22,775	$29,639	$15,837
Net cash provided by (used for) investing activities	3,060	(6,549)	22,575
Net cash used for financing activities	(24,774)	(18,025)	(43,779)

2018

Cash provided by operating activities decreased by $6.9 million in 2018 compared to 2017. This decrease was primarily due to a net unfavorable change in working capital partially offset by an increase in net income.

The major components of the net unfavorable change in working capital were as follows: an unfavorable change in other accrued expenses of $2.3 million due primarily to a decrease in accrued sales discounts; an unfavorable change of $13.2 million in inventories primarily due to the timing of inventory purchases of key components and the timing of finished boats shipments; and a $1.1 million favorable change in accounts receivable due to the timing of payments.

Cash provided by investing activities was $3.1 million in 2018 compared to $6.5 million used for investing activities in 2017. The increase in cash provided by investing activities in 2018 is primarily due to net sales of marketable securities coupled with a decrease in capital expenditures.

Cash used for financing activities increased $6.7 million in 2018 primarily due to an increase in cash paid for open market share repurchases, coupled with an increase in regular and special cash dividends paid during 2018.

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

Cash Requirements

Management expects that capital expenditures during 2019 will be approximately $2.7 million.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC. During 2018, the Company made a cash contribution of $770 to this plan in order to achieve the Company’s funding objective. We do not currently expect that additional contributions by the Company to the Retirement Income Plan will be made in 2019.

On January 22, 2019, the Board of Directors approved a quarterly cash dividend of $0.12 per common share payable March 11, 2019 to stockholders of record at the close of business on February 11, 2019.

The Company has an agreement with one employee that provides for a monthly payment equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. The Company repurchased 341,135 shares in the open market during 2018. As of December 31, 2018, the Company has repurchased under this program a total of 6,078,083 shares in the open market and there are 2,171,917 shares that remain available for repurchase.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. There were no material repurchases of dealer inventory during 2018 or 2017. See further information regarding repurchase obligations in “NOTE 10: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2018:

Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	—	—	—	—	—
Operating leases (1)	429	262	156	11	—
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$429	$262	$156	$11	$—

(1)	Operating leases represent agreements for warehouse space, and various office and operating equipment.
(2)	As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.
(3)	The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. As of December 31, 2018, there are no payables outstanding to floor plan lenders.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. There were no material repurchases of inventory under contractual agreements during 2018 or 2017.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2018, the Company believes the fair value of its remaining guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 10: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase obligation is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $15.0 million as of December 31, 2018. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.7 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions is approximately $20.7 million as of December 31, 2018. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $873,000 in 2018, $849,000 in 2017, and $739,000 in 2016. The Company’s payable to RPC for these services was $28,000 as of December 31, 2018 and $47,000 as of December 31, 2017. Many of the Company’s directors are also directors of RPC and all of the Company’s executive officers are employees of both the Company and RPC.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2016, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $159,000 in 2018, and $157,000 in 2017 and 2016 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2018, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and makes adjustments to recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 7.2 percent in 2018, 7.1 percent in 2017, and 6.0 percent in 2016. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2018 would have increased or decreased net sales, gross margin and operating income by approximately $0.7 million.

Warranty costs -The Company records as part of selling, general and administrative expenses an experience based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, manufacturing defects or issues, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.4 percent in 2018, 1.3 percent in 2017, and 1.7 percent in 2016. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2018 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.3 million.

Income taxes - The effective income tax rate was 20.1 percent in 2018, 35.6 percent in 2017, and 28.5 percent in 2016. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.  The effective tax rate for 2018 reflects the change in Federal income tax rates from 35% to 21%, as enacted by the Tax Cuts and Jobs Act (TCJA), as well as other beneficial adjustments.

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

The Company calculates the current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed tax returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions. Deferred tax liabilities and assets are determined based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the year the differences are expected to reverse. In 2017, the Company revalued its deferred tax assets and liabilities to reflect the change in Federal income tax rates, as enacted by the TCJA.

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

Impact of Recent Accounting Pronouncements:

During the year ended December 31, 2018, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update (ASU) No. 2014-09, Revenue from Contacts with Customers (Topic 606) - On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method, with no cumulative-effect adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. See note 2 Net Sales in the Notes to Consolidated Financial Statements for expanded disclosures.

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The Company adopted these provisions in the first quarter of 2018 and the adoption did not have a material impact on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted these provisions in the first quarter of 2018 and will present cash flow statements in conformity with these provisions when such issues arise. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted these provisions in the first quarter of 2018, and the adoption did not have a material impact on its consolidated financial statements.

•	ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions as it completes future acquisitions. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

•	ASU No. 2017-09 —Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions are applicable when there are changes to the terms or conditions of a share-based payment award. The amendments require an entity to apply modification accounting for the effects of changes to the terms and conditions of a share-based payment award unless certain conditions including fair value, vesting conditions and classification are met. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions if changes to the terms or conditions of a share-based payment award are made. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2019:

•	Leases (Topic 842). Under this guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to certain adjustments, including initial direct costs and lessor provided incentives. The Company has very few leases which are all currently classified as operating leases. The Company adopted the standard on January 1, 2019 using the optional transition method and the cumulative-effect adjustment to the opening balance of retained earnings, or the amount to be recorded as right-of–use assets and lease liabilities, upon adoption was not material.

•	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective starting in the first quarter of 2019 with early application permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded and require expanded disclosures regarding the Company’s accounting policy decisions on such reclassification. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The amendments are effective starting in the first quarter of 2019. The Company currently does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

To be adopted in 2020 and later:

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration to be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The provisions may be applied prospectively or retrospectively. The amendments are effective starting in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2018 based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2018.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2018, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell	Ben M. Palmer
President and Chief Executive Officer	Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia

February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Marine Products Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed unqualified opinion on those financial statements.

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

February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Marine Products Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.

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
February 28, 2019

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except share information)

December 31,	2018	2017
ASSETS
Cash and cash equivalents	$8,745	$7,684
Marketable securities	2,966	2,636
Accounts receivable, net	3,872	3,051
Inventories	46,770	38,006
Income taxes receivable	452	714
Prepaid expenses and other current assets	1,795	2,096
Current assets	64,600	54,187
Property, plant and equipment, net	14,552	14,218
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	4,699	10,395
Deferred income taxes	3,325	3,649
Other assets	9,931	9,678
Total assets	$100,880	$95,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$4,673	$5,362
Accrued expenses and other liabilities	13,494	13,999
Current liabilities	18,167	19,361
Pension liabilities	7,045	6,732
Other long-term liabilities	456	203
Total liabilities	25,668	26,296
Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,328,486 shares in 2018, 34,572,157 shares in 2017	3,433	3,457
Capital in excess of par value	—	—
Retained earnings	73,954	68,127
Accumulated other comprehensive loss	(2,175)	(1,980)
Total stockholders’ equity	75,212	69,604
Total liabilities and stockholders’ equity	$100,880	$95,900

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)

Years ended December 31,	2018	2017	2016
Net sales	$298,616	$267,316	$241,330
Cost of goods sold	232,293	208,296	190,863
Gross profit	66,323	59,020	50,467
Selling, general and administrative expenses	30,936	29,261	27,415
Operating income	35,387	29,759	23,052
Interest income	268	229	355
Income before income taxes	35,655	29,988	23,407
Income tax provision	7,167	10,688	6,662
Net income	$28,488	$19,300	$16,745
EARNINGS PER SHARE
Basic	$0.83	$0.55	$0.44
Diluted	0.83	0.55	0.44
Dividends paid per share	$0.50	$0.33	$0.24

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2018	2017	2016
Net income	$28,488	$19,300	$16,745
Other comprehensive income, net of taxes:
Pension adjustment	(242)	215	(252)
Unrealized gain (loss) on securities, net of reclassification adjustments	47	(13)	(29)
Comprehensive income	$28,293	$19,502	$16,464

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)

Three Years Ended	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
December 31, 2018	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2015	38,112	$3,811	$3,879	$84,423	$(1,901)	$90,212
Stock issued for stock incentive plans, net	369	37	2,511	—	—	2,548
Stock purchased and retired	(3,626)	(362)	(6,550)	(27,825)	—	(34,737)
Net income	—	—	—	16,745	—	16,745
Pension adjustment, net of taxes	—	—	—	—	(252)	(252)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(29)	(29)
Excess tax benefits for share-based payments	—	—	160	—	—	160
Dividends declared	—	—	—	(9,202)		(9,202)
Balance, December 31, 2016	34,855	$3,486	$—	$64,141	$(2,182)	$65,445
Stock issued for stock incentive plans, net	184	18	2,664	—	—	2,682
Stock purchased and retired	(467)	(47)	(2,664)	(3,810)	—	(6,521)
Net income	—	—	—	19,300	—	19,300
Pension adjustment, net of taxes	—	—	—	—	215	215
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(13)	(13)
Dividends declared	—	—	—	(11,504)	—	(11,504)
Balance, December 31, 2017	34,572	$3,457	$—	$68,127	$(1,980)	69,604
Stock issued for stock incentive plans, net	190	19	2,070	—	—	2,089
Stock purchased and retired	(434)	(43)	(2,070)	(5,409)	—	(7,522)
Net income	—	—	—	28,488	—	28,488
Pension adjustment, net of taxes	—	—	—	—	(242)	(242)
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	47	47
Dividends declared	—	—	—	(17,252)	—	(17,252)
Balance, December 31, 2018	34,328	$3,433	$—	$73,954	$(2,175)	75,212

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MARINE PRODUCTS CORPORATION AND SUBSIDIARIES
(in thousands)

Years ended December 31,	2018	2017	2016
OPERATING ACTIVITIES
Net income	$28,488	$19,300	$16,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,820	1,526	1,382
Gain on sale of equipment and property	—	(8)	(103)
Amortization of premium related to marketable securities	213	425	1,152
Stock-based compensation expense	2,089	2,682	2,624
Excess tax benefits for share-based payments	—	—	(160)
Deferred income tax provision (benefit)	378	1,519	(862)
(Increase) decrease in assets:
Accounts receivable	(821)	(1,964)	169
Inventories	(8,764)	4,482	(9,850)
Prepaid expenses and other current assets	301	(273)	296
Income taxes receivable	262	(685)	791
Other non-current assets	(563)	(912)	1,266
Increase (decrease) in liabilities:
Accounts payable	(689)	199	1,482
Other accrued expenses	(505)	1,760	2,282
Other long-term liabilities	566	1,588	(1,377)
Net cash provided by operating activities	22,775	29,639	15,837
INVESTING ACTIVITIES
Capital expenditures	(2,154)	(2,410)	(1,940)
Proceeds from sale of assets	—	8	88
Sales and maturities of marketable securities	21,423	18,067	52,519
Purchases of marketable securities	(16,209)	(22,214)	(28,092)
Net cash provided by (used for) investing activities	3,060	(6,549)	22,575
FINANCING ACTIVITIES
Payment of dividends	(17,252)	(11,504)	(9,202)
Cash paid for common stock purchased and retired	(7,522)	(6,521)	(34,737)
Excess tax benefits for share-based payments	—	—	160
Net cash used for financing activities	(24,774)	(18,025)	(43,779)
Net increase (decrease) in cash and cash equivalents	1,061	5,065	(5,367)
Cash and cash equivalents at beginning of year	7,684	2,619	7,986
Cash and cash equivalents at end of year	$8,745	$7,684	$2,619

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for more than 10 percent of net sales during 2018, 2017 or 2016. Net sales to the Company’s international dealers were approximately $19 million in 2018, $17 million in 2017, and $21 million in 2016.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2018, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Dividend — On January 22, 2019, the Board of Directors declared a 20.0 percent increase to the regular cash dividend from $0.10 per share to $0.12 per share payable March 11, 2019 to stockholders of record at the close of business on February 11, 2019. Subject to industry conditions and Marine Products’s earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

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

Sales Recognition – Marine Products recognizes revenues from contract with its customers based on the amount of consideration it receives in exchange for the goods sold. See Note 2 for additional information.

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2018 and 2017, the Company had approximately $243,000 and $342,000 in prepaid expenses related to unamortized product brochure costs. Advertising expenses totaled approximately $2,468,000 in 2018, $2,305,000 in 2017 and $2,545,000 in 2016 and are recorded in selling, general and administrative expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Net realized (losses) gains on marketable securities totaled $(81,000) in 2018, 30,000 in 2017 and $(39,000) in 2016. Of the total (losses) gains realized, reclassification from other comprehensive income totaled approximately ($81,000) in 2018, 30,000 in 2017, and $(39,000) in 2016. There were $3,000 gross unrealized gains on marketable securities as of December 31, 2018 and none as of December 31, 2017. Gross unrealized losses on marketable securities totaled $12,000 as of December 31, 2018 and $70,000 as of December 31, 2017. The net unrealized loss on marketable securities totaled $9,000 as of December 31, 2018 and $70,000 as of December 31, 2017. The amortized cost basis, fair value and net unrealized loss of the available-for-sale securities are as follows:

December 31,	2018			2017
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Loss	Amortized Cost Basis	Fair Value	Net Unrealized Loss
(in thousands)
Municipal Obligations	$1,490	$1,490	$—	$13,101	$13,031	$(70)
Corporate Obligations	6,184	6,175	(9)	—	—	—
Total	$7,674	$7,665	$(9)	$13,101	$13,031	$(70)

Municipal obligations consist primarily of municipal notes rated AA- or higher ranging in maturity from less than one year to over 20 years. Corporate obligations consist primarily of debentures and notes issued by other companies ranging in maturity from one to five years. These securities are rated BBB or higher. Investments with remaining maturities of less than 12 months are considered to be current marketable securities. Investments with remaining maturities greater than 12 months are considered to be non-current marketable securities. The Company’s non-current marketable securities are scheduled to mature between 2020 and 2022.

Accounts Receivable — The majority of the Company’s accounts receivable is due from dealers located in markets throughout the United States. Approximately 68 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2018 and 2017. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2018, 2017 and 2016.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 11 for further information regarding these securities.

Warranty Costs — The Company provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)	2018	2017
Balance at beginning of year	$5,373	$4,629
Less: Payments made during the year	(3,944)	(2,599)
Add: Warranty provision for the current year	3,901	3,436
Changes to warranty provision for prior years	277	(93)
Balance at end of year	$5,607	$5,373

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $822,000 in 2018, $960,000 in 2017, and $858,000 in 2016.

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

Income Taxes — Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance against the carrying value of deferred tax assets if the Company concludes that it is more likely than not that the asset will not be realized through future taxable income. In 2017, the Company revalued its deferred tax assets and liabilities to reflect the change in Federal income tax rates from 35 percent to 21 percent, as enacted by the Tax Cuts and Jobs Act (TCJA).

Stock-Based Compensation — Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 11 for additional information.

Earnings per Share — Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See Note 11 for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
Net income available for stockholders	$28,488	$19,300	$16,745
Less: Adjustments for earnings attributable to participating securities	(762)	(595)	(535)
Net income used in calculating earnings per share	$27,726	$18,705	$16,210

Weighted average shares outstanding (including participating securities)	34,529	34,843	37,857
Adjustment for participating securities	(959)	(1,091)	(1,224)
Shares used in calculating diluted earnings per share	33,570	33,752	36,633

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are classified as available-for-sale securities with the exception of investments held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. See Note 9 for further information regarding the fair value measurement of assets and liabilities.

Concentration of Suppliers — The Company has only four suppliers for the three types of engines it purchases. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

Recent Accounting Pronouncements

During the year ended December 31, 2018, the FASB issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Pronouncements:

•	Accounting Standards Update (ASU) No. 2014-09, Revenue from Contacts with Customers (Topic 606) - On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method, with no cumulative-effect adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. See note 2 Net Sales in the Notes to Consolidated Financial Statements for expanded disclosures.

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The Company adopted these provisions in the first quarter of 2018 and the adoption did not have a material impact on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted these provisions in the first quarter of 2018 and will present cash flow statements in conformity with these provisions when such issues arise. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted these provisions in the first quarter of 2018, and the adoption did not have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

•	ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions as it completes future acquisitions. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

•	ASU No. 2017-09 —Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions are applicable when there are changes to the terms or conditions of a share-based payment award. The amendments require an entity to apply modification accounting for the effects of changes to the terms and conditions of a share-based payment award unless certain conditions including fair value, vesting conditions and classification are met. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions if changes to the terms or conditions of a share-based payment award are made. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2019:

•	Leases (Topic 842). Under this guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to certain adjustments, including initial direct costs and lessor provided incentives. The Company has very few leases which are all currently classified as operating leases. The Company adopted the standard on January 1, 2019 using the optional transition method and the cumulative-effect adjustment to the opening balance of retained earnings, or the amount to be recorded as right-of–use assets and lease liabilities, upon adoption was not material.

•	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective starting in the first quarter of 2019 with early application permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded and require expanded disclosures regarding the Company’s accounting policy decisions on such reclassification. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The amendments are effective starting in the first quarter of 2019. The Company currently does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

To be adopted in 2020 and later:

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration to be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

•	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The provisions may be applied prospectively or retrospectively. The amendments are effective starting in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

NOTE 2: Net Sales

Accounting Policy - MPC’s contract revenues are generated principally from selling: (1) fiberglass motorized boats and accessories and (2) parts to independent dealers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occur with the transfer of title of our boats, accessories, and parts to our dealers. Net sale is measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties (see Note 1). Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold.

Nature of goods - MPC’s performance obligations within its contracts consists of: (1) boats and accessories and (2) parts. The Company transfers control and recognizes revenue on the satisfaction of its performance obligations (point in time) as follows:

•	Boats and accessories (domestic sales) – upon delivery and acceptance by the dealer

•	Boats and accessories (international sales) – upon delivery to shipping port

•	Parts – upon shipment/delivery to carrier

Payment terms - For most domestic customers, MPC manufactures and delivers boats and accessories and parts ahead of payment - i.e., MPC has fulfilled its performance obligations prior to submitting an invoice to the dealer. MPC invoices the customer when the products are delivered and receives the related compensation, typically within seven to ten business days after invoicing. For some domestic customers and all international customers, MPC requires payment prior to transferring control of the goods. These amounts are classified as deferred revenue and recognized when control has transferred, which generally occurs within three months of receiving the payment.

When the Company enters into contracts with its customers, it generally expects there to be no significant timing difference between the date the goods have been delivered to the customer (satisfaction of the performance obligation) and the date cash consideration is received. Accordingly, there is no financing component to the Company’s arrangements with its customers.

Significant judgments

Determining the transaction price - The transaction price for MPC’s boats and accessories is the invoice price adjusted for dealer incentives. The Company utilizes the expected value method to estimate the variable consideration related to dealer incentives. Key inputs and assumptions in determining variable consideration includes:

•	Inputs: Current model year boat sales, total potential program incentive percentage, prior model year results of dealer incentive activity (i.e., incentive earned as a percentage of total incentive potential)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

•	Assumption: Current model year incentive activity will closely reflect prior model year actual results, adjusted as necessary for dealer purchasing trends or economic factors

Other - Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues

The following table disaggregates our sales by major source:

(in thousands)	2018	2017	2016
Boats and accessories	$294,537	$263,275	$237,403
Parts	4,079	4,041	3,927
Net sales	$298,616	$267,316	$241,330

The following table disaggregates our revenues between domestic and international:

(in thousands)	2018	2017	2016
Domestic	$279,175	$250,394	$220,139
International	19,441	16,922	21,191
Net sales	$298,616	$267,316	$241,330

Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2018	2017	2016
Products transferred at a point in time	$298,616	$267,316	$241,330
Products transferred over time	-	-	-
Net sales	$298,616	$267,316	$241,330

Contract balances -Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)	2018	2017
Deferred revenue	$496	$864

Substantially all of the amounts of deferred revenue as of December 31, 2018 and December 31, 2017 were recognized as sales during the following quarter, when control transferred.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2018	2017
(in thousands)
Trade receivables	$2,397	$1,377
Other	1,500	1,699
Total	3,897	3,076
Less: allowance for doubtful accounts	(25)	(25)
Net accounts receivable	$3,872	$3,051

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

NOTE 4: INVENTORIES

Inventories consist of the following:

December 31,	2018	2017
(in thousands)
Raw materials	$26,874	$20,116
Work in process	10,671	8,300
Finished goods	9,225	9,590
Total inventories	$46,770	$38,006

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

December 31,	Estimated Useful Lives	2018	2017
(in thousands)
Land	N/A	$878	$878
Buildings	7-40	19,705	19,611
Operating equipment and property	3-15	11,016	10,360
Furniture and fixtures	5-7	1,785	1,488
Vehicles	5-10	7,381	6,276
Gross property, plant and equipment		40,765	38,613
Less: accumulated depreciation		(26,213)	(24,395)
Net property, plant and equipment		$14,552	$14,218

Depreciation expense was $1,820,000 in 2018, $1,526,000 in 2017 and $1,382,000 in 2016. The Company’s accounts payable for purchases of property and equipment was immaterial as of December 31, 2018, December 31, 2017 and December 31, 2016.

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2018	2017
(in thousands)
Accrued payroll and related expenses	$3,257	$3,116
Accrued sales incentives and discounts	3,547	3,969
Accrued warranty costs	5,607	5,373
Deferred revenue	496	864
Other	587	677
Total accrued expenses and other liabilities	$13,494	$13,999

NOTE 7: INCOME TAXES

The Tax Cuts and Jobs Act (“the Act”), effective January 1, 2018, included a reduction to the US federal tax rate from 35 percent to 21 percent, adjustment of deferred tax assets and liabilities for the new corporate income tax rate, and adjustments to deductible compensation of our executive officers. Included among other international provisions, the Act provides for a deduction on certain qualifying income related to export sales of property or services referred to as Foreign Derived Intangible Income (“FDII”), and the elimination of the US manufacturing deduction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

In 2017, and the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118. In 2017, the Company recorded tax expense of $1.7 million related to the enactment-date effects of the Act that included adjusting deferred tax assets and liabilities for the new corporate income tax rate as well as accounting for the effects on executive compensation arrangements. In 2018, the Company adjusted the enactment-date provisional amounts by decreasing tax expense by $0.1 million. These adjustments were recorded as components of income tax expense from continuing operations.

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018 and as of December 31, 2018, has completed its accounting for all of the enactment-date income tax effects of the Act.

As of December 31, 2018, the Company has analyzed the provisions of the Act that have been in effect from January 1, 2018 forward and incorporated its best estimates of these provisions, within the annual effective tax rate for 2018. Additionally, the Company estimated a tax benefit associated with FDII of $128 thousand, which has been reflected in the 2018 tax expense. The FDII benefit is based on current guidance and is subject to change, based upon future guidance being issued, in addition to the refinement of the calculations to be completed in connection with the filing of the Company’s 2018 US federal income tax return.

The following table lists the components of the provision for income taxes:

Years ended December 31,	2018	2017	2016
(in thousands)
Current provision:
Federal	$6,173	$8,623	$7,263
State	616	546	261
Deferred (benefit) provision:
Federal	384	1,511	(507)
State	(6)	8	(355)
Total income tax provision	$7,167	$10,688	$6,662

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5	1.1	0.7
Research and experimentation credit	(0.8)	(0.8)	(1.0)
Tax-exempt interest	(0.1)	(0.2)	(0.4)
Tax-exempt loss (gain) on SERP assets	0.3	(0.6)	(1.3)
Manufacturing deduction	—	(3.0)	(3.0)
FDII deduction	(0.4)	—	—
Change in valuation allowance	(0.1)	(0.1)	(1.4)
Adjustments related to the Act	(0.3)	5.6	—
Adjustments related to vesting of restricted stock	(1.8)	(2.4)	—
Other	0.8	1.0	(0.1)
Effective tax rate	20.1%	35.6%	28.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2018	2017
(in thousands)
Deferred tax assets:
Warranty costs	$1,233	$1,182
Sales incentives and discounts	317	348
Stock-based compensation	667	611
Pension	1,337	1,406
Uniform capitalization	44	47
All others	515	479
State credits and NOL’s	3,382	6,124
Valuation allowance	(2,794)	(5,447)
Total deferred tax assets	4,701	4,750
Deferred tax liabilities:
Depreciation and amortization expense	(1,009)	(781)
Basis differences in joint venture	(367)	(320)
Net deferred tax assets	$3,325	$3,649

Total net income tax payments were $6,290,000 in 2018, $9,733,000 in 2017, and $6,546,000 in 2016. As of December 31, 2018, the Company had net operating loss carry forwards related to state income taxes of approximately $12.3 million and other state credits of approximately $3.5 million (gross) that will expire between 2020 and 2036. The Company does not have a valuation allowance related to net operating loss carryforwards due to implemented tax planning strategies. The Company has a valuation allowance against the corresponding deferred tax asset on all state tax credits because, at this time, the Company does not expect to utilize them.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2018 and 2017.

During 2018, the Company recognized an increase in its liability for unrecognized tax benefits related primarily to state income taxes, settlements, and voluntary disclosure agreements. The liability, if recognized, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Balance at January 1	$243,000	$15,000
Additions based on tax positions related to the current year	81,000	12,000
Additions for tax positions of prior years	69,000	216,000
Balance at December 31	$393,000	$243,000

It is reasonably possible that the amount of the unrecognized benefits with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements. However, quantification of an estimated range cannot be made at this time.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2015 through 2018 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	Pension Adjustment	Unrealized Gain (Loss) on Securities	Total
(in thousands)
Balance at December 31, 2016	$(2,151)	$(31)	$(2,182)
Change during 2017:
Before-tax amount	241	9	250
Tax expense	(85)	(3)	(88)
Reclassification adjustment, net of taxes
Amortization of net loss	59	—	59
Net realized gain	—	(19)	(19)
Total activity in 2017	215	(13)	202
Balance at December 31, 2017	$(1,936)	$(44)	$(1,980)
Change during 2018:
Before-tax amount	(390)	(20)	(410)
Tax benefit	85	4	89
Reclassification adjustment, net of taxes
Amortization of net loss	63	—	63
Net realized loss	—	63	63
Total activity in 2018	(242)	47	(195)
Balance at December 31, 2018	$(2,178)	$3	$(2,175)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

NOTE 9: FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$1,490	$—	$1,490	$—
Corporate Obligations	6,175	—	6,175	—
	$7,665	$—	$7,665	$—
Investments measured at Net Asset Value- Trading securities	$5,518

	Fair Value Measurements at December 31, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$13,031	$—	$13,031	$—
Corporate Obligations	—	—	—	—
	$13,031	$—	$13,031	$—
Investments measured at Net Asset Value- Trading securities	$6,031

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. The trading securities are comprised of SERP assets, as described in Note 11, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2018 there were no significant transfers in or out of levels 1, 2 or 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

There were no material repurchases of inventory under contractual agreements during 2018 or 2017. Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $15.0 million as of December 31, 2018. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.7 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $20.7 million as of December 31, 2018. This repurchase obligation risk is mitigated by the value of the boat repurchased.

Minimum annual operating lease obligations with terms in excess of one year, in effect at December 31, 2018, are summarized in the following table:

(in thousands)
2019	$55
2020	54
2021	52
2022	52
2023	10
Thereafter	—
Total rental commitments	$223

Total rent expense charged to operations was approximately $191,000 in 2018, $183,000 in 2017 and $181,000 in 2016.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $393,000 as of December 31, 2018 compared to $191,000 as of December 31, 2017.

Employment Agreements — The Company has an agreement with one employee, that provides for a monthly payment to the employee equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under this agreement totaled approximately $4,630,000 in 2018, $4,068,000 in 2017 and $4,202,000 in 2016 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

NOTE 11: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (“SERP”) - The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $5.9 million as of December 31, 2018 and $6.6 million as of December 31, 2017. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance underwriter, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $5,518,000 as of December 31, 2018 and $6,031,000 as of December 31, 2017. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading (losses) gains related to the SERP assets totaled ($544,000) in 2018, $470,000 in 2017 and $106,000 in 2016. The SERP liabilities are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

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

The Company’s fair value of the plan assets exceeded the projected benefit obligation for its Retirement Income Plan by $969,000 and thus the plan was over-funded as of December 31, 2018.

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2018	2017
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$5,833	$6,379

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$6,379	$6,083
Service cost	—	—
Interest cost	251	266
Actuarial loss	(554)	273
Benefits paid	(243)	(243)
Projected benefit obligation at end of year	$5,833	$6,379
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$6,722	$6,032
Actual return on plan assets	(447)	933
Employer contributions	770	—
Benefits paid	(243)	(243)
Fair value of plan assets at end of year	$6,802	$6,722
Funded status at end of year	$969	$343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

December 31,	2018	2017
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$969	$343
Current liabilities	—	—
Noncurrent liabilities	—	—
	$969	$343

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in other assets as of both December 31, 2018 and December 31, 2017.

December 31,	2018	2017
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF:
Net loss	$3,311	$2,997
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$3,311	$2,997

The accumulated benefit obligation for the Retirement Income Plan as of December 31, 2018 and 2017 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:

December 31,	2018	2017
(in thousands)
SERP liability	$(7,045)	$(6,732)
Funded status of Retirement Income Plan	—	—
Pension liabilities	$(7,045)	$(6,732)

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Contributions to the plan totaled $770,000 during 2018. There were no contributions to the plan during 2017.

The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2018	2017	2016
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	251	266	274
Expected return on plan assets	(501)	(415)	(406)
Amortization of net loss	81	91	84
	$(169)	$(58)	$(48)

The Company recognized a pre-tax increase to the funded status in accumulated other comprehensive income of $314,000 in 2018 compared to a pre-tax increase of $334,000 in 2017 and a pre-tax decrease of $390,000 in 2016. There were no previously unrecognized prior service costs during 2018, 2017 and 2016. The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

(in thousands)	2018	2017	2016
Net loss (gain)	$395	$(243)	$474
Amortization of net loss	(81)	(91)	(84)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive income	$314	$(334)	$390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2019 are as follows:

(in thousands)	2019
Amortization of net loss	$94
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$94

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2018	2017	2016
PROJECTED BENEFIT OBLIGATION:
Discount rate	4.65%	4.05%	4.50%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	4.05%	4.50%	4.75%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

The plan’s weighted average asset allocation at December 31, 2018 and 2017 by asset category along with the target allocation for 2019 are as follows:

Asset Category	Target Allocation for 2019	Percentage of Plan Assets as of December 31, 2018	Percentage of Plan Assets as of December 31, 2017
Cash and Cash Equivalents	0% - 3%	3.0%	2.9%
Domestic Equity Securities	0% - 40%	39.5	42.3
International Equity Securities	0% - 30%	19.0	20.7
Fixed Income Securities	15% - 100%	29.1	23.8
Investments measured at net asset value	0% - 12%	9.4	10.3
Total	100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. Although not required, the Company is currently evaluating its contribution to the pension plan during fiscal year 2019.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2018, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested and the valuation is based on significant non-observable inputs which do not have a readily determinable fair value. The valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

The following tables present our plan assets using the fair value hierarchy as of December 31, 2018 and 2017. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2018:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$202	$202	$—
Fixed Income Securities	(2)	1,979	—	1,979
Domestic Equity Securities	(3)	2,693	993	1,700
International Equity Securities	(4)	1,290	—	1,290
Total Assets in the Fair Value Hierarchy		$6,164	$1,195	$4,969
Investments Measured at Net Asset Value		638
Investments at Fair Value		$6,802

Fair Value Hierarchy as of December 31, 2017:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$192	$192	$—
Fixed Income Securities	(2)	1,601	—	1,601
Domestic Equity Securities	(3)	2,844	1,047	1,797
International Equity Securities	(4)	1,394	—	1,394
Total Assets in the Fair Value Hierarchy		$6,031	$1,239	$4,792
Investments Measured at Net Asset Value		691
Investments at Fair Value		$6,722

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2019	$301
2020	294
2021	298
2022	295
2023	309
2024-2028	$1,704

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. This plan allows employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. The Company matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the 401(k) plan. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $319,000 in 2018, $317,000 in 2017 and $270,000 in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

Effective January 1, 2019, the Company makes 100 percent matching contributions for each dollar of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation and fifty cents for each dollar of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation.

Stock Incentive Plan— The Company reserved 3,000,000 shares of common stock under the 2015 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2015 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2018, there were approximately 1,871,700 shares available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was approximately $2,089,000 ($1,629,000 after tax) for 2018, $2,682,000 ($1,729,000 after tax) for 2017 and $2,624,000 ($1,692,000 after tax) for 2016.

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

There were no options exercised in 2018 and there have been no stock options outstanding since December 31, 2015. There was no tax benefit associated with the exercise of non-qualified stock options during 2018, 2017 or 2016.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2018	1,040,800	$7.76
Granted	193,500	13.97
Vested	(283,790)	6.45
Forfeited	(2,800)	8.54
Non-vested shares at December 31, 2018	947,710	$9.41

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2017	1,200,900	$6.58
Granted	202,400	13.39
Vested	(344,250)	6.92
Forfeited	(18,250)	8.47
Non-vested shares at December 31, 2017	1,040,800	7.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marine Products Corporation and Subsidiaries
Years ended December 31, 2018, 2017 and 2016

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $13.97 in 2018, $13.39 in 2017 and $5.77 in 2016. The total fair value of shares vested was approximately $4,289,000 in 2018, $4,432,000 in 2017 and $2,686,000 during 2016.

For the year ending December 31, 2018 approximately $645,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately 718,000 as of December 31, 2017.

Other Information— As of December 31, 2018 total unrecognized compensation cost related to non-vested restricted shares was approximately $7,073,000 which is expected to be recognized over a weighted-average period of 3.2 years.

NOTE 12: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $873,000 in 2018, $849,000 in 2017 and $739,000 in 2016. The Company’s payable due to RPC for these services was $28,000 as of December 31, 2018 and $47,000 as of December 31, 2017. Many of the Company’s directors are also directors of RPC and all of the Company’s executive officers are employees of both the Company and RPC.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2016, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $159,000 in 2018 and $157,000 in 2017 and 2016 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2018, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

As of the end of the period covered by this report, December 31, 2018 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 29 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2018 and issued a report thereon which is included on page 30 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2019 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2019 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

Marine Products has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s website at www.marineproductscorp.com. Copies are also available at no extra charge by writing to Attn: Human Resources, Marine Products Corporation, 2801 Buford Highway, Suite 520, Atlanta, Georgia 30329. Marine Products intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2019 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2019 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2018.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	—	$—	1,871,700	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,871,700

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 10: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2019 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2019 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2019 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.6	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).

10.7	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).

10.8	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).

10.9	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).

10.10	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).

10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.12	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.13	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2014) ..

10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).

10.15	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2013).

10.16	Summary of compensation arrangements with non-employee directors.

10.17	2015 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2015).

10.18	Marine Products Corporation Cash Based Incentives (Discretionary) Acknowledgement of Cash Based Incentives for Executive Officers (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on February 28, 2018).

Exhibits (inclusive of item 3 above):

Exhibit
Number	Description
3.1	(A) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).
(B) Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K filed on June 9, 2005).
3.2	Amended and Restated Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on July 31, 2015).
4	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 3, 2001).
10.1	Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on February 13, 2001).
10.2	Employee Benefits Agreement, dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on February 13, 2002).
10.3	Transition Support Services Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13, 2001).
10.4	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.6	Form of stock option grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 21, 2003).
10.7	Form of performance restricted stock grant agreement under the 2001 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 21, 2003).
10.8	Form of stock option grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2004).
10.9	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.10	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.12	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.13	Performance Based Compensation Agreement between James A. Lane, Jr. and Chaparral Boats, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 26, 2013).
10.14	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
10.15	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2013).
10.16	Summary of compensation arrangements with non-employee directors.
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.18	Marine Products Corporation Cash Based Incentives (Discretionary) Acknowledgement of Cash Based Incentives for Executive Officers (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on February 28, 2017).
21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	February 28, 2019
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Vice President, Chief Financial Officer and Corporate Secretary	February 28, 2019
Ben M. Palmer	(Principal Financial and Accounting Officer)

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
February 28, 2019

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2018, 2017 and 2016
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Write-Offs)/ Recoveries	Balance at End of Period
Year ended December 31, 2018
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$5,447	$—	$(2,653)	$2,794
Year ended December 31, 2017
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$4,525	$922	$—	$5,447
Year ended December 31, 2016
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$4,694	$—	$(169)	$4,525

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2018
Net sales	$77,536	$87,006	$72,012	$62,062
Gross profit	17,651	19,472	16,183	13,017
Net income (b)	7,609	8,990	7,161	4,728
Earnings per share — basic (a)	0.22	0.26	0.21	0.14
Earnings per share — diluted (a)	$0.22	$0.26	$0.21	$0.14

2017
Net sales	$71,040	$71,484	$59,201	$65,591
Gross profit	14,906	16,287	13,461	14,366
Net income	5,261	6,119	4,564	3,356
Earnings per share — basic (a)	0.15	0.18	0.13	0.10
Earnings per share — diluted (a)	$0.15	$0.18	$0.13	$0.10

(a)	The sum of the earnings per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

