Form 10-Q
period 2019-03-31
MARINE PRODUCTS CORP
filed 2019-05-02
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION

(exact name of registrant as specified in its charter)

Delaware	58-2572419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 520, Atlanta, Georgia 30329

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code — (404) 321-7910

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.10	MPX	New York Stock Exchange

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

As of April 19, 2019, Marine Products Corporation had 34,125,173 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(In thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS		(Note 1)

Cash and cash equivalents	$18,347	$8,745
Marketable securities	-	2,966
Accounts receivable, net of allowance for doubtful accounts of $20 in 2019 and $25 in 2018	9,894	3,872
Inventories	47,824	46,770
Income taxes receivable	452	452
Prepaid expenses and other current assets	1,127	1,795
Total current assets	77,644	64,600
Property, plant and equipment, net of accumulated depreciation of $26,702 in 2019 and $26,213 in 2018	15,155	14,552
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	-	4,699
Deferred income taxes	3,427	3,325
Other assets	10,795	9,931
Total assets	$110,794	$100,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$12,417	$4,673
Accrued expenses and other liabilities	15,496	13,494
Total current liabilities	27,913	18,167
Pension liabilities	8,073	7,045
Other long-term liabilities	578	456
Total liabilities	36,564	25,668
Common stock	3,413	3,433
Retained earnings	73,382	73,954
Accumulated other comprehensive loss	(2,565)	(2,175)
Total stockholders' equity	74,230	75,212
Total liabilities and stockholders' equity	$110,794	$100,880

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2019	2018

Net sales	$83,053	$77,536
Cost of goods sold	64,354	59,885
Gross profit	18,699	17,651
Selling, general and administrative expenses	9,831	8,618
Operating income	8,868	9,033
Interest income	57	33
Income before income taxes	8,925	9,066
Income tax provision	1,456	1,457
Net income	$7,469	$7,609

Earnings per share
Basic	$0.22	$0.22
Diluted	$0.22	$0.22

Dividends paid per share	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018

Net income	$7,469	$7,609

Other comprehensive income, net of taxes:
Pension adjustment	17	19
Unrealized gain on debt securities, net of reclassification adjustments	7	7

Comprehensive income	$7,493	$7,635

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended March 31, 2019
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2018	34,328	$3,433	$-	$73,954	$(2,175)	$75,212
Adoption of accounting standard (Note 2)	—	—	—	414	(414)	—
Stock issued for stock incentive plans, net	141	14	524	—	—	538
Stock purchased and retired	(344)	(34)	(524)	(4,338)	—	(4,896)
Net income	—	—	—	7,469	—	7,469
Pension adjustment, net of taxes	—	—	—	—	17	17
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	7	7
Dividends paid	—	—	—	(4,117)	—	(4,117)

Balance, March 31, 2019	34,125	$3,413	$-	$73,382	$(2,565)	$74,230

	Three months ended March 31, 2018
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2017	34,572	$3,457	$-	$68,127	$(1,980)	$69,604
Stock issued for stock incentive plans, net	194	20	496	—	—	516
Stock purchased and retired	(200)	(20)	(496)	(2,419)	—	(2,935)
Net income	—	—	—	7,609	—	7,609
Pension adjustment, net of taxes	—	—	—	—	19	19
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	7	7
Dividends paid	—	—	—	(3,465)	—	(3,465)

Balance, March 31, 2018	34,566	$3,457	$-	$69,852	$(1,954)	$71,355

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$7,469	$7,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	505	417
(Accretion) of discount/amortization of premium related to marketable securities, net	(5)	87
Stock-based compensation expense	538	516
Deferred income tax (benefit)/provision	(109)	129
(Increase) decrease in assets:
Accounts receivable	(6,022)	(4,761)
Inventories	(1,054)	(6,034)
Prepaid expenses and other current assets	668	784
Income taxes receivable	-	(406)
Other non-current assets	(651)	(2)
Increase (decrease) in liabilities:
Accounts payable	7,744	7,636
Accrued expenses and other liabilities	1,956	1,562
Other long-term liabilities	1,005	(27)
Net cash provided by operating activities	12,044	7,510

INVESTING ACTIVITIES
Capital expenditures	(1,108)	(309)
Purchases of marketable securities	(299)	(3,581)
Sales of marketable securities	7,530	4,675
Maturities of marketable securities	448	350
Net cash provided by investing activities	6,571	1,135

FINANCING ACTIVITIES
Payment of dividends	(4,117)	(3,465)
Cash paid for common stock purchased and retired	(4,896)	(2,935)
Net cash used for financing activities	(9,013)	(6,400)

Net increase in cash and cash equivalents	9,602	2,245
Cash and cash equivalents at beginning of period	8,745	7,684
Cash and cash equivalents at end of period	$18,347	$9,929

Supplemental information:
Income tax payments, net	$1,446	$1,556

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products,” the “Company” or “MPC”) on Form 10-K for the year ended December 31, 2018.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards:

•	Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted ASC 842, Leases and all the related amendments (“new lease standard”) on January 1, 2019 by recognizing on its balance sheet, a right-of-use asset and lease liabilities each totaling approximately $200 thousand, for all of its leases with terms greater than 12 months. The Company adopted the standard on January 1, 2019 using the optional transition method with no cumulative-effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows. See “Leases” in the Notes to Consolidated Financial Statements for expanded disclosures.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the standard in the first quarter of 2019 and adoption did not have a material impact on its consolidated financial statements, since the Company changed its investment strategy in the first quarter of 2019 and no longer holds investments in callable debt securities.

•	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The Company adopted the standard in the first quarter of 2019 and elected to reclassify approximately $414 thousand of stranded tax effects related to its pension plan and unrealized gain on its available-for-sale debt securities from AOCI to retained earnings.

•	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The Company adopted these provisions in the first quarter of 2019 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2020 and later:

•	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration to be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The provisions may be applied prospectively or retrospectively. The amendments are effective starting in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

3.	NET SALES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Boats and accessories	$82,065	$76,655
Parts	988	881
Net sales	$83,053	$77,536

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Products transferred at a point in time	$83,053	$77,536
Products transferred over time	-	-
Net sales	$83,053	$77,536

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Deferred revenue	$612	$496	$1,315	$864

Substantially all of the amounts of deferred revenue disclosed above as of December 31, 2017 and December 31, 2018 were recognized as sales during the immediately following quarters, respectively, when control transferred.

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

	Three months ended March 31,
(In thousands)	2019	2018
Net income available for stockholders:	$7,469	$7,609
Less: Adjustments for earnings attributable to participating securities	(183)	(212)
Net income used in calculating earnings per share	$7,286	$7,397

Weighted average shares outstanding (including participating securities)	34,243	34,607
Adjustment for participating securities	(872)	(986)
Shares used in calculating basic and diluted earnings per share	33,371	33,621

5.	STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2019, there were approximately 1,730,900 shares available for grant.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for the three months ended March 31, 2019 and 2018 were as follows:

Restricted Stock

(in thousands)	Three months ended March 31,
	2019	2018
Pre – tax cost	$538	$516
After tax cost	$420	$402

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2019:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2018	947,710	$9.41
Granted	141,600	17.21
Vested	(248,770)	7.64
Forfeited	(1,000)	5.90
Non-vested shares at March 31, 2019	839,540	$11.26

The total fair value of shares vested was approximately $3,701,000 during the three months ended March 31, 2019 and approximately $4,121,000 during the three months ended March 31, 2018.

Other Information

As of March 31, 2019, total unrecognized compensation cost related to non-vested restricted shares was approximately $8,972,000. This cost is expected to be recognized over a weighted-average period of 2.7 years.

For the three months ended March 31, 2019, approximately $418,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $545,000 as of March 31, 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	MARKETABLE SECURITIES

During the first quarter of 2019, the Company changed its investment strategy and as of March 31, 2019, no longer held investments in marketable securities. The Company held investments in marketable securities for a short duration in the first quarter of 2019. During 2018, Marine Products’ marketable securities were held with a large, well-capitalized financial institution. Management determined the appropriate classification of debt securities at the time of purchase and reevaluated such designations as of each balance sheet date. Debt securities were classified as available-for-sale because the Company did not have the intent to hold the securities to maturity. Available-for-sale debt securities were stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold was based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale debt securities have been included in interest income.

The net realized gains (losses) and the reclassification of net realized gains (losses) from other comprehensive income are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Net realized gain (loss)	$4	$(19)
Reclassification of net realized gains (losses) from other comprehensive income	$4	$(19)

Gross unrealized gains (losses) on marketable securities are as follows:

	March 31, 2019		December 31, 2018
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$-	$-	$2	$(2)
Corporate Obligations	-	-	1	(10)
	$-	$-	$3	$(12)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no available-for-sale debt securities as of March 31, 2019. The amortized cost basis, fair value and net unrealized gains on the available-for-sale debt securities as of December 31, 2018 are as follows:

	December 31, 2018
Type of Securities	Amortized Cost Basis	Fair Value	Net Unrealized Losses
(in thousands)
Municipal Obligations	$1,490	$1,490	$-
Corporate Obligations	6,184	6,175	(9)
Total	$7,674	$7,665	$(9)

7.	WARRANTY COSTS AND OTHER CONTINGENCIES

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

An analysis of the warranty accruals for the three months ended March 31, 2019 and 2018 is as follows:

(in thousands)	2019	2018
Balance at beginning of period	$5,607	$5,373
Less: Payments made during the period	(950)	(689)
Add: Warranty provision for the period	1,044	981
Changes to warranty provision for prior periods	65	38
Balance at March 31	$5,766	$5,703

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with first party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the first party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory under contractual agreements during the three months ended March 31, 2019 and March 31, 2018.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by first-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $15.4 million as of March 31, 2019. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.1 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $19.5 million as of March 31, 2019.

8.	BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials and supplies	$27,686	$26,874
Work in process	10,640	10,671
Finished goods	9,498	9,225
Total inventories	$47,824	$46,770

10.	INCOME TAXES

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

Income tax provision for the first quarter of 2019 reflects an effective tax rate of 16.3 percent, compared to an effective tax rate of 16.1 percent for the comparable period in the prior year. The slight increase in effective rate in the first quarter of 2019 is primarily due to investment gains as compared to investment losses in the same period in 2018. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends and liabilities related to state income taxes.

11.	EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit (credit) cost and related components for the plan:

(in thousands)	Three months ended March 31,
	2019	2018
Interest cost	$64	$63
Expected return on plan assets	(117)	(125)
Amortization of net losses	22	20
Net periodic benefit (credit)	$(31)	$(42)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company did not make a contribution to this plan during the three months ended March 31, 2019.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are stated at fair value and totaled approximately $6,119,000 as of March 31, 2019 and $5,518,000 as of December 31, 2018. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains related to the SERP assets totaled approximately $590,000 during the three months ended March 31, 2019, compared to trading losses of approximately $92,000 during the three months ended March 31, 2018.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no available-for-sale dent securities as of March 31, 2019. The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2019 and December 31, 2018.

Fair Value Measurements at March 31, 2019 with:

(in thousands)	Total

Assets:
Investments measured at Net Asset Value - Trading securities	$6,119

	Fair Value Measurements at December 31, 2018 with:

(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$1,490	$—	$1,490	$—
Corporate Obligations	6,175	—	6,175	—
	$7,665	$—	$7,665	$—
Investments measured at Net Asset Value - Trading securities	$5,518

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

(in thousands)	Pension Adjustment	Unrealized Loss On Securities	Total
Balance at December 31, 2018	$(2,178)	$3	$(2,175)
Change during the period ended March 31, 2019:
Before-tax amount	_	13	13
Tax provision	_	(3)	(3)
Adoption of account standard (Note 2)	(404)	(10)	(414)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	17	-	17	s
Net realized gain (2)	-	(3)	(3)
Total activity for the period	(387)	(3)	(390)
Balance at March 31, 2019	$(2,565)	$-	$(2,565)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Pension Adjustment	Unrealized Gain On Securities	Total
Balance at December 31, 2017	$(1,936)	$(44)	$(1,980)
Change during the period ended March 31, 2018:
Before-tax amount	-	(10)	(10)
Tax provision	-	2	2
Reclassification adjustment, net of taxes
Amortization of net loss (1)	19	-	19
Net realized loss (2)	-	15	15
Total activity for the period	19	7	26
Balance at March 31, 2018	$(1,917)	$(37)	$(1,954)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

14.	LEASES

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 and recognized leases with duration greater than 12 months on the balance sheet using the modified retrospective approach. Prior year financial statements have not been restated and therefore those amounts are not presented below. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed for a carry-forward of the historical lease classification. For leases with terms greater than 12 months, the Company has recorded the related Right-Of-Use asset and liability at the present value of lease payments over the term. Renewal options have been factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return.

The Company’s lease population consists primarily of office equipment. The Company does not have any finance leases. The Company determines at contract inception, if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company has elected not to separate non-lease components from lease components for its leases. Variable lease payments are recognized as expense when incurred.

As of March 31, 2019, the Company had no operating leases that had not yet commenced.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

(in thousands)	Classification on the Consolidated Balance Sheet	March 31, 2019
Assets:
Operating lease right-of-use assets	Other assets	$193

Liabilities:
Current maturities of operating leases	Accrued expenses and other liabilities	$46
Long-term operating lease liabilities	Other long-term liabilities	145
Total lease liabilities		$191

Lease Costs:

The components of lease expense for the period are reported as follows:

(in thousands)	Classification on the Consolidated Statements of Operations	Three months ended March 31, 2019
Operating lease cost	Selling, general and administrative expenses	$13
Short-term lease cost	Selling, general and administrative expenses	1
Total lease cost		$14

Other information:

Cash paid for amounts included in the measurement of lease liabilities –operating leases (in thousands)	$11
Weighted average remaining lease term –operating leases	4.2	years
Weighted average discount rate – operating leases	3.68%

Lease Commitments:

Future minimum lease payments at March 31, 2019 were as follows:

Maturity of lease liabilities (in thousands)	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$41
2020	52
2021	52
2022	52
2023	10
Thereafter	-
Total lease payments	207
Less: Amounts representing interest	(16)
Present value of lease liabilities	$191

15.	SUBSEQUENT EVENT

On April 23, 2019, the Board of Directors approved a $0.12 per share cash dividend payable June 10, 2019 to stockholders of record at the close of business May 10, 2019.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marine Products Corporation, through our wholly owned subsidiaries Chaparral and Robalo, is a leading manufacturer of recreational fiberglass powerboats. Our sales and profits are generated by selling the products that we manufacture to a network of independent dealers who in turn sell the products to retail customers. These dealers are located throughout the continental United States and in several international markets. Many of these dealers finance their inventory through first-party floorplan lenders, who pay Marine Products generally within twelve days after delivery of the products to the dealers.

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

Our net sales were higher during the first quarter of 2019 compared to the first quarter of 2018 primarily due to an increase in average selling prices coupled with an increase in parts and accessory sales, partially offset by a decrease in unit sales.

Operating income decreased 1.8 percent during the first quarter of 2019 compared to the same period in the prior year primarily due to higher selling, general and administrative expenses, partially offset by higher gross profit. Selling, general and administrative expenses increased primarily due to expenses that increase with higher sales as well as higher research and development expenses which support new product development. Dealer inventory in units as of March 31, 2019 was higher than at the end of the fourth quarter of 2018 and slightly higher than at the end of the first quarter of 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OUTLOOK

The discussion of the outlook for 2019 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

We believe that recreational boating retail demand in many segments of the industry will remain stable during 2019. Positive factors influencing recreational boat demand include strong consumer confidence and a robust U.S. employment market, as well as a favorable financing environment for boat dealers and consumers. These positive factors are offset by potential weakness in residential real estate markets, the negative impact of recent stock market fluctuations, and slightly higher interest rates. These weaknesses may have impacted attendance at the 2019 retail boat shows, which was slightly lower in 2019 than in 2018.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2012. Fluctuations in fuel prices can impact our industry, although they were relatively stable in 2018 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 37 percent of the Company’s unit sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products as well as other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2019 model year which began on July 1, 2018. We continue to emphasize the Surf Series line of Chaparral models, our larger Chaparral SSX models, and our larger Robalo models. In addition, we generated our first sales of Chaparral’s 300 OSX Bowriders. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. We plan to continue to develop and produce additional new products for subsequent model years. Marine Products expects to benefit from the Tax Cuts and Jobs Act (“Tax Reform”) enacted during the fourth quarter of 2017. Marine Products estimates that its annual effective tax rate for 2019 will be in the low 20 percent range. Since Marine Products believes that it will generate continued positive financial results, the Company believes that it will benefit from this lower tax rate through increased earnings in 2019.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Total number of boats sold	1,382	1,483
Average gross selling price per boat (in thousands)	$52.6	$45.8
Net sales (in thousands)	$83,053	$77,536
Percentage of cost of goods sold to net sales	77.5%	77.2%
Gross profit margin percent	22.5%	22.8%
Percentage of selling, general and administrative expenses to net sales	11.8%	11.1%
Operating income (in thousands)	$8,868	$9,033
Warranty expense (in thousands)	$1,109	$1,019

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Net sales for the three months ended March 31, 2019 increased $5.5 million or 7.1 percent compared to the same period in 2018. The change in net sales during the quarter compared to the prior year was due primarily to a 14.8 percent increase in the average selling price per boat partially offset by a 6.8 percent decrease in the number of units sold. The increase in the average selling price per boat is primarily due to a model mix which included larger boats, such as our new 300 OSX Bowrider, as well as several of our larger Robalo models. The decrease in unit sales was primarily due to a decrease in sales of our smaller boats. In the first quarter of 2019, net sales outside of the United States accounted for 7.4 percent of net sales compared to 7.7 percent of net sales in the first quarter of 2018. International sales remain low primarily due to the recently imposed tariffs on boat imports by Canada, Mexico and the European Union, coupled with the strong U.S. dollar. Domestic net sales increased 7.5 percent to $76.9 million and international sales increased 2.1 percent to $6.1 million compared to the first quarter of the prior year.

Cost of goods sold for the three months ended March 31, 2019 was $64.4 million compared to $59.9 million for the comparable period in 2018, an increase of $4.5 million or 7.5 percent. Cost of goods sold increased slightly to 77.5 percent of net sales for the three months ended March 31, 2019 from 77.2 percent of net sales for the comparable period in 2018, primarily due to increased labor cost, partially offset by a favorable model mix.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three months ended March 31, 2019 were $9.8 million compared to $8.6 million for the comparable period in 2018, an increase of $1.2 million or 14.1 percent. This increase was primarily due to expenses that increase due to higher sales, as well as higher research and development expenses. Selling, general and administrative expenses as a percentage of net sales increased to 11.8 percent in the first quarter of 2019 from 11.1 percent in the first quarter of 2018 primarily due to the increased research and development expenses to support new product development.

Operating income for the three months ended March 31, 2019 decreased $0.2 million or 1.8 percent compared to the same period in 2018 primarily due to an increase in selling, general and administrative expenses partially offset by an increase in gross profit.

Interest income for the three months ended March 31, 2019 increased $24 or 72.7 percent compared to the prior year primarily due to a higher return.

Income tax provision for the first quarter of 2019 reflects an effective tax rate of 16.3 percent, compared to an effective tax rate of 16.1 percent for the comparable period in the prior year. The slight increase in effective rate in the first quarter of 2019 is primarily due to investment gains as compared to investment losses in the same period in 2018. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends and liabilities related to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2019 were $18.3 million compared to $8.7 million at December 31, 2018. The increase in cash and cash equivalents is due to a change in investment strategy to no longer hold investments in marketable securities. The aggregate of short-term and long-term marketable securities was $7.7 million at December 31, 2018.

The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2019	2018

Net cash provided by operating activities	$12,044	$7,510
Net cash provided by investing activities	6,571	1,135
Net cash used for financing activities	$(9,013)	$(6,400)

Cash provided by operating activities for the three months ended March 31, 2019 increased $4.5 million compared to the comparable period in 2018. This increase is primarily due to a favorable change in working capital, as described in more detail below, partially offset by a slight decrease in net income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The major components of the net favorable change in working capital were as follows: a favorable change of $5.0 million in inventories primarily due to the timing of shipments of finished boats; a $1.0 million favorable change in other long-term liabilities; and a $1.3 million unfavorable change in accounts receivable, primarily due to timing of receipts.

Cash provided by investing activities for the three months ended March 31, 2019 was approximately $6.6 million compared to $1.1 million provided by investing activities for the same period in 2018. The increase in cash provided by investing activities is primarily due to increased net sales of marketable securities in the current period, partially offset by an increase in capital expenditures.

Cash used for financing activities for the three months ended March 31, 2019 increased approximately $2.6 million compared to the three months ended March 31, 2018 primarily due an increase in open market share repurchases in 2019 coupled with a 20 percent increase in the quarterly common stock cash dividend paid.

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

Cash Requirements

The Company currently expects that capital expenditures during 2019 will be approximately $2.7 million, of which $1.1 million has been spent through March 31, 2019.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not make a cash contribution to this plan in the first quarter of 2019, and does not expect to make any additional contributions for the remainder of 2019.

As of March 31, 2019, the Company has repurchased a total of 6,341,888 shares in the open market under the Company stock repurchase program, which began in 2002. There are 1,908,112 shares that remain available for repurchase under the current authorization. There were 263,805 shares repurchased under this program during the three months ended March 31, 2019.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various first-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the first-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory under contractual agreements during the three months ended March 31, 2019 and March 31, 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the first-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $15.4 million as of March 31, 2019. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $19.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $4.1 million as of March 31, 2019.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $219 thousand for the three months ended March 31, 2019 and approximately $241 thousand for the three months ended March 31, 2018.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in the critical accounting policies since year-end.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During 2018, the costs of several of these raw materials have increased slightly. In addition, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand and limited supplier capacity. As a result, it is possible the Company will incur higher materials purchase costs for the remainder of 2019. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats. Furthermore, the costs of these raw materials remain volatile, and may decrease in the future.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. During 2018, inflation in the general economy began to increase, and general market interest rates have increased as well. If these trends continue during 2019, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance their boat purchases.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our belief that recreational boating retail demand in many segments of the industry will remain stable in 2019; our belief that fluctuations in fuel prices have not recently impacted sales; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the Surf Series line of Chaparral boats, our larger SSX models and our larger Robalo models and our belief that these boat models will expand the our customer base and leverage our strong dealer network and reputation for quality and styling; our plans to continue to develop and additional new products for subsequent model years; our belief that the annual effective tax rate will be in the low 20 percent range; our belief that we will generate continued positive financial results and that we will benefit from the lower tax rate through increased earnings in 2019; our belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations about capital expenditures during 2019; our expectation about contributions to its pension plan in 2019; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material adverse effect on the financial position or results of operations of Marine Products.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and recent U.S. Government action concerning tariffs on goods; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, such as hydrocarbon feedstocks, copper, and steel, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership and prospective buyers may choose to forego or delay boat purchases; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The Company does not undertake to update its forward-looking statements. forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The Company does not undertake to update its forward-looking statements.

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

As of the end of the period covered by this report, March 31, 2019 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. For example, retaliatory tariffs have recently been imposed on U.S. manufactured products by countries such as Canada and Mexico and countries in the European Union in response to U.S. tariffs on imported steel and aluminum from these countries. These and other potential tariffs could weaken international sales. We expect these and other tariffs to impact material costs in future quarters, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the first quarter of 2019 are as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
January 1, 2019 to January 31, 2019	116,076	$14.76	35,968	2,135,949

Month #2
February 1, 2019 to February 28, 2019	159,074	13.99	159,074	1,976,875

Month #3
March 1, 2019 to March 31, 2019	68,763	13.91	68,763	1,908,112
Totals	343,913	$14.24	263,805	1,908,112

(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of March 31, 2019, a total of 6,341,888 shares have been repurchased in the open market and there are 1,908,112 shares that remain available under this authorization for repurchase. Under this program which does not have a predetermined expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 6.	Exhibits

	Exhibit Number	Description

	3.1(a)	Marine Products Corporation Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	3.1(b)	Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 9, 2005).

	3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2015).

	4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

	31.1	Section 302 certification for Chief Executive Officer

	31.2	Section 302 certification for Chief Financial Officer

	32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 2, 2019	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 2, 2019	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

