Form 10-Q
period 2019-06-30
MARINE PRODUCTS CORP
filed 2019-07-31
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION

(exact name of registrant as specified in its charter)

Delaware	58-2572419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 300, Atlanta, Georgia 30329

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code -- (404) 321-7910

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.10	MPX	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of July 19, 2019, Marine Products Corporation had 34,045,854 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(In thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS		(Note 1)

Cash and cash equivalents	$12,967	$8,745
Marketable securities	—	2,966
Accounts receivable, net of allowance for doubtful accounts of $20 in 2019 and $25 in 2018	14,752	3,872
Inventories	50,904	46,770
Income taxes receivable	122	452
Prepaid expenses and other current assets	1,389	1,795
Total current assets	80,134	64,600
Property, plant and equipment, net of accumulated depreciation of $27,224 in 2019 and $26,213 in 2018	15,244	14,552
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	—	4,699
Deferred income taxes	3,688	3,325
Other assets	11,015	9,931
Total assets	$113,854	$100,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$9,265	$4,673
Accrued expenses and other liabilities	16,199	13,494
Total current liabilities	25,464	18,167
Pension liabilities	8,770	7,045
Other long-term liabilities	544	456
Total liabilities	34,778	25,668
Common stock	3,404	3,433
Retained earnings	78,220	73,954
Accumulated other comprehensive loss	(2,548)	(2,175)
Total stockholders’ equity	79,076	75,212
Total liabilities and stockholders’ equity	$113,854	$100,880

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net sales	$88,696	$87,006	$171,749	$164,542
Cost of goods sold	68,272	67,534	132,626	127,419
Gross profit	20,424	19,472	39,123	37,123
Selling, general and administrative expenses	9,045	8,321	18,876	16,939
Operating income	11,379	11,151	20,247	20,184
Interest income	95	85	152	118
Income before income taxes	11,474	11,236	20,399	20,302
Income tax provision	2,101	2,246	3,557	3,703
Net income	$9,373	$8,990	$16,842	$16,599

Earnings per share
Basic	$0.27	$0.26	$0.49	$0.48
Diluted	$0.27	$0.26	$0.49	$0.48

Dividends paid per share	$0.12	$0.10	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$9,373	$8,990	$16,842	$16,599

Other comprehensive income, net of taxes:
Pension adjustment	17	15	34	34
Unrealized gain on securities, net of reclassification adjustments	—	9	7	16

Comprehensive income	$9,390	$9,014	$16,883	$16,649

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2019
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2018	34,328	$3,433	$—	$73,954	$(2,175)	$75,212
Adoption of accounting standard (Note 2)	—	—	—	414	(414)	—
Stock issued for stock incentive plans, net	141	14	524	—	—	538
Stock purchased and retired	(344)	(34)	(524)	(4,338)	—	(4,896)
Net income	—	—	—	7,469	—	7,469
Pension adjustment, net of taxes	—	—	—	—	17	17
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	7	7
Dividends paid	—	—	—	(4,117)	—	(4,117)
Balance, March 31, 2019	34,125	$3,413	$—	$73,382	$(2,565)	$74,230
Stock issued for stock incentive plans, net	(11)	(1)	545	—	—	544
Stock purchased and retired	(69)	(8)	(545)	(443)	—	(996)
Net income	—	—	—	9,373	—	9,373
Pension adjustment, net of taxes	—	—	—	—	17	17
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—
Dividends paid	—	—	—	(4,092)	—	(4,092)
Balance, June 30, 2019	34,045	$3,404	$—	$78,220	$(2,548)	$79,076

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2018
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2017	34,572	$3,457	$—	$68,127	$(1,980)	$69,604
Stock issued for stock incentive plans, net	194	20	496	—	—	516
Stock purchased and retired	(200)	(20)	(496)	(2,419)	—	(2,935)
Net income	—	—	—	7,609	—	7,609
Pension adjustment, net of taxes	—	—	—	—	19	19
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	7	7
Dividends paid	—	—	—	(3,465)	—	(3,465)
Balance, March 31, 2018	34,566	$3,457	$—	$69,852	$(1,954)	$71,355
Stock issued for stock incentive plans, net	(1)	(1)	529	—	—	528
Stock purchased and retired	(17)	(1)	(529)	259	—	(271)
Net income	—	—	—	8,990	—	8,990
Pension adjustment, net of taxes	—	—	—	—	15	15
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	9	9
Dividends paid	—	—	—	(3,455)	—	(3,455)
Balance, June 30, 2018	34,548	$3,455	—	$75,646	$(1,930)	$77,171

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$16,842	$16,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,027	849
(Accretion) of discount/amortization of premium related to marketable securities, net	(5)	152
Stock-based compensation expense	1,082	1,044
Deferred income tax (benefit)/provision	(375)	253
(Increase) decrease in assets:
Accounts receivable	(10,880)	(5,471)
Inventories	(4,134)	497
Prepaid expenses and other current assets	406	(6,925)
Income taxes receivable	330	603
Other non-current assets	(860)	(996)
Increase (decrease) in liabilities:
Accounts payable	4,592	9,244
Accrued expenses and other liabilities	2,659	537
Other long-term liabilities	1,679	1,730
Net cash provided by operating activities	12,363	18,116

INVESTING ACTIVITIES
Capital expenditures	(1,719)	(721)
Purchases of marketable securities	(299)	(12,350)
Sales of marketable securities	7,530	5,714
Maturities of marketable securities	448	1,188
Net cash provided by (used for) investing activities	5,960	(6,169)

FINANCING ACTIVITIES
Payment of dividends	(8,209)	(6,920)
Cash paid for common stock purchased and retired	(5,892)	(3,206)
Net cash used for financing activities	(14,101)	(10,126)

Net increase in cash and cash equivalents	4,222	1,821
Cash and cash equivalents at beginning of period	8,745	7,684
Cash and cash equivalents at end of period	$12,967	$9,505

Supplemental information:
Income tax payments, net	$3,526	$2,709

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

2.    RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards:

●	Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted ASC 842, Leases and all the related amendments (“new lease standard”) on January 1, 2019 by recognizing on its balance sheet, a right-of-use asset and lease liabilities each totaling approximately $200 thousand, for all of its leases with terms greater than 12 months. The Company adopted the standard on January 1, 2019 using the optional transition method with no cumulative-effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows. See “Leases” in the Notes to Consolidated Financial Statements for expanded disclosures.
●	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the standard in the first quarter of 2019 and adoption did not have a material impact on its consolidated financial statements, since the Company changed its investment strategy in the first quarter of 2019 and no longer holds investments in callable debt securities.
●	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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
●	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The Company adopted these provisions in the first quarter of 2019 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2020 and later:

●	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration to be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.
●	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.
●	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The provisions may be applied prospectively or retrospectively. The amendments are effective starting in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

Nature of goods:

MPC’s performance obligations within its contracts consists of: (1) boats and accessories and (2) parts. The Company transfers control and recognizes revenue on the satisfaction of its performance obligations (point in time) as follows:

●	Boats and accessories (domestic sales) – upon delivery and acceptance by the dealer
●	Boats and accessories (international sales) – upon delivery to shipping port
●	Parts – upon shipment/delivery to carrier

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant judgments:

Determining the transaction price

The transaction price for MPC’s boats and accessories is the invoice price adjusted for dealer incentives. The Company utilizes the expected value method to estimate the variable consideration related to dealer incentives. Key inputs and assumptions in determining variable consideration includes:

●	Inputs: Current model year boat sales, total potential program incentive percentage, prior model year results of dealer incentive activity (i.e. incentive earned as a percentage of total incentive potential)
●	Assumption: Current model year incentive activity will closely reflect prior model year actual results, adjusted as necessary for dealer purchasing trends or economic factors

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Boats and accessories	$87,304	$85,697	$169,369	$162,352
Parts	1,392	1,309	2,380	2,190
Net sales	$88,696	$87,006	$171,749	$164,542

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Domestic	$83,190	$77,752	$160,130	$149,298
International	5,506	9,254	11,619	15,244
Net sales	$88,696	$87,006	$171,749	$164,542

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Six months ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Products transferred at a point in time	$88,696	$87,006	$171,749	$164,542
Products transferred over time	—	—	—	—
Net sales	$88,696	$87,006	$171,749	$164,542

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

	June 30,	December 31,	June 30,	December 31,
(in thousands)	2019	2018	2018	2017
Deferred revenue	$332	$496	$638	$864

Substantially all of the amounts of deferred revenue disclosed above were recognized as sales during the immediately following quarters, respectively, when control transferred.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net income available for stockholders:	$9,373	$8,990	$16,842	$16,599
Less: Adjustments for earnings attributable to participating securities	(225)	(246)	(408)	(465)
Net income used in calculating earnings per share	$9,148	$8,744	$16,434	$16,134

Weighted average shares outstanding (including participating securities)	34,090	34,561	34,166	34,584
Adjustment for participating securities	(832)	(953)	(848)	(995)
Shares used in calculating basic and diluted earnings per share	33,258	33,608	33,318	33,589

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2019, there were approximately 1,741,200 shares available for grant.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for the three and six months ended June 30, 2019 and 2018 were as follows:

Restricted Stock

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Pre – tax cost	$544	$528	$1,082	$1,044
After tax cost	$424	$411	$844	$814

The following is a summary of the changes in non-vested restricted shares for the three months ended June 30, 2019:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2018	947,710	$9.41
Granted	141,600	17.21
Vested	260,770	7.65
Forfeited	(11,300)	12.47
Non-vested shares at June 30, 2019	817,240	11.28

The total fair value of shares vested was approximately $3,818,000 during the six months ended June 30, 2019 and approximately $4,289,000 during the six months ended June 30, 2018.

Other Information

As of June 30, 2019, total unrecognized compensation cost related to non-vested restricted shares was approximately $8,428,000. This cost is expected to be recognized over a weighted-average period of 2.6 years.

For the six months ended June 30, 2019, approximately $456,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $583,000 as of June 30, 2018.

6.    MARKETABLE SECURITIES

During the first quarter of 2019, the Company changed its investment strategy and as of June 30, 2019, no longer held investments in marketable securities. The Company held investments in marketable securities for a short duration in the first quarter of 2019. During 2018, Marine Products’ marketable securities were held with a large, well-capitalized financial institution. Management determined the appropriate classification of debt securities at the time of purchase and reevaluated such designations as of each balance sheet date. Debt securities were classified as available-for-sale because the Company did not have the intent to hold the securities to maturity. Available-for-sale debt securities were stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold was based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale debt securities have been included in interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net realized gains (losses) and the reclassification of net realized gains (losses) from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net realized gain (loss)	$0	$(1)	$4	$(20)
Reclassification of net realized gains from other comprehensive income	$0	$(1)	$4	$(20)

Gross unrealized gains (losses) on marketable securities are as follows:

	June 30, 2019		December 31, 2018
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$—	$—	$2	$(2)
Corporate Obligations	—	—	1	(10)
	$—	$—	$3	$(12)

There were no available-available-for sale securities as of June 30, 2019. The amortized cost basis, fair value and net unrealized gains on the available-for-sale debt securities as of December 31, 2018 are as follows:

	December 31, 2018
			Net
	Amortized	Fair	Unrealized
Type of Securities	Cost Basis	Value	Losses
(in thousands)
Municipal Obligations	$1,490	$1,490	$—
Corporate Obligations	6,184	6,175	(9)
Total	$7,674	$7,665	$(9)

7.    WARRANTY COSTS AND OTHER CONTINGENCIES

Warranty Costs:

For its Chaparral and Robalo products, Marine Products provides a lifetime limited structural hull warranty and a transferable one-year limited warranty to the original owner. Chaparral also includes a five-year limited structural deck warranty. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the second subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

The manufacturers of the engines, generators, and navigation electronics included on our boats provide and administer their own warranties for various lengths of time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the warranty accruals for the six months ended June 30, 2019 and 2018 is as follows:

(in thousands)	2019	2018
Balance at beginning of period	$5,607	$5,373
Less: Payments made during the period	(2,002)	(1,945)
Add: Warranty provision for the period	2,191	2,093
Changes to warranty provision for prior periods	93	52
Balance at June 30	$5,889	$5,573

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases of inventory under contractual agreements during the six months ended June 30, 2019 and June 30, 2018.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $15.9 million as of June 30, 2019. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $22.1 million as of June 30, 2019.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.    INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$33,940	$26,874
Work in process	8,903	10,671
Finished goods	8,061	9,225
Total inventories	$50,904	$46,770

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

Income tax provision for the second quarter of 2019 reflects an effective tax rate of 18.3 percent, compared to an effective tax rate of 20.0 percent for the comparable period in the prior year. For the six months ended June 30, 2019, the effective tax rate reflects an income tax provision of 17.4 percent compared to 18.2 percent for the comparable period in the prior year. The slight decrease in effective rate is primarily due to an increase in tax exempt investment gains in 2019 as compared to the same period in 2018. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends and liabilities related to state income taxes.

11.  EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2019	2018	2019	2018
Interest cost	$64	$62	$128	$125
Expected return on plan assets	(118)	(125)	(235)	(250)
Amortization of net losses	22	21	44	41
Net periodic benefit	$(32)	$(42)	$(63)	$(84)

The Company did not make a contribution to this plan during the six months ended June 30, 2019.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are stated at fair value and totaled approximately $6,278,000 as of June 30, 2019 and $5,518,000 as of December 31, 2018. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trading gains related to the SERP assets totaled approximately $738,000 during the six months ended June 30, 2019, compared to trading gains of approximately $40,000 during the six months ended June 30, 2018.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2019 and December 31, 2018:

Fair Value Measurements at June 30, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$—	$—	$—	$—
Corporate Obligations	—	—	—	—
	$—	$—	$—	$—
Investments measured at Net Asset Value - Trading securities	$6,278

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at December 31, 2018 with:

		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$1,490	$—	$1,490	$—
Corporate Obligations	6,175	—	6,175	—
	$7,665	$—	$7,665	$—
Investments measured at Net Asset Value - Trading securities	$5,518

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

		Unrealized
	Pension	Loss On
(in thousands)	Adjustment	Securities	Total
Balance at December 31, 2018	$(2,178)	3	$(2,175)
Change during the period ended June 30, 2019:
Adoption of accounting standard (Note 2)	(404)	(10)	(414)
Before-tax amount	—	13	13
Tax provision	—	(3)	(3)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	34	—	34
Net realized gain (2)	—	(3)	(3)
Total activity for the period	34	(3)	31
Balance at June 30, 2019	$(2,548)	—	$(2,548)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Unrealized
	Pension	Loss On
(in thousands)	Adjustment	Securities	Total
Balance at December 31, 2017	$(1,936)	$(44)	$(1,980)
Change during the period ended June 30, 2018:
Before-tax amount	—	(3)	(3)
Tax provision	—	1	1
Reclassification adjustment, net of taxes
Amortization of net loss (1)	34	—	34
Net realized loss (2)	—	18	18
Total activity for the period	34	16	50
Balance at June 30, 2018	$(1,902)	$(28)	$(1,930)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

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

As of June 30, 2019, the Company had no operating leases that had not yet commenced.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

	Classification on the Consolidated
(in thousands)	Balance Sheet	June 30, 2019
Assets:
Operating lease right-of-use assets	Other assets	$182

Liabilities:
Current maturities of operating leases	Accrued expenses and other liabilities	$46
Long-term operating lease liabilities	Other long-term liabilities	134
Total lease liabilities		$180

Lease Costs:

The components of lease expense for the period are reported as follows:

	Classification on the Consolidated	Three months ended	Six months ended
(in thousands)	Statements of Operations	June 30, 2019	June 30, 2019
Operating lease cost	Selling, general and administrative expenses	$13	26
Short-term lease cost	Selling, general and administrative expenses	0	1
Total lease cost		$13	27

Other information:

Cash paid for amounts included in the measurement of lease liabilities –operating leases (in thousands)	$23
Weighted average remaining lease term –operating leases	3.8	years
Weighted average discount rate – operating leases	3.68%

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease Commitments:

Future minimum lease payments at June 30, 2019 were as follows:

Maturity of lease liabilities
(in thousands)	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$26
2020	52
2021	52
2022	52
2023	10
Thereafter	-
Total lease payments	192
Less: Amounts representing interest	(12)
Present value of lease liabilities	$180

In the second quarter of 2019, the Company entered into an operating lease as the lessor for certain real estate leased to a third party under an operating lease with an initial lease term of 36 months. The lease requires fixed monthly payments and does not contain clauses for future rent escalations or renewal options. There are no terms and conditions under which the lessee has the option to purchase this asset. As of June 30, 2019, projected future lease income on this lease totaled $648,000 scheduled to be received as follows: 2019 - $118,000 (excluding the six months ended June 30, 2019), 2020 - $235,500, 2021 - $235,500 and 2022 - $59,000. During the three and six months ended June 30, 2019, the Company recorded rental income of $29 thousand and is classified as part of selling, general and administrative expenses on the consolidated statements of operations.

15.  SUBSEQUENT EVENT

On July 23, 2019, the Board of Directors approved a $0.12 per share cash dividend payable September 10, 2019 to stockholders of record at the close of business August 9, 2019.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10K for the fiscal year ended December 31, 2018 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

Our net sales were higher during the second quarter of 2019 compared to the second quarter of 2018 primarily due to an increase in average selling prices coupled with an increase in parts and accessory sales, partially offset by a decrease in unit sales.

Operating income increased 2.0 percent during the second quarter of 2019 compared to the same period in the prior year primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to expenses that increase with higher sales as well as higher research and development expenses which support new product development. Dealer inventory in units as of June 30, 2019 was lower than at the end of the first quarter of 2019 but higher than at the end of the second quarter of 2018.

OUTLOOK

The discussion of the outlook for 2019 is incorporated herein by reference from the Company’s annual report on Form 10K for the fiscal year ended December 31, 2018.

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

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2012. Fluctuations in fuel prices can impact our industry, although they were relatively stable in 2018 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 31 percent of the Company’s unit sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For a number of years, Marine Products and other boat manufacturers have been improving their

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2019 model year which began on July 1, 2018. We continue to emphasize the Surf Series line of Chaparral models, our larger Chaparral SSX models, and our larger Robalo models. In addition, we generated strong sales of our new Chaparral 300 OSX Bowriders. We believe that these boat models will expand our customer base, and leverage our strong dealer network and reputation for quality and styling. We plan to continue to develop and produce additional new products for subsequent model years. Marine Products expects to continue to benefit from the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017. Marine Products estimates that its annual effective tax rate for 2019 will be in the low 20 percent range. Since Marine Products believes that it will generate continued positive financial results, the Company believes that it will benefit from this lower tax rate through increased earnings in 2019.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total number of boats sold	1,457	1,577	2,839	3,060
Average gross selling price per boat (in thousands)	$52.9	$48.1	$52.7	$47.0
Net sales (in thousands)	$88,696	$87,006	$171,749	$164,542
Percentage of cost of goods sold to net sales	77.0%	77.6%	77.2%	77.4%
Gross profit margin percent	23.0%	22.4%	22.8%	22.6%
Percentage of selling, general and administrative expenses to net sales	10.2%	9.6%	11.0%	10.3%
Operating income (in thousands)	$11,379	$11,151	$20,247	$20,184
Warranty expense (in thousands)	$1,174	$1,126	$2,284	$2,145

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Net sales for the three months ended June 30, 2019 increased $1.7 million or 1.9 percent compared to the same period in 2018. The change in net sales during the quarter compared to the prior year was due primarily to a 10.0 percent increase in the average selling price per boat partially offset by a 7.6 percent decrease in the number of units sold. The increase in the average selling price per boat is primarily due to a model mix which included larger boats, such as our new 300 OSX Bowrider, as well as several of our larger Robalo models. The decrease in unit sales was primarily due to a decrease in sales of our smaller boats. In the second quarter of 2019, net sales outside of the United States accounted for 6.2 percent of net sales compared to 10.6 percent of net sales in the second quarter of 2018. International sales remain low primarily due to the recently imposed tariffs on boat imports by Mexico and the European Union, coupled with the strong U.S. dollar. Domestic net sales increased 7.0 percent to $83.2 million but international sales decreased 40.5 percent to $5.5 million compared to the second quarter of the prior year.

Cost of goods sold for the three months ended June 30, 2019 was $68.3 million compared to $67.5 million for the comparable period in 2018, an increase of $0.7 million or 1.1 percent. Cost of goods sold decreased to 77.0 percent of

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

net sales for the three months ended June 30, 2019 from 77.6 percent of net sales for the comparable period in 2018, primarily due to a favorable model mix, partially offset by increased labor cost.

Selling, general and administrative expenses for the three months ended June 30, 2019 were $9.0 million compared to $8.3 million for the comparable period in 2018, an increase of $0.7 million or 8.7 percent. This increase was primarily due to expenses that increase due to expenses that increase with higher sales and profitability, such as incentive compensation, as well as higher research and development expenses that support new product development. Selling, general and administrative expenses as a percentage of net sales increased to 10.2 percent in the second quarter of 2019 from 9.6 percent in the second quarter of 2018 primarily due to increased labor cost.

Operating income for the three months ended June 30, 2019 increased $0.2 million or 2.0 percent compared to the same period in 2018 primarily due to an increase in gross profit, partially offset by an increase in selling, general and administrative expenses.

Interest income for the three months ended June 30, 2019 increased $10 thousand or 11.8 percent compared to the prior year primarily due to a higher return.

Income tax provision for the second quarter of 2019 reflects an effective tax rate of 18.3 percent, compared to an effective tax rate of 20.0 percent for the comparable period in the prior year. The slight decrease in effective rate in the second quarter of 2019 is primarily due to higher tax exempt investment gains in 2019 as compared to the same period in 2018. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends and liabilities related to state income taxes.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Net sales for the six months ended June 30, 2019 increased $7.2 million or 4.4 percent compared to the same period in 2018. The change in net sales during the quarter compared to the prior year was due primarily to a 12.1 percent increase in the average selling price per boat partially offset by a 7.2 percent decrease in the number of units sold. The increase in the average selling price per boat is primarily due to a model mix which included larger boats, such as our new 300 OSX Bowrider, as well as several of our larger Robalo models. The decrease in unit sales was primarily due to a decrease in sales of our smaller boats. During the six months ended June 30, 2019, net sales outside of the United States accounted for 6.8 percent of net sales compared to 9.3 percent of net sales during the comparable period of 2018. International sales remain low primarily due to the recently imposed tariffs on boat imports by Canada, Mexico and the European Union, coupled with the strong U.S. dollar. Domestic net sales increased 7.3 percent to $160.1 million but international sales decreased 23.8 percent to $11.6 million compared to the first six months of the prior year.

Cost of goods sold for the six months ended June 30, 2019 was $132.6 million compared to $127.4 million for the comparable period in 2018, an increase of $5.2 million or 4.1 percent. Cost of goods sold decreased slightly to 77.2 percent of net sales for the six months ended June 30, 2019 from 77.4 percent of net sales for the comparable period in 2018, primarily due to a favorable model mix, partially offset by increased labor cost.

Selling, general and administrative expenses for the six months ended June 30, 2019 were $18.9 million compared to $16.9 million for the comparable period in 2018, an increase of $2.0 million or 11.4 percent. This increase was primarily due to expenses that increase due to higher sales, as well as higher research and development expenses and an increase in labor cost. Selling, general and administrative expenses as a percentage of net sales increased to 11.0 percent in the six months ended June 30, 2019 from 10.3 percent in the six months ended June 30, 2018 primarily due to an increase in labor cost as well as increased research and development expenses to support new product development.

Operating income for the six months ended June 30, 2019 increased $0.1 million or 0.3 percent compared to the same period in 2018 primarily due to an increase in gross profit, partially offset by an increase in selling, general and administrative expense.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Interest income for the six months ended June 30, 2019 increased $34 or 28.8 percent compared to the prior year primarily due to a higher return.

Income tax provision for the first six months of 2019 reflects an effective tax rate of 17.4 percent, compared to an effective tax rate of 18.2 percent for the comparable period in the prior year. The slight decrease in effective rate in the first six months of 2019 is primarily due to higher tax exempt investment gains in 2019 as compared to the same period in 2018. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends and liabilities related to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2019 were $13.0 million compared to $8.7 million at December 31, 2018. The increase in cash and cash equivalents is due to a change in investment strategy to no longer hold investments in marketable securities. The aggregate of short-term and long-term marketable securities was $7.7 million at December 31, 2018.

The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2019	2018

Net cash provided by operating activities	$12,363	$18,116
Net cash provided by (used for) investing activities	5,960	(6,169)
Net cash used for financing activities	$(14,101)	$(10,126)

Cash provided by operating activities for the six months ended June 30, 2019 decreased $5.8 million compared to the comparable period in 2018. This decrease is primarily due to an unfavorable change in working capital, as described in more detail below, partially offset by a slight increase in net income.

The major components of the net unfavorable change in working capital were as follows: a favorable change of $2.8 million in inventories primarily due to the timing of shipments of finished boats; a $1.1 million favorable change in other long-term liabilities; a $4.7 million unfavorable change in accounts payable, primarily due to timing of payments; and a $5.4 million unfavorable change in accounts receivable, primarily due to timing of receipts.

Cash provided by investing activities for the six months ended June 30, 2019 was approximately $6.0 million compared to $6.2 million used for investing activities for the same period in 2018. The increase in cash provided by investing activities is primarily due to increased net sales of marketable securities in the current period resulting from a change in investment strategy, partially offset by an increase in capital expenditures.

Cash used for financing activities for the six months ended June 30, 2019 increased approximately $4.0 million compared to the six months ended June 30, 2018 primarily due an increase in open market share repurchases in 2019 coupled with a 20 percent increase in the quarterly common stock cash dividend paid.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures in 2019 will be approximately $3.0 million, of which $1.7 million has been spent through June 30, 2019.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not make a cash contribution to this plan in the second quarter of 2019, and does not expect to make any additional contributions for the remainder of 2019.

As of June 30, 2019, the Company has repurchased a total of 6,407,295 shares in the open market under the Company stock repurchase program, which began in 2002. There are 1,842,705 shares that remain available for repurchase under the current authorization. There were 65,407 shares repurchased under this program during the three months ended June 30, 2019.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of inventory under contractual agreements during the six months ended June 30, 2019 and June 30, 2018.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the second-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $15.9 million as of June 30, 2019. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $22.1 million as of June 30, 2019.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $427 thousand for the six months ended June 30, 2019 and approximately $451 thousand for the six months ended June 30, 2018.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10K for the fiscal year ended December 31, 2018. There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During 2019, the costs of several of these raw materials have increased slightly. In addition, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand and limited supplier capacity. As a result, it is possible the Company will incur higher materials purchase costs for the remainder of 2019. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats. Furthermore, the costs of these raw materials remain volatile, and may decrease in the future.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our belief that recreational boating retail demand in many segments of the industry will remain stable in 2019; our belief that fluctuations in fuel prices have not recently impacted sales; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the Surf Series line of Chaparral boats, our larger SSX models and our larger Robalo models and our belief that these boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling; our plans to continue to develop additional new products for subsequent model years; our belief that Marine Products will continue to benefit from the Tax Cuts and Jobs Act and our belief that the annual effective tax rate will be in the low 20 percent range; our belief that we will generate continued positive financial results and that we will benefit from the lower tax rate through increased earnings in 2019; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations about capital expenditures in 2019; our expectation about contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2019; statements regarding the potential decrease in costs of raw materials and its effect on the costs of manufacturing our products; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material adverse effect on the financial position or results of operations of Marine Products.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and recent U.S. Government action concerning tariffs on goods; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, such as hydrocarbon feedstocks, copper, and steel, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership and prospective buyers may choose to forego or delay boat purchases; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018.

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

As of the end of the period covered by this report, June 30, 2019 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the second quarter of 2019 are as follows:

					Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
	Total			Purchased as	Shares (or Units)
	Number of		Average	Part of Publicly	that May Yet Be
	Shares		Price Paid Per	Announced	Purchased Under
Period	(or Units)		Share	Plans or	the Plans or
Month #1	Purchased		(or Unit)	Programs	Programs (1)
April 1, 2019 to April 30, 2019	3,612	(a)	$13.92	—	1,908,112

Month #2
May 1, 2019 to May 31, 2019	46,200		14.62	46,200	1,861,912

Month #3
June 1, 2019 to June 30, 2019	19,207		14.04	19,207	1,842,705
Totals	69,019		$14.42	65,407	1,842,705

(1)	The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of June 30, 2019, a total of 6,407,295 shares have been repurchased in the open market and there are 1,842,705 shares that remain available under this authorization for repurchase. Under this program which does not have a predetermined expiration date.
(a)	Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: July 31, 2019	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2019	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)