Form 10-Q
period 2019-09-30
MARINE PRODUCTS CORP
filed 2019-10-31
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of October 18, 2019, Marine Products Corporation had 33,960,500 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS		(Note 1)

Cash and cash equivalents	$23,030	$8,745
Marketable securities	—	2,966
Accounts receivable, net of allowance for doubtful accounts of $20 in 2019 and $25 in 2018	15,164	3,872
Inventories	45,013	46,770
Income taxes receivable	—	452
Prepaid expenses and other current assets	1,541	1,795
Total current assets	84,748	64,600
Property, plant and equipment, net of accumulated depreciation of $27,724 in 2019 and $26,213 in 2018	15,009	14,552
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	—	4,699
Deferred income taxes	4,381	3,325
Other assets	11,120	9,931
Total assets	$119,031	$100,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$9,624	$4,673
Income taxes payable	446	—
Accrued expenses and other liabilities	17,043	13,494
Total current liabilities	27,113	18,167
Pension liabilities	9,244	7,045
Other long-term liabilities	537	456
Total liabilities	36,894	25,668
Common stock	3,396	3,433
Capital in excess of par value	—	—
Retained earnings	81,273	73,954
Accumulated other comprehensive loss	(2,532)	(2,175)
Total stockholders’ equity	82,137	75,212
Total liabilities and stockholders’ equity	$119,031	$100,880

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net sales	$72,212	$72,012	$243,961	$236,554
Cost of goods sold	56,463	55,829	189,089	183,248
Gross profit	15,749	16,183	54,872	53,306
Selling, general and administrative expenses	6,039	6,996	24,915	23,935
Operating income	9,710	9,187	29,957	29,371
Interest income	83	102	235	220
Income before income taxes	9,793	9,289	30,192	29,591
Income tax provision	1,938	2,128	5,495	5,831
Net income	$7,855	$7,161	$24,697	$23,760

Earnings per share
Basic	$0.23	$0.21	$0.72	$0.69
Diluted	$0.23	$0.21	$0.72	$0.69

Dividends paid per share	$0.12	$0.10	$0.36	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income	$7,855	$7,161	$24,697	$23,760

Other comprehensive income, net of taxes:
Pension adjustment	16	17	50	51
Unrealized gain on securities, net of reclassification adjustments	—	—	7	16

Comprehensive income	$7,871	$7,178	$24,754	$23,827

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2018	34,328	$3,433	$—	$73,954	$(2,175)	$75,212
Adoption of accounting standard (Note 2)	—	—	—	414	(414)	—
Stock issued for stock incentive plans, net	141	14	524	—	—	538
Stock purchased and retired	(344)	(34)	(524)	(4,338)	—	(4,896)
Net income	—	—	—	7,469	—	7,469
Pension adjustment, net of taxes	—	—	—	—	17	17
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	7	7
Dividends paid	—	—	—	(4,117)	—	(4,117)
Balance, March 31, 2019	34,125	$3,413	$—	$73,382	$(2,565)	$74,230
Stock issued for stock incentive plans, net	(11)	(1)	545	—	—	544
Stock purchased and retired	(69)	(8)	(545)	(443)	—	(996)
Net income	—	—	—	9,373	—	9,373
Pension adjustment, net of taxes	—	—	—	—	17	17
Dividends paid	—	—	—	(4,092)	—	(4,092)
Balance, June 30, 2019	34,045	$3,404	$—	$78,220	$(2,548)	$79,076
Stock issued for stock incentive plans, net	—	—	544	—	—	544
Stock purchased and retired	(85)	(8)	(544)	(719)	—	(1,271)
Net income	—	—	—	7,855	—	7,855
Pension adjustment, net of taxes	—	—	—	—	16	16
Dividends paid	—	—	—	(4,083)	—	(4,083)
Balance, September 30, 2019	33,960	$3,396	$—	$81,273	$(2,532)	$82,137

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2017	34,572	$3,457	$—	$68,127	$(1,980)	$69,604
Stock issued for stock incentive plans, net	194	20	496	—	—	516
Stock purchased and retired	(200)	(20)	(496)	(2,419)	—	(2,935)
Net income	—	—	—	7,609	—	7,609
Pension adjustment, net of taxes	—	—	—	—	19	19
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	7	7
Dividends paid	—	—	—	(3,465)	—	(3,465)
Balance, March 31, 2018	34,566	$3,457	$—	$69,852	$(1,954)	$71,355
Stock issued for stock incentive plans, net	(1)	(1)	529	—	—	528
Stock purchased and retired	(17)	(1)	(529)	259	—	(271)
Net income	—	—	—	8,990	—	8,990
Pension adjustment, net of taxes	—	—	—	—	15	15
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	9	9
Dividends paid	—	—	—	(3,455)	—	(3,455)
Balance, June 30, 2018	34,548	$3,455	—	$75,646	$(1,930)	$77,171
Stock issued for stock incentive plans, net	0	0	528	—	—	528
Stock purchased and retired	(49)	(5)	(528)	(397)	—	(930)
Net income	—	—	—	7,161	—	7,161
Pension adjustment, net of taxes	—	—	—	—	17	17
Dividends paid	—	—	—	(3,452)	—	(3,452)
Balance, September 30, 2018	34,499	$3,450	—	$78,958	$(1,913)	$80,495

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$24,697	$23,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,556	1,330
(Accretion) of discount/amortization of premium related to marketable securities, net	(5)	200
Stock-based compensation expense	1,626	1,572
Deferred income tax (benefit)/provision	(1,074)	239
(Increase) decrease in assets:
Accounts receivable	(11,292)	(4,353)
Inventories	1,757	(11,865)
Prepaid expenses and other current assets	254	569
Income taxes receivable	452	643
Other non-current assets	(918)	(1,227)
Increase (decrease) in liabilities:
Accounts payable	4,951	6,863
Income taxes payable	446	—
Accrued expenses and other liabilities	3,502	(609)
Other long-term liabilities	2,122	1,063
Net cash provided by operating activities	28,074	18,185

INVESTING ACTIVITIES
Capital expenditures	(2,013)	(1,912)
Purchases of marketable securities	(299)	(15,075)
Sales of marketable securities	7,530	9,799
Maturities of marketable securities	448	1,973
Net cash provided by (used for) investing activities	5,666	(5,215)

FINANCING ACTIVITIES
Payment of dividends	(12,292)	(10,372)
Cash paid for common stock purchased and retired	(7,163)	(4,136)
Net cash used for financing activities	(19,455)	(14,508)

Net increase (decrease) in cash and cash equivalents	14,285	(1,538)
Cash and cash equivalents at beginning of period	8,745	7,684
Cash and cash equivalents at end of period	$23,030	$6,146

Supplemental information:
Income tax payments, net	$5,710	$4,597

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended		Nine months ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Boats and accessories	$70,927	$70,787	$240,296	$233,139
Parts	1,285	1,225	3,665	3,415
Net sales	$72,212	$72,012	$243,961	$236,554

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Nine months ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Domestic	$69,136	$69,781	$229,266	$219,078
International	3,076	2,231	14,695	17,475
Net sales	$72,212	$72,012	$243,961	$236,554

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Nine months ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Products transferred at a point in time	$72,212	$72,012	$243,961	$236,554
Products transferred over time	—	—	—	—
Net sales	$72,212	$72,012	$243,961	$236,554

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

	September 30,	December 31,	September 30,	December 31,
(in thousands)	2019	2018	2018	2017
Deferred revenue	$320	$496	$397	$864

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net income available for stockholders:	$7,855	$7,161	$24,697	$23,760
Less: Adjustments for earnings attributable to participating securities	(187)	(194)	(594)	(658)
Net income used in calculating earnings per share	$7,668	$6,967	$24,103	$23,102

Weighted average shares outstanding (including participating securities)	34,001	34,539	34,111	34,563
Adjustment for participating securities	(817)	(950)	(837)	(979)
Shares used in calculating basic and diluted earnings per share	33,184	33,589	33,274	33,584

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2019, there were approximately 1,741,200 shares available for grant.

Stock-based compensation for the three and nine months ended September 30, 2019 and 2018 were as follows:

Restricted Stock

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Pre – tax cost	$544	$528	$1,626	$1,572
After tax cost	$424	$412	$1,268	$1,226

The following is a summary of the changes in non-vested restricted shares for the three months ended September 30, 2019:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2018	947,710	$9.41
Granted	141,600	17.21
Vested	(260,770)	7.65
Forfeited	(11,300)	12.47
Non-vested shares at September 30, 2019	817,240	11.28

The total fair value of shares vested was approximately $3,818,000 during the nine months ended September 30, 2019 and approximately $4,289,000 during the nine months ended September 30, 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of September 30, 2019, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,884,000. This cost is expected to be recognized over a weighted-average period of 2.4 years.

For the nine months ended September 30, 2019, approximately $456,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $604,000 for the nine months ended September 30, 2018.

6.    MARKETABLE SECURITIES

During the first quarter of 2019, the Company changed its investment strategy and as of September 30, 2019, no longer held investments in marketable securities. The Company held investments in marketable securities for a short duration in the first quarter of 2019. During 2018, Marine Products’ marketable securities were held with a large, well-capitalized financial institution. Management determined the appropriate classification of debt securities at the time of purchase and reevaluated such designations as of each balance sheet date. Debt securities were classified as available-for-sale because the Company did not have the intent to hold the securities to maturity. Available-for-sale debt securities were stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold was based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale debt securities have been included in interest income.

The net realized gains (losses) and the reclassification of net realized gains (losses) from other comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net realized gain (loss)	$—	$(16)	$4	$(36)
Reclassification of net realized gains from other comprehensive income	$—	$(16)	$4	$(36)

Gross unrealized gains (losses) on marketable securities are as follows:

	September 30, 2019		December 31, 2018
	Gross unrealized		Gross unrealized
(in thousands)	Gains	(Losses)	Gains	(Losses)
Municipal Obligations	$—	$—	$2	$(2)
Corporate Obligations	—	—	1	(10)
	$—	$—	$3	$(12)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no available-available-for sale securities as of September 30, 2019. The amortized cost basis, fair value and net unrealized gains on the available-for-sale debt securities as of December 31, 2018 are as follows:

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

An analysis of the warranty accruals for the nine months ended September 30, 2019 and 2018 is as follows:

(in thousands)	2019	2018
Balance at beginning of period	$5,607	$5,373
Less: Payments made during the period	(3,134)	(3,016)
Add: Warranty provision for the period	3,135	3,026
Changes to warranty provision for prior periods	93	56
Balance at September 30	$5,701	$5,439

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had repurchases of dealer inventory totaling $3.4 million under contractual agreements during the third quarter of 2019 and no repurchases during the nine months ended September 30, 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As previously noted, the Company recorded the repurchase of inventory totaling $3.4 million as a result of dealer defaults. At September 30, 2019, there was $2.7 million payable to floor plan lenders in connection with these repurchases and was recorded in accrued expenses. During the third quarter of 2019, the Company redistributed $3.1 million of these boats among existing and replacement dealers. The remaining repurchased boats are included in inventory as of September 30, 2019 and are recorded at a net realizable value of $0.3 million. The Company recorded $0.1 million of costs associated with these repurchases.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $13.1 million as of September 30, 2019. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $20.3 million as of September 30, 2019.

8.    BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.    INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$29,623	$26,874
Work in process	7,868	10,671
Finished goods	7,522	9,225
Total inventories	$45,013	$46,770

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

Income tax provision for the third quarter of 2019 reflects an effective tax rate of 19.8 percent, compared to an effective tax rate of 22.9 percent for the comparable period in the prior year. For the nine months ended September 30, 2019, the effective tax rate reflects an income tax provision of 18.2 percent compared to 19.7 percent for the comparable period in the prior year. The slight decrease in effective rate is primarily due to an increase in tax exempt investment gains in 2019 as compared to the same period in 2018. The effective rate in all periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2019	2018	2019	2018
Interest cost	$64	$63	$192	$188
Expected return on plan assets	(117)	(126)	(352)	(376)
Amortization of net losses	22	20	66	61
Net periodic benefit	$(31)	$(43)	$(94)	$(127)

The Company did not make a contribution to this plan during the nine months ended September 30, 2019.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are stated at fair value and totaled approximately $6,323,000 as of September 30, 2019 and $5,518,000 as of December 31, 2018. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading gains related to the SERP assets totaled approximately $805,000 during the nine months ended September 30, 2019, compared to trading gains of approximately $211,000 during the nine months ended September 30, 2018.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2019 and December 31, 2018:

Fair Value Measurements at September 30, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$—	$—	$—	$—
Corporate Obligations	—	—	—	—
	$—	$—	$—	$—
Investments measured at Net Asset Value - Trading securities	$6,323

	Fair Value Measurements at December 31, 2018 with:

		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Municipal Obligations	$1,490	$—	$1,490	$—
Corporate Obligations	6,175	—	6,175	—
	$7,665	$—	$7,665	$—
Investments measured at Net Asset Value - Trading securities	$5,518

The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

		Unrealized
	Pension	Loss On
(in thousands)	Adjustment	Securities	Total
Balance at December 31, 2018	$(2,178)	3	$(2,175)
Change during the period ended September 30, 2019:
Adoption of accounting standard (Note 2)	(404)	(10)	(414)
Before-tax amount	—	13	13
Tax provision	—	(3)	(3)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	50	—	50
Net realized gain (2)	—	(3)	(3)
Total activity for the period	50	(3)	47
Balance at September 30, 2019	$(2,532)	—	$(2,532)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

		Unrealized
	Pension	Loss On
(in thousands)	Adjustment	Securities	Total
Balance at December 31, 2017	$(1,936)	$(44)	$(1,980)
Change during the period ended September 30, 2018:
Before-tax amount	—	(15)	(15)
Tax provision	—	3	3
Reclassification adjustment, net of taxes
Amortization of net loss (1)	51	—	51
Net realized loss (2)	—	28	28
Total activity for the period	51	16	67
Balance at September 30, 2018	$(1,885)	$(28)	$(1,913)

(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2019, the Company had no operating leases that had not yet commenced.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

	Classification on the Consolidated
(in thousands)	Balance Sheet	September 30, 2019
Assets:
Operating lease right-of-use assets	Other assets	$171

Liabilities:
Current maturities of operating leases	Accrued expenses and other liabilities	$47
Long-term operating lease liabilities	Other long-term liabilities	122
Total lease liabilities		$169

Lease Costs:

The components of lease expense for the period are reported as follows:

	Classification on the Consolidated	Three months ended	Nine months ended
(in thousands)	Statements of Operations	September 30, 2019	September 30, 2019
Operating lease cost	Selling, general and administrative expenses	$13	$39
Short-term lease cost	Selling, general and administrative expenses	1	2
Total lease cost		$14	$41

Other information:

Cash paid for amounts included in the measurement of lease liabilities –operating leases (in thousands)	$34
Weighted average remaining lease term –operating leases	3.5	years
Weighted average discount rate – operating leases	3.68%

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease Commitments:

Future minimum lease payments at September 30, 2019 were as follows:

Maturity of lease liabilities
(in thousands)	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$13
2020	52
2021	52
2022	52
2023	10
Thereafter	—
Total lease payments	179
Less: Amounts representing interest	(10)
Present value of lease liabilities	$169

In the second quarter of 2019, the Company entered into an operating lease as the lessor for certain real estate leased to a third party under an operating lease with an initial term of 36 months. The lease requires fixed monthly payments and does not contain clauses for future rent escalations or renewal options. There are no terms and conditions under which the lessee has the option to purchase this asset. As of September 30, 2019, projected future lease income on this lease totaled $588,750 scheduled to be received as follows: 2019 - $58,875 (excluding the nine months ended September 30, 2019), 2020 - $235,500, 2021 - $235,500 and 2022 - $58,875. During the three and nine months ended September 30, 2019, the Company recorded rental income of $59 thousand and $88 thousand and is classified as part of selling, general and administrative expenses on the consolidated statements of operations.

15.  SUBSEQUENT EVENT

On October 22, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share and a special year-end cash dividend of $0.10 per share. Both dividends are payable December 10, 2019 to common stockholders of record at the close of business November 11, 2019.

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

Our net sales were slightly higher during the third quarter of 2019 compared to the third quarter of 2018 primarily due to an increase in average selling prices coupled with a slight decrease in sales discounts, partially offset by a decrease in number of units sold.

Operating income increased 5.7 percent during the third quarter of 2019 compared to the same period in the prior year primarily due to lower selling, general and administrative expenses partially offset by lower gross profit. Selling, general and administrative expenses decreased primarily due to state incentives of $1.6 million recorded in the third quarter of 2019, partially offset by higher advertising expense and employment-related costs during the third quarter on 2019 as compared to the same period in the prior year. Dealer inventory in units as of September 30, 2019 was lower than at the end of the second quarter of 2019 but higher than at the end of the third quarter of 2018.

OUTLOOK

The discussion of the outlook for 2019 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

We believe that recreational boating retail demand in many segments of the industry will decline during 2019. Positive factors influencing recreational boat demand include strong consumer confidence and a robust U.S. employment market, as well as a favorable financing environment for boat dealers and consumers. These positive factors are offset by potential weakness in residential real estate markets and the negative impact of recent stock market fluctuations. These issues may have impacted attendance at the 2019 winter boat shows, which was slightly lower in 2019 than in 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales have increased each year since 2012. Fluctuations in fuel prices can impact our industry, although they were relatively stable in 2018 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprises approximately 33 percent of the Company’s unit sales. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2020 model year which began on July 1, 2019. We continue to emphasize the Surf Series line of Chaparral models, our larger Chaparral SSX models, and our larger Robalo models. In addition, we generated strong sales of our new Chaparral 300 OSX Bowriders. We believe that these boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling. We plan to continue to develop and produce additional new products for subsequent model years.

Our financial results will depend on a number of factors, including interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, the availability of labor and certain costs of our raw materials and key components.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total number of boats sold	1,165	1,241	4,004	4,301
Average gross selling price per boat (in thousands)	$52.9	$50.0	$52.8	$47.9
Net sales (in thousands)	$72,212	$72,012	$243,961	$236,554
Percentage of cost of goods sold to net sales	78.2%	77.5%	77.5%	77.5%
Gross profit margin percent	21.8%	22.5%	22.5%	22.5%
Percentage of selling, general and administrative expenses to net sales	8.4%	9.7%	10.2%	10.1%
Operating income (in thousands)	$9,710	$9,187	$29,957	$29,371
Warranty expense (in thousands)	$944	$937	$3,228	$3,082

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Net sales for the three months ended September 30, 2019 increased $0.2 million or 0.3 percent compared to the same period in 2018. The change in net sales during the quarter compared to the prior year was due primarily to a 5.8 percent increase in the average selling price per boat coupled with a small decrease in sales discounts, partially offset by a 6.1 percent decrease in the number of units sold. The increase in the average selling price per boat is primarily due to higher pricing for most of our model lines, as well as a model mix which included larger boats, such as our new 300 OSX Bowrider and Robalo 272. The decrease in unit sales was primarily due to a decrease in sales of several of our model lines. In the third quarter of 2019, net sales outside of the United States accounted for 4.3 percent of net sales compared to 3.1 percent of net sales in the third quarter of 2018. International sales remained low primarily due to the tariffs imposed on boat imports by Mexico and the European Union, coupled with the strong U.S. dollar. Domestic net sales decreased 0.9 percent to $69.1 million but international sales of $3.1 million increased 37.9 percent compared to the third quarter of the prior year. International sales increased during the third quarter of 2019 primarily due to the Canadian tariff on boat imports ceasing on April 30, 2019.

Cost of goods sold for the three months ended September 30, 2019 was $56.5 million compared to $55.8 million for the comparable period in 2018, an increase of $0.6 million or 1.1 percent. Cost of goods sold increased to 78.2 percent of net sales for the three months ended September 30, 2019 from 77.5 percent of net sales for the comparable period in 2018, primarily due to higher materials costs as a result of changes in model mix.

Selling, general and administrative expenses for the three months ended September 30, 2019 were $6.0 million compared to $7.0 million for the comparable period in 2018, a decrease of $1.0 million or 13.7 percent. This decrease was primarily due to state incentives of $1.6 million recorded in the third quarter of 2019, partially offset by higher advertising expense and employment-related costs during the third quarter on 2019 as compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of net sales decreased to 8.4 percent in the third quarter of 2019 from 9.7 percent in the third quarter of 2018.

Operating income for the three months ended September 30, 2019 increased $0.5 million or 5.7 percent compared to the same period in 2018 primarily due to decrease in selling, general and administrative expenses partially offset by a decrease in gross profit.

Interest income for the three months ended September 30, 2019 decreased $19 thousand or 18.6 percent compared to the prior year primarily due to lower average balance of cash and cash equivalents.

Income tax provision for the third quarter of 2019 reflects an effective tax rate of 19.8 percent compared to an effective tax rate of 22.9 percent for the comparable period in the prior year. The slight decrease in the effective tax rate in the third quarter of 2019 is primarily due to higher tax-exempt investment gains in 2019 as compared to the same period in 2018. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Net sales for the nine months ended September 30, 2019 increased $7.4 million or 3.1 percent compared to the same period in 2018. The change in net sales during the nine months ended September 30, 2019 compared to the prior year was due primarily to a 10.2 percent increase in the average selling price per boat partially offset by a 6.9 percent decrease in the number of units sold. The increase in the average selling price per boat is primarily due to higher pricing for most of our model lines during the third quarter of 2019 coupled with a model mix which included larger boats, such as our new 300 OSX Bowrider and Robalo. The decrease in unit sales was primarily due to a decrease in sales of several of our model lines. During the nine months ended September 30, 2019, net sales outside of the United States accounted for 6.0 percent of net sales compared to 7.4 percent of net sales during the comparable period of 2018. International sales remained low primarily due to the tariffs imposed on boat imports by Canada, Mexico and the European Union, coupled with the strong U.S. dollar. Canadian tariffs ceased during the second quarter of 2019. Domestic net sales increased 4.7 percent to $229.3 million but international sales decreased 15.9 percent to $14.7 million compared to the first nine months of the prior year.

Cost of goods sold for the nine months ended September 30, 2019 was $189.1 million compared to $183.2 million for the comparable period in 2018, an increase of $5.9 million or 3.2 percent due to higher materials costs as a result of changes in model mix. Cost of goods sold remained unchanged at 77.5 percent of net sales for the nine months ended September 30, 2019 and 2018.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $24.9 million compared to $23.9 million for the comparable period in 2018, an increase of $1.0 million or 4.1 percent. This increase was primarily due to expenses that increase due to higher sales, as well as an increase in labor cost, partially offset by state incentives of $1.6 million recorded in the third quarter of 2019. Selling, general and administrative expenses as a percentage of net sales increased to 10.2 percent in the nine months ended September 30, 2019 from 10.1 percent in the nine months ended September 30, 2018.

Operating income for the nine months ended September 30, 2019 increased $0.6 million or 2.0 percent compared to the same period in 2018 primarily due to an increase in gross profit, partially offset by an increase in selling, general and administrative expense.

Interest income for the nine months ended September 30, 2019 increased $15 thousand or 6.8 percent compared to the prior year primarily due to lower average balance of cash and cash equivalents.

Income tax provision for the nine months ended September 30, 2019 reflects an effective tax rate of 18.2 percent, compared to an effective tax rate of 19.7 percent for the comparable period in the prior year. The slight decrease in effective rate in the first nine months of 2019 is primarily due to higher tax-exempt investment gains in 2019 as compared to the same period in 2018. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2019 were $23.0 million compared to $8.7 million at December 31, 2018. The increase in cash and cash equivalents is due to a change in investment strategy to no longer hold investments in marketable securities. The aggregate of short-term and long-term marketable securities was $7.7 million at December 31, 2018, where no marketable securities were held at September 30, 2019.

The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2019	2018

Net cash provided by operating activities	$28,074	$18,185
Net cash provided by (used for) investing activities	5,666	(5,215)
Net cash used for financing activities	$(19,455)	$(14,508)

Cash provided by operating activities for the nine months ended September 30, 2019 increased $9.9 million compared to the comparable period in 2018. This increase is primarily due to a favorable change in working capital, as described in more detail below, coupled with an increase in net income.

The major components of the net favorable change in working capital were as follows: a favorable change of $13.6 million in inventories primarily due to the decrease in production and timing of shipments of finished boats; a $1.1 million favorable change in other long-term liabilities; a $1.9 million unfavorable change in accounts payable, primarily due to timing of payments; and a $6.9 million unfavorable change in accounts receivable primarily due to the $2.3 million receivable related to the sale of repurchased boats coupled with a state incentive receivable for $1.6 million during the third quarter of 2019.

Cash provided by investing activities for the nine months ended September 30, 2019 was approximately $5.7 million compared to $5.2 million used for investing activities for the same period in 2018. The increase in cash provided by investing activities is primarily due to increased net sales of marketable securities in the current period resulting from a change in investment strategy during the first quarter of 2019, partially offset by an increase in capital expenditures.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash used for financing activities for the nine months ended September 30, 2019 increased approximately $4.9 million compared to the nine months ended September 30, 2018 primarily due to both an increase in open market share repurchases and an increase in common stock dividends paid to shareholders in 2019 compared to the prior year.

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

Cash Requirements

The Company currently expects that capital expenditures in 2019 will be approximately $3.2 million, of which $2.0 million has been spent through September 30, 2019.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not make a cash contribution to this plan in the third quarter of 2019 and does not expect to make any additional contributions for the remainder of 2019.

As of September 30, 2019, the Company has repurchased a total of 6,492,649 shares in the open market under the Company stock repurchase program, which began in 2002. There are 1,757,351 shares that remain available for repurchase under the current authorization. There were 85,354 shares repurchased under this program during the three months ended September 30, 2019.

On October 22, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share and a special year-end cash dividend of $0.10 per share. Both dividends are payable December 10, 2019 to common stockholders of record at the close of business November 11, 2019. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Product’s earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had repurchases of dealer inventory totaling $3.4 million under contractual agreements during the nine months ended September 30, 2019 and no repurchases during the nine months ended September 30, 2018.

As previously noted, the Company recorded the repurchase of inventory totaling $3.4 million as a result of dealer defaults. At September 30, 2019, there was $2.7 million payable to floor plan lenders in connection with these repurchases and was recorded in accrued expenses. During the third quarter of 2019, the Company redistributed $3.1 million of these boats among existing and replacement dealers. The remaining repurchased boats are included in inventory as of September 30, 2019 and are recorded at a net realizable value of $0.3 million. The Company recorded $0.1 million of costs associated with these repurchases.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is 16 percent of the amount of the average net receivables financed by the floor plan lender for our dealers during the prior 12 month period, which was $13.1 million as of September 30, 2019. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $20.3 million as of September 30, 2019.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $656 thousand for the nine months ended September 30, 2019 and approximately $667 thousand for the nine months ended September 30, 2018.

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

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. Although raw materials costs have not increased during 2019, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand and limited supplier capacity. As a result, it is possible the Company will incur higher materials purchase costs for the remainder of 2019. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats. Furthermore, the costs of these raw materials remain volatile, and may increase in the future.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. During 2018, inflation in the general economy began to increase, and general market interest rates have increased as well. If these trends continue, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance their boat purchases.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our belief that recreational boating retail demand in many segments of the industry will remain stable in 2019; our belief that fluctuations in fuel prices have not recently impacted sales; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the Surf Series line of Chaparral boats, our larger SSX models and our larger Robalo models and our belief that these boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling; our plans to continue to develop the additional new products for subsequent model years; our belief that we will generate continued positive financial results and that we will benefit from the lower tax rate through increased earnings in 2019; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations about capital expenditures in 2019; our expectation about contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2019; statements regarding the potential decrease in costs of raw materials and its effect on the costs of manufacturing our products; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material adverse effect on the financial position or results of operations of Marine Products.

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

As of the end of the period covered by this report, September 30, 2019 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the third quarter of 2019 are as follows:

				Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid Per	Announced	Purchased Under
	(or Units)	Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs (1)
July 1, 2019 to July 31, 2019	9,200	$14.48	9,200	1,833,505
August 1, 2019 to August 31, 2019	72,282	14.94	72,282	1,761,223
September 1, 2019 to September 30, 2019	3,872	14.98	3,872	1,757,351
Totals	85,354	$14.89	85,354	1,757,351

(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. As of September 30, 2019, a total of 85,354 shares have been repurchased in the open market and there are 1,757,351 shares that remain available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: October 31, 2019	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 31, 2019	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)