Form 10-K
period 2019-12-31
MARINE PRODUCTS CORP
filed 2020-02-28
CIK 1129155

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION

Delaware (State of Incorporation)	58-2572419 (I.R.S. Employer Identification No.)

2801 BUFORD HIGHWAY NE, SUITE 300

ATLANTA, GEORGIA 30329

(404) 321-7910

Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, $0.10 PAR VALUE	Trading Symbol MPX	Name of each exchange on which registered NEW YORK STOCK EXCHANGE

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “Emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻     Accelerated filer ☒     Non-accelerated filer ◻     Smaller reporting company ☐      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2019, the last business day of the registrant’s most recent second fiscal quarter, was $111,062,568 based on the closing price on the New York Stock Exchange on June 28, 2019 of $15.44 per share.

Marine Products Corporation had 33,975,976 shares of common stock outstanding as of February 14, 2020.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Boats, LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s belief that there are several alternative suppliers of fiberglass that could provide adequate quality and quantities of this raw material at acceptable prices; the Company’s plans to continue purchasing sterndrive engines through the ABA; the Company’s belief that the level of dealer inventories of its new boat models are appropriate; the Company’s belief that it is well positioned to take advantage of industry conditions; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s belief that its corporate infrastructure, marketing and sales capabilities, financial strength and nationwide presence enables it to compete effectively against its competitors; the Company’s belief that it will not incur any material capital expenditures to comply with existing environmental or safety regulations; the Company’s expectation that higher costs of materials could negatively affect its profit margins; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its results of operations; the Company’s belief that the demand for new recreational boats during 2020 will be approximately equal to demand in 2019; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; the Company’s plans to continue to emphasize the Surf Series line of Chaparral boats, the Company’s larger SSX models and the Company’s larger Robalo models; the Company’s belief that these boat models and our Chaparral OSX Sport Luxury outboards will expand the Company’s customer base and leverage the Company’s strong dealer network and reputation for quality and styling; the Company’s plans to continue to develop and additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2020; the Company’s expectation about contributions to its pension plan in 2020; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; and the Company’s expectation regarding market risk of its investment portfolio.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, lack of credit availability and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of rising gasoline prices and a weak housing market on consumer demand for our products and competition from other boat manufacturers and dealers. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 13 for a discussion of factors that may cause actual results to differ from our projections.

Item 1. Business

Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products’ product offerings include Chaparral sterndrive, outboard and jet pleasure boats and Robalo outboard sport fishing boats.

Organization and Overview

Marine Products is a Delaware corporation incorporated on August 31, 2000, in connection with a spin-off from RPC, Inc. (NYSE: RES) (“RPC”). Effective February 28, 2001, RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products, a newly formed, wholly owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders.

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, sport fishing and jet boat markets. The Company sells its products to a network of 195 domestic and 93 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained workforce. With over 55 years of boatbuilding experience, Chaparral continues to expand the range of its offerings through insightful, innovative product design and quality manufacturing processes in order to reach an increasingly discerning recreational boating market.

The Company manufactures Chaparral sterndrive pleasure boats including SSi Sport and Ski & Fish Boats, SSX Sport Boats and the Surf Series. The Company also manufactures Chaparral outboard pleasure boats within the SSi and SSX, SunCoast and OSX Sport Luxury models. In addition to the sterndrive and outboard offerings, the Company manufactures Vortex jet boats under the Chaparral brand name. The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2019] indicate that Chaparral is the second largest manufacturer of sterndrive boats in lengths from 19 to 34 feet in the United States.

In addition to the outboard models manufactured by Chaparral, the Company also manufactures Robalo outboard sport fishing boats. Robalo was founded in 1969 and its first boat was a 19-foot center console salt-water fishing boat, among the first of this type of boat to have an “unsinkable” hull. The models manufactured under the Robalo name include center consoles, dual consoles and Cayman Bay Boats.

The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2019] indicate that Robalo is the second largest manufacturer of outboard boats in lengths from 16 to 31 feet in the United States with a market share of 5.3 percent. Additionally, the combination of Robalo and Chaparral outboards holds the highest position in the overall outboard market, with a market share of 6.5 percent.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational and cruiser markets through its Chaparral brand and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:

	Number		Approximate
	of	Overall	Retail
Product Line	Models	Length	Price Range	Description

Chaparral – SSi Sport Boats	11	19'-24′	$34,000 - $102,000

Fiberglass sterndrive and outboard-powered, larger sport boats marketed as high value runabout for larger groups. Design features handling of a runabout, style of a sportboat and open concept layout. Select models offer ski and fish options to meet your specific needs. All marketed with National Advertised Prices.

Chaparral – SSX Sport Boats	7	23′-34′	$68,000 - $415,000	Fiberglass sterndrive and outboard powered bowriders that combine features of sportboats and bowriders. Marketed as high value, luxury runabouts for family groups.

Chaparral – Surf Series	5	21′-29′	$52,000 - $226,000

This model line features a forward-facing sterndrive engine. Fiberglass multipurpose bowriders, the Surf Series models are marketed to both experienced and value-conscious buyers. These boats are designed to enhance the wake of the boat to accommodate the popular sport of wake surfing.

Chaparral – SunCoast Bowriders	2	23′-25′	$57,000 - $114,000

Fiberglass multipurpose luxury bowrider with outboard power and an open bow providing high seating capacity. Large bowrider-style boat, suitable for large inland bodies of water or coastal saltwater use. Marketed with a national fixed retail price to boaters carrying large numbers of passengers.

Chaparral – OSX Sport Boats	2	28'-30'	$173,000 - $340,000	Fiberglass, multipurpose sport boats with outboard power featuring plentiful seating and entertaining areas, cabin and bathroom accommodations, excellent performance, and luxury finishes.

Chaparral – Vortex Jet Boats	6	20′-24′	$40,000 - $95,000

Jet-powered fiberglass pleasure boats with traditional bowrider styling. Marketed features include high seating capacity and enhanced maneuverability at low speeds. National fixed retail price includes a trailer. Also marketed as a high-performance wakeboard boat with optional surf package. Marketed to younger families and wakeboard enthusiasts.

Robalo – Center Consoles	11	16′-30′	$23,000 - $235,000

Fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen and families desiring extra seating. Smaller models include a trailer, and all models are marketed with a national fixed retail price. The Explorer series features extra seating options.

Robalo – Cayman Bay Boats	4	20′-24′	$38,000 - $120,000

Fiberglass outboard sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen wanting inshore and offshore capabilities. All models marketed with a trailer at a national fixed retail price.

Robalo – Dual Consoles	4	20′-31′	$44,000 - $275,000

Multi-purpose fiberglass outboard-powered sport fishing boats for large freshwater lakes or saltwater use. Marketed with national fixed retail prices to experienced fishermen and families looking for both fishing and cruising features.

Manufacturing

Marine Products’ manufacturing facilities are in Nashville, Georgia. Marine Products utilizes five different plants to, among other things, manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. When fully assembled and inspected, the boats are loaded onto either Company-owned trailers or third-party marine transport trailers for delivery to dealers. The manufacturing process begins with the design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

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

Suppliers

Marine Products’ three most significant cost components used in manufacturing its boats are engines, resins and fiberglass. For each of these, there is currently an adequate supply available in the market. Marine Products has not experienced any significant shortages in any of these products. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mixes, introducing new product lines or limiting production in response to an industry-wide reduction in boat demand. Trade negotiations between the United States and other countries have the potential to cause disruptions in the availability of fiberglass, the largest supplier of which is in a country impacted by tariffs, though we have experienced no such disruptions. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quality or quantities at acceptable prices.

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually based on anticipated customer preferences or actual customer orders. Sterndrive engines are purchased through the American Boatbuilders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has an outboard engine supply contract with Yamaha and a jet engine supply contract with BRP US Inc. These engine supply arrangements were not negotiated through the ABA. In the event of a sudden and extended interruption in the supply of engines from any of these suppliers, our sales and profitability could be negatively impacted. See “Risk Factors” below.

Marine Products uses other raw materials in its manufacturing processes. Among these are resins made from hydrocarbon feedstocks, copper and steel. The costs of these commodities fluctuate in response to changes in global economic conditions.

Sales and Distribution

Domestic sales are generated through our independent dealer network of approximately 66 Chaparral dealers, 36 Robalo dealers and 93 dealers that sell both brands located in markets throughout the United States. Marine Products also has 93 international dealers. Most of our dealers also inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ six independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing the dealer distribution network for the Company’s products. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. No single dealer accounted for more than 10 percent of net sales during 2019, 2018 or 2017.

Marine Products continues to seek new dealers in many areas throughout the U.S., Canada, Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires full payment prior to shipping a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation. The Company’s international sales are affected by trends in consumer discretionary spending and the value of the U.S. dollar on global currency markets, among other things. During 2019, the Company’s international net sales decreased 12.6 percent compared to 2018 due to the impact of trade tariffs enacted during 2018, most notably in Canada (which were repealed during the second quarter of 2019), Mexico and the European Union. International net sales as a percentage of total net sales were 5.8 percent in 2019, 6.5 percent in 2018, and 6.3 percent in 2017.

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

Approximately 64 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or pay cash. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. Until recently, most dealers maintained financing arrangements with multiple lenders, although that is less common at the present time, given that there are fewer lenders. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits negotiated with the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase amount is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $13.1 million as of December 31, 2019. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.7 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $20.8 million as of December 31, 2019. In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturer’s repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods and promote sales of certain models. For the 2020 model year (which commenced July 1, 2019), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through April 30, 2020. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We believe that dealer inventories of our boat models as of December 31, 2019 are appropriate relative to the current level of retail customer demand; approximately 91 percent of boats have been in dealer inventory less than 18 months as of December 31, 2019, approximately the same as the previous year. The sales order backlog as of December 31, 2019 was approximately 921 boats with estimated net sales of approximately $43.6 million. This represents an approximate 12.3 week backlog based on recent production levels. The sales order backlog as of December 31, 2018 was approximately 1,953 boats with estimated net sales of approximately $94.4 million. This represents an approximate 19.0 week backlog based on production levels at that time. The Company will continue to monitor the number of boats in dealer inventories and adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

A bow design known as the Wide TechTM was first used on the Chaparral Sunesta Wide TechTM and Xtreme models for the 2008 model year and has been used on other models since that time. The Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, it allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. This bow design has been utilized on several models, and may be incorporated on other Chaparral boat models in the future.

In support of its new product development efforts, Marine Products incurred research and development costs of $730 thousand in 2019, $822 thousand in 2018, and $960 thousand in 2017.

Industry Overview

The recreational marine market in the United States is a mature market, with 2019 retail expenditures of approximately $42 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete with all other leisure activities for consumers’ limited free time.

There are currently approximately 12 million boats owned in the United States, including outboard, inboard, sterndrive, jet drive, sailboats and personal watercraft. Marine Products competes in the sterndrive boating category with three lines of Chaparral boats and in the outboard category with its Robalo sport fishing boats, Chaparral SunCoast, OSX Sport Luxury, and selected SSi and SSX models, and in the jet drive category with its Chaparral Vortex jet boats. Management believes that the five largest states for boat sales at the present time are Florida, Texas, Michigan, North Carolina and Minnesota. Marine Products has dealers in each of these states.

Industry sales of new outboard boats in the United States during 2019 totaled 51,788 units and accounted for approximately 68 percent of the total new fiberglass powerboats sold between 16 and 31 feet in hull length. Sales of new outboard boats had an estimated total retail value of $3.18 billion, with an average retail price of approximately $61,000. Approximately 62 percent of the Company’s unit sales in 2019 were outboard boats compared to 56 percent in 2018. Sales of new sterndrive boats in the United States during 2019 totaled 9,551 units and accounted for approximately 13 percent of the total new fiberglass powerboats sold in the 19 to 34 feet hull length. Sales of new sterndrive boats had an estimated total retail value of $926 million, with an average retail price per unit of approximately $97,000. Approximately 34 percent of the Company’s unit sales in 2019 were sterndrive boats compared to 38 percent in 2018. Retail jet boat sales of 20 to 24 feet hull lengths totaled 3,068 units during 2019 and an estimated retail value of $168 million, with an average retail price of approximately $55,000. Approximately five percent of the Company’s unit sales in 2019 were sterndrive boats compared to four percent in 2018 (source for industry data: Info-Link Technologies, Inc.).

The U.S. domestic recreational boating industry includes sales in the segments of new and used boats, motors and engines, trailers, and other boat accessories. The new fiberglass boat market segment with hull lengths of 19 to 34 feet, the primary market segment in which Marine Products competes, represented $5.6 billion in retail sales during 2019. The table below reflects the estimated annual sales within this segment by category for 2019 and 2018 (source: Info-Link Technologies, Inc.):

	2019		2018
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	9,551	$0.9	10,267	$0.9
Outboard Boats	51,788	3.2	51,419	2.9
Inboard Boats	11,382	1.3	10,831	1.2
Jet Boats	3,068	0.2	3,200	0.1
TOTAL	75,789	$5.6	75,717	$5.1

Chaparral’s products are categorized as sterndrive boats, outboard boats, and jet boats and Robalo’s products are categorized as outboard boats. Industry-wide sterndrive boat unit sales have declined steadily during the last three years. The Company first introduced jet boat models in 2015. Based on available market share data, Chaparral’s share of the jet boat market during the latest reported period ended September 30, 2019 was approximately 4.1 percent.

The recreational boat manufacturing market remains highly fragmented except for Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes fewer than 20 sterndrive manufacturers and approximately 75 outboard boat manufacturers with significant unit production, with the majority representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the latest reported period ended September 30, 2019, the top five sterndrive manufacturers, which includes Chaparral, have a combined market share of approximately 63 percent compared to 61 percent in the same period one year ago. Chaparral’s market share in sterndrive units during this period was approximately 16.1 percent, unchanged compared to the same period in the prior year. The Company believes that its strong market share is primarily due to the success of our larger SSX models and the Surf Series.

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

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of new powerboats of all types increased at a compounded annual rate of approximately 4.0 percent between 2015 and 2019. During this period, Marine Products experienced a compounded annual growth rate of approximately 3.0 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines. At the end of 2019, the Company’s dealer inventories were approximately 0.5 percent higher than they were at the end of 2018, while our unit order backlog was 52.8 percent lower than it was at the end of 2018. We believe that inventories and the current unit order backlog are appropriate relative to expected retail demand during the 2020 retail selling season. Chaparral has grown its sterndrive market share in the 19 to 34 feet length category from 5.9 percent in fiscal 1996 to 16.1 percent during the latest reported period ended September 30, 2019 (the most recent information available to us from Statistical Surveys, Inc.).

During 2019, we continued to emphasize the Surf Series line of Chaparral models, our larger Chaparral SSX models, and our larger Robalo models. We believe that these boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling.

These models align with Marine Products’ overall operating strategy, which emphasizes innovative designs and manufacturing processes, and the production of a high-quality product, while also seeking to lower manufacturing costs through increased efficiencies in our facilities. In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third-party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 23 independent boat manufacturers that have formed a buying group to pool their purchasing power in order to achieve improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 288 independent dealers located throughout the United States and in several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. During 2019 we continued to develop our nationally advertised fixed retail pricing strategy. We believe the nationally advertised fixed retail pricing gives the consumer confidence that that they are getting the best possible price resulting in higher customer satisfaction and encourages consistent pricing across our dealer network. Marine Products also realizes that innovative marketing is an increasingly important component of the full customer experience and is leading the way with marketing and branding that consistently present a luxury-oriented message and integrate themselves into the boater’s entire experience.

A component of Marine Products’ overall strategy is to consider making strategic acquisitions in order to complement existing product lines, expand its geographic presence in the marketplace and strengthen its capabilities depending upon availability, price and complementary product lines. We periodically review potential acquisition targets and intend to continue doing so in the future.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) outboard boat manufacturers in the United States based on unit sales in 2019. According to Statistical Surveys, Inc., the companies set forth below represent approximately 45 percent of all United States retail outboard boat registrations with hull lengths of 16 to 34 feet for the 12-month period ended September 30, 2019 (latest data available to us).

1.	Marine Products Corporation [1]
2.	Carolina Skiff
3.	Sea Hunt Boats
4.	Bayliner [2]
5.	Key West
6.	Nautic Star [3]
7.	Boston Whaler [2]
8.	Sportsman Boats
9.	Tidewater
10.	Hurricane

The sterndrive engine powered market encompasses a wide variety of boats, accounting for approximately 13 percent of traditional powerboat unit sales during 2019. Marine Products Corporation’ Chaparral brand was the second largest manufacturer of outboard boats in lengths from 19 to 34 feet during the 12-month period ended September 30, 2019 and its share of the market during this period was approximately 16.1 percent. Primary competitors for Chaparral during 2019 included Cobalt 4, Sea Ray 2, Regal, Bayliner 2 and Crownline.

1 Includes Chaparral and Robalo outboard units

2 Division or subsidiary of Brunswick Corporation

3 Division or subsidiary of MasterCraft Boat Holdings, Inc.

4 Division or subsidiary of Malibu Boats, Inc.

The jet engine powered market accounted for approximately 4.1 percent of traditional powerboat unit sales during 2019. Chaparral was the third largest jet boat manufacturer in the 20 to 24 foot range during the 12-month period ended September 30, 2019, and its share of the market during this period was approximately 4.1 percent. The largest manufacturer of jet boats in the 20 to 24 foot range was Yamaha. Scarab is the only other significant competitor in this market.

Environmental and Regulatory Matters

Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (“EPA”) and state pollution control agencies, which require reports and facility inspections to monitor compliance with their regulations. The Occupational Safety and Health Administration (“OSHA”) standards limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Marine Products’ manufacturing facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. Marine Products believes that its facilities comply in all material aspects with these regulations. Although capital expenditures related to compliance with environmental laws are expected to increase during the coming years, we do not currently anticipate that any material expenditure will be required to continue to comply with existing environmental or safety regulations in connection with our existing manufacturing facilities.

Recreational powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be compliant with the International Organization for Standardization requirements which specify standards for the design and construction of powerboats. All boats sold by Marine Products meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Marine Products has from time to time instituted recalls for defective component parts produced by other manufacturers. None of the recalls has had a material adverse effect on Marine Products.

The EPA has adopted regulations stipulating that many marine propulsion engines meet an air emission standard that requires fitting a catalytic converter to the engine. These regulations also require, among other things, that the engine manufacturer provide a warranty that the engine meets EPA emission standards. The engines used in Marine Products’ Chaparral and Robalo product lines are subject to these regulations. These regulations are similar to regulations adopted by the California Air Resources Board in 2007 but apply to all U.S. states and territories. This regulation has increased the cost to manufacture the majority of the Company’s boat products. The additional cost of complying with these EPA regulations may reduce Marine Products’ profitability, because the Company may have to absorb the increased cost. It may also reduce Marine Products’ net sales, because the increased cost of owning a boat may force consumers to buy a smaller or less expensive boat or forego a boat purchase, and because increased product cost will reduce the amount of inventory that Marine Products’ dealers can carry, thus reducing retail consumers’ choices.

Employees

As of December 31, 2019, Marine Products had approximately 673 employees (a decrease from approximately 976 at December 31, 2018), of whom four were management, 57 were administrative and six were sales.

None of Marine Products’ employees are party to a collective bargaining agreement. Marine Products’ entire workforce is currently employed in the United States and Marine Products believes that its relations with its employees are good.

Proprietary Matters

Marine Products owns several trademarks, trade names and patents that it believes are important to its business. Except for the Chaparral and Robalo trademarks, however, Marine Products is not dependent upon any single trademark or trade name or group of trademarks or trade names. The Chaparral and Robalo trademarks are currently registered in the United States. The current duration for such registration ranges from seven to 15 years but each registration may be renewed an unlimited number of times.

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years. As of December 31, 2019, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

In 2008 Chaparral was granted a design patent on its Wide TechTM hull design by the U.S. Patent and Trademark Office. The patent has a term of 14 years and protects the Wide TechTM. hull. Marine Products believes that this patent may be important to its business in the future.

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

Inflation

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. Although raw materials costs have not increased during 2019, the cost of certain components used in the manufacturing of the Company’s products has increased due to high demand and limited supplier capacity. As a result, it is possible the Company will incur higher materials purchase costs in 2020. These higher prices of materials would increase the costs of manufacturing the Company’s products, and could negatively affect our profit margins, due to the competitive nature of the selling environment for recreational boats. Furthermore, the costs of these raw materials remain volatile and may increase in the future.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. In the event that interest rates rise, or lending standards for consumer loans become more stringent, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance their boat purchases.

Availability of Filings

Marine Products makes available free of charge on its website, MarineProductsCorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Economic Conditions, Availability of Credit and Consumer Confidence Levels Affect Marine Products’ Sales Because Marine Products’ Products are Purchased with Discretionary Income.

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

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers.

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2020 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

Interest Rates and Fuel Prices Affect Marine Products’ Sales.

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

Marine Products’ Dependence on its Network of Independent Boat Dealers May Affect its Operating Results and Sales.

Virtually all Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. The Company faces intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales. A deterioration in the number of Marine Products’ network of independent boat dealers could have a material adverse effect on its boat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its business plans. Although Marine Products’ management believes that the quality of its products and services in the recreational boating market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current sales levels.

Marine Products’ Financial Condition and Operating Results may be Adversely Affected by Boat Dealer Defaults.

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

Marine Products’ Sales are Affected by Weather Conditions.

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

Marine Products Encounters Intense Competition Which Affects our Sales and Profits.

The recreational boat industry is highly fragmented, resulting in intense competition for customers, dealers and boat show exhibition space. This competition affects both the markets which we currently serve and new markets that we may enter in the future. We compete with several large national or regional manufacturers that have substantial financial, marketing and other resources.

Marine Products has Potential Liability for Personal Injury and Property Damage Claims.

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

Because Marine Products Relies on Third-party Suppliers, Marine Products may be Unable to Obtain Adequate Raw Materials, Engines and Components Which Could Adversely Affect Sales and Profit Margins.

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

Marine Products may be Unable to Identify, Complete or Successfully Integrate Acquisitions.

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

Marine Products’ Success Will Depend on its Key Personnel, and the Loss of any Key Personnel may Affect its Powerboat Sales.

Marine Products’ success will depend to a significant extent on the continued service of key management personnel. The loss or interruption of the services of any senior management personnel or the inability to attract and retain other qualified management, sales, marketing and technical employees could disrupt Marine Products’ operations and cause a decrease in its sales and profit margins.

Marine Products’ Ability to Attract and Retain Qualified Employees is Crucial to its Results of Operations and Future Growth.

Marine Products relies on the existence of an available hourly workforce to manufacture its products. As with many businesses, we are challenged at times to find qualified employees. There are no assurances that Marine Products will be able to attract and retain qualified employees to meet current and/or future growth needs.

If Marine Products is Unable to Comply with Environmental and Other Regulatory Requirements, its Business may be Exposed to Liability and Fines.

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

Marine Products’ Stock Price has been Volatile.

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

Marine Products’ Management has a Substantial Ownership Interest; Public Stockholders may have no Effective Voice in Marine Products’ Management.

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

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 79 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third-party from acquiring control of Marine Products at a premium.

Provisions in Marine Products’ Certificate of Incorporation and Bylaws may Inhibit a Takeover of Marine Products.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Marine Products’ corporate offices are in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $3,700 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30-day notice.

Chaparral owns and maintains approximately 1,051,000 square feet of space utilized for manufacturing, research and development, warehouse, sales office and operations in Nashville, Georgia. In January of 2019, the Company purchased an 111,000 square feet of warehouse space in Nashville, Georgia which was previously under a lease arrangement that expired in 2018. In addition, the Company owns 83,000 square feet of manufacturing space in Valdosta, Georgia. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 724,700, research and development — 68,500, warehousing — 315,700, office and other — 136,100.

Item 3. Legal Proceedings

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information About Our Executive Officers

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

		Date First
		Elected
Name and Office with Registrant	Age	to Present Office
R. Randall Rollins (1)	88	2/28/01
Chairman of the Board

Richard A. Hubbell (2)	75	2/28/01
President and Chief Executive Officer

Ben M. Palmer (3)	59	2/28/01
Vice President, Chief Financial Officer and Corporate Secretary

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, Inc. in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down from the position of Chief Executive Officer effective in 2003. He has served as Chairman of the Board of Marine Products since 2001 and Chairman of the Board of Rollins, Inc. since 1991. He is also a director of Dover Motorsports, Inc.
(2)	Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been President of RPC since 1987 and Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors of both companies.
(3)	Ben M. Palmer has been Vice President, Chief Financial Officer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996. He assumed the responsibilities as Corporate Secretary of Marine Products and RPC in July 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 14, 2020, there were 33,975,976 shares of common stock outstanding and approximately 3,600 beneficial holders of our Company’s common stock.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchases in the fourth quarter of 2019 are outlined below.

			Total Number of
			Shares (or Units)
	Total		Purchased as	Maximum Number (or
	Number of	Average	Part of Publicly	Approximate Dollar Value) of
	Shares (or	Price Paid	Announced	Shares (or Units) that May
	Units)	Per Share	Plans or	Yet Be Purchased Under the
Period	Purchased	(or Unit)	Programs (1)	Plans or Programs (1)
October 1, 2019 to October 31, 2019	18,627	$13.25	18,627	1,738,724
November 1, 2019 to November 30, 2019	45,028	14.45	45,028	1,693,696
December 1, 2019 to December 31, 2019	25,328	15.26	25,328	1,668,368
Totals	88,983	$14.43	88,983	1,668,368

(1)	The Company’s Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. During the fourth quarter of 2019, a total of 88,983 shares were repurchased in the open market under this program and there are 1,668,368 shares that remain available for repurchase. The program does not have a predetermined expiration date.

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

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2019, the components of the Russell 2000 had an average market capitalization of $2.5 billion, and a median market capitalization of $821 million.

The graph below assumes the value of $100.00 invested on December 31, 2014.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2019	2018	2017(1)	2016	2015
Statement of Operations Data:
Net sales	$292,136	$298,616	$267,316	$241,330	$207,061
Cost of goods sold	226,742	232,293	208,296	190,863	163,261
Gross profit	65,394	66,323	59,020	50,467	43,800
Selling, general and administrative expenses	31,259	30,936	29,261	27,415	23,249
Operating income	34,135	35,387	29,759	23,052	20,551
Interest income	323	268	229	355	420
Income before income taxes	34,458	35,655	29,988	23,407	20,971
Income tax provision (1)	6,219	7,167	10,688	6,662	6,665
Net income (1)	$28,239	$28,488	$19,300	$16,745	$14,306
Earnings per share: (1)
Basic	$0.83	$0.83	$0.55	$0.44	$0.39
Diluted	$0.83	$0.83	$0.55	$0.44	$0.39
Dividends paid per share	$0.58	$0.50	$0.33	$0.24	$0.20
Other Financial and Operating Data:
Gross profit margin percent	22.4%	22.2%	22.1%	20.9%	21.2%
Operating margin percent	11.7%	11.9%	11.1%	9.6%	9.9%
Net cash provided by operating activities	$33,917	$22,775	$29,639	$15,837	$16,044
Net cash provided by (used for) investing activities	5,345	3,060	(6,549)	22,575	(2,489)
Net cash used for financing activities	(28,203)	(24,774)	(18,025)	(43,779)	(9,641)
Capital expenditures	$2,334	$2,154	$2,410	$1,940	$3,878
Employees at end of year	673	976	891	823	767
Factory and administrative space at end of year (square ft.)	1,245	1,211	1,211	1,211	1,205
Balance Sheet Data at end of year:
Cash and cash equivalents	$19,804	$8,745	$7,684	$2,619	$7,986
Marketable securities — current	—	2,966	2,636	4,109	7,825
Marketable securities — non-current	—	4,699	10,395	5,221	27,129
Inventories	41,553	46,770	38,006	42,488	32,638
Working capital	53,886	46,433	34,826	34,753	38,846
Property, plant and equipment, net	14,796	14,552	14,218	13,334	12,761
Total assets	104,764	100,880	95,900	88,527	110,677
Total stockholders’ equity	$77,212	$75,212	$69,604	$65,445	$90,212

(1)	The indicated Statement of Operations data for 2017 include the impact of a net discrete tax provision of $1.7 million, or $0.05 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

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

During 2019, aggregate sales of the boating segments in which Marine Products operates declined by approximately two percent. Sales in each segment in which we operate declined during the year, with the most pronounced decline observed in the fiberglass sterndrive segment, which recorded an 7.0 percent unit sales decline. Our consolidated net sales declined slightly in 2019 compared to 2018 due to a decrease in unit sales across all model lines partially offset by a higher average selling prices resulting from a favorable model mix. Unit sales in 2019 decreased by 9.6 percent compared to 2018. Management will continue to monitor retail demand among the various segments in the recreational boat market, the actions of our competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We periodically monitor our market share in the 19 to 34 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the 12 month period ended September 30, 2019 (latest data available to us), Chaparral’s market share in the 19 to 34 foot sterndrive category was 16.1 percent, unchanged in comparison to the prior year same period, the second highest market share in this category during this period. For the 12-month period ended September 30, 2019, Robalo’s share of the 16 to 31 foot outboard sport fishing boat market was 5.3 percent, the second highest market share within this category. Marine Products Corporation’s share of the outboard recreational market, including both Robalo and Chaparral’s outboard units, was 6.5 percent of the total market within its size range for the 12 months ended September 30, 2019. The Company held the highest share among manufacturers of various outboard brands during the period. We will continue to monitor our market share and believe it to be important, but we believe that maximizing profitability takes precedence over growing our market share. Furthermore, as we continue to expand the breadth of our product offerings within our core category and new categories, we consider our overall market share across the various powerboat categories to be of greater importance to the long-term health of our company than our market share within any specific type of recreational boat.

Outlook

We believe that retail demand for new recreational boats during 2020 will be approximately equal to demand in 2019. As evidence of this belief, attendance and sales at the 2020 winter boat shows were approximately equal to attendance and sales at the 2019 winter boat shows. Positive factors influencing recreational boat demand include strong consumer confidence and a robust U.S. employment market, as well as a favorable financing environment for boat dealers and consumers. These factors may be partially offset by a strong secondary market for used boats and market saturation caused by strong retail sales during the past several years.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales increased each year between 2012 and 2018, though they declined slightly in 2019. Fluctuations in fuel prices can impact our industry, although they were relatively stable in 2019 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprised approximately 34 percent of the Company’s unit sales in 2019. The higher cost of boat ownership discourages consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2020 model year which began on July 1, 2019. We continue to emphasize the Surf Series line of Chaparral models, our larger Chaparral SSX models, and our larger Robalo models. In addition, we generated strong sales of our Chaparral OSX Sport Luxury outboards. We believe that these boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling. We plan to continue to develop and produce additional new products for subsequent model years.

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

Results of Operations

	Years ended December 31,
($’s in thousands)	2019	2018	2017
Total number of boats sold to dealers	4,825	5,340	5,301
Average gross selling price per boat	$52.6	$48.7	$44.2
Net sales	$292,136	$298,616	$267,316
Percentage of gross profit to net sales	22.4%	22.2%	22.1%
Percentage of selling, general and administrative expenses to net sales	10.7%	10.4%	10.9%
Operating income	$34,135	$35,387	$29,759
Warranty expense	$3,807	$4,178	$3,343

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Sales. Marine Products' net sales decreased by $6.5 million or 2.2 percent in 2019 compared to 2018. The decrease was primarily due to a 9.6 percent decrease in the number of boats sold, as well as a decrease in parts and accessories sales, partially offset by 8.0 percent increase in the average gross selling price per boat. Unit sales decreased due to lower sales for the majority of our model lines partially offset by an increase in unit sales of OSX models. Average selling prices increased primarily due to a favorable model mix which included increased sales of our larger boats. Domestic net sales were $275.1 million, a small decrease of 1.5 percent compared to the prior year. International sales decreased 12.6 percent during 2019 compared to 2018.

Cost of Goods Sold. Cost of goods sold increased 2.4 percent in 2019 compared to 2018. As a percentage of net sales, cost of goods sold decreased slightly to 77.6 percent in 2019, compared to 77.8 percent in 2018 primarily due to decreases in production cost efficiencies including materials consistent with an improved model mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly by 1.0 percent in 2019 compared to 2018 primarily due to increases in professional fees and incentive compensation partially offset by a decrease in warranty expense consistent with the decline in net sales. Selling, general and administrative expenses as a percentage of sales increased slightly to 10.7 percent in 2019 from 10.4 percent in 2018. As a percentage of net sales, warranty expense decreased to 1.3 percent in 2019, compared to 1.4 percent in 2018.

Interest Income. Interest income increased to $323 thousand in 2019 compared to $268 thousand in 2018. Marine Products generates interest income in 2019 primarily from investments in money market funds. This increase was primarily due to a higher percentage yield, partially offset by a reduction in the average balance of cash and cash equivalents.

Income Tax Provision. The income tax provision decreased to $6.2 million in 2019 compared to $7.2 million in 2018. The effective tax rate in 2019 was 18.0 percent compared to 20.1 percent in 2018. The decrease in effective rate during 2019 is primarily due to a favorable change in the permanent adjustments.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $19.8 million at December 31, 2019, $8.7 million at December 31, 2018 and $7.7 million at December 31, 2017. In addition, the aggregate of short-term and long-term marketable securities was $7.7 million at December 31, 2018 and $13.0 million at December 31, 2017. As of December 31, 2019, there are no marketable securities as a result of a change in our investment strategy.

The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2019	2018	2017
Net cash provided by operating activities	$33,917	$22,775	$29,639
Net cash provided by (used for) investing activities	5,345	3,060	(6,549)
Net cash used for financing activities	(28,203)	(24,774)	(18,025)

2019

Cash provided by operating activities increased by $11.1 million in 2019 compared to 2018. This increase was primarily due to a net favorable change in working capital coupled with an increase in other long-term liabilities due primarily to an increase in the net SERP liability.

The net favorable change in working capital was due to favorable change of $14.0 million in inventories consistent with a decrease in production and timing of shipments of finished boats. This favorable change in working capital was partially offset by unfavorable changes of $0.7 million in income taxes receivable, $1.9 million in accounts receivable due to state incentive receivable of $1.6 million recorded during the third quarter of 2019, as well as, an unfavorable change of $0.6 million in prepaid expenses and other current assets due to timing of payments.

Cash provided by investing activities for 2019 was approximately $5.3 million compared to $3.1 million used for investing activities for the same period in 2018. The increase in cash provided by investing activities is primarily due to increased net sales of marketable securities in 2019 resulting from a change in investment strategy from marketable securities to money market funds, partially offset by an increase in capital expenditures.

Cash used for financing activities for 2019 increased approximately $3.4 million compared to 2018 primarily due to both a $0.9 million increase in open market share repurchases and a $2.5 million increase in common stock dividends paid to shareholders in 2019 compared to the prior year.

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

Cash Requirements

Management expects that capital expenditures during 2020 will be approximately $3.7 million.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC. During 2019, the Company did not make a cash contribution to this plan. We do not currently expect that additional contributions by the Company to the Retirement Income Plan will be made in 2020.

On January 28, 2020, the Board of Directors approved a quarterly cash dividend of $0.12 per common share payable March 10, 2020 to stockholders of record at the close of business on February 10, 2020.

The Company has an agreement with one employee that provides for a monthly payment equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. The Company repurchased 503,549 shares in the open market during 2019. As of December 31, 2019, the Company has repurchased under this program a total of 6,581,632 shares in the open market and there are 1,668,368 shares that remain available for repurchase.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company repurchased dealer inventory totaling $3.4 million under contractual agreements during 2019 and had no repurchases during 2018. See further information regarding repurchase obligations in “NOTE 10: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2019:

	Payments due by period
		Less
		than 1	1-3	3-5	More
Contractual Obligations (in thousands)	Total	year	years	years	than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	—	—	—	—	—
Operating leases (1)	166	52	104	10	—
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities (4)	960	192	384	384	—
Total	$1,126	$244	$488	$394	$—

(1)	Operating leases represent agreements for various office equipment.
(2)	As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.
(3)	The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. As of December 31, 2019, there are no payables outstanding to floor plan lenders.
(4)	Represents amounts related to the usage of corporate aircraft.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company repurchased dealer inventory totaling $3.4 million under contractual agreements during 2019 and had no material repurchases during 2018.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2019, the Company believes the fair value of its remaining guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 10: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase obligation is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $13.1 million as of December 31, 2019. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.7 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions is approximately $20.8 million as of December 31, 2019. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $865,000 in 2019, $873,000 in 2018, and $849,000 in 2017. The Company’s payable to RPC for these services was $56,000 as of December 31, 2019 and $28,000 as of December 31, 2018. Many of the Company’s directors are also directors of RPC and all the Company’s executive officers are employees of both the Company and RPC.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $159,000 in 2019 and 2018 and $157,000 in 2017 for the corporate aircraft. The Company has a payable to 255 RC LLC of $1.0 million as of December 31, 2019 and $0.8 million as of December 31, 2018. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2019, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

Sales recognition - The Company sells its boats through its network of independent dealers and recognizes revenues from contracts with its customers based on the consideration received in exchange for the goods sold. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occur with the transfer of title of our boats, accessories, and parts to our dealers. Net sale is measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer and consists of the sales price adjusted for dealer incentives.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and adjusts recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 7.0 percent in 2019, 7.2 percent in 2018, and 7.1 percent in 2017. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2019 would have increased or decreased net sales, gross margin and operating income by approximately $0.7 million.

Warranty costs -The Company records as part of selling, general and administrative expenses an experience-based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, manufacturing defects or issues, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.3 percent in 2019, 1.4 percent in 2018, and 1.3 percent in 2017. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2019 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.3 million.

Income taxes - The effective income tax rate was 18.0 percent in 2019, 20.1 percent in 2018, and 35.6 percent in 2017. The effective tax rates vary due to changes in estimates of future taxable income, fluctuations in the tax jurisdictions in which the earnings and deductions are realized, variations in the relationship of tax-exempt income or losses to income before taxes and favorable or unfavorable adjustments to estimated tax liabilities related to proposed or probable assessments. As a result, the effective tax rate may fluctuate significantly on a quarterly or annual basis.  The effective tax rate for 2019 reflects the favorable change in permanent adjustments.

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

Impact of Recent Accounting Pronouncements:

During the year ended December 31, 2019, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Standards:

●	Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted ASC 842, Leases and all the related amendments (“new lease standard”) on January 1, 2019 by recognizing on its balance sheet, a right-of-use asset and lease liabilities each totaling approximately $200 thousand, for all of its leases with terms greater than 12 months. The Company adopted the standard on January 1, 2019 using the optional transition method with no cumulative-effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows. See Note 13: Leases in the Notes to Consolidated Financial Statements for expanded disclosures.
●	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company changed its investment strategy in the first quarter of 2019 and no longer holds investments in callable debt securities. The Company adopted the standard in the first quarter of 2019 and adoption did not have a material impact on its consolidated financial statements.
●	ASU No. 2018-02 —Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The Company adopted the standard in the first quarter of 2019 and elected to reclassify approximately $414 thousand of stranded tax effects related to its pension plan and unrealized gain on its available-for-sale debt securities from AOCI to retained earnings.
●	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The Company adopted these provisions in the first quarter of 2019 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2020 and later:

●	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU introduced a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for recognition. The expected credit losses are adjusted each period for changes in expected lifetime. The Company adopted the provisions of the standard in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.
●	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted these provisions in the first quarter of 2020, on a prospective basis.

●	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The Company adopted these provisions in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.
●	ASU No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The amendments are effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2019 based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2019.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2019, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 32.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell	Ben M. Palmer
President and Chief Executive Officer	Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

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

February 28, 2020

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except share information)

December 31,	2019	2018
ASSETS
Cash and cash equivalents	$19,804	$8,745
Marketable securities	—	2,966
Accounts receivable, net	6,607	3,872
Inventories	41,553	46,770
Income taxes receivable	907	452
Prepaid expenses and other current assets	2,056	1,795
Current assets	70,927	64,600
Property, plant and equipment, net	14,796	14,552
Goodwill	3,308	3,308
Other intangibles, net	465	465
Marketable securities	—	4,699
Deferred income taxes	3,990	3,325
Other assets	11,278	9,931
Total assets	$104,764	$100,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$3,886	$4,673
Accrued expenses and other liabilities	13,155	13,494
Current liabilities	17,041	18,167
Pension liabilities	9,980	7,045
Other long-term liabilities	531	456
Total liabilities	27,552	25,668
Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 33,869,817 shares in 2019, 34,328,486 shares in 2018	3,387	3,433
Capital in excess of par value	—	—
Retained earnings	76,573	73,954
Accumulated other comprehensive loss	(2,748)	(2,175)
Total stockholders’ equity	77,212	75,212
Total liabilities and stockholders’ equity	$104,764	$100,880

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2019	2018	2017
Net sales	$292,136	$298,616	$267,316
Cost of goods sold	226,742	232,293	208,296
Gross profit	65,394	66,323	59,020
Selling, general and administrative expenses	31,259	30,936	29,261
Operating income	34,135	35,387	29,759
Interest income	323	268	229
Income before income taxes	34,458	35,655	29,988
Income tax provision	6,219	7,167	10,688
Net income	$28,239	$28,488	$19,300
EARNINGS PER SHARE
Basic	$0.83	$0.83	$0.55
Diluted	0.83	0.83	0.55
Dividends paid per share	$0.58	$0.50	$0.33

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2019	2018	2017
Net income	$28,239	$28,488	$19,300
Other comprehensive income, net of taxes:
Pension adjustment	(166)	(242)	215
Unrealized gain (loss) on securities, net of reclassification adjustments	7	47	(13)
Comprehensive income	$28,080	$28,293	$19,502

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2016	34,855	$3,486	$—	$64,141	$(2,182)	$65,445
Stock issued for stock incentive plans, net	184	18	2,664	—	—	2,682
Stock purchased and retired	(467)	(47)	(2,664)	(3,810)	—	(6,521)
Net income	—	—	—	19,300	—	19,300
Pension adjustment, net of taxes	—	—	—	—	215	215
Unrealized loss on securities, net of taxes and reclassification adjustments	—	—	—	—	(13)	(13)
Dividends declared	—	—	—	(11,504)		(11,504)
Balance, December 31, 2017	34,572	$3,457	$—	$68,127	$(1,980)	$69,604
Stock issued for stock incentive plans, net	190	19	2,070	—	—	2,089
Stock purchased and retired	(434)	(43)	(2,070)	(5,409)	—	(7,522)
Net income	—	—	—	28,488	—	28,488
Pension adjustment, net of taxes	—	—	—	—	(242)	(242)
Unrealized gain on securities, net of taxes and reclassification adjustments	—	—	—	—	47	47
Dividends declared	—	—	—	(17,252)	—	(17,252)
Balance, December 31, 2018	34,328	$3,433	$—	$73,954	$(2,175)	$75,212
Stock issued for stock incentive plans, net	129	13	2,110	—	—	2,123
Adoption of accounting standard (Note 1)	—	—	—	414	(414)	—
Stock purchased and retired	(587)	(59)	(2,110)	(6,278)	—	(8,447)
Net income	—	—	—	28,239	—	28,239
Pension adjustment, net of taxes	—	—	—	—	(166)	(166)
Unrealized gain on securities, net of taxes and reclassification adjustments	—	—	—	—	7	7
Dividends declared	—	—	—	(19,756)	—	(19,756)
Balance, December 31, 2019	33,870	$3,387	$—	$76,573	$(2,748)	$77,212

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2019	2018	2017
OPERATING ACTIVITIES
Net income	$28,239	$28,488	$19,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,090	1,820	1,526
Gain on sale of equipment and property	—	—	(8)
(Accretion) of discount/ amortization of premium related to marketable securities	(5)	213	425
Stock-based compensation expense	2,123	2,089	2,682
Deferred income tax (benefit) provision	(620)	378	1,519
(Increase) decrease in assets:
Accounts receivable	(2,735)	(821)	(1,964)
Inventories	5,217	(8,764)	4,482
Prepaid expenses and other current assets	(261)	301	(273)
Income taxes receivable	(455)	262	(685)
Other non-current assets	(1,355)	(563)	(912)
Increase (decrease) in liabilities:
Accounts payable	(787)	(689)	199
Other accrued expenses	(386)	(505)	1,760
Other long-term liabilities	2,852	566	1,588
Net cash provided by operating activities	33,917	22,775	29,639
INVESTING ACTIVITIES
Capital expenditures	(2,334)	(2,154)	(2,410)
Proceeds from sale of assets	—	—	8
Sales and maturities of marketable securities	7,978	21,423	18,067
Purchases of marketable securities	(299)	(16,209)	(22,214)
Net cash provided by (used for) investing activities	5,345	3,060	(6,549)
FINANCING ACTIVITIES
Payment of dividends	(19,756)	(17,252)	(11,504)
Cash paid for common stock purchased and retired	(8,447)	(7,522)	(6,521)
Net cash used for financing activities	(28,203)	(24,774)	(18,025)
Net increase in cash and cash equivalents	11,059	1,061	5,065
Cash and cash equivalents at beginning of year	8,745	7,684	2,619
Cash and cash equivalents at end of year	$19,804	$8,745	$7,684

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

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

The Company has only one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for more than 10 percent of net sales during 2019, 2018 or 2017. Net sales to the Company’s international dealers were approximately $17.0 million in 2019, $19.4 million in 2018, and $16.9 million in 2017.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2019, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Dividend — On January 28, 2020, the Board of Directors declared a regular cash dividend of $0.12 per share payable March 10, 2020 to stockholders of record at the close of business on February 10, 2020. Subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

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

Sales Recognition – Marine Products recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the goods sold. See Note 2 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. As of December 31, 2019 and 2018, the Company had approximately $269,000 and $243,000 in prepaid expenses related to unamortized product brochure costs. Advertising expenses totaled approximately $2,543,000 in 2019, $2,468,000 in 2018 and $2,305,000 in 2017 and are recorded in selling, general and administrative expenses.

Cash and Cash Equivalents — Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. The Company maintains its cash in bank accounts, which at times, may exceed federally insured limits.

Marketable Securities — During the first quarter of 2019, the Company changed its investment strategy and as of December 31, 2019, no longer held investments in marketable securities. Prior to 2019, Marine Products maintained investments at a large, well-capitalized financial institution. Marine Products’ investment policy did not allow investment in any securities rated less than “investment grade” by national rating services.

Management determined the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities were classified as available-for-sale because the Company did not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Net realized gains (losses) on marketable securities totaled $4,000 in 2019, $(81,000) in 2018 and $30,000 in 2017. Of the total (losses) gains realized, reclassification from other comprehensive income totaled approximately $4,000 in 2019, $(81,000) in 2018, and $30,000 in 2017. There were no gross unrealized gains on marketable securities as of December 31, 2019 and gross unrealized gains totaled $3,000 as of December 31, 2018. There were no gross unrealized losses on marketable securities as of December 31, 2019 and gross unrealized losses totaled $12,000 as of December 31, 2018. The net unrealized loss on marketable securities totaled $9,000 as of December 31, 2018. The amortized cost basis, fair value and net unrealized loss of the available-for-sale securities are as follows:

December 31,	2019			2018
	Amortized		Net	Amortized		Net
	Cost	Fair	Unrealized	Cost	Fair	Unrealized
Type of Securities	Basis	Value	Loss	Basis	Value	Loss
(in thousands)
Municipal Obligations	$—	$—	$—	$1,490	$1,490	$—
Corporate Obligations	—	—	—	6,184	6,175	(9)
Total	$—	$—	$—	$7,674	$7,665	$(9)

Municipal obligations consisted primarily of municipal notes rated AA- or higher ranging in maturity from less than one year to over 20 years. Corporate obligations consisted primarily of debentures and notes issued by other companies ranging in maturity from one to five years. These securities were rated BBB or higher. Investments with remaining maturities of less than 12 months are considered current marketable securities. Investments with remaining maturities greater than 12 months are considered non-current marketable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Accounts Receivable — The majority of the Company’s accounts receivable is due from dealers located in markets throughout the United States. Approximately 64 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2019 and 2018. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2019, 2018 and 2017.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 11 for further information regarding these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Warranty Costs — The Company provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2019 and 2018 is as follows:

(in thousands)	2019	2018
Balance at beginning of year	$5,607	$5,373
Less: Payments made during the year	(4,004)	(3,944)
Add: Warranty provision for the current year	3,788	3,901
Changes to warranty provision for prior years	19	277
Balance at end of year	$5,410	$5,607

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $730,000 in 2019, $822,000 in 2018, and $960,000 in 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(In thousands)	2019	2018	2017
Net income available for stockholders	$28,239	$28,488	$19,300
Less: Adjustments for earnings attributable to participating securities	(669)	(762)	(595)
Net income used in calculating earnings per share	$27,570	$27,726	$18,705

Weighted average shares outstanding (including participating securities)	34,061	34,529	34,843
Adjustment for participating securities	(831)	(959)	(1,091)
Shares used in calculating diluted earnings per share	33,230	33,570	33,752

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

Recent Accounting Pronouncements - During the year ended December 31, 2019, the FASB issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Standards:

●	Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted ASC 842, Leases and all the related amendments (“new lease standard”) on January 1, 2019 by recognizing on its balance sheet, a right-of-use asset and lease liabilities each totaling approximately $200 thousand, for all of its leases with terms greater than 12 months. The Company adopted the standard on January 1, 2019 using the optional transition method with no cumulative-effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows. See Note 13: Leases in the Notes to Consolidated Financial Statements for expanded disclosures.
●	ASU No. 2017-08 —Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company changed its investment strategy in the first quarter of 2019 and no longer holds investments in callable debt securities. The Company adopted the standard in the first quarter of 2019 and adoption did not have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

●	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The Company adopted the standard in the first quarter of 2019 and elected to reclassify approximately $414 thousand of stranded tax effects related to its pension plan and unrealized gain on its available-for-sale debt securities from AOCI to retained earnings.
●	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The Company adopted these provisions in the first quarter of 2019 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2020 and later:

●	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU introduced a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for recognition. The expected credit losses are adjusted each period for changes in expected lifetime. The Company adopted the provisions of the standard in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.
●	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted these provisions in the first quarter of 2020, on a prospective basis.
●	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The Company adopted these provisions in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.
●	ASU No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The amendments are effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

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

Nature of goods - MPC’s performance obligations within its contracts consists of: (1) boats and accessories and (2) parts. The Company transfers control and recognizes revenue on the satisfaction of its performance obligations (point in time) as follows:

●	Boats and accessories (domestic sales) – upon delivery and acceptance by the dealer.
●	Boats and accessories (international sales) – upon delivery to shipping port.
●	Parts – upon shipment/delivery to carrier.

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

Significant judgments

Determining the transaction price - The transaction price for MPC’s boats and accessories is the invoice price adjusted for dealer incentives. The Company utilizes the expected value method to estimate the variable consideration related to dealer incentives. Key inputs and assumptions in determining variable consideration include:

●	Inputs: Current model year boat sales, total potential program incentive percentage, prior model year results of dealer incentive activity (i.e., incentive earned as a percentage of total incentive potential).
●	Assumption: Current model year incentive activity will closely reflect prior model year actual results, adjusted as necessary for dealer purchasing trends or economic factors.

Other - Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Disaggregation of revenues

The following table disaggregates our sales by major source:

(in thousands)	2019	2018	2017
Boats and accessories	$287,837	$294,537	$263,275
Parts	4,299	4,079	4,041
Net sales	$292,136	$298,616	$267,316

The following table disaggregates our revenues between domestic and international:

(in thousands)	2019	2018	2017
Domestic	$275,133	$279,175	$250,394
International	17,003	19,441	16,922
Net sales	$292,136	$298,616	$267,316

Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2019	2018	2017
Products transferred at a point in time	$292,136	$298,616	$267,316
Products transferred over time	—	—	—
Net sales	$292,136	$298,616	$267,316

Contract balances -Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)	2019	2018
Deferred revenue	$295	$496

Substantially all of the amounts of deferred revenue as of December 31, 2019 and December 31, 2018 were recognized as sales during the following quarter, when control transferred.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2019	2018
(in thousands)
Trade receivables	$2,319	$2,397
Other	4,308	1,500
Total	6,627	3,897
Less: allowance for doubtful accounts	(20)	(25)
Net accounts receivable	$6,607	$3,872

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers and also a state incentive receivable in 2019. Changes in the Company’s allowance for doubtful accounts are disclosed in Schedule II on page 69 of this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

NOTE 4: INVENTORIES

Inventories consist of the following:

December 31,	2019	2018
(in thousands)
Raw materials	$24,993	$26,874
Work in process	7,731	10,671
Finished goods	8,829	9,225
Total inventories	$41,553	$46,770

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

	Estimated
December 31,	Useful Lives	2019	2018
(in thousands)
Land	N/A	$878	$878
Buildings	7-40	20,552	19,705
Operating equipment and property	3-15	11,891	11,016
Furniture and fixtures	5-7	1,999	1,785
Vehicles	5-10	7,734	7,381
Gross property, plant and equipment		43,054	40,765
Less: accumulated depreciation		(28,258)	(26,213)
Net property, plant and equipment		$14,796	$14,552

Depreciation expense was $2,090,000 in 2019, $1,820,000 in 2018 and $1,526,000 in 2017. The Company’s accounts payable for purchases of property and equipment was immaterial as of December 31, 2019, December 31, 2018 and December 31, 2017.

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2019	2018
(in thousands)
Accrued payroll and related expenses	$3,021	$3,257
Accrued sales incentives and discounts	3,716	3,547
Accrued warranty costs	5,410	5,607
Deferred revenue	295	496
Other	713	587
Total accrued expenses and other liabilities	$13,155	$13,494

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

NOTE 7: INCOME TAXES

The Tax Cuts and Jobs Act (“the Act”), effective January 1, 2018, included a reduction to the US federal tax rate from 35 percent to 21 percent, adjustments to deductible compensation of our executive officers and the elimination of the US manufacturing deduction. Among other international provisions, the Act provides for a deduction on certain qualifying income related to export sales of property or services referred to as Foreign Derived Intangible Income (“FDII”).

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

As of December 31, 2019, the Company has analyzed the provisions of the Act that have been in effect from January 1, 2018 forward and incorporated its best estimates of these provisions within the annual effective tax rate for 2019. Additionally, the Company estimated a tax benefit associated with FDII of $168 thousand, which has been reflected in the 2019 tax expense. The FDII benefit is based on current guidance and is subject to change, based upon future guidance being issued, in addition to the refinement of the calculations to be completed in connection with the filing of the Company’s 2019 US federal income tax return.

The following table lists the components of the provision for income taxes:

Years ended December 31,	2019	2018	2017
(in thousands)
Current provision:
Federal	$6,637	$6,173	$8,623
State	202	616	546
Deferred (benefit) provision:
Federal	(715)	384	1,511
State	95	(6)	8
Total income tax provision	$6,219	$7,167	$10,688

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	1.0	1.5	1.1
Research and experimentation credit	(1.2)	(0.8)	(0.8)
Non-deductible expenses	(0.7)	0.4	(3.5)
Change in contingencies	(0.1)	0.4	0.5
Adjustments related to the Act	0.0	(0.3)	5.6
Adjustments related to vesting of restricted stock	(1.5)	(1.8)	(2.4)
Other	(0.5)	(0.3)	0.1
Effective tax rate	18.0%	20.1%	35.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2019	2018
(in thousands)
Deferred tax assets:
Warranty costs	$1,190	$1,233
Sales incentives and discounts	404	317
Stock-based compensation	696	667
Pension	2,002	1,337
State NOL’s	484	588
State credits	1,818	2,794
All others	560	559
Valuation allowance	(1,818)	(2,794)
Total deferred tax assets	5,336	4,701
Deferred tax liabilities:
Depreciation and amortization expense	(947)	(1,009)
Basis differences in joint venture	(399)	(367)
Net deferred tax assets	$3,990	$3,325

Total net income tax payments were $7,330,000 in 2019, $6,290,000 in 2018, and $9,733,000 in 2017. As of December 31, 2019, the Company had net operating loss carry forwards related to state income taxes of approximately $11.1 million and other state credits of approximately $2.3 million (gross) that will expire between 2020 and 2036. The Company does not have a valuation allowance related to net operating loss carryforwards due to implemented tax planning strategies. The Company has a valuation allowance against the corresponding deferred tax asset on all state tax credits because, at this time, the Company does not expect to utilize them.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2019 and 2018.

During 2018, the Company recognized a decrease in its liability for unrecognized tax benefits related primarily to state income taxes, settlements, and voluntary disclosure agreements. The liability, if recognized, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
Balance at January 1	$393,000	$243,000
(Decreases) additions based on tax positions related to the current year	(28,000)	81,000
(Decreases) additions for tax positions of prior years	(7,000)	69,000
Balance at December 31	$358,000	$393,000

It is reasonably possible that the amount of the unrecognized benefits with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements. However, quantification of an estimated range cannot be made at this time.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2016 through 2019 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

		Unrealized
		Gain (Loss)
	Pension	on
	Adjustment	Securities	Total
(in thousands)
Balance at December 31, 2017	$(1,936)	$(44)	$(1,980)
Change during 2018:
Before-tax amount	(390)	(20)	(410)
Tax expense	85	4	89
Reclassification adjustment, net of taxes
Amortization of net loss	63	—	63
Net realized gain	—	63	63
Total activity in 2018	(242)	47	(195)
Balance at December 31, 2018	$(2,178)	$3	$(2,175)
Change during 2019:
Adoption of accounting standard (Note 1)	(404)	(10)	(414)
Before-tax amount	(300)	13	(287)
Tax benefit	66	(3)	63
Reclassification adjustment, net of taxes
Amortization of net loss	68	—	68
Net realized loss	—	(3)	(3)
Total activity in 2019	(570)	(3)	(573)
Balance at December 31, 2019	$(2,748)	$—	$(2,748)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2019 and 2018:

Fair Value Measurements at December 31, 2019 with:
Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$—	$—	$—	$—
Corporate Obligations	—	—	—	—
	$—	$—	$—	$—
Investments measured at Net Asset Value- Trading securities	$6,716

	Fair Value Measurements at December 31, 2018 with:
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Municipal Obligations	$1,490	$—	$1,490	$—
Corporate Obligations	6,175	—	6,175	—
	$7,665	$—	$7,665	$—
Investments measured at Net Asset Value- Trading securities	$5,518

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. The trading securities are comprised of SERP assets, as described in Note 11, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2019 there were no significant transfers in or out of levels 1, 2 or 3.

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

Years ended December 31, 2019, 2018 and 2017

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

The Company repurchased of dealer inventory totaling $3.4 million under contractual agreements during 2019 and had no material repurchases during 2018. The Company recorded the repurchase of inventory totaling $3.4 million as a result of dealer defaults. As of December 31, 2019, no liability related to this repurchase remains outstanding to floor plan lenders. During the 2019, the Company redistributed $3.1 million of these boats among existing and replacement dealers. The remaining repurchased boats are included in inventory as of December 31, 2019 and are recorded at a net realizable value of $0.3 million. The Company recorded $0.1 million for costs associated with these repurchases including a reserve for estimated transportation costs and the write down of repurchased inventory to net realizable value.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is to not exceed 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $13.1 million as of December 31, 2019. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.7 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $20.8 million as of December 31, 2019. This repurchase obligation risk is mitigated by the value of the boat repurchased.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $358,000 as of December 31, 2019 compared to $393,000 as of December 31, 2018.

Employment Agreements — The Company has an agreement with one employee, that provides for a monthly payment to the employee equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under this agreement totaled approximately $4,487,000 in 2019, $4,630,000 in 2018 and $4,068,000 in 2017 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

NOTE 11: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (“SERP”) - The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $7.2 million as of December 31, 2019 and $5.9 million as of December 31, 2018. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance underwriter, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $6,716,000 as of December 31, 2019 and $5,518,000 as of December 31, 2018. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading (losses) gains related to the SERP assets totaled $1,197,000 in 2019, $(544,000) in 2018 and $470,000 in 2017. The SERP liabilities are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that covers substantially all employees with at least one year of service prior to 2002.

The Company’s fair value of the plan assets exceeded the projected benefit obligation for its Retirement Income Plan by $881,000 and thus the plan was over-funded as of December 31, 2019. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2019	2018
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$6,433	$5,833

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$5,833	$6,379
Service cost	—	—
Interest cost	255	251
Actuarial loss	570	(554)
Benefits paid	(225)	(243)
Projected benefit obligation at end of year	$6,433	$5,833
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$6,802	$6,722
Actual return on plan assets	737	(447)
Employer contributions	—	770
Benefits paid	(225)	(243)
Fair value of plan assets at end of year	$7,314	$6,802
Funded status at end of year	$881	$969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

December 31,	2019	2018
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$881	$969
Current liabilities	—	—
Noncurrent liabilities	—	—
	$881	$969

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in other assets as of both December 31, 2019 and December 31, 2018.

December 31,	2019	2018
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF:
Net loss	$3,524	$3,311
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$3,524	$3,311

The accumulated benefit obligation for the Retirement Income Plan as of December 31, 2019 and 2018 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:

December 31,	2019	2018
(in thousands)
SERP liability	$(9,980)	$(7,045)
Funded status of Retirement Income Plan	—	—
Pension liabilities	$(9,980)	$(7,045)

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. There were no contributions made to the plan during 2019, while contributions totaled $770,000 during 2018. The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2019	2018	2017
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	255	251	266
Expected return on plan assets	(468)	(501)	(415)
Amortization of net loss	87	81	91
	$(126)	$(169)	$(58)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The Company recognized pre-tax decreases to the funded status in accumulated other comprehensive income of $213,000 in 2019 and $314,000 in 2018 compared to a pre-tax increase of $334,000 in 2017. There were no previously unrecognized prior service costs during 2019, 2018 and 2017. The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

(in thousands)	2019	2018	2017
Net loss (gain)	$300	$395	$(243)
Amortization of net loss	(87)	(81)	(91)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive income	$213	$314	$(334)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2020 are as follows:

(in thousands)	2020
Amortization of net loss	$98
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$98

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2019	2018	2017
PROJECTED BENEFIT OBLIGATION:
Discount rate	3.70%	4.65%	4.05%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	4.65%	4.05%	4.50%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The Company’s expected return on assets assumption is derived from a detailed periodic assessment by its management and investment advisor. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the assessment considers recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its expected long-term return assumption of seven percent is reasonable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The plan’s weighted average asset allocation at December 31, 2019 and 2018 by asset category along with the target allocation for 2020 are as follows:

		Percentage of	Percentage of
		Plan Assets as of	Plan Assets as of
	Target Allocation	December 31,	December 31,
Asset Category	for 2020	2019	2018
Cash and Cash Equivalents	0% - 5%	1.3%	3.0%
Domestic Equity Securities	0% - 40%	—	39.5
International Equity Securities	0% - 20%	—	19.0
Fixed Income Securities	15% - 100%	91.7	29.1
Investments measured at net asset value	0% - 12%	7.0	9.4
Total	100.0%	100.0%	100.0%

The Company’s investments consist primarily of fixed-income securities that include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets while minimizing the level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. Although not required, the Company is currently evaluating its contribution to the pension plan during fiscal year 2020.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2019, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested and the valuation is based on significant non-observable inputs which do not have a readily determinable fair value. The valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2019 and 2018. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2019:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$92	$92	$—
Fixed Income Securities	(2)	6,708	—	6,708
Domestic Equity Securities	(3)	—	—
International Equity Securities	(4)	—	—
Total Assets in the Fair Value Hierarchy		$6,800	$92	$6,708
Investments Measured at Net Asset Value		514
Investments at Fair Value		$7,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Fair Value Hierarchy as of December 31, 2018:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$202	$202	$—
Fixed Income Securities	(2)	1,979	—	1,979
Domestic Equity Securities	(3)	2,693	993	1,700
International Equity Securities	(4)	1,290	—	1,290
Total Assets in the Fair Value Hierarchy		$6,164	$1,195	$4,969
Investments Measured at Net Asset Value		638
Investments at Fair Value		$6,802

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2020	$271
2021	276
2022	291
2023	299
2024	308
2025-2029	$1,713

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. Prior to 2019, this plan allowed employees to make tax-deferred contributions of up to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. During 2018, the Company matched 50 percent of each employee’s contributions that did not exceed six percent of the employee’s compensation, as defined by the 401(k) plan.

Effective January 1, 2019, the Company began matching 100 percent of employees contributions for each dollar of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation, and fifty percent for each dollar of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were approximately $796,000 in 2019, $319,000 in 2018 and $317,000 in 2017.

Stock Incentive Plan— The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2019, there were approximately 1,742,900 shares available for grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was approximately $2,123,000 ($1,656,000 after tax) for 2019, $2,089,000 ($1,629,000 after tax) for 2018, and $2,682,000 ($1,729,000 after tax) for 2017.

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004. There were no options exercised in 2019, 2018 or 2017 and there are no stock options outstanding as of December 31, 2019.

Restricted Stock— Marine Products grants selected employees time lapse restricted stock that vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has currently issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over the six-year period beginning on the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the shares.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2019:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2019	947,710	$9.41
Granted	141,600	17.21
Vested	(260,770)	7.65
Forfeited	(13,000)	11.68
Non-vested shares at December 31, 2019	815,540	$11.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2018:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2018	1,040,800	$7.76
Granted	193,500	13.97
Vested	(283,790)	6.45
Forfeited	(2,800)	8.54
Non-vested shares at December 31, 2018	947,710	$9.41

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $17.21 in 2019, $13.97 in 2018 and $13.39 in 2017. The total fair value of shares vested was approximately $3,818,000 in 2019, $4,289,000 in 2018 and $4,432,000 during 2017.

For the year ending December 31, 2019 approximately $517,000 of excess tax benefits for stock-based compensation awards were recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $645,000 for the year ending December 31, 2018.

Other Information— As of December 31, 2019 total unrecognized compensation cost related to non-vested restricted shares was approximately $7,387,000 which is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 12: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $865,000 in 2019, $873,000 in 2018, and $849,000 in 2017. The Company’s payable to RPC for these services was $56,000 as of December 31, 2019 and $28,000 as of December 31, 2018. Many of the Company’s directors are also directors of RPC and all of the Company’s executive officers are employees of both the Company and RPC.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $159,000 in 2019 and 2018 and $157,000 in 2017 for the corporate aircraft. The Company has a payable to 255 RC LLC of $1.0 million as of December 31, 2019 and $0.8 million as of December 31, 2018. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2019, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent percent of the Company’s voting power.

NOTE 13: LEASES

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

As of December 31, 2019, the Company had no operating leases that had not yet commenced.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

(in thousands)	Classification on the Consolidated Balance Sheet	December 31, 2019
Assets:
Operating lease right-of-use assets	Other assets	$159

Liabilities:
Current portion of operating lease liabilities	Accrued expenses and other liabilities	$47
Long-term operating lease liabilities	Other long-term liabilities	110
Total lease liabilities		$157

Lease Costs:

The components of lease expense for the period are reported as follows:

	Classification on the Consolidated Statements of	Year ended
(in thousands)	Operations	December 31, 2019
Operating lease cost	Selling, general and administrative expenses	$52

Short-term lease cost	Selling, general and administrative expenses	3
Total lease cost		$55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Total rental expense, charged to operations related to operating leases under the previous lease standard, were $191,000 in 2018 and $183,000 in 2017.

Other information related to operating leases:
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$46

Weighted average remaining lease term	3.3	years
Weighted average discount rate	3.68%

Lease Commitments:

Future minimum lease payments at December 31, 2019 were as follows:

Maturity of lease liabilities	Operating
(in thousands)	Leases
2020	$52
2021	52
2022	52
2023	10
2024	—
Thereafter	—
Total lease payments	166
Less: Amounts representing interest	(9)
Present value of lease liabilities	$157

As of December 31, 2018, future total rentals on our non-cancellable operating leases under the previous lease standard were $223,000 in the aggregate, which consisted of the following: $55,000 in 2019; $54,000 in 2020; $52,000 in 2021; $52,000 in 2022; and $10,000 in 2023.

In the second quarter of 2019, the Company entered into an operating lease as the lessor for certain owned real estate leased to a third party under an operating lease with an initial term of 36 months. The lease requires fixed monthly payments and does not contain clauses for future rent escalations or renewal options. There are no terms and conditions under which the lessee has the option to purchase this asset. As of December 31, 2019, projected future lease income on this lease totaled $529,875 scheduled to be received as follows: 2020 - $235,500, 2021 - $235,500 and 2022 - $58,875. During the year ended December 31, 2019, the Company recorded rental income of $147 thousand that is classified as part of selling, general and administrative expenses in the consolidated statements of operations.

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

As of the end of the period covered by this report, December 31, 2019 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 31 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2019 and issued a report thereon which is included on page 32 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2020 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 17 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2020 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

Marine Products has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s website at MarineProductsCorp.com. Copies are also available at no extra charge by writing to Attn: Human Resources, Marine Products Corporation, 2801 Buford Highway NE, Suite 300, Atlanta, Georgia 30329. Marine Products intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2020 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2020 Annual Meeting of Stockholders in the sections titled “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2019.

(C)
Number of Securities
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Securities To	Weighted Average	Equity Compensation
	Be Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by security holders	—	$—	1,871,700	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,871,700

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 11: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2020 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2020 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2020 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).

10.6	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).

10.7	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.9	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.10	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).

10.11	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2013).

10.12	Summary of compensation arrangements with non-employee directors (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 28, 2019).

10.13	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

10.14

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

3.2	Amended and Restated Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on July 31, 2015).
4.1	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
4.2	Description of Registrant’s Securities.
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

10.4	Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.5	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed on March 24, 2004).
10.6	Form of time lapse restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2004).
10.7	Form of performance restricted stock grant agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2004).
10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.9	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).
10.10	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on March 5, 2009).
10.11	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2013).
10.12	Summary of compensation arrangements with non-employee directors (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 28, 2019).
10.13	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.14

Marine Products Corporation Cash Based Incentives (Discretionary) Acknowledgement of Cash Based Incentives for Executive Officers (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on February 28, 2017).

21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit
Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	February 28, 2020
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Vice President, Chief Financial Officer and Corporate Secretary	February 28, 2020
Ben M. Palmer	(Principal Financial and Accounting Officer)

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
February 28, 2020

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2019, 2018 and 2017
	Balance at	Charged to	Net	Balance
	Beginning	Costs and	(Write-Offs)/	at End of
Description	of Period	Expenses	Recoveries	Period
Year ended December 31, 2019
Allowance for doubtful accounts	$25	$14	$(19)	$20
Deferred tax asset valuation allowance	$2,794	$—	$(976)	$1,818
Year ended December 31, 2018
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$5,447	$—	$(2,653)	$2,794
Year ended December 31, 2017
Allowance for doubtful accounts	$25	$—	$—	$25
Deferred tax asset valuation allowance	$4,525	$922	$—	$5,447

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands except per share data)

2019
Net sales	$83,053	$88,696	$72,212	$48,175
Gross profit	18,699	20,424	15,749	10,522
Net income (b)	7,469	9,373	7,855	3,542
Earnings per share — basic (a)	0.22	0.27	0.23	0.10
Earnings per share — diluted (a)	$0.22	$0.27	$0.23	$0.10

2018
Net sales	$77,536	$87,006	$72,012	$62,062
Gross profit	17,651	19,472	16,183	13,017
Net income	7,609	8,990	7,161	4,728
Earnings per share — basic (a)	0.22	0.26	0.21	0.14
Earnings per share — diluted (a)	$0.22	$0.26	$0.21	$0.14

(a)	The sum of the earnings per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.