Form 10-Q
period 2020-03-31
MARINE PRODUCTS CORP
filed 2020-05-01
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	⌧
Non-accelerated filer	☐	Smaller reporting company	☐
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

As of April 24, 2020, Marine Products Corporation had 33,972,476 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(In thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS		(Note 1)

Cash and cash equivalents	$20,064	$19,804
Accounts receivable, net of allowance for doubtful accounts of $20 in 2020 and 2019	9,170	6,607
Inventories	45,946	41,553
Income taxes receivable	733	907
Prepaid expenses and other current assets	1,442	2,056
Total current assets	77,355	70,927
Property, plant and equipment, net of accumulated depreciation of $28,795 in 2020 and $28,258 in 2019	14,925	14,796
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	3,429	3,990
Other assets	10,343	11,278
Total assets	$109,825	$104,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$9,803	$3,886
Accrued expenses and other liabilities	13,708	13,155
Total current liabilities	23,511	17,041
Pension liabilities	8,805	9,980
Other long-term liabilities	523	531
Total liabilities	32,839	27,552
Common stock	3,397	3,387
Capital in excess of par value	—	—
Retained earnings	76,218	76,573
Accumulated other comprehensive loss	(2,629)	(2,748)
Total stockholders’ equity	76,986	77,212
Total liabilities and stockholders’ equity	$109,825	$104,764

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019

Net sales	$59,119	$83,053
Cost of goods sold	47,012	64,354
Gross profit	12,107	18,699
Selling, general and administrative expenses	7,253	9,831
Operating income	4,854	8,868
Interest income	61	57
Income before income taxes	4,915	8,925
Income tax provision	707	1,456
Net income	$4,208	$7,469

Earnings per share
Basic	$0.12	$0.22
Diluted	$0.12	$0.22

Dividends paid per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019

Net income	$4,208	$7,469

Other comprehensive income, net of taxes:
Pension adjustment	119	17
Unrealized gain on securities, net of reclassification adjustments	—	7

Comprehensive income	$4,327	$7,493

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2019	33,870	$3,387	$—	$76,573	$(2,748)	$77,212
Stock issued for stock incentive plans, net	175	18	558	—	—	576
Stock purchased and retired	(73)	(8)	(558)	(489)	—	(1,055)
Net income	—	—	—	4,208	—	4,208
Pension adjustment, net of taxes	—	—	—	—	119	119
Dividends paid	—	—	—	(4,074)	—	(4,074)
Balance, March 31, 2020	33,972	$3,397	$—	$76,218	$(2,629)	$76,986

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2018	34,328	$3,433	$—	$73,954	$(2,175)	$75,212
Adoption of accounting standard	—	—	—	414	(414)	—
Stock issued for stock incentive plans, net	141	14	524	—	—	538
Stock purchased and retired	(344)	(34)	(524)	(4,338)	—	(4,896)
Net income	—	—	—	7,469	—	7,469
Pension adjustment, net of taxes	—	—	—	—	17	17
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	7	7
Dividends paid	—	—	—	(4,117)	—	(4,117)
Balance, March 31, 2019	34,125	$3,413	$—	$73,382	$(2,565)	$74,230

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$4,208	$7,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536	505
Accretion of discount related to marketable securities, net	—	(5)
Stock-based compensation expense	576	538
Deferred income tax provision/ (benefit)	528	(109)
(Increase) decrease in assets:
Accounts receivable	(2,563)	(6,022)
Inventories	(4,393)	(1,054)
Prepaid expenses and other current assets	614	668
Income taxes receivable	174	—
Other non-current assets	1,087	(651)
Increase (decrease) in liabilities:
Accounts payable	5,917	7,744
Accrued expenses and other liabilities	553	1,956
Other long-term liabilities	(1,183)	1,005
Net cash provided by operating activities	6,054	12,044

INVESTING ACTIVITIES
Capital expenditures	(665)	(1,108)
Purchases of marketable securities	—	(299)
Sales of marketable securities	—	7,530
Maturities of marketable securities	—	448
Net cash (used for) provided by investing activities	(665)	6,571

FINANCING ACTIVITIES
Payment of dividends	(4,074)	(4,117)
Cash paid for common stock purchased and retired	(1,055)	(4,896)
Net cash used for financing activities	(5,129)	(9,013)

Net increase in cash and cash equivalents	260	9,602
Cash and cash equivalents at beginning of period	19,804	8,745
Cash and cash equivalents at end of period	$20,064	$18,347

Supplemental information:
Income tax payments, net	$—	$1,446

The accompanying notes are an integral part of these consolidated statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

During March of 2020, the COVID-19 pandemic resulted in an abrupt and steep decline in economic activity which caused a severe disruption in the 2020 retail recreational boat selling season, and some orders were cancelled. At the end of the quarter, we temporarily suspended our manufacturing operations out of concern for the well-being of our employees and their families, and at the recommendation of local and state authorities. At this time, we are not certain when we will resume production or to what level we will resume production. This decision will be influenced by the recommendations of state and local authorities, our assessment of our production supply chain, our dealers' indications of demand in their particular markets, and the availability of floorplan financing for our dealers and retail financing for consumers. The Company considered the impact of these disruptions on the assumptions and estimates used in preparing the condensed consolidated financial statements. The Company's business, results of operations and financial condition have been and will likely continue to be impacted by future developments related to these disruptions.

For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products,” the “Company” or “MPC”) on Form 10-K for the year ended December 31, 2019.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted these provisions in the first quarter of 2020, on a prospective basis.

ASU No. 2018-15 — Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The Company adopted these provisions in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

ASU No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis of goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The amendments are effective beginning in the first quarter of 2021 and the Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Boats and accessories	$58,222	$82,065
Parts	897	988
Net sales	$59,119	$83,053

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Domestic	$55,732	$76,940
International	3,387	6,113
Net sales	$59,119	$83,053

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Products transferred at a point in time	$59,119	$83,053
Products transferred over time	—	—
Net sales	$59,119	$83,053

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

	March 31,	December 31,	March 31,	December 31,
(in thousands)	2020	2019	2019	2018
Deferred revenue	$213	$295	$612	$496

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

	Three months ended
	March 31,
(In thousands)	2020	2019
Net income available for stockholders:	$4,208	$7,469
Less: Adjustments for earnings attributable to participating securities	(93)	(183)
Net income used in calculating earnings per share	$4,115	$7,286

Weighted average shares outstanding (including participating securities)	33,940	34,243
Adjustment for participating securities	(775)	(872)
Shares used in calculating basic and diluted earnings per share	33,165	33,371

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2020, there were approximately 1,567,400 shares available for grant.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for the three months ended March 31, 2020 and 2019 were as follows:

Restricted Stock

	Three months ended March 31,
(in thousands)	2020	2019
Pre – tax cost	$576	$538
After tax cost	$449	$420

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2020:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2019	815,540	$11.29
Granted	179,000	4.59
Vested	(223,270)	9.05
Forfeited	(3,500)	8.61
Non-vested shares at March 31, 2020	767,770	$11.77

The total fair value of shares vested was approximately $3,234,000 during the three months ended March 31, 2020 and approximately $3,701,000 during the three months ended March 31, 2019.

Other Information

As of March 31, 2020, total unrecognized compensation cost related to non-vested restricted shares was approximately $9,496,000. This cost is expected to be recognized over a weighted-average period of 3.7 years.

For the three months ended March 31, 2020, approximately $287,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $418,000 for the three months ended March 31, 2019.

6.    MARKETABLE SECURITIES

During the first quarter of 2019, the Company changed its investment strategy and as of March 31, 2019, no longer held investments in marketable securities. The Company held investments in marketable securities for a short duration in the first quarter of 2019. Marine Products’ marketable securities were held with a large, well-capitalized financial institution. Management determined the appropriate classification of debt securities at the time of purchase and reevaluated such designations as of each balance sheet date. Debt securities were classified as available-for-sale because the Company did not have the intent to hold the securities to maturity. Available-for-sale debt securities were stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold was based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale debt securities have been included in interest income. There were no available-for sale securities as of March 31, 2020 and December 31, 2019.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net realized gains (losses) and the reclassification of net realized gains (losses) from other comprehensive income are as follows:

	Three months ended
	March 31,
(in thousands)	2020	2019
Net realized gain	$—	$4
Reclassification of net realized gains from other comprehensive income	$—	$4

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

An analysis of the warranty accruals for the three months ended March 31, 2020 and 2019 is as follows:

(in thousands)	2020	2019
Balance at beginning of period	$5,410	$5,607
Less: Payments made during the period	(767)	(950)
Add: Warranty provision for the period	721	1,044
Changes to warranty provision for prior periods	50	65
Balance at March 31	$5,414	$5,766

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases during the three months ended March 31, 2020 and 2019.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a net $12.8 million as of March 31, 2020. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $20.0 million as of March 31, 2020.

8.    BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.    INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Raw materials and supplies	$28,276	$24,993
Work in process	7,998	7,731
Finished goods	9,672	8,829
Total inventories	$45,946	$41,553

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

Income tax provision for the first quarter of 2020 reflects an effective tax rate of 14.4 percent, compared to an effective tax rate of 16.3 percent for the comparable period in the prior year. The decrease in effective rate is primarily due to the effect of permanent differences and discrete adjustments on lower pretax income for the first quarter of 2020 compared to the same period in 2019. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends.

The Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted into law on March 27, 2020, has been evaluated in the Company's tax provision and there is no impact to the tax provision at this time. The impact of the CARES Act will continue to be evaluated throughout 2020.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic benefit cost and related components for the plan:

	Three months ended
(in thousands)	March 31,
	2020	2019
Interest cost	$58	$64
Expected return on plan assets	(73)	(117)
Amortization of net losses	24	22
Net periodic benefit	$9	$(31)

The Company did not contribute to this plan during the three months ended March 31, 2020.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading. The SERP assets are stated at fair value and totaled approximately $5,637,000 as of March 31, 2020 and $6,716,000 as of December 31, 2019. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading losses related to the SERP assets totaled approximately $1,078,000 during the three months ended March 31, 2020, compared to trading gains of approximately $590,000 during the three months ended March 31, 2019.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of March 31, 2020 and December 31, 2019:

Fair Value Measurements at March 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Investments measured at Net Asset Value - Trading securities	$5,637	$—	$—	$—

Fair Value Measurements at December 31, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Investments measured at Net Asset Value - Trading securities	$6,716	$—	$—	$—

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

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	Pension
(in thousands)	Adjustment	Total
Balance at December 31, 2019	$(2,748)	$(2,748)
Change during the period ended March 31, 2020:
Before-tax amount	128	128
Tax provision	(28)	(28)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	19	19
Total activity for the period	119	119
Balance at March 31, 2020	$(2,629)	$(2,629)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Unrealized
	Pension	Loss On
(in thousands)	Adjustment	Securities	Total
Balance at December 31, 2018	$(2,178)	3	$(2,175)
Change during the period ended March 31, 2019:
Before-tax amount	—	13	13
Tax provision	—	(3)	(3)
Adoption of account standard (Note 2)	(404)	(10)	(414)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	17	—	17
Net realized gain (2)	—	(3)	(3)
Total activity for the period	(387)	(3)	(390)
Balance at March 31, 2019	$(2,565)	—	$(2,565)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

14.  LEASES

The Company recognizes leases with duration greater than 12 months on the balance sheet by recording the related Right-Of-Use (ROU) asset and liability at the present value of lease payments over the term. Leases that include rental escalation clauses or renewal options have been factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return.

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

As of March 31, 2020, the Company had no operating leases that had not yet commenced.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

	Classification on the Consolidated
(in thousands)	Balance Sheet	March 31, 2020
Assets:
Operating lease right-of-use assets	Other assets	$147

Liabilities:
Current maturities of operating leases	Accrued expenses and other liabilities	$48
Long-term operating lease liabilities	Other long-term liabilities	97
Total lease liabilities		$145

Lease Costs:

Operating and short-term lease costs totaling $14 thousand for the three months ended March 31, 2020 and 2019 are included in selling, general and administrative expenses in the consolidated statements of operations.

Other information:

Cash paid for amounts included in the measurement of lease liabilities –operating leases (in thousands)	$12
Weighted average remaining lease term –operating leases	3.0	years
Weighted average discount rate – operating leases	3.68%

Lease Commitments:

Future minimum lease payments at March 31, 2020 were as follows:

Maturity of lease liabilities
(in thousands)	Operating Leases
2020 (excluding the three months ended March 31)	$39
2021	52
2022	52
2023	10
Total lease payments	153
Less: Amounts representing interest	(8)
Present value of lease liabilities	$145

The company currently has an operating lease as the lessor for certain real estate leased to a third party under an operating lease with an initial term of 36 months. The lease requires fixed monthly payments and does not contain clauses for future rent escalations or renewal options. There are no terms and conditions under which the lessee has the option to purchase this asset. As of March 31, 2020, projected future lease income on this lease totaled $471,000 scheduled to be received as follows: 2020 – $176,625, 2021 - $235,500 and 2022 - $58,875. During the quarter ended March 31, 2020, the company recorded rental income of $59 thousand that is classified as part of selling, general and administrative expenses on the consolidated statements of operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.  SUBSEQUENT EVENT

On April 28, 2020, the Board of Directors declared a reduction in the quarterly cash dividend from $0.12 per share to $0.08 per share payable June 10, 2020 to common stockholders of record at the close of business May 11, 2020.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

During March of 2020, the COVID-19 pandemic resulted in an abrupt and steep decline in economic activity which caused a severe disruption in the 2020 retail recreational boat selling season, and some orders were cancelled. At the end of the quarter, we temporarily suspended our manufacturing operations out of concern for the well-being of our employees and their families, and at the recommendation of local and state authorities. We are closely monitoring our dealers' activities and are frequently communicating with their floorplan lenders. Since the complete collapse in economic activity that occurred at the beginning of the boating retail selling season, we are managing our operations to balance the tremendous decline in overall demand against the needs of our dealers whose customers want to purchase a boat during the retail selling season. At this time, we are not certain when we will resume production or to what level we will resume production. This decision will be influenced by the recommendations of state and local authorities, our assessment of our production supply chain, our dealers' indications of demand in their particular markets, and the availability of floorplan financing for our dealers.

Our net sales of $59.1 million were 28.8 percent lower during the first quarter of 2020 compared to the first quarter of 2019 primarily due to a 28.9 percent decrease in number of units sold. Unit sales declined in every product category with the exception of our Chaparral OSX Luxury Sportboats.

Operating income of $4.9 million decreased 45.3 percent during the first quarter of 2020 compared to the same period in the prior year primarily due to lower gross profit. Selling, general and administrative expenses decreased 26.2 percent during the first quarter of 2020 as compared to the same period in the prior year primarily due to costs that vary with lower sales and profitability, such as incentive compensation and warranty expense. Dealer inventory in units as of March 31, 2020 was higher than at the end of the fourth quarter of 2019 but lower than at the end of the first quarter of 2019.

OUTLOOK

The discussion of the outlook for 2019 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

We believe that retail demand for new recreational boats during 2020 will be lower than demand in 2019. While attendance and sales at the 2020 winter boat shows were approximately equal to attendance and sales at the 2019 winter boat shows, and sales during the first two months of the first quarter of 2020 were strong, retail sales in March declined dramatically because of the abrupt economic shutdown resulting from the COVID-19 pandemic. Since this abrupt economic disruption and decline in consumer confidence occurred at the height of the retail selling season, the Company believes that overall retail demand will be lower in 2020 than in 2019. In addition, the Company suspended its manufacturing operations near the end of the first quarter of 2020. The Company anticipates

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

that it will resume manufacturing operations during the second quarter, but the timing and level of such resumption are uncertain, and will depend upon the guidance of Federal, state and local authorities, availability of components used in the manufacture of the Company's products, availability of dealer and retail financing, and consumer demand.

Despite the clear near-term weakness in demand for the Company’s products and the complexities of conducting manufacturing operations, the Company believes that recreational boating continues to appeal to U.S. consumers. For example, the Company noted that retail sales among several of its dealers improved significantly at the end of the first quarter. The Company believes that this sales increase was caused by consumers leaving urban areas to spend time in vacation homes near recreational bodies of water. Consumers who have temporarily moved to such areas may view recreational boating as a safe activity in the current environment. In addition, consumer confidence, employment and real estate values were strong prior to the COVID-19 pandemic, and these conditions may return following the pandemic’s resolution. Furthermore, the price of oil has declined significantly, which should lead to lower retail fuel prices during the near term, which is a positive catalyst for recreational boating.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales increased each year between 2012 and 2018, though they declined slightly in 2019. Fluctuations in fuel prices can impact our industry, although they were relatively stable in 2019 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprised approximately 33 percent of the Company’s unit sales in 2020. The higher cost of boat ownership can discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2020 model year which began on July 1, 2019. We continue to emphasize the Surf Series line of Chaparral models, our larger Chaparral SSX models, and our larger Robalo models. In addition, we generated strong sales of our Chaparral OSX Sport Luxury outboards. We believe that these boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling. We plan to continue to develop and produce additional new products for subsequent model years.

Our financial results will depend on a number of factors, including health and economic recover from the pandemic, interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, the availability of labor and certain costs of our raw materials and key components.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three  months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019
Total number of boats sold	982	1,382
Average gross selling price per boat (in thousands)	$51.6	$52.6
Net sales (in thousands)	$59,119	$83,053
Percentage of cost of goods sold to net sales	79.5%	77.5%
Gross profit margin percent	20.5%	22.5%
Percentage of selling, general and administrative expenses to net sales	12.3%	11.8%
Operating income (in thousands)	$4,854	$8,868
Warranty expense (in thousands)	$771	$1,109

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Net sales for the three months ended March 31, 2020 decreased $23.9 million or 28.8 percent compared to the same period in 2019. The change in net sales during the quarter compared to the prior year was due primarily to a 28.9 percent decrease in the number of units sold coupled with a 1.9 percent decrease in the average gross selling price per boat. The decrease in unit sales was primarily due to a decline in every product category with the exception of our Chaparral OSX Luxury Sportboats. Net unit sales for the first quarter of 2020 were also negatively impacted by the abrupt economic shutdown caused by the COVID-19 pandemic. In the first quarter of 2020, net sales outside of the United States accounted for 5.7 percent of net sales compared to 7.4 percent of net sales in the first quarter of 2019. International sales remained low primarily due to COVID-19 related stay-in-place restrictions as well as continued tariffs imposed on boat imports into Mexico and the European Union. Domestic net sales decreased 27.6 percent to $55.7 million and international sales of $3.4 million decreased 44.6 percent compared to the first quarter of the prior year.

Cost of goods sold for the three months ended March 31, 2020 was $47.0 million compared to $64.4 million for the comparable period in 2019, a decrease of $17.3 million or 26.9 percent. Cost of goods sold as a percentage of net sales increased to 79.5 percent for the three months ended March 31, 2020 from 77.5 percent for the comparable period in 2019, primarily due to manufacturing cost inefficiencies caused by lower production in the current period.

Selling, general and administrative expenses for the three months ended March 31, 2020 were $7.3 million compared to $9.8 million for the comparable period in 2019, a decrease of $2.6 million or 26.2 percent. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation and warranty expense during the first quarter on 2020 as compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of net sales increased to 12.3 percent in the first quarter of 2020 from 11.8 percent in the first quarter of 2019.

Operating income for the three months ended March 31, 2020 decreased $4.0 million or 45.3 percent compared to the same period in 2019 primarily due to a decrease in gross profit partially offset by a decrease in selling, general and administrative expenses.

Interest income for the three months ended March 31, 2020 increased $4 thousand or 7.0 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds. The increase was primarily due to a higher average balance of cash and cash equivalents partially offset by a lower percentage yield.

Income tax provision for the first quarter of 2020 reflects an effective tax rate of 14.4 percent compared to an effective tax rate of 16.3 percent for the comparable period in the prior year. The decrease in effective rate is primarily due to the effect of permanent differences and discrete adjustments on a lower pretax income for the first quarter of 2020 compared to the same period in 2019. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2020 were $ 20.1 million compared to $19.8 million at December 31, 2019.

The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2020	2019

Net cash provided by operating activities	$6,054	$12,044
Net cash (used for) provided by investing activities	(665)	6,571
Net cash used for financing activities	$(5,129)	$(9,013)

Cash provided by operating activities for the three months ended March 31, 2020 decreased $6.0 million compared to the same period in 2019. This decrease is primarily due to a decrease in net income coupled with an unfavorable change in working capital.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The major components of the net unfavorable change in working capital were as follows: an unfavorable change of $3.3 million in inventories primarily due to the timing of shipments of finished boats and receipts of raw materials and key components; a $1.8 million unfavorable change in accounts payable due to the timing of payments; an unfavorable change in other accrued expenses; partially offset by a favorable change of $3.5 million in accounts receivable due to the timing of receipts in comparison to the prior year.

Cash used for investing activities for the three months ended March 31, 2020 was approximately $0.7 million compared to $6.6 million provided by investing activities for the same period in 2019. The unfavorable change in cash used for investing activities is primarily due to net sales of marketable securities during the first quarter of 2019 resulting from a change in investment strategy, partially offset by a decrease in capital expenditures during the current quarter in comparison to the same period in the prior year.

Cash used for financing activities for the three months ended March 31, 2020 decreased approximately $3.9 million compared to the three months ended March 31, 2019 primarily due to a decrease in open market share repurchases in 2020 compared to the prior year.

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

Cash Requirements

The Company currently expects that capital expenditures in 2020 will be approximately $3.4 million, of which $0.7 million has been spent through March 31, 2020.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not make a cash contribution to this plan in the first quarter of 2020 and does not expect to make any additional contributions for the remainder of 2020.

As of March 31, 2020, the Company has repurchased a total of 6,581,632 shares in the open market under the Company stock repurchase program, which began in 2002. There are 1,668,368 shares that remain available for repurchase under the current authorization. There were no shares repurchased under this program during the three months ended March 31, 2020.

On April 28, 2020, the Board of Directors declared a reduction in the quarterly cash dividend from $0.12 per share to $0.08 per share payable June 10, 2020 to common stockholders of record at the close of business May 11, 2020. In light of the uncertainty in the economy and our business by the impact of COVID-19, we believe this reduced dividend is prudent at this time. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Product’s earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the three months ended March 31, 2020 and 2019.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a net $12.8 million as of March 31, 2020. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $20.0 million as of March 31, 2020.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $217 thousand for the three months ended March 31, 2020 and approximately $219 thousand for the three months ended March 31, 2019.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in the critical accounting policies since year-end.

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

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. Raw materials costs did not increase during 2019, and we believe that they may decrease during 2020 as a result of the near-term economic downturn associated with the COVID-19 pandemic. As a result, it is possible that the Company could incur lower costs for these raw materials in 2020. However, the Company also purchases components of which there are a limited number of suppliers, some of whom have suspended their manufacturing operations due to the COVID-19 pandemic. It is possible that the cost of these components will increase when the Company resumes its manufacturing operations due to limited availability of these components. These higher component prices would increase the costs of manufacturing the Company’s products and could negatively affect our profit margins.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our belief that the suspension of our manufacturing operation will be temporary; our belief that retail demand for new recreational boating during 2020 will be lower than in 2019; our belief that we will resume manufacturing operations in the second quarter of 2020; our belief that recreational boating continues to appeal to U.S. consumers; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the Surf Series line of Chaparral boats, our larger SSX models and our larger Robalo models and our belief that these boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling; our plans to continue to develop the additional new products for subsequent model years, our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations about capital expenditures in 2020; our expectation about contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2020; our expectation to continue to pay cash dividends; statements regarding the potential fluctuations in costs of raw materials and their effect on the costs of manufacturing our products; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material adverse effect on the financial position or results of operations of Marine Products.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the impact of the COVID-19 pandemic on the economy, our manufacturing operations and our supply chain; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and recent U.S. Government action concerning tariffs on goods; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, such as hydrocarbon feedstocks, copper, and steel, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership and prospective buyers may choose to forego or delay boat purchases; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019.

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

As of the end of the period covered by this report, March 31, 2020 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form-10-K for the year ended December 31, 2019, with the exception of risk factors related to the impact of the COVID-19 pandemic.

The impact of the COVID-19 pandemic has resulted in an abrupt and steep decline in economic activity and the cessation of our manufacturing operations.

During March, the COVID-19 pandemic caused a severe, short-term disruption in the 2020 retail recreational boat selling season, and some orders were cancelled. At the end of the quarter, we temporarily suspended our manufacturing operations out of concern for the well-being of our employees and their families, and at the recommendation of local and state authorities. We are closely monitoring our dealers’ activities and are frequently communicating with their floorplan lenders. Since the complete collapse in economic activity occurred at the beginning of the boating retail selling season, we are managing our operations to balance the tremendous decline in overall demand against the needs of our dealers whose customers want to purchase a boat during the retail selling season. At this time, we are not certain when we will resume production or to what level we will resume production. This decision will be influenced by the recommendations of state and local authorities, our assessment of our production supply chain, our dealers’ indications of demand in their particular markets, and the availability of floorplan financing for our dealers and retail financing for our consumers. The Company’s business, results of operations and financial condition may be impacted by future developments related to the pandemic.

The impact of the COVID-19 pandemic has resulted in disruptions in our supply chain.

Some of the Company’s suppliers suspended manufacturing and shipping operations during the first quarter of 2020 due to the COVID-19 pandemic. Several of these suppliers are the sole providers of essential components used in the manufacture of the Company’s products. We do not know when these suppliers will resume production or at what level they will produce and ship components to us. This supply chain disruption could impact our manufacturing operations when we resume production.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: May 1, 2020	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 1, 2020	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)