Form 10-Q
period 2020-06-30
MARINE PRODUCTS CORP
filed 2020-07-31
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, Marine Products Corporation had 33,968,864 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(In thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS		(Note 1)

Cash and cash equivalents	$22,614	$19,804
Accounts receivable, net of allowance for doubtful accounts of $20 in 2020 and 2019	9,568	6,607
Inventories	43,190	41,553
Income taxes receivable	154	907
Prepaid expenses and other current assets	1,642	2,056
Total current assets	77,168	70,927
Property, plant and equipment, net of accumulated depreciation of $29,332 in 2020 and $28,258 in 2019	14,754	14,796
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	3,810	3,990
Other assets	11,375	11,278
Total assets	$110,880	$104,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$8,710	$3,886
Accrued expenses and other liabilities	14,510	13,155
Total current liabilities	23,220	17,041
Pension liabilities	10,577	9,980
Other long-term liabilities	515	531
Total liabilities	34,312	27,552
Common stock	3,397	3,387
Capital in excess of par value	—	—
Retained earnings	75,781	76,573
Accumulated other comprehensive loss	(2,610)	(2,748)
Total stockholders’ equity	76,568	77,212
Total liabilities and stockholders’ equity	$110,880	$104,764

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net sales	$40,818	$88,696	$99,937	$171,749
Cost of goods sold	32,987	68,272	79,999	132,626
Gross profit	7,831	20,424	19,938	39,123
Selling, general and administrative expenses	5,757	9,045	13,010	18,876
Operating income	2,074	11,379	6,928	20,247
Interest income	15	95	76	152
Income before income taxes	2,089	11,474	7,004	20,399
Income tax provision	382	2,101	1,089	3,557
Net income	$1,707	$9,373	$5,915	$16,842

Earnings per share
Basic	$0.05	$0.27	$0.17	$0.49
Diluted	$0.05	$0.27	$0.17	$0.49

Dividends paid per share	$0.08	$0.12	$0.20	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income	$1,707	$9,373	$5,915	$16,842

Other comprehensive income, net of taxes:
Pension adjustment	19	17	138	34
Unrealized gain on securities, net of reclassification adjustments	—	—	—	7

Comprehensive income	$1,726	$9,390	$6,053	$16,883

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2019	33,870	$3,387	$—	$76,573	$(2,748)	$77,212
Stock issued for stock incentive plans, net	175	18	558	—	—	576
Stock purchased and retired	(73)	(8)	(558)	(489)	—	(1,055)
Net income	—	—	—	4,208	—	4,208
Pension adjustment, net of taxes	—	—	—	—	119	119
Dividends paid	—	—	—	(4,074)	—	(4,074)
Balance, March 31, 2020	33,972	$3,397	$—	$76,218	$(2,629)	$76,986
Stock issued for stock incentive plans, net	—	—	581	—	—	581
Stock purchased and retired	(3)	—	(581)	552	—	(29)
Net income	—	—	—	1,707	—	1,707
Pension adjustment, net of taxes	—	—	—	—	19	19
Dividends paid	—	—	—	(2,696)	—	(2,696)
Balance, June 30, 2020	33,969	$3,397	$—	$75,781	$(2,610)	$76,568

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$5,915	$16,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,073	1,027
Accretion of discount related to marketable securities, net	—	(5)
Stock-based compensation expense	1,157	1,082
Deferred income tax provision/ (benefit)	142	(375)
(Increase) decrease in assets:
Accounts receivable	(2,961)	(10,880)
Inventories	(1,637)	(4,134)
Prepaid expenses and other current assets	414	406
Income taxes receivable	753	330
Other non-current assets	79	(860)
Increase (decrease) in liabilities:
Accounts payable	4,824	4,592
Accrued expenses and other liabilities	1,355	2,659
Other long-term liabilities	581	1,679
Net cash provided by operating activities	11,695	12,363

INVESTING ACTIVITIES
Capital expenditures	(1,031)	(1,719)
Purchases of marketable securities	—	(299)
Sales of marketable securities	—	7,530
Maturities of marketable securities	—	448
Net cash (used for) provided by investing activities	(1,031)	5,960

FINANCING ACTIVITIES
Payment of dividends	(6,770)	(8,209)
Cash paid for common stock purchased and retired	(1,084)	(5,892)
Net cash used for financing activities	(7,854)	(14,101)

Net increase in cash and cash equivalents	2,810	4,222
Cash and cash equivalents at beginning of period	19,804	8,745
Cash and cash equivalents at end of period	$22,614	$12,967

Supplemental information:
Income tax payments, net	$228	$3,526

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

At the end of the first quarter of 2020, the Company suspended manufacturing operations for five weeks in response to concerns related to the COVID-19 pandemic. We resumed production during the second quarter at a slightly higher production rate than our production rate during the first quarter of 2020. This operational suspension negatively impacted our net sales and profits during the second quarter of 2020. At the end of the second quarter of 2020, the Company’s order backlog was at its highest level in several years, and dealer inventories were significantly lower than in previous periods. At the beginning of the third quarter of 2020, the Company is increasing unit production in order to meet this higher level of demand. The Company is uncertain of the ultimate impact on its results of operations and financial condition of these disruptions.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Boats and accessories	$39,652	$87,304	$97,874	$169,369
Parts	1,166	1,392	2,063	2,380
Net sales	$40,818	$88,696	$99,937	$171,749

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Domestic	$38,818	$83,190	$94,551	$160,130
International	2,000	5,506	5,386	11,619
Net sales	$40,818	$88,696	$99,937	$171,749

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Products transferred at a point in time	$40,818	$88,696	$99,937	$171,749
Products transferred over time	—	—	—	—
Net sales	$40,818	$88,696	$99,937	$171,749

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

	June 30,	December 31,	June 30,	December 31,
(in thousands)	2020	2019	2019	2018
Deferred revenue	$740	$295	$332	$496

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income available for stockholders:	$1,707	$9,373	$5,915	$16,842
Less: Adjustments for earnings attributable to participating securities	(58)	(225)	(148)	(408)
Net income used in calculating earnings per share	$1,649	$9,148	$5,767	$16,434

Weighted average shares outstanding (including participating securities)	33,970	34,090	33,955	34,166
Adjustment for participating securities	(759)	(832)	(767)	(848)
Shares used in calculating basic and diluted earnings per share	33,211	33,258	33,188	33,318

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2020, there were approximately 1,567,400 shares available for grant.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for the three and six months ended June 30, 2020 and 2019 were as follows:

Restricted Stock

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Pre – tax cost	$581	$544	$1,157	$1,082
After tax cost	$453	$424	$902	$844

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2020:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2019	815,540	$11.29
Granted	179,000	4.59
Vested	(235,270)	8.98
Forfeited	(3,500)	8.61
Non-vested shares at June 30, 2020	755,770	$11.83

The total fair value of shares vested was approximately $3,331,000 during the six months ended June 30, 2020 and approximately $3,818,000 during the six months ended June 30, 2019.

Other Information

As of June 30, 2020, total unrecognized compensation cost related to non-vested restricted shares was approximately $8,915,000. This cost is expected to be recognized over a weighted-average period of 3.6 years.

For the six months ended June 30, 2020, approximately $302,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $456,000 for the six months ended June 30, 2019.

6.    MARKETABLE SECURITIES

During the first quarter of 2019, the Company changed its investment strategy and as of March 31, 2019, no longer held investments in marketable securities. The Company held investments in marketable securities for a short duration in the first quarter of 2019. Marine Products’ marketable securities were held with a large, well-capitalized financial institution. Management determined the appropriate classification of debt securities at the time of purchase and reevaluated such designations as of each balance sheet date. Debt securities were classified as available-for-sale because the Company did not have the intent to hold the securities to maturity. Available-for-sale debt securities were stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold was based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale debt securities have been included in interest income. There were no available-for sale securities as of June 30, 2020 and December 31, 2019.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net realized gains (losses) and the reclassification of net realized gains (losses) from other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net realized gain	$—	$—	$—	$4
Reclassification of net realized gains from other comprehensive income	$—	$—	$—	$4

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

An analysis of the warranty accruals for the six months ended June 30, 2020 and 2019 is as follows:

(in thousands)	2020	2019
Balance at beginning of period	$5,410	$5,607
Less: Payments made during the period	(1,380)	(2,002)
Add: Warranty provision for the period	1,251	2,191
Changes to warranty provision for prior periods	62	93
Balance at June 30	$5,343	$5,889

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases during the six months ended June 30, 2020 and 2019.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a net $11.4 million as of June 30, 2020. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $13.9 million as of June 30, 2020.

8.    BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

9.    INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Raw materials and supplies	$27,441	$24,993
Work in process	9,689	7,731
Finished goods	6,060	8,829
Total inventories	$43,190	$41,553

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

Income tax provision for both the second quarters of 2020 and 2019 reflect an effective tax rate of 18.3 percent. For the six months ended June 30, 2020, the effective tax rate reflects an income tax provision of 15.5 percent compared to 17.4 percent for the comparable period in the prior year. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends.

The Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted into law on March 27, 2020, has been evaluated in the Company's tax provision and there is no impact to the tax provision at this time. The impact of the CARES Act will continue to be evaluated throughout 2020.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic cost (benefit) and related components for the plan for the three and six months ended June 30, 2020 and 2019.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Interest cost	$58	$64	$116	$128
Expected return on plan assets	(73)	(118)	(146)	(235)
Amortization of net losses	24	22	48	44
Net periodic cost (benefit)	$9	$(32)	$18	$(63)

The Company did not contribute to this plan during the six months ended June 30, 2020.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading and are stated at fair value totaling approximately $6,653,000 as of June 30, 2020 and $6,716,000 as of December 31, 2019. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

Trading losses related to the SERP assets totaled approximately $63,000 during the six months ended June 30, 2020, compared to trading gains of approximately $738,000 during the six months ended June 30, 2019. The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of June 30, 2020 and December 31, 2019:

Fair Value Measurements at June 30, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Investments measured at Net Asset Value - Trading securities	$6,653	$—	$—	$—

Fair Value Measurements at December 31, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Investments measured at Net Asset Value - Trading securities	$6,716	$—	$—	$—

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

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

		Unrealized
	Pension	Loss On
(in thousands)	Adjustment	Securities	Total
Balance at December 31, 2019	$(2,748)	—	$(2,748)
Change during the period ended June 30, 2020:
Before-tax amount	128	—	128
Tax provision	(28)	—	(28)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	38	—	38
Total activity for the period	138	—	138
Balance at June 30, 2020	$(2,610)	—	$(2,610)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Unrealized
	Pension	gain (Loss) On
(in thousands)	Adjustment	Securities	Total
Balance at December 31, 2018	$(2,178)	3	$(2,175)
Change during the period ended June 30, 2019:
Adoption of account standard (Note 2)	(404)	(10)	(414)
Before-tax amount	—	13	13
Tax provision	—	(3)	(3)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	34	—	34
Net realized gain (2)	—	(3)	(3)
Total activity for the period	(370)	(3)	(373)
Balance at June 30, 2019	$(2,548)	—	$(2,548)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

14.  SUBSEQUENT EVENT

On July 28, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.08 per share payable September 10, 2020 to common stockholders of record at the close of business August 10, 2020.

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

At the end of the first quarter of 2020, the Company suspended manufacturing operations for five weeks in response to concerns related to the COVID-19 pandemic. We resumed production during the second quarter of 2020 at a slightly higher production rate than our production rate during the first quarter of 2020. This operational suspension negatively impacted our net sales and profits during the second quarter of 2020. At the end of the second quarter, the Company’s order backlog was at its highest level in several years, and dealer inventories were significantly lower than in previous periods. At the beginning of the third quarter of 2020, the Company is increasing unit production in order to meet this higher level of demand.

Our net sales of $40.8 million were 54.0 percent lower during the second quarter of 2020 compared to the second quarter of 2019 primarily due to a 57.9 percent decrease in number of units sold partially offset by an increase in average selling price per boat. Unit sales declined in every product category due to the temporary suspension of manufacturing operations for five weeks during the second quarter of 2020. Average selling price per boat during the second quarter of 2020 increased by 7.8 percent due to a favorable model mix.

Operating income of $2.1 million decreased 81.8 percent during the second quarter of 2020 compared to the same period in the prior year primarily due to lower gross profit. Selling, general and administrative expenses decreased 36.4 percent during the second quarter of 2020 as compared to the same period in the prior year primarily due to costs that vary with sales and profitability, such as incentive compensation and warranty expense. Dealer inventory in units as of June 30, 2020 was lower than at the end of the first quarter of 2020 and lower than at the end of the second quarter of 2019.

OUTLOOK

The discussion of the outlook for 2020 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

We believe that retail demand for new recreational boats during 2020 will be lower than demand in 2019 due to weak first quarter retail boat sales and the suspension of manufacturing operations by the majority of pleasure boat manufacturers during the second quarter due to the COVID-19 pandemic. This disruption occurred at the height of the retail selling season, thus depleting the inventories of many boat dealers. However, we believe that the disruptions took place during the first two quarters of 2020 will be partially offset by an increase in retail demand which the industry began to observe during the second quarter of 2020. We believe that retail demand for new recreational boats during the third and fourth quarters of 2020 and 2021 will increase compared to comparable prior periods.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

In light of current trends in consumer preferences, the Company believes that recreational boating continues to appeal to U.S. consumers. For example, the Company noted that retail sales among several of its dealers improved significantly at the end of the first quarter. The Company believes that this sales increase was caused by consumers leaving urban areas to spend time in vacation homes near recreational bodies of water. Consumers who have temporarily moved to such areas may view recreational boating as a safe activity in the current environment. In addition, consumer confidence, employment and real estate values were strong prior to the COVID-19 pandemic, and these conditions may return following the pandemic’s resolution. Furthermore, the price of oil has declined significantly, which should lead to lower retail fuel prices during the near term, which is a positive catalyst for recreational boating.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales increased each year between 2012 and 2018, though they declined slightly in 2019. Fluctuations in fuel prices can impact our industry, although they were relatively stable in 2019 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprised approximately 34 percent of the Company’s unit sales for the six months ended June 30, 2020. The higher cost of boat ownership can discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2021 model year which began on July 1, 2020. For the new model year, we continue to emphasize our larger Robalo center console models. In addition, we are developing two larger Chaparral SSX and Surf Series models for 2021 model year. We believe that these boat models will appeal to our customer base and dealer network. We plan to continue to develop and produce additional new products for subsequent model years.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six  months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total number of boats sold	614	1,457	1,596	2,839
Average gross selling price per boat (in thousands)	$57.0	$52.9	$53.7	$52.7
Net sales (in thousands)	$40,818	$88,696	$99,937	$171,749
Percentage of cost of goods sold to net sales	80.8%	77.0%	80.0%	77.2%
Gross profit margin percent	19.2%	23.0%	20.0%	22.8%
Percentage of selling, general and administrative expenses to net sales	14.1%	10.2%	13.0%	11.0%
Operating income (in thousands)	$2,074	$11,379	$6,928	$20,247
Warranty expense (in thousands)	$542	$1,174	$1,313	$2,284

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

Net sales for the three months ended June 30, 2020 decreased $47.9 million or 54.0 percent compared to the same period in 2019. The change in net sales during the quarter compared to the prior year was due primarily to a 57.9 percent decrease in the number of units sold partially offset by a 7.8 percent increase in the average gross selling price per boat. Unit sales declined in every product category due to the temporary suspension of manufacturing operations for five weeks during the second quarter of 2020. Average selling price per boat during the second quarter of 2020 increased due to a favorable model mix consisting of larger boats. In the second quarter of 2020, net sales outside of the United States accounted for 4.9 percent of net sales compared to 6.2 percent of net sales in the second quarter of 2019. International sales remained low due to continued tariffs imposed on boat imports into Mexico and the European Union. Domestic net sales decreased 53.3 percent to $38.8 million and international sales decreased 63.7 percent to $2.0 million compared to the second quarter of the prior year.

Cost of goods sold for the three months ended June 30, 2020 was $33.0 million compared to $68.3 million for the comparable period in 2019, a decrease of $35.3 million or 51.7 percent. Cost of goods sold as a percentage of net sales increased to 80.8 percent of net sales for the three months ended June 30, 2020 from 77.0 percent for the comparable period in 2019, primarily due to manufacturing cost inefficiencies caused by lower production resulting from the temporary operational suspension in the current period.

Selling, general and administrative expenses for the three months ended June 30, 2020 were $5.8 million compared to $9.0 million for the comparable period in 2019, a decrease of $3.3 million or 36.4 percent. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation and warranty expense during the second quarter of 2020 as compared to the same period in the prior year. In addition, selling, general and administrative expenses declined due to lower salaries arising from employee furloughs and reduction in other expenses due to the temporary operational suspension during the quarter. These decreases were partially offset by an increase in research and development expense as the Company continued development of new models for the 2021 model year. Selling, general and administrative expenses as a percentage of net sales increased to 14.1 percent in the second quarter of 2020 from 10.2 percent in the second quarter of 2019.

Operating income for the three months ended June 30, 2020 decreased $9.3 million or 81.8 percent compared to the same period in 2019 primarily due to a decrease in gross profit partially offset by a decrease in selling, general and administrative expenses.

Interest income for the three months ended June 30, 2020 decreased $80 thousand or 84.2 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds. The decrease was primarily due to a lower average balance of cash and cash equivalents coupled with a lower percentage yield.

Income tax provision for both the second quarters of 2020 and 2019 reflect an effective tax rate of 18.3. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Net sales for the six months ended June 30, 2020 decreased $71.8 million or 41.8 percent compared to the same period in 2019. The change in net sales during the six months ended June 30, 2020 compared to the prior year was due primarily to a 43.8 percent decrease in the number of units sold partially offset by a 1.9 percent increase in the average gross selling price per boat. The decrease in unit sales was primarily due to a decline in every product category with the exception of our Chaparral OSX Luxury Sportboats. Unit sales declined in every product category due to the temporary suspension of manufacturing operations for five weeks during the second quarter of 2020. In the six months ended June 30, 2020, net sales outside of the United States accounted for 5.4 percent of net sales compared to 6.8 percent of net sales in the six months ended June 30, 2019. International sales remained low due to continued tariffs imposed on boat imports into Mexico and the European Union. Domestic net sales decreased 41.0 percent to $94.5 million and international sales of $5.4 million decreased 53.6 percent for the six months ended June 30, 2020 compared to the same period of the prior year.

Cost of goods sold for the six months ended June 30, 2020 was $80.0 million compared to $132.6 million for the comparable period in 2019, a decrease of $52.6 million or 39.7 percent. Cost of goods sold as a percentage of net sales increased to 80.0 percent of net sales for the six months ended June 30, 2020 from 77.2 percent for the comparable period in 2019, primarily due to manufacturing cost inefficiencies caused by lower production resulting from the temporary operational suspension in the second quarter.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the six months ended June 30, 2020 were $13.0 million compared to $18.9 million for the comparable period in 2019, a decrease of $5.9 million or 31.1 percent. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation and warranty expense during the six months June 30, 2020 as compared to the same period in the prior year. In addition, selling, general and administrative expenses declined due to lower salaries arising from employee furloughs and reduction in other expenses due to the temporary operational suspension during the second quarter. Selling, general and administrative expenses as a percentage of net sales increased to 13.0 percent in the six months ended June 30, 2020 from 11.0 percent in the six months ended June 30, 2019.

Operating income for the six months ended June 30, 2020 decreased $13.3 million or 65.8 percent compared to the same period in 2019 primarily due to a decrease in gross profit partially offset by a decrease in selling, general and administrative expenses.

Interest income for the six months ended June 30, 2020 decreased $76 thousand or 50.0 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds. The decrease was primarily due to a lower percentage yield partially offset by a higher average balance of cash and cash equivalents.

Income tax provision for the six months ended June 30, 2020 reflects an effective tax rate of 15.5 percent compared to an effective tax rate of 17.4 percent for the comparable period in the prior year. The effective rate in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2020 were $ 22.6 million compared to $19.8 million at December 31, 2019.

The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2020	2019

Net cash provided by operating activities	$11,695	$12,363
Net cash (used for) provided by investing activities	(1,031)	5,960
Net cash used for financing activities	$(7,854)	$(14,101)

Cash provided by operating activities for the six months ended June 30, 2020 decreased $0.7 million compared to the same period in 2019. This decrease is primarily due to a decrease in net income partially offset by a favorable change in working capital due to the temporary suspension of production during the second quarter of 2020.

The major components of the net favorable change in working capital were as follows: an unfavorable change of $3.0 million in accounts receivable due to lower revenues and the timing of receipts in comparison to the prior year; an unfavorable change of $1.6 million in inventories primarily due to the timing of shipments of finished boats and receipts of raw materials and key components; and a $4.8 million favorable change in accounts payable due to the timing of payments; coupled with a favorable change of $1.4 million in other accrued expenses.

Cash used for investing activities for the six months ended June 30, 2020 was approximately $1.0 million compared to $6.0 million of cash provided by investing activities for the same period in 2019. The unfavorable change in cash from investing activities is primarily due to net sales of marketable securities during the first quarter of 2019 resulting from a change in investment strategy, partially offset by a decrease in capital expenditures during the six months ended June 30, 2020 in comparison to the same period of the prior year.

Cash used for financing activities for the six months ended June 30, 2020 decreased approximately $6.2 million compared to the six months ended June 30, 2019 primarily due to a decrease in open market share repurchases coupled with lower dividends paid to common shareholders in the six months ended June 30, 2020 compared to the prior year.

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

Cash Requirements

The Company currently expects that capital expenditures in 2020 will be approximately $1.7 million, of which $1.0 million has been spent through June 30, 2020.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not make a cash contribution to this plan in the six months ended June 30, 2020 and is currently evaluating contributions for the remainder of 2020.

The Company has repurchased an aggregate total of 6,581,632 shares in the open market under the Company stock repurchase program, which began in 2002. As of June 30, 2020, there are 1,668,368 shares that remain available for repurchase under the current authorization. There were no shares repurchased under this program during the six months ended June 30, 2020.

On July 28, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.08 per share payable September 10, 2020 to common stockholders of record at the close of business August 10, 2020. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Product’s earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the six months ended June 30, 2020 and 2019.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a net $11.4 million as of June 30, 2020. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $13.9 million as of June 30, 2020.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $433 thousand for the six months ended June 30, 2020 and approximately $427 thousand for the six months ended June 30, 2019.

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

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During 2019 and the first two quarters of 2020, the market prices of many of these materials did not change materially, with the exception of the market price of hydrocarbon feedstocks, which has declined significantly during this period. The Company also purchases components of which there are a limited number of suppliers, some of whom have suspended their manufacturing operations due to the COVID-19 pandemic. It is possible that the cost of these components will increase as the Company resumes its manufacturing operations due to limited availability of these components. These higher component prices would increase the costs of manufacturing the Company’s products and could negatively affect our profit margins.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our belief that retail demand for new recreational boating during 2020 will be lower than in 2019; our belief that recreational boating continues to appeal to U.S. consumers; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our plans to continue to emphasize the Surf Series line of Chaparral boats, our larger SSX models and our larger Robalo models and our belief that these boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling; our plans to continue to develop additional new products for subsequent model years, our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations about capital expenditures in 2020; our expectation about contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2020; our expectation to continue to pay cash dividends; statements regarding the potential fluctuations in costs of raw materials and their effect on the costs of manufacturing our products; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material adverse effect on the financial position or results of operations of Marine Products.

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

As of the end of the period covered by this report, June 30, 2020 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the period ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2015).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: July 31, 2020	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2020	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)