Form 10-Q
period 2020-09-30
MARINE PRODUCTS CORP
filed 2020-10-30
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, Marine Products Corporation had 33,868,624 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS		(Note 1)

Cash and cash equivalents	$29,014	$19,804
Accounts receivable, net of allowance for doubtful accounts of $20 in 2020 and 2019	8,517	6,607
Inventories	42,890	41,553
Income taxes receivable	206	907
Prepaid expenses and other current assets	1,883	2,056
Total current assets	82,510	70,927
Property, plant and equipment, net of accumulated depreciation of $29,629 in 2020 and $28,258 in 2019	14,741	14,796
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	4,181	3,990
Other assets	12,266	11,278
Total assets	$117,471	$104,764

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$9,592	$3,886
Accrued expenses and other liabilities	15,607	13,155
Total current liabilities	25,199	17,041
Pension liabilities	11,289	9,980
Other long-term liabilities	508	531
Total liabilities	36,996	27,552
Common stock	3,387	3,387
Capital in excess of par value	-	—
Retained earnings	79,679	76,573
Accumulated other comprehensive loss	(2,591)	(2,748)
Total stockholders' equity	80,475	77,212
Total liabilities and stockholders' equity	$117,471	$104,764

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net sales	$68,778	$72,212	$168,715	$243,961
Cost of goods sold	52,542	56,463	132,541	189,089
Gross profit	16,236	15,749	36,174	54,872
Selling, general and administrative expenses	7,886	6,039	20,896	24,915
Operating income	8,350	9,710	15,278	29,957
Interest income	10	83	86	235
Income before income taxes	8,360	9,793	15,364	30,192
Income tax provision	1,825	1,938	2,914	5,495
Net income	$6,535	$7,855	$12,450	$24,697

Earnings per share
Basic	$0.19	$0.23	$0.37	$0.72
Diluted	$0.19	$0.23	$0.37	$0.72

Dividends paid per share	$0.08	$0.12	$0.28	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$6,535	$7,855	$12,450	$24,697

Other comprehensive income, net of taxes:
Pension adjustment	19	16	157	50
Unrealized gain on securities, net of reclassification adjustments	—	—	—	7
Comprehensive income	$6,554	$7,871	$12,607	$24,754

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2019	33,870	$3,387	$—	$76,573	$(2,748)	$77,212
Stock issued for stock incentive plans, net	175	18	558	—	—	576
Stock purchased and retired	(73)	(8)	(558)	(489)	—	(1,055)
Net income	—	—	—	4,208	—	4,208
Pension adjustment, net of taxes	—	—	—	—	119	119
Dividends paid	—	—	—	(4,074)	—	(4,074)
Balance, March 31, 2020	33,972	$3,397	$—	$76,218	$(2,629)	$76,986
Stock issued for stock incentive plans, net	—	—	581	—	—	581
Stock purchased and retired	(3)	—	(581)	552	—	(29)
Net income	—	—	—	1,707	—	1,707
Pension adjustment, net of taxes	—	—	—	—	19	19
Dividends paid	—	—	—	(2,696)	—	(2,696)
Balance, June 30, 2020	33,969	$3,397	$—	$75,781	$(2,610)	$76,568
Stock issued for stock incentive plans, net	(2)	(1)	1,501	—	—	1,500
Stock purchased and retired	(98)	(9)	(1,501)	79	—	(1,431)
Net income	—	—	—	6,535	—	6,535
Pension adjustment, net of taxes	—	—	—	—	19	19
Dividends paid	—	—	—	(2,716)	—	(2,716)
Balance, September 30 , 2020	33,869	$3,387	$—	$79,679	$(2,591)	$80,475

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$12,450	$24,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,509	1,556
Accretion of discount related to marketable securities, net	—	(5)
Stock-based compensation expense	2,657	1,626
Gain on sale of assets	(30)	—
Deferred income tax benefit	(234)	(1,074)
(Increase) decrease in assets:
Accounts receivable	(1,910)	(11,292)
Inventories	(1,337)	1,757
Prepaid expenses and other current assets	173	254
Income taxes receivable	701	452
Other non-current assets	(788)	(918)
Increase (decrease) in liabilities:
Accounts payable	5,706	4,951
Income taxes payable	737	446
Accrued expenses and other liabilities	1,715	3,502
Other long-term liabilities	1,286	2,122
Net cash provided by operating activities	22,635	28,074

INVESTING ACTIVITIES
Capital expenditures	(1,458)	(2,013)
Proceed from sale of assets	34	—
Purchases of marketable securities	—	(299)
Sales of marketable securities	—	7,530
Maturities of marketable securities	—	448
Net cash (used for) provided by investing activities	(1,424)	5,666

FINANCING ACTIVITIES
Payment of dividends	(9,486)	(12,292)
Cash paid for common stock purchased and retired	(2,515)	(7,163)
Net cash used for financing activities	(12,001)	(19,455)

Net increase in cash and cash equivalents	9,210	14,285
Cash and cash equivalents at beginning of period	19,804	8,745
Cash and cash equivalents at end of period	$29,014	$23,030

Supplemental information:
Income tax payments, net	$1,738	$5,710

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

At the end of the first quarter of 2020, the Company suspended manufacturing operations for five weeks in response to concerns related to the COVID-19 pandemic. We resumed production during the second quarter at a slightly higher production rate than our production rate during the first quarter of 2020, although production increases have been constrained by employment availability and supply chain restrictions caused by the pandemic. This operational suspension negatively impacted our net sales and profits during the second quarter of 2020. At the end of the third quarter of 2020, the Company’s order backlog was at its highest level in several years, and dealer inventories were significantly lower than in previous periods.

For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products,” the “Company” or “MPC”) on Form 10-K for the year ended December 31, 2019.

A group that includes the Company’s Chairman of the Board, Gary W. Rollins, who is also a director of the Company, and certain companies under his control, controls in excess of fifty percent of the Company’s voting power.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3.    NET SALES

Accounting Policy:

MPC’s contract revenues are generated principally from selling: (1) fiberglass motorized boats and accessories and (2) parts to independent dealers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occur with the transfer of title of our boats, accessories, and parts to our dealers. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties (see Note 7). Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold.

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

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Boats and accessories	$67,127	$70,927	$165,001	$240,296
Parts	1,651	1,285	3,714	3,665
Net sales	$68,778	$72,212	$168,715	$243,961

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Domestic	$66,621	$69,136	$161,172	$229,266
International	2,157	3,076	7,543	14,695
Net sales	$68,778	$72,212	$168,715	$243,961

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Products transferred at a point in time	$68,778	$72,212	$168,715	$243,961
Products transferred over time	—	—	—	—
Net sales	$68,778	$72,212	$168,715	$243,961

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

	September 30,	December 31,	September 30,	December 31,
(in thousands)	2020	2019	2019	2018
Deferred revenue	$1,119	$295	$320	$496

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net income available for stockholders:	$6,535	$7,855	$12,450	$24,697
Less: Adjustments for earnings attributable to participating securities	(139)	(187)	(273)	(594)
Net income used in calculating earnings per share	$6,396	$7,668	$12,177	$24,103

Weighted average shares outstanding (including participating securities)	33,928	34,001	33,946	34,111
Adjustment for participating securities	(715)	(817)	(752)	(837)
Shares used in calculating basic and diluted earnings per share	33,213	33,184	33,194	33,274

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2020, there were approximately 1,569,700 shares available for grant.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for the three and nine months ended September 30, 2020 and 2019 were as follows:

Restricted Stock

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Pre – tax cost	$1,500	$544	$2,657	$1,626
After tax cost	$1,170	$424	$2,072	$1,268

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2020:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2019	815,540	$11.29
Granted	179,000	4.59
Vested	(310,520)	9.36
Forfeited	(5,800)	9.50
Non-vested shares at September 30, 2020	678,220	$10.43

The total fair value of shares vested was approximately $4,431,000 during the nine months ended September 30, 2020 and approximately $3,818,000 during the nine months ended September 30, 2019.

Other Information

As of September 30, 2020, total unrecognized compensation cost related to non-vested restricted shares was approximately $7,415,000. This cost is expected to be recognized over a weighted-average period of 3.3 years.

For the nine months ended September 30, 2020, approximately $345,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $456,000 for the nine months ended September 30, 2019.

6.    WARRANTY COSTS AND OTHER CONTINGENCIES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the warranty accruals for the nine months ended September 30, 2020 and 2019 is as follows:

(in thousands)	2020	2019
Balance at beginning of period	$5,410	$5,607
Less: Payments made during the period	(2,045)	(3,134)
Add: Warranty provision for the period	2,150	3,135
Changes to warranty provision for prior periods	62	93
Balance at September 30	$5,577	$5,701

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases during the nine months ended September 30, 2020 and repurchases of inventory for $3.4 million under contractual agreements during the third quarter of 2019.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a net $12.2 million as of September 30, 2020. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $1.9 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $14.1 million as of September 30, 2020.

7.    BUSINESS SEGMENT INFORMATION

The Company has only one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.    INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Raw materials and supplies	$25,478	$24,993
Work in process	10,734	7,731
Finished goods	6,678	8,829
Total inventories	$42,890	$41,553

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

Income tax provision for the third quarter of 2020 reflects an effective tax rate of 21.8 percent, compared to an effective rate of 19.8 percent for the comparable period in the prior year. For the nine months ended September 30, 2020, the effective tax rate was 19.0 percent compared to 18.2 percent for the comparable period in the prior year. The effective tax rates in 2020 and 2019 include the effect of beneficial permanent differences including discrete adjustments related to vesting of restricted stock and the associated dividends. The increase in the 2020 effective tax rate is primarily due to a detrimental provision to return discrete adjustment in the third quarter of 2020 compared to a beneficial discrete adjustment in the same period of 2019.

The Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted into law on March 27, 2020, has been evaluated in the Company's tax provision and there is no impact to the tax provision at this time. The impact of the CARES Act will continue to be evaluated throughout 2020.

10.  EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer pension plan. The following represents the net periodic cost (benefit) and related components for the plan for the three and nine months ended September 30, 2020 and 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Interest cost	$58	$64	$174	$192
Expected return on plan assets	(73)	(117)	(219)	(352)
Amortization of net losses	24	22	72	66
Net periodic cost (benefit)	$9	$(31)	$27	$(94)

The Company made a contribution of $550,000 to this plan during the nine months ended September 30, 2020; and no contributions were made during the nine months ended September 30, 2019.

In October 2020, the Company amended its retirement income plan to add a limited lump-sum payment window for vested terminated participants who had terminated employment before July 1, 2020 and for active employees who will have reached age 59 ½ by December 1, 2020, with a vested balance. The participants could elect to receive their vested balance immediately as a lump-sum or a monthly annuity payment. The lump-sum payment window offering is scheduled to end during the fourth quarter of 2020. Plan assets will be utilized to fund the participants’ election and is expected to trigger settlement accounting, which will be recognized when the distributions are made in December 2020. The settlement charges represent the accelerated recognition of actuarial losses held in accumulated other comprehensive income.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading and are stated at fair value totaling approximately $6,979,000 as of September 30, 2020 and $6,716,000 as of December 31, 2019. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trading losses related to the SERP assets totaled approximately $263,000 during the nine months ended September 30, 2020, compared to trading gains of approximately $738,000 during the nine months ended September 30, 2019. The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of September 30, 2020 and December 31, 2019:

Fair Value Measurements at September 30, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Investments measured at Net Asset Value - Trading securities	$6,979	$—	$—	$—

Fair Value Measurements at December 31, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Investments measured at Net Asset Value - Trading securities	$6,716	$—	$—	$—

The trading securities are comprised of SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance or investment company. The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

		Unrealized
	Pension	Loss On
(in thousands)	Adjustment	Securities	Total
Balance at December 31, 2019	$(2,748)	$—	$(2,748)
Change during the period ended September 30, 2020:
Before-tax amount	128	—	128
Tax provision	(28)	—	(28)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	57	—	57
Total activity for the period	157	—	157
Balance at September 30, 2020	$(2,591)	$—	$(2,591)
(1)	Reported as part of selling, general and administrative expenses.

		Unrealized
	Pension	Loss On
(in thousands)	Adjustment	Securities	Total
Balance at December 31, 2018	$(2,178)	$3	$(2,175)
Change during the period ended September 30, 2019:
Adoption of accounting standard (Note 2)	(404)	(10)	(414)
Before-tax amount	—	13	13
Tax provision	—	(3)	(3)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	50	—	50
Net realized gain (2)	—	(3)	(3)
Total activity for the period	50	(3)	47
Balance at September 30, 2019	$(2,532)	$—	$(2,532)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

13.  SUBSEQUENT EVENT

On October 27, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.08 per share and a special year-end cash dividend of $0.04 per share. Both dividends are payable December 10, 2020 to common stockholders of record at the close of business November 10, 2020.

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

At the end of the first quarter of 2020, the Company suspended manufacturing operations for five weeks in response to concerns related to the COVID-19 pandemic. We resumed production during the second quarter of 2020 at a slightly higher production rate than our production rate during the first quarter of 2020. This operational suspension negatively impacted our net sales and profits during the second quarter of 2020. At the end of the third quarter, the Company’s order backlog remains at its highest level in several years, and dealer inventories were significantly lower than in previous periods.

Our net sales of $68.8 million were 4.8 percent lower during the third quarter of 2020 compared to the third quarter of 2019 primarily due to a 10.4 percent decrease in number of units sold partially offset by an increase in average selling price per boat. Unit sales declined in most product categories during the third quarter of 2020 in comparison to the same period of the prior year. Average selling price per boat during the third quarter of 2020 increased by 7.8 percent due to a favorable model mix which included larger Chaparral Surf models and Robalo sport fishing boats.

Operating income of $8.4 million decreased 14.0 percent during the third quarter of 2020 compared to the same period in the prior year primarily due to higher selling, general and administrative expenses. Selling, general and administrative expenses increased 30.6 percent during the third quarter of 2020 as compared to the same period in the prior year primarily due to a lower research and development state tax credit, as well as an increase in deferred compensation expense associated with the accelerated vesting of restricted stock due to the death of the Company’s Chairman in the third quarter of 2020. Dealer inventory in units as of September 30, 2020 was significantly lower than at the end of the second quarter of 2020 and the third quarter of 2019.

OUTLOOK

The discussion of the outlook for 2020 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

We believe that retail demand for new recreational boats during 2020 will be higher than demand in 2019. Although retail demand in the first quarter of 2020 was lower than in the prior year, demand increased in the second and third quarters of 2020 due to the impact on consumer preferences caused by the COVID-19 pandemic which began late in the first quarter of 2020. This higher demand has continued beyond the traditional retail selling season for recreational boats, so we believe that fourth quarter of 2020 retail sales will be higher than the comparable period in 2019 as well. Although most recreational boat and supplier manufacturing operations suspended operations during the second quarter of 2020 because of concerns regarding the COVID-19 pandemic, boat dealers were able to satisfy demand by selling their existing inventory. The inventory of some boat dealers was depleted during the second and third

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

quarters of 2020, which may limit the availability of new recreational boats for purchase during the fourth quarter of 2020 and the first quarter of 2021.

Considering the current trends in consumer preferences, the Company believes that recreational boating continues to appeal to U.S. consumers. For example, the Company noted that retail sales among several of its dealers improved significantly at the end of the first quarter. The Company believes that this sales increase was caused by consumers leaving urban areas to spend time in vacation homes near recreational bodies of water. Consumers who have temporarily moved to such areas may view recreational boating as a safe activity in the current environment. In addition, real estate values have remained high during the pandemic, which is a positive. Furthermore, the price of oil has declined significantly, which should lead to lower retail fuel prices during the near term, which is a positive catalyst for recreational boating.

Although industry wide retail boat sales remain lower than they were prior to the 2008 financial crisis, retail boat sales increased each year between 2012 and 2018, though they declined slightly in 2019. Fluctuations in fuel prices can impact our industry, although they were relatively stable in 2019 and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased, especially in the sterndrive recreational boat market segment, which comprised approximately 31 percent of the Company’s unit sales during the nine months ended September 30, 2020. The higher cost of boat ownership can discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions in order to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2021 model year which began on July 1, 2020. For the new model year, we continue to emphasize our larger Robalo center console models. In addition, we have introduced two larger Chaparral SSX and Surf Series models for 2021 model year. We believe that these boat models will appeal to our customer base and dealer network. We plan to continue to develop and produce additional new products for subsequent model years.

Our financial results will depend on a number of factors, including health and economic recover from the pandemic, interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive pleasure boating industry, the availability and cost of labor and certain of our raw materials and key components.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine  months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total number of boats sold	1,044	1,165	2,640	4,004
Average gross selling price per boat (in thousands)	$57.0	$52.9	$55.0	$52.8
Net sales (in thousands)	$68,778	$72,212	$168,715	$243,961
Percentage of cost of goods sold to net sales	76.4%	78.2%	78.6%	77.5%
Gross profit margin percent	23.6%	21.8%	21.4%	22.5%
Percentage of selling, general and administrative expenses to net sales	11.5%	8.4%	12.4%	10.2%
Operating income (in thousands)	$8,350	$9,710	$15,278	$29,957
Warranty expense (in thousands)	$899	$944	$2,212	$3,228

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Net sales for the three months ended September 30, 2020 decreased $3.4 million or 4.8 percent compared to the same period in 2019. The change in net sales during the quarter compared to the prior year was due primarily to a 10.4 percent decrease in the number of units sold partially offset by a 7.8 percent increase in the average gross selling price per boat. Unit sales declined in most product categories during the third quarter of 2020 compared to the prior year. Average selling price per boat during the third quarter of 2020 compared to the prior year increased due to a favorable model mix which included larger Chaparral Surf models and Robalo sport fishing boats. In the third quarter of 2020, net sales outside of the United States accounted for 3.1 percent of net sales compared to 4.3 percent of net sales in the third quarter of 2019. International sales remained low due to continued tariffs imposed on boat imports into Mexico and the European Union. Domestic net sales decreased 3.6 percent to $66.6 million and international sales decreased 29.9 percent to $2.2 million compared to the third quarter of the prior year.

Cost of goods sold for the three months ended September 30, 2020 was $52.5 million compared to $56.5 million for the comparable period in 2019, a decrease of $3.9 million or 6.9 percent. Cost of goods sold as a percentage of net sales decreased to 76.4 percent of net sales for the three months ended September 30, 2020 from 78.2 percent for the comparable period in 2019, primarily due to a favorable model mix consisting of larger boats.

Selling, general and administrative expenses for the three months ended September 30, 2020 were $7.9 million compared to $6.0 million for the comparable period in 2019, an increase of $1.8 million or 30.6 percent. This increase was primarily due to a research and development state tax credit that was $1.2 million lower during the third quarter of 2020 as compared to the same period of the prior year, as well as an increase of $963 thousand in deferred compensation expense associated with the accelerated vesting of restricted stock due to the death of the Company’s Chairman in the third quarter of 2020. Selling, general and administrative expenses as a percentage of net sales were 11.5 percent in the third quarter of 2020 compared to 8.4 percent in the third quarter of 2019.

Operating income for the three months ended September 30, 2020 decreased $1.4 million or 14.0 percent compared to the same period in 2019 primarily due to lower net sales coupled with an increase in selling, general and administrative expenses.

Interest income for the three months ended September 30, 2020 decreased $73 thousand or 88.0 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds. The decrease was primarily due to a lower average balance of cash and cash equivalents coupled with a lower percentage yield.

Income tax provision for the third quarter of 2020 reflects an effective tax rate of 21.8 percent compared to an effective tax rate of 19.8 percent for the comparable period in the prior year. The effective tax rates in 2020 and 2019 include the effect of beneficial permanent differences including discrete adjustments related to vesting of restricted stock and the associated dividends. The increase in the 2020 effective tax rate is primarily due to a detrimental provision to return discrete adjustment in the third quarter of 2020 compared to a beneficial discrete adjustment in the same period of 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Net sales for the nine months ended September 30, 2020 decreased $75.2 million or 30.8 percent compared to the same period in 2019. The change in net sales during the nine months ended September 30, 2020 compared to the prior year was due primarily to a 34.1 percent decrease in the number of units sold partially offset by a 4.2 percent increase in the average gross selling price per boat. The decrease in unit sales was primarily due to a decline in every product category with the exception of our Chaparral OSX Luxury Sportboats. Unit sales declined in every product category due to the temporary suspension of manufacturing operations for five weeks during the second quarter of 2020. In the nine months ended September 30, 2020, net sales outside of the United States accounted for 4.5 percent of net sales compared to 6.0 percent of net sales in the nine months ended September 30, 2019. International sales remained low due to continued tariffs imposed on boat imports into Mexico and the European Union. Domestic net sales decreased 29.7 percent to $161.2 million and international sales of $7.5 million decreased 48.7 percent for the nine months ended September 30, 2020 compared to the same period of the prior year.

Cost of goods sold for the nine months ended September 30, 2020 was $132.5 million compared to $189.1 million for the comparable period in 2019, a decrease of $56.5 million or 29.9 percent. Cost of goods sold as a percentage of net sales increased to 78.6 percent of net sales for the nine months ended September 30, 2020 from 77.5 percent for the comparable period in 2019, primarily due to

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

manufacturing cost inefficiencies caused by lower production resulting from the temporary operational suspension during the second quarter.

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $20.9 million compared to $24.9 million for the comparable period in 2019, a decrease of $4.0 million or 16.1 percent. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation and warranty expense during the nine months ended September 30, 2020 as compared to the same period in the prior year. This decrease was partially offset by a research and development state tax credit that was $1.2 million lower during the nine months ended September 30, 2020 as compared to the same period of the prior year, as well as an increase of $963 thousand in deferred compensation expense associated with the accelerated vesting of restricted stock due to the death of the Company’s Chairman in the third quarter of 2020. Selling, general and administrative expenses as a percentage of net sales were 12.4 percent in the nine months ended September 30, 2020 compared to 10.2 percent in the nine months ended September 30, 2019.

Operating income for the nine months ended September 30, 2020 decreased $14.7 million or 49.0 percent compared to the same period in 2019 primarily due to a decrease in gross profit partially offset by a decrease in selling, general and administrative expenses.

Interest income for the nine months ended September 30, 2020 decreased $149 thousand or 63.4 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds. The decrease was primarily due to a lower percentage yield partially offset by a higher average balance of cash and cash equivalents.

Income tax provision for the nine months ended September 30, 2020 reflects an effective tax rate of 19.0 percent compared to an effective tax rate of 18.2 percent for the comparable period in the prior year. The effective tax rates in 2020 and 2019 include the effect of beneficial permanent differences including discrete adjustments related to vesting of restricted stock and the associated dividends. The increase in the 2020 effective tax rate is primarily due to a detrimental provision to return discrete adjustment in the third quarter of 2020 compared to a beneficial discrete adjustment in the same period of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2020 were $29.0 million compared to $19.8 million at December 31, 2019.

The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2020	2019

Net cash provided by operating activities	$22,635	$28,074
Net cash (used for) provided by investing activities	(1,424)	5,666
Net cash used for financing activities	$(12,001)	$(19,455)

Cash provided by operating activities for the nine months ended September 30, 2020 decreased $5.4 million compared to the same period in 2019. This decrease is primarily due to a decrease in net income partially offset by a favorable change in working capital.

The major components of the net favorable change in working capital were as follows: an unfavorable change of $1.9 million in accounts receivable due to lower revenues and the timing of receipts in comparison to the prior year; an unfavorable change of $1.3 million in inventories primarily due to the timing of shipments of finished boats and receipts of raw materials and key components; and a $5.7 million favorable change in accounts payable due to the timing of payments; coupled with a favorable change of $2.5 million in other accrued expenses.

Cash used for investing activities for the nine months ended September 30, 2020 was $1.4 million compared to $5.7 million of cash provided by investing activities for the same period in 2019. The unfavorable change in cash used for investing activities is primarily

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

due to net sales of marketable securities during the first quarter of 2019 resulting from a change in investment strategy, partially offset by a decrease in capital expenditures during the nine months ended September 30, 2020 in comparison to the same period of the prior year.

Cash used for financing activities for the nine months ended September 30, 2020 decreased $7.5 million compared to the nine months ended September 30, 2019 primarily due to a reduction in the cost of open market share repurchases coupled with lower dividends paid to common shareholders in the nine months ended September 30, 2020 compared to the same period of the prior year.

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

Cash Requirements

The Company currently expects that capital expenditures in 2020 will be approximately $2.1 million, of which $1.6 million has been spent through September 30, 2020.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company made a cash contribution of $550 thousand to this plan during the third quarter of 2020 and does not expect to make any additional contributions for the remainder of 2020.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of September 30, 2020, there are 1,570,428 shares that remain available for repurchase under the current authorization. There were 97,940 shares repurchased under this program during the third quarter of 2020.

On October 27, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.08 per share and a special year-end cash dividend of $0.04 per share. Both dividends are payable December 10, 2020 to common stockholders of record at the close of business November 10, 2020. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Product’s earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the nine months ended September 30, 2020 and repurchases totaling $3.4 million under contractual agreements during the nine months ended Sepetmber 30, 2019.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a net $12.2 million as of September 30, 2020. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $1.9 million with various

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $14.1 million as of September 30, 2020.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $646 thousand for the nine months ended September 30, 2020 and approximately $656 thousand for the nine months ended September 30, 2019.

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

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During the first and second quarters of 2020, the prices of many of these commodities declined due to the global economic slowdown caused by the COVID-19 pandemic. During the third quarter of 2020, however, the prices of commodities such as copper and stainless steel increased, although the price of oil remained low. The Company also purchases components of which there are a limited number of suppliers, some of whom temporarily suspended their manufacturing operations due to the COVID-19 pandemic. It is possible that the cost of these components will increase as demand from recreational boat manufacturers increases. These higher component prices would increase the costs of manufacturing the Company’s products and could negatively affect our profit margins.

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

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the impact of the COVID-19 pandemic on the economy, our manufacturing operations and our supply chain; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and recent U.S. Government action concerning tariffs on goods; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, such as hydrocarbon feedstocks, copper, and steel, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership and prospective buyers may choose to forego or delay boat purchases; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019 and Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2020.

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

As of the end of the period covered by this report, September 30, 2020 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the period ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the third quarter of 2020 are as follows:

				Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid Per	Announced	Purchased Under
	(or Units)	Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs (1)
July 1, 2020 to July 31, 2020	—	$—	—	1,668,368
August 1, 2020 to August 31, 2020	65,669	14.30	65,669	1,602,699
September 1, 2020 to September 30, 2020	32,271	14.44	32,271	1,570,458
Totals	97,940	$14.35	97,940	1,570,428
(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. During

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

the third quarter of 2020, a total of 97,940 shares were repurchased in the open market under this program and there are 1,570,428 shares that remain available for repurchase. The program does not have a predetermined expiration date.

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

3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2015).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: October 30, 2020	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 30, 2020	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)