Form 10-K
period 2020-12-31
MARINE PRODUCTS CORP
filed 2021-02-26
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2020, the last business day of the registrant’s most recent second fiscal quarter, was $98,382,173 based on the closing price on the New York Stock Exchange on June 30, 2020 of $13.85 per share.

Marine Products Corporation had 33,992,885 shares of common stock outstanding as of February 19, 2021.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Boats, LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, the Company’s belief that there are several alternative suppliers of fiberglass that could provide adequate quality and quantities of this raw material at acceptable prices; the Company’s plans to continue purchasing sterndrive engines through the American Boatbuilders Association (“ABA”); the Company’s belief that its allocation of production among its dealers will continue during 2021 and the level of inventories of its dealers is insufficient; the Company’s belief that it is well positioned to take advantage of industry conditions; the Company’s belief that its newer boat models will expand its customer base and leverage its strong dealer network and reputation for quality and styling; the Company’s belief that its corporate infrastructure, marketing and sales capabilities, financial strength and nationwide presence enables it to compete effectively against its competitors; the Company’s belief that it will not incur any material capital expenditures to comply with existing environmental or safety regulations; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its liquidity, financial condition or results of operations; the Company’s belief that the demand for new recreational boats during 2021 will be higher than demand in 2020; the Company’s belief that recreational boating’s appeal to the U.S. consumer is growing; the Company’s belief that the recreational boating industry promotional program has incrementally benefited the industry and Marine Products; the Company’s plans to continue to emphasize the Company’s larger Robalo models; the Company’s belief that these boat models and our Chaparral SSX and Surf Series models for 2021 will expand the Company’s customer base and dealer network; the Company’s plans to continue to develop additional new products for subsequent model years; the Company’s belief that its liquidity, capitalization and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectations about capital expenditures during 2021; the Company’s expectation about contributions to its pension plan in 2021; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; and the Company’s expectation regarding market risk of its investment portfolio.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, sport fishing and jet boat markets. The Company sells its products to a network of 206 domestic and 89 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

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

The Company manufactures Chaparral sterndrive pleasure boats including SSi and SSX, and the Chaparral Surf Series. The Company also manufactures Chaparral outboard pleasure boats which include OSX Luxury Sportboats, the 267 SSX OB, SSi outboard models and SunCoast Sportdecks. In addition to the sterndrive and outboard offerings, the Company manufactures Vortex jet boats under the Chaparral brand name.

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

The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2020] indicate that Robalo is the largest manufacturer of outboard boats in lengths from 16 to 36 feet in the United States with a market share of 5.2 percent. Additionally, the combination of Robalo and Chaparral outboards holds the highest position in the overall outboard market, with a market share of 6.5 percent.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational markets through its Chaparral and Vortex brands and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:

	Number		Approximate
	of	Overall	Retail
Product Line	Models	Length	Price Range	Description

Chaparral – SSi Sport Boats	10	19′-23′	$34,000 - $80,000

Fiberglass sterndrive and outboard-powered, larger sport boats marketed as high value runabout for larger groups. Design features handling of a runabout, style of a sportboat and open concept layout. Select models offer Ski & Fish options to meet your specific needs. All marketed with National Advertised Prices.

Chaparral – SSX Sport Boats	7	23′-34′	$71,000 - $415,000	Fiberglass sterndrive and outboard powered bowriders that combine features of sportboats and bowriders. Marketed as high value, luxury runabouts for family groups.

Chaparral – Surf Series	4	21′-30′	$55,000 - $235,000

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

Chaparral – OSX Sport Boats	2	28′-30′	$177,000 - $340,000	Fiberglass, multipurpose sport boats with outboard power featuring plentiful seating and entertaining areas, cabin and bathroom accommodations, excellent performance, and luxury finishes.

Chaparral – Vortex Jet Boats	6	20′-24′	$40,000 - $95,000

Jet-powered fiberglass pleasure boats with traditional bowrider styling. Marketed features include high seating capacity and enhanced maneuverability at low speeds. National fixed retail price includes a trailer. Also marketed as a high-performance wakeboard boat with optional surf package. Marketed to younger families and wakeboard enthusiasts.

Robalo – Center Consoles	12	16′-36′	$23,000 - $510,000

Fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen and families desiring extra seating. Smaller models include a trailer, and all models are marketed with a national fixed retail price. The Explorer series features extra seating options.

Robalo – Cayman Bay Boats	4	20′-24′	$39,000 - $120,000

Fiberglass outboard sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen wanting inshore and offshore capabilities. All models marketed with a trailer at a national fixed retail price.

Robalo – Dual Consoles	4	20′-31′	$45,000 - $275,000

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

Marine Products uses other raw materials in its manufacturing processes. Among these are resins, made from hydrocarbon feedstocks, as well as copper and steel. The costs of these commodities fluctuate in response to changes in global economic conditions.

Sales and Distribution

Domestic sales are generated through our independent dealer network of approximately 71 Chaparral dealers, 47 Robalo dealers and 88 dealers that sell both brands located in markets throughout the United States. Marine Products also has 89 international dealers. Most of our dealers also inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ six independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing the dealer distribution network for the Company’s products. No single dealer accounted for 10 percent or more of net sales during 2020, 2019 or 2018. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. In addition, Marine Products has developed virtual marketing programs which include online product demonstrations and virtual reality software and hardware which promote the features of its products. The Company’s virtual marketing efforts have become increasingly important in 2020 and during the first quarter of 2021, when social distancing requirements resulting from the COVID-19 pandemic limited customer interaction at boat dealers’ facilities and eliminated in-person boat shows during the winter boat show season.

Marine Products continues to seek new dealers in many areas throughout the U.S., Canada, Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires full payment prior to shipping a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation. The Company’s international sales are affected by trends in consumer discretionary spending and the value of the U.S. dollar on global currency markets, among other things. During 2020, the Company’s international net sales decreased 31.0 percent compared to 2019 due to the continued impact of trade tariffs enacted during 2018, most notably in Mexico and the European Union. International net sales as a percentage of total net sales were 4.9 percent in 2020, 5.8 percent in 2019, and 6.5 percent in 2018.

Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. In a typical ordering, production and delivery cycle, the Company monitors dealer inventory levels in order to inform its production scheduling and to ensure that dealers do not hold excess inventory. During the third and fourth quarters of 2020 and early in 2021, however, the combination of the Company’s temporary plant closure and significant increases in demand have caused dealer inventories to fall to historic lows. The combination of low inventory levels and continued high demand has forced the Company to allocate its production to dealers to fulfill as many orders as possible and rebuild dealer inventories to levels that both the Company and its dealers believe to be appropriate. Marine Products believes that this allocation of production will continue during 2021. In the past, Marine Products has been able to resell any boat for which an order has been cancelled and believes that this ability will continue during the near term.

Approximately 64 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or self-financed. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits negotiated with the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase amount is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $9.7 million as of December 31, 2020. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $3.5 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $13.2 million as of December 31, 2020. In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturer’s repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods and promote sales of certain models. For the 2021 model year (which commenced July 1, 2020), Marine Products offered its dealers several sales incentive programs based on dollar volumes and timing of dealer purchases. Program incentives offered include sales discounts, retail sales incentives and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through April 30, 2021. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We believe that dealer inventories of our boat models as of December 31, 2020 are insufficient to meet the current level of retail customer demand. The sales order backlog as of December 31, 2020 was approximately 2,975 boats with estimated net sales of approximately $164.9 million. This represents an approximate 29.8 week backlog based on recent production levels. The sales order backlog as of December 31, 2019 was approximately 921 boats with estimated net sales of approximately $43.6 million. This represented an approximate 12.3 week backlog based on production levels at that time. The Company’s backlog measured in weeks of production is significantly higher than historical averages due to the temporary plant shutdown in 2020 and the surge in retail demand which has extended beyond the traditional retail selling season, both of which are related directly or indirectly to the COVID-19 pandemic. The Company will continue to monitor the number of boats in dealer inventories and adjust its production levels as it deems necessary to manage dealer inventory levels. Approximately 89 percent of boats have been in dealer inventory less than 18 months as of December 31, 2020, approximately the same as the previous year. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

A bow design known as the Wide TechTM was first used on the Chaparral Sunesta Wide TechTM and Xtreme models for the 2008 model year and has been used on other models since that time. The Wide TechTM bow design provides a larger seating area, as well as additional storage space, in the front of the boat. Furthermore, it allows the models to have a non-skid walkway on the bow, which makes entering and leaving the boat easier than in other boat models. This bow design has been utilized on several models and may be incorporated on other Chaparral boat models in the future.

In support of its new product development efforts, Marine Products incurred research and development costs of $751 thousand in 2020, $730 thousand in 2019, and $822 thousand in 2018.

Industry Overview

The recreational marine market in the United States is a mature market, with 2020 retail expenditures of approximately $42 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete with all other leisure activities for consumers’ limited free time.

There are currently approximately 12 million recreational boats owned in the United States, including outboard, inboard, sterndrive, jet drive, sailboats and personal watercraft. Marine Products competes in the sterndrive boating category with three lines of Chaparral boats and in the outboard category with its Robalo sport fishing boats, Chaparral SunCoast, and OSX Sport Luxury, and selected SSi and SSX models, and in the jet drive category with its Chaparral Vortex jet boats. Management believes that the five largest states for boat sales at the present time are Florida, Texas, Michigan, North Carolina and Minnesota. Marine Products has dealers in each of these states.

Industry sales of new outboard boats in the United States during 2020 totaled 61,524 units and accounted for approximately 69 percent of the total new fiberglass powerboats sold between 16 and 36 feet in hull length. Sales of new outboard boats had an estimated total retail value of $4.0 billion, with an average retail price of approximately $65,000. Approximately 63 percent of the Company’s unit sales in 2020 were outboard boats compared to 62 percent in 2019. Sales of new sterndrive boats in the United States during 2020 totaled 10,237 units and accounted for approximately eleven percent of the total new fiberglass powerboats sold in the 19 to 34 feet hull length. Sales of new sterndrive boats had an estimated total retail value of $1.1 billion, with an average retail price per unit of approximately $107,000. Approximately 35 percent of the Company’s unit sales in 2020 were sterndrive boats compared to 34 percent in 2019. Retail jet boat sales of 20 to 24 feet hull lengths totaled 3,634 units during 2020 and an estimated retail value of $0.2 billion, with an average retail price of approximately $55,000. Approximately two percent of the Company’s unit sales in 2020 were jet boats compared to five percent in 2019.

The table below reflects the estimated annual sales within the recreational marine market segment by category for 2020 and 2019 (source: Info-Link Technologies, Inc.):

	2020		2019
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	10,237	$1.1	9,551	$0.9
Outboard Boats	61,524	4.0	53,384	3.0
Inboard Boats	13,882	1.7	11,382	1.3
Jet Boats	3,634	0.2	3,068	0.2
TOTAL	89,277	$7.0	77,385	$5.3

Chaparral’s products are categorized as sterndrive boats, outboard boats and jet boats, and Robalo’s products are categorized as outboard boats. Industry-wide sterndrive boat unit sales have declined steadily during the last three years. The Company first introduced jet boat models in 2015. Based on available market share data, Chaparral’s share of the jet boat market during the latest reported period ended September 30, 2020 was approximately 6.2 percent.

The recreational boat manufacturing market remains highly fragmented except for Brunswick Corporation, which has acquired and currently operates a number of recreational boat brands. We estimate that the boat manufacturing industry includes fewer than 20 sterndrive manufacturers and approximately 75 outboard boat manufacturers with significant unit production, with the majority representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the latest reported period ended September 30, 2020, the top five sterndrive manufacturers, which includes Chaparral, have a combined market share of approximately 66 percent compared to 63 percent in the same period one year ago. Chaparral’s market share in sterndrive units during this period was approximately 16.5 percent, a slight increase compared to the same period in the prior year. The Company believes that its strong market share is primarily due to the success of our larger SSX models and the Surf Series.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing for our dealers and customers, weather, fuel prices, tax laws, demographics and consumers’ leisure time. As noted earlier, sales trends have been impacted by the COVID-19 pandemic which resulted in a temporary plant shut down in the second quarter of 2020, as well as a significant increase in consumer demand during the third and fourth quarters of 2020 and early in 2021. Also, the value of residential and vacation real estate in coastal and recreational areas influences recreational boat sales. The most recent NMMA surveys indicate that many past boating participants do not currently participate in boating because of high costs and a lack of leisure time. The increases in the cost of certain components, international tariffs, operating costs, and the impact of environmental regulation have increased the cost of boats and boat ownership in recent years, and these trends may continue. Competition from other leisure and recreational activities for available leisure time can also affect sales of recreational boats.

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

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of new powerboats of all types increased at a compounded annual rate of approximately 6.7 percent between 2016 and 2020. During this period, Marine Products experienced a compounded annual decline rate of approximately 7.5 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines. At the end of 2020, the Company’s dealer inventories were approximately 59.4 percent lower than they were at the end of 2019, while our unit order backlog was 223.0 percent higher than it was at the end of 2019. We believe that dealer inventories are not sufficient to meet retail demand during the 2021 retail selling season. Chaparral has grown its sterndrive market share in the 19 to 34 feet length category from 5.9 percent in fiscal 1996 to 16.5 percent during the latest reported period ended September 30, 2020 (the most recent information available to us from Statistical Surveys, Inc.).

During 2020, we continued to emphasize the Surf Series line of Chaparral models, our larger Chaparral SSX models, and our larger Robalo models. We believe that these boat models will expand our customer base and leverage our strong dealer network and reputation for quality and styling.

These models support Marine Products’ overall operating strategy, which emphasizes innovative designs and manufacturing processes, and the production of a high-quality product, while also seeking to lower manufacturing costs through increased efficiencies in our facilities. In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third-party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 23 independent boat manufacturers that have formed a buying group to pool their purchasing power to achieve improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 295 independent dealers located throughout the United States and in several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. During 2020 we continued to develop our nationally advertised fixed retail pricing strategy. We believe the nationally advertised fixed retail pricing gives the consumer confidence that that they are getting the best possible price resulting in higher customer satisfaction and encourages consistent pricing across our dealer network. Marine Products also realizes that innovative marketing is an increasingly important component of the full customer experience and is leading the way with marketing and branding that consistently present a luxury-oriented message and integrate themselves into the boater’s entire experience.

A component of Marine Products’ overall strategy is to consider making strategic acquisitions which complement existing product lines, expand its geographic presence in the marketplace and strengthen its capabilities depending upon availability, price and complementary product lines. We periodically review potential acquisition targets.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) outboard boat manufacturers in the United States based on unit sales in 2020. According to Statistical Surveys, Inc., the companies set forth below represent approximately 44 percent of all United States retail outboard boat registrations with hull lengths of 16 to 36 feet for the 12-month period ended September 30, 2020 (latest data available to us).

1.	Marine Products Corporation [1]
2.	Key West
3.	Carolina Skiff
4.	Bayliner [2]
5.	Sea Hunt Boats
6.	Tahoe
7.	Sportsman Boats
8.	Nautic Star [3]
9.	Boston Whaler [2]
10.	Hurricane

The sterndrive engine powered market encompasses a wide variety of boats, accounting for approximately eleven percent of traditional powerboat unit sales during 2020. Marine Products Corporation’ Chaparral brand was the second largest manufacturer of sterndrive boats in lengths from 19 to 34 feet during the 12-month period ended September 30, 2020 and its share of the market during this period was approximately 16.5 percent. Primary competitors for Chaparral sterndrive market during 2020 included Cobalt 4, Sea Ray 2, Regal, Bayliner 2 and Monterey.

1 Includes Chaparral and Robalo outboard units

2 Division or subsidiary of Brunswick Corporation

3 Division or subsidiary of MasterCraft Boat Holdings, Inc.

4 Division or subsidiary of Malibu Boats, Inc.

The jet engine powered market accounted for approximately four percent of traditional powerboat unit sales during 2020. Chaparral was the second largest jet boat manufacturer in the 20 to 24 foot range during the 12-month period ended September 30, 2020, and its share of the market during this period was approximately 6.2 percent. The largest manufacturer of jet boats in the 20 to 24 foot range was Yamaha. Scarab is the only other significant competitor in this market.

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

Human Capital

The table below shows the number of employees at December 31, 2020 and 2019:

At December 31, (in thousands)	2020	2019
Employees	823	673

The recreational boating industry is cyclical and therefore headcount is subject to change based on production levels which are a function of dealer and consumer demand. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Diversity and Equality - The Company’s workforce reflects the diversity of the community in which it operates. Our dedicated team of employees work toward a common purpose. We provide employment in a small community which we have supported as the largest employer since 1976 under the same management team. Our company is strong in its values, relationships and consistency in management. The Board of Directors has a diversity committee that monitors compliance with applicable non-discrimination laws related to race, gender and other protected classes. The Committee provides a report of such incidences to the Board on an annual basis.

Development and Training - The Company’s management team and all its employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintained a corporate compliance program to provide guidance for everyone associated with the Company, including its employees, officers and directors (the "Code"). Annual review of the Code is required which prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. In addition, the Company provides annual training for preventing, identifying, reporting and stopping any type of unlawful discrimination.

Employee Retention - Marine Products monitors voluntary employee turnover and reports these statistics to senior operational management. The Company rewards employee tenure through a quarterly bonus program for its hourly employees based on attendance and job performance.

Compensation and Benefits - The Company focuses on attracting and retaining employees by providing compensation and benefit packages that are competitive in the market, taking into account the location and responsibilities of the job. We provide competitive financial benefits such as a 401(k) retirement plan with a company match, and generally grant awards of restricted stock for certain of our salaried employees.

The Company provides a health insurance option that includes a local primary physician who provides immediate care or medical consultation to its employees at reduced or no cost, as well as certain maintenance medications at reduced or no cost. Under this program, an employee with a health concern visits the physician’s office, which is close to our manufacturing facility, and either receives care or is referred to another facility for testing or additional care. We believe that this program improves employee well-being by facilitating their access to health care.

Safety - Marine Products monitors several safety measures and reports them to senior operational management on a regular basis. Management reviews safety incidents, and the Company works to remediate operational issues that may be potential causes of any frequent incidents. In addition, the Company awards safety bonuses to the drivers of its company-owned vehicles based on their driving records.

In response to the COVID-19 pandemic, Marine Products temporarily suspended manufacturing operations for five weeks at the end of the first quarter of 2020, out of concern for the well-being of its employees and their families, and at the recommendation of local and state authorities. The Company also coordinated testing for employees at a local physician’s office. The Company has since resumed operations and implemented additional safety measures for its employees with requiring face masks, taking each employee’s temperature daily, mass sanitizing and social distancing where possible.

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

Several of Chaparral’s and Robalo’s designs are protected under the U.S. Copyright Office’s Vessel Hull Design Protection Act. This law grants an owner of an original vessel hull design certain exclusive rights. Protection is offered for hull designs that are made available to the public for purchase provided that the application is made within two years. As of December 31, 2020, there were 22 Chaparral hull designs and four Robalo hull designs registered under the Vessel Hull Design Protection Act.

Seasonality

Marine Products’ quarterly operating results are affected by weather and general economic conditions. Quarterly operating results for the second quarter traditionally record the highest sales volume for the year because this corresponds with the highest retail sales volume period. For similar reasons, quarterly operating results for the fourth quarter often record the lowest sales volume for the year. However, in 2020 Marine Products recorded the lowest quarterly sales volume of the year in the second quarter because of our temporary production facility closure caused by the COVID-19 pandemic, and the highest sales volume of the year in the fourth quarter, due to high retail demand which extended beyond the traditional retail selling season for recreational boats. The results for any quarter are not necessarily indicative of results to be expected in any future period.

Inflation

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During the first and second quarters of 2020, the prices of many of these commodities declined due to the global economic slowdown caused by the COVID-19 pandemic. During the third and fourth quarters of 2020 and the first quarter of 2021, however, the prices of oil, copper and stainless steel have increased. The Company also purchases components of which there are a limited number of suppliers, some of whom temporarily suspended their manufacturing operations due to the COVID-19 pandemic. It is possible that the cost of these components will increase as demand from recreational boat manufacturers increases. These higher component prices would increase the costs of manufacturing the Company’s products and could negatively affect our profit margins.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. In the event that interest rates rise, or lending standards for consumer loans become more stringent, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise or credit is not available to finance their boat purchases. Early in 2021, the Company believes that inflation in the general economy is becoming a risk, but that interest rates will remain low due to accommodative monetary policy.

Availability of Filings

Marine Products makes available free of charge on its website, MarineProductsCorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Risks Related to our Business.

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

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers.

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2021 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Risk Management Risks.

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

Additionally, certain states have required or are considering requiring a license to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby reducing future sales.

Risks Related to our Labor Force.

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

General Risks.

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

Risks Related to Our Capital and Ownership Structure.

Marine Products’ Management has a Substantial Ownership Interest; Public Stockholders may have no Effective Voice in Marine Products’ Management.

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes the Company’s Chairman of the Board, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors.

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

Risks Related to Digital Operations, Cybersecurity and Business Disruption.

Our operations rely on digital systems and processes that are subject to cyber-attacks or other threats that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are dependent on digital technologies and services. We use these technologies and services for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks, both from internal and external threats. Internal threats in cybersecurity are caused by the misuse of access to networks and assets by individuals within the Company by maliciously or negligently disclosing, modifying or deleting sensitive information. Individuals within the Company include current employees, contractors and partners. External threats in cybersecurity are caused by unauthorized parties attempting to gain access to our networks and assets by exploiting security vulnerabilities or through the introduction of malicious code, such as viruses, worms, Trojan horses and ransomware. In response to the risk of cyber-attacks, we regularly review and update processes to prevent unauthorized access to our networks and assets and misuse of data. We provide security awareness training for all employees, and closely manage the accounts and privileges of all employees and contractors. We also maintain an up-to-date incident response plan to quickly address cybersecurity incidents.

If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data, as well as, interruption of our business operations and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

Chaparral owns and maintains approximately 1,162,000 square feet of space utilized for manufacturing, research and development, warehouse, sales office and operations in Nashville, Georgia. In addition, the Company owns 83,000 square feet of manufacturing space in Valdosta, Georgia. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 724,700, research and development — 68,500, warehousing — 315,700, office and other — 136,100.

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

		Date First
		Elected
Name and Office with Registrant	Age	to Present Office
Richard A. Hubbell (1)	76	2/28/01
President and Chief Executive Officer

Ben M. Palmer (2)	60	2/28/01
Vice President, Chief Financial Officer and Corporate Secretary
(1)	Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been President of RPC since 1987 and Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors of both companies.
(2)	Ben M. Palmer has been Vice President, Chief Financial Officer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996. He assumed the responsibilities as Corporate Secretary of Marine Products and RPC in July 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 19, 2021, there were 33,992,885 shares of common stock outstanding and approximately 3,600 beneficial holders of our Company’s common stock.

Issuer Purchases of Equity Securities

The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. During the fourth quarter of 2020, there were no shares repurchased in the open market under this program and there are 1,570,428 shares that remain available for repurchase. The program does not have a predetermined expiration date.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (“Russell 2000”) and a peer group which includes companies that are considered peers of the Company (“Peer Group”). The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the end of each year. The companies in the Peer Group are Brunswick Corporation, MarineMax, Inc., Malibu Boats, Inc. and Mastercraft Boat Holdings, Inc. The following graph also includes the peer group used in the immediately preceding fiscal year which includes Brunswick Corporation, MarineMax, Inc. and Malibu Boats, Inc. (the “Former Peer Group”). Mastercraft Boat Holdings, Inc. was not used in previous performance graphs because it did not have five years of trading history as a public company.

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2020, the components of the Russell 2000 had an average market capitalization of $3.8 billion, and a median market capitalization of $922 million.

The graph below assumes the value of $100.00 invested on December 31, 2015.

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

	Years Ended December 31,
	(In thousands, except share, per share and employee data)
	2020	2019	2018	2017 (1)	2016
Statement of Operations Data:
Net sales	$239,825	$292,136	$298,616	$267,316	$241,330
Cost of goods sold	186,220	226,742	232,293	208,296	190,863
Gross profit	53,605	65,394	66,323	59,020	50,467
Selling, general and administrative expenses	29,244	31,259	30,936	29,261	27,415
Operating income	24,361	34,135	35,387	29,759	23,052
Interest income	95	323	268	229	355
Income before income taxes	24,456	34,458	35,655	29,988	23,407
Income tax provision (1)	5,012	6,219	7,167	10,688	6,662
Net income (1)	$19,444	$28,239	$28,488	$19,300	$16,745
Earnings per share: (1)
Basic	$0.57	$0.83	$0.83	$0.55	$0.44
Diluted	$0.57	$0.83	$0.83	$0.55	$0.44
Dividends paid per share	$0.40	$0.58	$0.50	$0.33	$0.24
Other Financial and Operating Data:
Gross profit margin percent	22.4%	22.4%	22.2%	22.1%	20.9%
Operating margin percent	10.2%	11.7%	11.9%	11.1%	9.6%
Net cash provided by operating activities	$29,874	$33,917	$22,775	$29,639	$15,837
Net cash provided by (used for) investing activities	(2,065)	5,345	3,060	(6,549)	22,575
Net cash used for financing activities	(16,040)	(28,203)	(24,774)	(18,025)	(43,779)
Capital expenditures	$2,099	$2,334	$2,154	$2,410	$1,940
Employees at end of year	823	673	976	891	823
Factory and administrative space at end of year (square ft.)	1,245	1,245	1,211	1,211	1,211
Balance Sheet Data at end of year:
Cash and cash equivalents	$31,573	$19,804	$8,745	$7,684	$2,619
Marketable securities — current	—	—	2,966	2,636	4,109
Marketable securities — non-current	—	—	4,699	10,395	5,221
Inventories	42,310	41,553	46,770	38,006	42,488
Working capital	58,874	53,886	46,433	34,826	34,753
Property, plant and equipment, net	14,938	14,796	14,552	14,218	13,334
Total assets	119,422	104,764	100,880	95,900	88,527
Total stockholders’ equity	$84,519	$77,212	$75,212	$69,604	$65,445
(1)	The indicated Statement of Operations data for 2017 include the impact of a net discrete tax provision of $1.7 million, or $0.05 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation

The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2. Discussions of 2019 items and year-to-year comparisons of 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, which Item is incorporated herein by reference.

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

We manage our Company by focusing on the execution of the following business and financial strategies:

●	Manufacturing high-quality, stylish, and innovative powerboats for our dealers and retail consumers which are competitive in the market,
●	Providing our independent dealer network appropriate incentives, training, and other support to enhance their success and their customers’ satisfaction, thereby facilitating their continued relationship with us,
●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a downturn in sales of our products,
●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,
●	Designing our products and marketing strategies to create a positive, memorable experience for our customers, within an evolving environment which calls for the increased use of technology to conduct virtual marketing and product demonstration,
●	Monitoring the recreational boat market for strong complementary product lines which we may enter through new product development or acquisition,
●	Extending our brand name recognition to enhance the success of new boat models that complement our existing offerings,
●	Improving our sales and profits by increasing the utilization of our manufacturing capacity,
●	Monitoring the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories,
●	Maximizing stockholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of the Company’s common stock on the open market, and
●	Aligning the interests of our management and stockholders.

In executing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, evolving customer preferences for socially distanced recreational activities, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions and through virtual marketing events. We also consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies. Marine Products’ financial results are affected by consumer confidence and preferences, because pleasure boating is a discretionary expenditure and consumers have many competing activities for their leisure time. Pleasure boating is also impacted by interest rates, the availability of financing and shifting consumer preferences towards safe activities which do not involve large crowds.

During 2020, aggregate retail sales of the boating segments in which Marine Products operates increased by approximately 11.3 percent. Sales in each segment in which we operate increased during the year. Our consolidated net sales declined in 2020 compared to 2019 due to a decrease in unit sales caused by the temporary suspension of operations in our production facility during the second quarter due to the impact of the COVID-19 pandemic as well as declines in our Chaparral H2O models due to our de-emphasis of this product line. These unit sales declines were partially offset by higher average selling prices resulting from a favorable model mix. Unit sales in 2020 decreased by 23.5 percent compared to 2019. Management will continue to monitor retail demand among the various segments in the recreational boat market, the actions of our competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We periodically monitor our market share in the 19 to 34 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the 12 month period ended September 30, 2020 (latest data available to us), Chaparral’s market share in the 19 to 34 foot sterndrive category was 16.5 percent, a slight increase in comparison to the prior year same period, the second highest market share in this category during this period. For the 12-month period ended September 30, 2020, Robalo’s share of the 16 to 36 foot outboard sport fishing boat market was 5.2 percent, the highest market share within this category. Marine Products Corporation’s share of the outboard recreational market, including both Robalo and Chaparral’s outboard units, was 6.5 percent of the total market within its size range for the 12 months ended September 30, 2020. Moreover, the Company held the highest share among manufacturers of various outboard brands during the period. We will continue to monitor our market share and believe it to be important, but we believe that maximizing profitability takes precedence over growing our market share. Furthermore, as we continue to expand the breadth of our product offerings within our core category and new categories, we consider our overall market share across the various powerboat categories to be of greater importance to the long-term health of our company than our market share within any specific type of recreational boat.

Outlook

We believe that retail demand for new recreational boats during 2021 will be higher than demand in 2020 due to the impact on consumer preferences caused by the COVID-19 pandemic. In addition, interest rates have fallen, which decreases the cost of boat ownership and encourage consumers to consider purchasing recreational boats. The Company believes that recreational boating’s appeal to U.S. consumers is growing because people perceive it to be a safe outdoor activity which does not involve large groups of people. During 2020, many consumers chose recreational boating when they temporarily left urban areas to spend time in vacation homes or in smaller groups, often located near recreational bodies of water.

Preliminary industry data indicate that retail boat sales in 2020 exceeded boat sales generated during the previous cyclical peak in 2007. Fluctuations in fuel prices can impact our industry, and although they declined in 2020, they have remained relatively stable and we do not believe that they have recently impacted sales. In general, the overall cost of boat ownership has increased over the last several years, especially in the sterndrive recreational boat market segment, which comprised approximately 35 percent of the Company’s unit sales during 2020. The higher cost of boat ownership can discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2021 model year which began on July 1, 2020 by broadening the size range of its product offerings and adding several new models. In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. During the 2021 model year, however, most winter boat shows have been cancelled due to the COVID-19 pandemic. As a result of these cancellations, the Company and its dealers have replaced their physical boat show presences with virtual marketing efforts. The Company believes that these efforts are effective and competitive with our peers. For the new model year, we continue to emphasize our larger Robalo center console models. In addition, we have introduced two larger Chaparral SSX and Surf Series models for the 2021 model year. We believe that these boat models will appeal to our customer base and dealer network. We plan to continue to develop and produce additional new products for subsequent model years.

Our financial results will depend on a number of factors, including health of American consumers and economic recovery from the pandemic, potential changes in consumer behavior as society recovers from the pandemic, interest rates, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products.

Results of Operations

	Years ended December 31,
($’s in thousands)	2020	2019	2018
Total number of boats sold to dealers	3,689	4,825	5,340
Average gross selling price per boat	$56.1	$52.6	$48.7
Net sales	$239,825	$292,136	$298,616
Percentage of gross profit to net sales	22.4%	22.4%	22.2%
Percentage of selling, general and administrative expenses to net sales	12.2%	10.7%	10.4%
Operating income	$24,361	$34,135	$35,387
Warranty expense	$2,845	$3,807	$4,178

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales. Marine Products’ net sales decreased by $52.3 million or 17.9 percent in 2020 compared to 2019. The decrease was primarily due to a 23.5 percent decrease in the number of boats sold, as well as a decrease in parts and accessories sales, partially offset by 6.7 percent increase in the average gross selling price per boat. Unit sales decreased due to the temporary suspension of operations in our production facility due to the impact of the COVID-19 pandemic during the second quarter, as well as declines in our Chaparral H2O models due to our de-emphasis of this product line. Average selling prices increased primarily due to a favorable model mix which included increased sales of our larger boats and reduced incentive costs. Domestic net sales were $228.1 million, a decrease of 17.1 percent compared to the prior year. International sales decreased 31.0 percent during 2020 compared to 2019 due to continued tariffs imposed on boat imports into Mexico and the European Union.

Cost of Goods Sold. Cost of goods sold decreased 17.9 percent in 2020 compared to 2019 consistent with decrease in net sales. As a percentage of net sales, cost of goods sold were 77.6 percent in 2020 and 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 6.4 percent in 2020 compared to 2019 primarily due to decreases in incentive compensation and warranty expense consistent with the decline in net sales. This decrease was partially offset by a reduction in a research and development state tax credit by $1.2 million in 2020 compared to prior year, as well as $963 thousand in deferred compensation expense associated with the accelerated vesting of restricted stock due to the death of the Company’s Chairman in the third quarter of 2020 coupled with a non-cash pension settlement loss of $647 thousand recorded during the fourth quarter of 2020. Selling, general and administrative expenses as a percentage of sales increased to 12.2 percent in 2020 from 10.7 percent in 2019. As a percentage of net sales, warranty expense decreased to 1.2 percent in 2020, compared to 1.3 percent in 2019.

Interest Income. Interest income decreased to $95 thousand in 2020 compared to $323 thousand in 2019. Marine Products generated interest income in 2020 primarily from investments in money market funds. This decrease was primarily due to a lower percentage investment yield due to lower interest rates, partially offset by an increase in the average investable balance of cash and cash equivalents.

Income Tax Provision. The income tax provision decreased to $5.0 million in 2020 compared to $6.2 million in 2019. The effective tax rate was 20.5 percent in 2020 compared to 18.0 percent in 2019. The increase in the 2020 effective tax rate resulted from a non-deductible permanent item related to stock compensation coupled with a detrimental provision to return discrete adjustment compared to a beneficial discrete adjustment in 2019.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $31.6 million at December 31, 2020, $19.8 million at December 31, 2019 and $8.7 million at December 31, 2018. The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2020	2019	2018
Net cash provided by operating activities	$29,874	$33,917	$22,775
Net cash (used for) provided by investing activities	(2,065)	5,345	3,060
Net cash used for financing activities	(16,040)	(28,203)	(24,774)

Cash provided by operating activities decreased by $4.0 million in 2020 compared to 2019. This decrease is primarily due to a decrease in net income partially offset by a favorable change in working capital.

The major components of the net favorable change in working capital were as follows: a favorable change of $1.9 million in accounts receivable due to lower revenues and the timing of receipts in comparison to the prior year; a favorable change of $0.9 million in income taxes receivable; an unfavorable change of $0.8 million in inventories primarily due to the timing of shipments of finished boats and receipts of raw materials and key components; and favorable changes of $2.2 million in accounts payable and $2.4 million in other accrued expenses due to the timing of payments.

Cash used for investing activities for 2020 was $2.1 million compared to $5.3 million of cash provided by investing activities for 2019. The unfavorable change in cash used for investing activities is primarily due to net sales of marketable securities during the first quarter of 2019 resulting from a change in investment strategy, partially offset by a decrease in capital expenditures during 2020 in comparison to the prior year.

Cash used for financing activities for 2020 decreased $12.2 million compared to 2019 primarily due to a reduction in the cost of open market share repurchases coupled with lower common stock dividends paid to shareholders in 2020 compared to the prior year.

Cash Requirements

Management expects that capital expenditures during 2021 will be approximately $3.3 million.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC. During 2020, the Company made a cash contribution of $0.6 million to this plan. We do not currently expect that additional contributions by the Company to the Retirement Income Plan will be made in 2021.

On January 26, 2021, the Board of Directors approved a quarterly cash dividend of $0.10 per common share payable March 10, 2021 to stockholders of record at the close of business on February 10, 2021.

The Company has a contractual agreement with one employee that provides for a monthly payment equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. The Company repurchased 97,940 shares in the open market during 2020, and 1,570,428 shares remain available for repurchase under this program.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a qualifying dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company had no repurchases of dealer inventory in 2020 and repurchases totaled $3.4 million under contractual agreements during 2019. See further information regarding repurchase obligations in “NOTE 10: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements which is incorporated herein by reference.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2020:

	Payments due by period
		Less
		than 1	1-3	3-5	More
Contractual Obligations (in thousands)	Total	year	years	years	than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligation	—	—	—	—	—
Operating leases (1)	127	55	68	4	—
Purchase obligations (2)	—	—	—	—	—
Due to floor plan lenders (3)	—	—	—	—	—
Other long-term liabilities (4)	768	192	384	192	—
Total	$895	$247	$452	$196	$—
(1)	Operating leases represent agreements for various office equipment.
(2)	As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.
(3)	The Company has agreements with various third-party lenders where it guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. As of December 31, 2020, there are no outstanding cash obligations to floor plan lenders.
(4)	Represents amounts related to the usage of a corporate aircraft.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no repurchases of dealer inventory under contractual agreements during 2020 and had repurchases totaled $3.4 million during 2019.

Management continues to monitor the risk of additional defaults and resulting repurchase obligation based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2020, the Company believes the fair value of its guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 10: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements which is incorporated herein by reference.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase obligation is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $9.7 million as of December 31, 2020. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $3.5 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions is $13.2 million as of December 31, 2020. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

See “NOTE 12: RELATED PARTY TRANSACTIONS” of the Consolidated Financial Statements, which is incorporated herein by reference, for a description of related party transactions.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. Senior management has discussed the development, selection and disclosure of its critical accounting policies that require significant judgements or estimates with the Audit Committee of our Board of Directors. The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and adjusts recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 6.7 percent in 2020, 7.0 percent in 2019, and 7.2 percent in 2018. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2020 would have increased or decreased net sales, gross margin and operating income by approximately $0.5 million.

Warranty costs -The Company records as part of selling, general and administrative expenses an experience-based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, manufacturing defects or issues, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.2 percent in 2020, 1.3 percent in 2019, and 1.4 percent in 2018. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2020 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.2 million.

Impact of Recent Accounting Pronouncements:

See “NOTE 1: SIGNIFICANT ACCOUNTING POLICIES” of the Consolidated Financial Statements, which is incorporated herein by reference, for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Marine Products holds no derivative financial instruments which could expose the Company to significant market risk. Marine Products maintain investments primarily in money market funds which are not subject to material interest rate risk exposure. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2020 based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2020.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2020, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell	Ben M. Palmer
President and Chief Executive Officer	Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Warranty Claims

As described further in Note 1 to the consolidated financial statements, the Company provides a lifetime limited structural hull warranty, a five-year structural deck warranty, and a one-year limited warranty to the original owner for all boats sold to dealers. The cost of these warranty claims is recorded by the Company at the time of the boat sale based on historical claims experience and may subsequently be adjusted based on items such as production quality. We identified accrued warranty claims ("warranty") as a critical audit matter.

The principal consideration for our determination that warranty is a critical audit matter is that the accrual for warranty claims has a higher risk of estimation uncertainty related to the estimation of anticipated future warranty claims. The estimation uncertainty and subjectivity in adjusting the accrual resulted in the need for auditor judgement when assessing whether management’s accrual for warranty was determined utilizing a reasonable basis and that the amount is materially correct.

The following are the primary procedures we performed to address the critical audit matter. We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s warranty accrual estimation process. For example, we tested controls over the development of the assumptions and the verification of the completeness and accuracy of the information used in developing the warranty accrual. We tested the process used to develop the estimate using information related to recent production trends and the historical experience of the Company. We also compared the Company’s prior year warranty liability related to anticipated claims in the current year to actual claims paid in the current year to evaluate the historical accuracy of the Company’s estimate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

February 26, 2021

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except share information)

December 31,	2020	2019
ASSETS
Cash and cash equivalents	$31,573	$19,804
Accounts receivable, net	4,706	6,607
Inventories	42,310	41,553
Income taxes receivable	—	907
Prepaid expenses and other current assets	1,947	2,056
Current assets	80,536	70,927
Property, plant and equipment, net	14,938	14,796
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	4,075	3,990
Other assets	16,100	11,278
Total assets	$119,422	$104,764

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$6,079	$3,886
Accrued expenses and other liabilities	15,583	13,155
Current liabilities	21,662	17,041
Pension liabilities	12,524	9,980
Other long-term liabilities	717	531
Total liabilities	34,903	27,552
Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 33,868,624 shares in 2020, 33,869,817 shares in 2019	3,387	3,387
Capital in excess of par value	—	—
Retained earnings	83,079	76,573
Accumulated other comprehensive loss	(1,947)	(2,748)
Total stockholders' equity	84,519	77,212
Total liabilities and stockholders' equity	$119,422	$104,764

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2020	2019	2018
Net sales	$239,825	$292,136	$298,616
Cost of goods sold	186,220	226,742	232,293
Gross profit	53,605	65,394	66,323
Selling, general and administrative expenses	29,244	31,259	30,936
Operating income	24,361	34,135	35,387
Interest income	95	323	268
Income before income taxes	24,456	34,458	35,655
Income tax provision	5,012	6,219	7,167
Net income	$19,444	$28,239	$28,488
EARNINGS PER SHARE
Basic	$0.57	$0.83	$0.83
Diluted	0.57	0.83	0.83
Dividends paid per share	$0.40	$0.58	$0.50

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2020	2019	2018
Net income	$19,444	$28,239	$28,488
Other comprehensive income, net of taxes:
Pension adjustment	801	(166)	(242)
Unrealized gain on securities, net of reclassification adjustments	—	7	47
Comprehensive income	$20,245	$28,080	$28,293

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2017	34,572	$3,457	$—	$68,127	$(1,980)	$69,604
Stock issued for stock incentive plans, net	190	19	2,070	—	—	2,089
Stock purchased and retired	(434)	(43)	(2,070)	(5,409)	—	(7,522)
Net income	—	—	—	28,488	—	28,488
Pension adjustment, net of taxes	—	—	—	—	(242)	(242)
Unrealized gain on securities, net of taxes and reclassification adjustments	—	—	—	—	47	47
Dividends declared	—	—	—	(17,252)	—	(17,252)
Balance, December 31, 2018	34,328	$3,433	$—	$73,954	$(2,175)	$75,212
Stock issued for stock incentive plans, net	129	13	2,110	—	—	2,123
Adoption of accounting standard (Note 1)	—	—	—	414	(414)	—
Stock purchased and retired	(587)	(59)	(2,110)	(6,278)	—	(8,447)
Net income	—	—	—	28,239	—	28,239
Pension adjustment, net of taxes	—	—	—	—	(166)	(166)
Unrealized gain on securities, net of taxes and reclassification adjustments	—	—	—	—	7	7
Dividends declared	—	—	—	(19,756)	—	(19,756)
Balance, December 31, 2019	33,870	$3,387	$—	$76,573	$(2,748)	$77,212
Stock issued for stock incentive plans, net	173	17	3,085		—	3,102
Stock purchased and retired	(174)	(17)	(3,085)	612	—	(2,490)
Net income	—	—	—	19,444	—	19,444
Pension adjustment, net of taxes	—	—	—	—	801	801
Dividends declared	—	—	—	(13,550)		(13,550)
Balance, December 31, 2020	33,869	$3,387	$—	$83,079	$(1,947)	$84,519

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2020	2019	2018
OPERATING ACTIVITIES
Net income	$19,444	$28,239	$28,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,954	2,090	1,820
Gain on sale of equipment and property	(31)	—	—
(Accretion) of discount/ amortization of premium related to marketable securities	—	(5)	213
Stock-based compensation expense	3,102	2,123	2,089
Deferred income tax (benefit) provision	(311)	(620)	378
Pension settlement loss	647	—	—
(Increase) decrease in assets:
Accounts receivable	1,901	(2,735)	(821)
Income taxes receivable	907	(455)	262
Inventories	(757)	5,217	(8,764)
Prepaid expenses and other current assets	109	(261)	301
Other non-current assets	(4,428)	(1,355)	(563)
Increase (decrease) in liabilities:
Accounts payable	2,193	(787)	(689)
Other accrued expenses	2,426	(386)	(505)
Other long-term liabilities	2,718	2,852	566
Net cash provided by operating activities	29,874	33,917	22,775
INVESTING ACTIVITIES
Capital expenditures	(2,099)	(2,334)	(2,154)
Proceeds from sale of assets	34	—	—
Sales and maturities of marketable securities	—	7,978	21,423
Purchases of marketable securities	—	(299)	(16,209)
Net cash (used for) provided by investing activities	(2,065)	5,345	3,060
FINANCING ACTIVITIES
Payment of dividends	(13,550)	(19,756)	(17,252)
Cash paid for common stock purchased and retired	(2,490)	(8,447)	(7,522)
Net cash used for financing activities	(16,040)	(28,203)	(24,774)
Net increase in cash and cash equivalents	11,769	11,059	1,061
Cash and cash equivalents at beginning of year	19,804	8,745	7,684
Cash and cash equivalents at end of year	$31,573	$19,804	$8,745

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

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

The Company has one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for 10 percent or more of net sales during 2020, 2019 or 2018. Net sales to the Company’s international dealers were approximately $11.8 million in 2020, $17.0 million in 2019, and $19.4 million in 2018.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2020, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Dividend — On January 26, 2021, the Board of Directors declared a regular cash dividend of $0.10 per share payable March 10, 2021 to stockholders of record at the close of business on February 10, 2021. Subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of sales, sales incentives and discounts, and warranty costs.

Sales Recognition — Marine Products recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the goods sold. See Note 2 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. The Company had prepaid expenses related to unamortized product brochure costs of $194,000 as of December 31, 2020 and $269,000 as of December 31, 2019. Advertising expenses totaled approximately $2,013,000 in 2020, $2,543,000 in 2019 and $2,468,000 in 2018 and are recorded in selling, general and administrative expenses.

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

Management determined the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities were classified as available-for-sale because the Company did not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest and dividends on available-for-sale securities are included in interest income. Net realized gains (losses) on marketable securities totaled $4,000 in 2019 and $(81,000) in 2018. Of the total (losses) gains realized, reclassification from other comprehensive income totaled $4,000 in 2019 and $(81,000) in 2018. There were no gross unrealized gains or losses on marketable securities as of December 31, 2020 and 2019.

Accounts Receivable — The majority of the Company’s accounts receivable is due from dealers located in markets throughout the United States. Approximately 64 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its credit loss allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2020 and 2019. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2020, 2019 and 2018.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 11 for further information regarding these securities.

Warranty Costs — The Company provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)	2020	2019
Balance at beginning of year	$5,410	$5,607
Less: Payments made during the year	(3,225)	(4,004)
Add: Warranty provision for the current year	3,095	3,788
Changes to warranty provision for prior years	(250)	19
Balance at end of year	$5,030	$5,410

Insurance Accruals — The Company fully insures its risks related to general liability, product liability and vehicle liability, whereas the health insurance plan up to a maximum annual claim amount for each covered employee and related dependents and workers’ compensation are self-funded. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred and may subsequently be revised based on developments relating to such claims.

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $751,000 in 2020, $730,000 in 2019, and $822,000 in 2018.

Repurchase Obligations — The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company accrues estimated losses when a loss, due primarily to the default of one of our dealers, is determined to be probable and the amount of the loss can be reasonably estimated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that provides monthly benefits upon normal retirement at age 65 or early retirement at age 59 1/2 to eligible employees with at least one year of service prior to 2002. In 2002, RPC’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. See Note 11 for a full description of this plan and the related accounting and funding policies.

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

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(In thousands)	2020	2019	2018
Net income available for stockholders	$19,444	$28,239	$28,488
Less: Adjustments for earnings attributable to participating securities	(416)	(669)	(762)
Net income used in calculating earnings per share	$19,028	$27,570	$27,726

Weighted average shares outstanding (including participating securities)	33,926	34,061	34,529
Adjustment for participating securities	(734)	(831)	(959)
Shares used in calculating diluted earnings per share	33,192	33,230	33,570

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. See Note 9 for further information regarding the fair value measurement of assets and liabilities.

Concentration of Suppliers — The Company has only four suppliers for the three types of engines it purchases. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

Recent Accounting Pronouncements — The FASB issued the following Accounting Standards Updates (ASUs):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

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

Recently Issued Accounting Standards Not Yet Adopted:

ASU No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis of goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The Company will adopt these provisions in the first quarter of 2021 and the adoption is not expected to have a material impact on its consolidated financial statements.

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

Years ended December 31, 2020, 2019 and 2018

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

Significant judgments

Determining the transaction price - The transaction price for MPC’s boats and accessories is the invoice price adjusted for dealer incentives. Key inputs and assumptions utilized in determining variable consideration related to dealer incentives include:

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

Disaggregation of revenues

The following table disaggregates our sales by major source:

(in thousands)	2020	2019	2018
Boats and accessories	$235,097	$287,837	$294,537
Parts	4,728	4,299	4,079
Net sales	$239,825	$292,136	$298,616

The following table disaggregates our revenues between domestic and international:

(in thousands)	2020	2019	2018
Domestic	$228,092	$275,133	$279,175
International	11,733	17,003	19,441
Net sales	$239,825	$292,136	$298,616

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2020	2019	2018
Products transferred at a point in time	$239,825	$292,136	$298,616
Products transferred over time	—	—	—
Net sales	$239,825	$292,136	$298,616

Contract balances -Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)	2020	2019
Deferred revenue	$1,245	$295

Substantially all of the amounts of deferred revenue as of December 31, 2020 and December 31, 2019 were recognized as sales during the following quarter, when control transferred.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2020	2019
(in thousands)
Trade receivables	$3,253	$2,319
Other	1,469	4,308
Total	4,722	6,627
Less: allowance for credit losses	(16)	(20)
Net accounts receivable	$4,706	$6,607

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers and also a state incentive receivable in 2020 and 2019. Changes in the Company’s allowance for credit losses are disclosed in Schedule II on page 66 of this report.

NOTE 4: INVENTORIES

Inventories consist of the following:

December 31,	2020	2019
(in thousands)
Raw materials	$21,754	$24,993
Work in process	11,378	7,731
Finished goods	9,178	8,829
Total inventories	$42,310	$41,553

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

	Estimated
December 31,	Useful Lives	2020	2019
(in thousands)
Land	N/A	$878	$878
Buildings	7-40	20,966	20,552
Operating equipment and property	3-15	12,923	11,891
Furniture and fixtures	5-7	2,560	1,999
Vehicles	5-10	7,677	7,734
Gross property, plant and equipment		45,004	43,054
Less: accumulated depreciation		(30,066)	(28,258)
Net property, plant and equipment		$14,938	$14,796

Depreciation expense was $1,954,000 in 2020, $2,090,000 in 2019 and $1,820,000 in 2018. The Company’s accounts payable for purchases of property and equipment was immaterial as of December 31, 2020, December 31, 2019 and December 31, 2018.

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2020	2019
(in thousands)
Accrued payroll and related expenses	$4,458	$3,021
Accrued sales incentives and discounts	3,292	3,716
Accrued warranty costs	5,030	5,410
Deferred revenue	1,245	295
Other	1,558	713
Total accrued expenses and other liabilities	$15,583	$13,155

NOTE 7: INCOME TAXES

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided a variety of tax incentives for businesses to counter the effects of the COVID -19 pandemic. The CARES Act did not have a material impact on the Company’s consolidated financial statements.

The Tax Cuts and Jobs Act of 2017 (“the Act”), effective January 1, 2018, included a reduction to the US federal tax rate from 35 percent to 21 percent and resulted in adjustments in the carrying amounts of deferred tax assets and liabilities for the new corporate income tax rate, and modified the calculation of deductible compensation of our executive officers. Included among other international provisions, the Act provides for a deduction on certain qualifying income related to export sales of property or services referred to as Foreign Derived Intangible Income (“FDII”), and the elimination of the US manufacturing deduction.

In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, the Company completed its accounting for the provisional amounts recognized under the Act as of December 31, 2017 and recorded a reduction in tax expense of $0.1 million, in the fourth quarter of 2018. The 2020 tax expense includes an estimated tax benefit associated with FDII of $103 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The following table lists the components of the provision for income taxes:

Years ended December 31,	2020	2019	2018
(in thousands)
Current provision:
Federal	$4,741	$6,637	$6,173
State	582	202	616
Deferred (benefit) provision:
Federal	(410)	(715)	384
State	99	95	(6)
Total income tax provision	$5,012	$6,219	$7,167

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.4	1.0	1.5
Research and experimentation credit	(1.5)	(1.2)	(0.8)
Non-deductible expenses	0.1	(0.7)	0.4
Change in contingencies	0.1	(0.1)	0.4
Adjustments related to the Act	—	—	(0.3)
Adjustments related to vesting of restricted stock	(1.5)	(1.5)	(1.8)
Other	0.9	(0.5)	(0.3)
Effective tax rate	20.5%	18.0%	20.1%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2020	2019
(in thousands)
Deferred tax assets:
Warranty costs	$1,107	$1,190
Sales incentives and discounts	278	404
Stock-based compensation	717	696
Pension	2,365	2,002
State NOL’s	423	484
State credits	1,818	1,818
All others	635	560
Valuation allowance	(1,818)	(1,818)
Total deferred tax assets	5,525	5,336
Deferred tax liabilities:
Depreciation and amortization expense	(965)	(947)
Basis differences in joint venture	(485)	(399)
Net deferred tax assets	$4,075	$3,990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Total net income tax payments were $4,099,000 in 2020, $7,330,000 in 2019, and $6,290,000 in 2018. As of December 31, 2020, the Company had net operating loss carryforwards related to state income taxes of approximately $10.6 million and other state credits of approximately $2.3 million (gross) that will expire between 2021 and 2035. The Company does not have a valuation allowance related to net operating loss carryforwards due to implemented tax planning strategies. The Company has a valuation allowance against the corresponding deferred tax asset on all state tax credits because, at this time, the Company does not expect to utilize them.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2020 and 2019.

During 2020, the Company recognized an increase in its liability for unrecognized tax benefits related primarily to state income taxes. The liability, if recognized, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
Balance at January 1	$358,000	$393,000
Additions (reductions) based on tax positions related to the current year	34,000	(28,000)
Additions (reductions) for tax positions of prior years	9,000	(7,000)
Balance at December 31	$401,000	$358,000

It is reasonably possible that the amount of the unrecognized benefits with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements. However, quantification of an estimated range cannot be made at this time.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax returns that remain open and subject to examination by the relevant taxing authorities. The Company’s 2016 through 2019 tax returns remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

		Unrealized
		Gain (Loss)
	Pension	on
	Adjustment	Securities	Total
(in thousands)
Balance at December 31, 2018	$(2,178)	$3	$(2,175)
Adoption of accounting standard (Note 1)	(404)	(10)	(414)
Before-tax amount	(300)	13	(287)
Tax benefit	66	(3)	63
Reclassification adjustment, net of taxes
Amortization of net loss	68	—	68
Net realized loss	—	(3)	(3)
Total activity in 2019	(570)	(3)	(573)
Balance at December 31, 2019	$(2,748)	$—	$(2,748)
Before-tax amount	250		250
Tax expense	(30)		(30)
Reclassification adjustment, net of taxes
Amortization of net loss	76		76
Pension settlement loss	505		505
Total activity in 2020	801		801
Balance at December 31, 2020	$(1,947)	$—	$(1,947)

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

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. There are no available-for-sale securities held as of December 31, 2020 and 2019. Trading securities are comprised of SERP assets, as described in Note 11, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company. Trading securities were $10,622,000 as of December 31, 2020 and $6,716,000 as of December 31, 2019. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2020 there were no significant transfers in or out of levels 1, 2 or 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

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

The Company had no repurchases of dealer inventory under contractual agreements during 2020 and had repurchases totaling $3.4 million during 2019 as a result of dealer defaults. During 2019, the Company redistributed $3.1 million of these boats among existing and replacement dealers. As of December 31, 2020, no liability related to repurchases remains outstanding to floor plan lenders. The remaining repurchased boats were included in inventory as of December 31, 2019 and were recorded at a net realizable value of $0.3 million. The Company recorded $0.1 million for costs associated with these repurchases in 2019 including a reserve for estimated transportation costs and the write down of repurchased inventory to net realizable value. As of December 31, 2020, no liability related to this repurchase remains outstanding.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is not to exceed 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $9.7 million as of December 31, 2020. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $3.5 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $13.2 million as of December 31, 2020. This repurchase obligation risk is mitigated by the value of the boat repurchased.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $401,000 as of December 31, 2020 compared to $358,000 as of December 31, 2019.

Employment Agreement — The Company has a contractual agreement with one employee, that provides for a monthly payment to the employee equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under this agreement totaled approximately $3,586,000 in 2020, $4,487,000 in 2019 and $4,630,000 in 2018 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

NOTE 11: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (“SERP”) - The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $8.6 million as of December 31, 2020 and $7.2 million as of December 31, 2019. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance underwriter, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $10,622,000 as of December 31, 2020 and $6,716,000 as of December 31, 2019. The SERP assets are reported in other assets on the consolidated balance sheets and changes related to the fair value of the assets are included in selling, general and administrative expenses in the consolidated statements of operations. Trading (losses) gains related to the SERP assets totaled $906,000 in 2020, $1,197,000 in 2019 and $(544,000) in 2018. The SERP liabilities are recorded on the balance sheet in pension liabilities with any change in the fair value of the SERP liabilities recorded as selling, general and administrative expenses in the consolidated statements of operations.

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service prior to 2002.

In October 2020, the Company amended the Retirement Income Plan to add a limited lump-sum payment window for vested terminated participants who had terminated employment before July 1, 2020 and for active employees who reached age 59 ½ by December 1, 2020, with a vested balance. The participants could elect to receive their vested balance immediately as a lump-sum or a monthly annuity payment. The lump-sum payment window offering ended during the fourth quarter of 2020 and plan assets were used to fund participant elections. The resulting non-cash settlement charges represent the accelerated recognition of actuarial losses reflected in accumulated other comprehensive income (AOCI). A settlement loss of $0.6 million associated with the acceptance of these lump-sum payments is included as part of selling, general and administrative expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The Company’s fair value of the plan assets exceeded the projected benefit obligation for its Retirement Income Plan by $1,775,000 and thus the plan was over-funded as of December 31, 2020. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2020	2019
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$5,576	$6,433

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$6,433	$5,833
Service cost	—	—
Interest cost	230	255
Actuarial loss	622	570
Benefits paid	(264)	(225)
Settlement	(1,445)	—
Projected benefit obligation at end of year	$5,576	$6,433
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$7,314	$6,802
Actual return on plan assets	1,196	737
Employer contributions	550	—
Benefits paid	(264)	(225)
Settlements	(1,445)	—
Fair value of plan assets at end of year	$7,351	$7,314
Funded status at end of year	$1,775	$881

December 31,	2020	2019
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$1,775	$881
Current liabilities	—	—
Noncurrent liabilities	—	—
	$1,775	$881

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in other assets as of both December 31, 2020 and December 31, 2019.

December 31,	2020	2019
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF:
Net loss	$2,496	$3,524
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$2,496	$3,524

The accumulated benefit obligation for the Retirement Income Plan as of December 31, 2020 and 2019 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:

December 31,	2020	2019
(in thousands)
SERP liability	$(12,524)	$(9,980)
Funded status of Retirement Income Plan	—	—
Pension liabilities	$(12,524)	$(9,980)

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. The Company contributed $550,000 during 2020 and $770,000 during 2019 to the plan. The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2020	2019	2018
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	230	255	251
Expected return on plan assets	(292)	(468)	(501)
Amortization of net loss	98	87	81
Settlement loss	647	—	—
	$683	$(126)	$(169)

The Company recognized pre-tax decreases to the funded status in accumulated other comprehensive loss of $899,000 in 2020 and other comprehensive income of $213,000 in 2019 and $314,000 in 2018. There were no previously unrecognized prior service costs during 2020, 2019 and 2018. The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

(in thousands)	2020	2019	2018
Net loss (gain)	$(154)	$300	$395
Amortization of net loss	(98)	(87)	(81)
Net transition obligation (asset)	—	—	—
Settlement loss	(647)	—	—
Amount recognized in accumulated other comprehensive (loss) income	$(899)	$213	$314

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2020	2019	2018
PROJECTED BENEFIT OBLIGATION:
Discount rate	2.70%	3.70%	4.65%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	3.70%	4.65%	4.05%
Expected return on plan assets	4.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The Company’s expected return on assets assumption is derived from a detailed periodic assessment by its management and investment advisor. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the assessment considers recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its expected long-term return assumption of four percent is reasonable.

The plan’s weighted average asset allocation at December 31, 2020 and 2019 by asset category along with the target allocation for 2020 are as follows:

				Percentage of	Percentage of
				Plan Assets as of	Plan Assets as of
	Target Allocation			December 31,	December 31,
Asset Category	for 2021			2020	2019
Cash and Cash Equivalents	0%	-	5%	2.0%	1.3%
Fixed Income Securities	15%	-	100%	98.0	91.7
Investments measured at net asset value	—%			—	7.0
Total			100.0%	100.0%	100.0%

The Company’s investments consist primarily of fixed-income securities that include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets while minimizing the level of risk to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. Although not required, the Company is currently evaluating the cash contributions to the pension plan during fiscal year 2021.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2020 and 2019. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2020:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$138	$138	$—
Fixed Income Securities	(2)	7,213	—	7,213
Total Assets in the Fair Value Hierarchy		$7,351	$138	$7,213
Investments Measured at Net Asset Value		—
Investments at Fair Value		$7,351

Fair Value Hierarchy as of December 31, 2019:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$92	$92	$—
Fixed Income Securities	(2)	6,708	—	6,708
Total Assets in the Fair Value Hierarchy		$6,800	$92	$6,708
Investments Measured at Net Asset Value		514
Investments at Fair Value		$7,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2021	$264
2022	264
2023	266
2024	266
2025	264
2026-2030	$1,384

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

Effective January 1, 2019, the Company began matching 100 percent of employee’s contributions for each dollar of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation, and fifty percent for each dollar of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were $603,000 in 2020, $796,000 in 2019 and $319,000 in 2018.

Stock Incentive Plan— The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2020, there were 1,569,700 shares available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was approximately $3,102,000 ($2,420,000 after tax) for 2020, $2,123,000 ($1,656,000 after tax) for 2019, and $2,089,000 ($1,629,000 after tax) for 2018.

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004. There were no options exercised in 2020, 2019 or 2018 and there are no stock options outstanding as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2020:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2020	815,540	$11.29
Granted	179,000	15.00
Vested	(310,520)	9.91
Forfeited	(5,800)	13.09
Non-vested shares at December 31, 2020	678,220	$12.89

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2019:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2019	947,710	$9.41
Granted	141,600	17.21
Vested	(260,770)	7.65
Forfeited	(13,000)	11.68
Non-vested shares at December 31, 2019	815,540	$11.29

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $15.00 in 2020, $17.21 in 2019 and $13.97 in 2018. The total fair value of shares vested was approximately $4,431,000 in 2020, $3,818,000 in 2019 and $4,289,000 during 2018.

For the year ending December 31, 2020 approximately $363,000 of excess tax benefits for stock-based compensation awards were recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $517,000 for the year ending December 31, 2019.

Other Information— As of December 31, 2020 total unrecognized compensation cost related to non-vested restricted shares was approximately $6,970,000 which is expected to be recognized over a weighted-average period of 3.1 years.

NOTE 12: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $846,000 in 2020, $865,000 in 2019, and $873,000 in 2018. The Company’s payable to RPC for these services was $49,000 as of December 31, 2020 and $56,000 as of December 31, 2019. Many of the Company’s directors are also directors of RPC and the Company’s executive officers are employees of both the Company and RPC.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $160,000 in 2020 and $159,000 in 2019 and 2018 for the corporate aircraft. The Company has a payable to 255 RC LLC of $1.2 million as of December 31, 2020 and $1.0 million as of December 31, 2019. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2020, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings was approximately $462,000.

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

As of December 31, 2020, the Company had no operating leases that had not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

		December 31,
	Classification on Consolidated Balance Sheet	2020	2019
(in thousands)
Assets:
Operating lease right-of-use assets	Other assets	$124	$159

Liabilities:
Current portion of operating lease liabilities	Accrued expenses and other liabilities	$52	$47
Long-term operating lease liabilities	Other long-term liabilities	70	110
Total lease liabilities		$122	$157

Lease Costs:

The components of lease expense are included in selling, general and administrative expenses in the consolidated statements of operations as disclosed below:

Year ended December 31,	2020	2019
(in thousands)
Operating lease cost	$54	$52
Short-term lease cost	2	3
Total lease cost	$56	$55

Total rental expense, charged to operations related to operating leases under the previous lease standard, was $191,000 in 2018.

Other information:

As of December 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$49	$46
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$14	$—
Weighted average remaining lease term – operating leases (years)	2.5	3.3
Weighted average discount rate – operating leases	3.48%	3.68%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Lease Commitments:

Maturity of lease liabilities - Operating Leases:

As of December 31,	2020	2019
(in thousands)
2020	$—	$52
2021	55	52
2022	55	52
2023	13	10
2024	3	—
2025	1	—
Total lease payments	127	166
Less: Amounts representing interest	(5)	(9)
Present value of lease liabilities	$122	$157

In the second quarter of 2019, the company entered into an operating lease as the lessor for certain real estate leased to a third party under an operating lease with an initial term of 36 months. The lease requires fixed monthly payments and does not contain clauses for future rent escalations or renewal options. There are no terms and conditions under which the lessee has the option to purchase this asset. As of December 31, 2020, projected future lease income on this lease totaled $294,375 scheduled to be received as follows: 2021 - $235,500 and 2022 - $58,875. During the year ended December 31, 2020, the company recorded rental income of $236,000 that is classified as part of selling, general and administrative expenses on the consolidated statements of operations.

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

As of the end of the period covered by this report, December 31, 2020 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 29 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2020 and issued a report thereon which is included on page 30 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the Marine Products Proxy Statement for its 2021 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 18 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2021 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2021 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the Marine Products Proxy Statement for its 2021 Annual Meeting of Stockholders in the sections titled “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2020.

(C)
Number of Securities
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Securities To	Weighted Average	Equity Compensation
	Be Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by security holders	—	$—	1,569,700	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,569,700

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 11: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2021 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2021 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accountants” in the Marine Products Proxy Statement for its 2021 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 99 to the Form 8-K filed on February 2, 2021).
4.1	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
4.2	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.2 to the Form 10-K filed on February 28, 2020).
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

21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit
Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	February 26, 2021
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Vice President, Chief Financial Officer and Corporate Secretary	February 26, 2021
Ben M. Palmer	(Principal Financial and Accounting Officer)

The Directors of Marine Products Corporation (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

Gary W. Rollins, Director	Timothy C. Rollins, Director
Susan R. Bell, Director	Pamela R. Rollins, Director
Harry J. Cynkus, Director	Jerry W. Nix, Director
Patrick J. Gunning, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 26, 2021

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2020, 2019 and 2018
	Balance at	Charged to	Net	Balance
	Beginning	Costs and	(Write-Offs)/	at End of
Description	of Period	Expenses	Recoveries	Period
Year ended December 31, 2020
Credit loss allowance for accounts receivable	$20	$8	$(12)	$16
Deferred tax asset valuation allowance	$1,818	$—	$—	$1,818
Year ended December 31, 2019
Credit loss allowance for accounts receivable	$25	$14	$(19)	$20
Deferred tax asset valuation allowance	$2,794	$—	$(976)	$1,818
Year ended December 31, 2018
Credit loss allowance for accounts receivable	$25	$—	$—	$25
Deferred tax asset valuation allowance	$5,447	$—	$(2,653)	$2,794