Form 10-Q
period 2021-03-31
MARINE PRODUCTS CORP
filed 2021-04-30
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, Marine Products Corporation had 33,993,885 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(In thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS		(Note 1)
Cash and cash equivalents	$35,016	$31,573
Accounts receivable, net of allowance for doubtful accounts of $12 in 2021 and $16 in 2020	7,727	4,706
Inventories	45,929	42,310
Income taxes receivable	551	—
Prepaid expenses and other current assets	2,161	1,947
Total current assets	91,384	80,536
Property, plant and equipment, net of accumulated depreciation of $30,514 in 2021 and $30,066 in 2020	14,727	14,938
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	3,917	4,075
Other assets	16,364	16,100
Total assets	$130,165	$119,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$10,847	$6,079
Accrued expenses and other liabilities	16,583	15,583
Total current liabilities	27,430	21,662
Pension liabilities	13,209	12,524
Other long-term liabilities	791	717
Total liabilities	41,430	34,903
Common stock	3,399	3,387
Capital in excess of par value	—	—
Retained earnings	87,269	83,079
Accumulated other comprehensive loss	(1,933)	(1,947)
Total stockholders' equity	88,735	84,519
Total liabilities and stockholders' equity	$130,165	$119,422

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Net sales	$78,375	$59,119
Cost of goods sold	59,913	47,012
Gross profit	18,462	12,107
Selling, general and administrative expenses	8,437	7,253
Operating income	10,025	4,854
Interest income	8	61
Income before income taxes	10,033	4,915
Income tax provision	1,936	707
Net income	$8,097	$4,208
Earnings per share
Basic	$0.24	$0.12
Diluted	$0.24	$0.12
Dividends paid per share	$0.10	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Net income	$8,097	$4,208
Other comprehensive income, net of taxes:
Pension adjustment	14	119
Comprehensive income	$8,111	$4,327

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2020	33,869	$3,387	$—	$83,079	$(1,947)	$84,519
Stock issued for stock incentive plans, net	189	18	535	—	—	553
Stock purchased and retired	(64)	(6)	(535)	(509)	—	(1,050)
Net income	—	—	—	8,097	—	8,097
Pension adjustment, net of taxes	—	—	—	—	14	14
Dividends paid	—	—	—	(3,398)	—	(3,398)
Balance, March 31, 2021	33,994	$3,399	$—	$87,269	$(1,933)	$88,735

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$8,097	$4,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	447	536
Stock-based compensation expense	553	576
Deferred income tax provision	154	528
(Increase) decrease in assets:
Accounts receivable	(3,021)	(2,563)
Inventories	(3,620)	(4,393)
Prepaid expenses and other current assets	(214)	614
Income taxes receivable	(551)	174
Other non-current assets	(232)	1,087
Increase (decrease) in liabilities:
Accounts payable	4,768	5,917
Accrued expenses and other liabilities	999	553
Other long-term liabilities	747	(1,183)
Net cash provided by operating activities	8,127	6,054
INVESTING ACTIVITIES
Capital expenditures	(236)	(665)
Net cash used for investing activities	(236)	(665)
FINANCING ACTIVITIES
Payment of dividends	(3,398)	(4,074)
Cash paid for common stock purchased and retired	(1,050)	(1,055)
Net cash used for financing activities	(4,448)	(5,129)
Net increase in cash and cash equivalents	3,443	260
Cash and cash equivalents at beginning of period	31,573	19,804
Cash and cash equivalents at end of period	$35,016	$20,064

Supplemental information:
Income tax payments, net	$2,534	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products,” the “Company” or “MPC”) on Form 10-K for the year ended December 31, 2020.

A group that includes the Company’s Chairman of the Board, Gary W. Rollins, and certain companies under his control, controls in excess of fifty percent of the Company’s voting power.

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Standards:

Accounting Standards Update (ASU) No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The Company adopted these provisions in the first quarter of 2021 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

ASU No. 2020-04 — Reference Rate Reform (Topic 848). The amendments in this ASU, provides optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or other reference rate that is expected to be discontinued due to reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will adopt these provisions when LIBOR is discontinued and does not expect adoption to have a material impact on its consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

.3.    NET SALES

Accounting Policy:

MPC’s contract revenues are generated principally from selling: (1) fiberglass motorized boats and accessories and (2) parts to independent dealers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occur with the transfer of title of our boats and accessories and parts to our dealers. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties (see Note 6). Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold.

Nature of goods:

MPC’s performance obligations within its contracts consist of: (1) boats and accessories and (2) parts. The Company transfers control and recognizes revenue on the satisfaction of its performance obligations (point in time) as follows:

●	Boats and accessories (domestic sales) – upon delivery and acceptance by the dealer
●	Boats and accessories (international sales) – upon delivery to shipping port
●	Parts – upon shipment/delivery to carrier

Payment terms:

For most domestic customers, MPC manufactures and delivers boats and accessories and parts ahead of payment - i.e., MPC has fulfilled its performance obligations prior to submitting an invoice to the dealer. MPC invoices the customer when the products are delivered and typically receives the payment within seven to ten business days after invoicing. For some domestic customers and all international customers, MPC requires payment prior to transferring control of the goods. These amounts are classified as deferred revenue and recognized when control has transferred, which generally occurs within three months of receiving the payment.

When the Company enters into contracts with its customers, it generally expects there to be no significant timing difference between the date the goods have been delivered to the customer (satisfaction of the performance obligation) and the date cash consideration is received. Accordingly, there is no financing component to the Company’s arrangements with its customers.

Significant judgments:

Determining the transaction price

The transaction price for MPC’s boats and accessories is the invoice price adjusted for dealer incentives. Key inputs and assumptions in determining variable consideration related to dealer incentives include:

●	Inputs: Current model year boat sales, total potential program incentive percentage, prior model year results of dealer incentive activity (i.e., incentive earned as a percentage of total incentive potential).
●	Assumption: Current model year incentive activity will closely reflect prior model year actual results, adjusted as necessary for dealer purchasing trends or economic factors.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Boats and accessories	$77,259	$58,222
Parts	1,116	897
Net sales	$78,375	$59,119

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Domestic	$74,364	$55,732
International	4,011	3,387
Net sales	$78,375	$59,119

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Products transferred at a point in time	$78,375	$59,119
Products transferred over time	—	—
Net sales	$78,375	$59,119

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

	March 31,	December 31,
(in thousands)	2021	2020
Deferred revenue	$1,405	$1,245

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

	Three months ended
	March 31,
(In thousands)	2021	2020
Net income available for stockholders:	$8,097	$4,208
Less: Adjustments for earnings attributable to participating securities	(158)	(93)
Net income used in calculating earnings per share	$7,939	$4,115

Weighted average shares outstanding (including participating securities)	33,958	33,940
Adjustment for participating securities	(671)	(775)
Shares used in calculating basic and diluted earnings per share	33,287	33,165

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2021, there were approximately 1,379,950 shares available for grant.

Stock-based compensation for the three months ended March 31, 2021 and 2020 were as follows:

Restricted Stock

	Three months ended March 31,
(in thousands)	2021	2020
Pre – tax cost	$553	$576
After tax cost	$431	$449

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2021:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2020	678,220	$12.89
Granted	189,750	16.55
Vested	(194,400)	10.26
Non-vested shares at March 31, 2021	673,570	$14.68

The total fair value of shares vested was approximately $3,168,000 during the three months ended March 31, 2021 and approximately $3,234,000 during the three months ended March 31, 2020.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of March 31, 2021, total unrecognized compensation cost related to non-vested restricted shares was approximately $9,557,000. This cost is expected to be recognized over a weighted-average period of 4.0 years.

For the three months ended March 31, 2021, approximately $285,000 of excess tax benefit for stock-based compensation awards has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $287,000 for the three months ended March 31, 2020.

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

An analysis of the warranty accruals for the three months ended March 31, 2021 and 2020 is as follows:

(in thousands)	2021	2020
Balance at beginning of period	$5,030	$5,410
Less: Payments made during the period	(923)	(767)
Add: Warranty provision for the period	922	721
Changes to warranty provision for prior periods	124	50
Balance at March 31	$5,153	$5,414

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases under the contractual agreements during the three months ended March 31, 2021 and March 31, 2020.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

repurchases during the prior 12 month period, which was a net $7.0 million as of March 31, 2021. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $2.6 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $9.6 million as of March 31, 2021.

7.    BUSINESS SEGMENT INFORMATION

The Company has one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.    INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Raw materials and supplies	$22,651	$21,754
Work in process	12,349	11,378
Finished goods	10,929	9,178
Total inventories	$45,929	$42,310

9.  INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items including tax credits and changes to prior year estimates. The estimated tax rate is adjusted, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

Income tax provision for the first quarter of 2021 reflects an effective tax rate of 19.3 percent, compared to an effective rate of 14.4 percent for the comparable period in the prior year. The increase in the effective rate is primarily due to higher pre-tax income for the three months ended March 31, 2021, together with lower beneficial permanent items as well as an unfavorable adjustment related to state tax liabilities, recorded as a discrete item. The effective rate in both periods includes the effect of beneficial discrete adjustments related to vesting of restricted stock and restricted stock dividends.

10.  EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The following represents the net periodic cost (benefit) and related components for the plan for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
(in thousands)	2021	2020
Interest cost	$37	$58
Expected return on plan assets	(72)	(73)
Amortization of net losses	18	24
Net periodic cost (benefit)	$(17)	$9

The Company did not contribute to this plan during the three months ended March 31, 2021 and March 31, 2020.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2020, RPC amended the Retirement Income Plan to add a limited lump-sum payment window for vested terminated participants who had terminated employment before July 1, 2020 and for active employees who reached age 59 ½ by December 1, 2020, with a vested balance. The participants could elect to receive their vested balance immediately as a lump-sum or by initiating monthly annuity payments. The lump-sum payment window offering ended during the fourth quarter of 2020 and plan assets were used to fund participant elections. The resulting non-cash settlement charges represented the accelerated recognition of actuarial losses reflected in accumulated other comprehensive income (AOCI). During the fourth quarter of 2020, a settlement loss of $0.6 million associated with the acceptance of these lump-sum payments was recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling approximately $10,851,000 as of March 31, 2021 and $10,622,000 as of December 31, 2020. Trading gains related to the SERP assets totaled approximately $63,000 during the three months ended March 31, 2021, compared to trading losses of approximately $1,078,000 during the three months ended March 31, 2020. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of approximately $13,209,000 as of March 31, 2021 and $12,524,000 as of December 31, 2020. The SERP liabilities are reported on the consolidated balance sheets in long-term pension liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $163,000 during the three months ended March 31, 2021, compared to unrealized losses of approximately $1,427,000 during the three months ended March 31, 2020.

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

Trading securities are comprised of SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company or investment company. Trading securities were $10,851,000 as of March 31, 2021 and $10,622,000 as of December 31, 2020. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the three months ended March 31, 2021 there were no significant transfers in or out of levels 1, 2 or 3.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	Pension
(in thousands)	Adjustment	Total
Balance at December 31, 2020	$(1,947)	$(1,947)
Change during the period ended March 31, 2021:
Before-tax amount	—	—
Tax provision	—	—
Reclassification adjustment, net of taxes
Amortization of net loss (1)	14	14
Total activity for the period	14	14
Balance at March 31, 2021	$(1,933)	$(1,933)
(1)	Reported as part of selling, general and administrative expenses.

Accumulated other comprehensive loss consists of the following:

	Pension
(in thousands)	Adjustment	Total
Balance at December 31, 2019	$(2,748)	$(2,748)
Change during the period ended March 31, 2020:
Before-tax amount	128	128
Tax provision	(28)	(28)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	19	19
Total activity for the period	119	119
Balance at March 31, 2020	$(2,629)	$(2,629)
(1)	Reported as part of selling, general and administrative expenses.
(2)	Reported as part of interest income.

13.  SUBSEQUENT EVENT

On April 27, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable June 10, 2021 to common stockholders of record at the close of business May 10, 2021.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

Our net sales of $78.4 million were 32.6 percent higher during the first quarter of 2021 compared to the first quarter of 2020 primarily due to a 17.9 percent increase in number of units sold as well as an increase in average selling price per boat. Unit sales increased in all our major product categories during the first quarter of 2021 in comparison to the same period of the prior year. Average selling price per boat during the first quarter of 2021 increased by 15.5 percent due to a favorable model mix which included more of our larger boats.

Operating income of $10.0 million increased 106.5 percent during the first quarter of 2021 compared to the same period in the prior year primarily due to higher net sales. Selling, general and administrative expenses increased 16.3 percent during the first quarter of 2021 as compared to the same period in the prior year primarily due to costs that vary with sales and profitability, such as incentive compensation, commissions and warranty expense, partially offset by marketing cost savings during the first quarter of 2021. Dealer inventory in units as of March 31, 2021 was significantly lower than at the first quarter of 2020 due to strong consumer demand, but higher than at the end of the fourth quarter of 2020.

OUTLOOK

The discussion of the outlook for 2021 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Preliminary industry data indicate that retail boat sales in 2020 exceeded boat sales generated during the previous cyclical peak in 2007. Fluctuations in fuel prices can impact our industry, and although they declined in 2020, they increased significantly during the first quarter of 2021 and may impact consumers’ boat purchasing decisions. In general, the overall cost of boat ownership has increased over the last several years, especially in the sterndrive recreational boat market segment, which comprised approximately 37 percent of the Company’s unit sales during the three months ended March 31, 2021. The higher cost of boat ownership can discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. As in past years, Marine Products enhanced its selection of models for the 2021 model year which began on July 1, 2020 by broadening the size range of its product offerings and adding several new models. In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. During the 2021 model year, however, most winter boat shows were cancelled due to the COVID-19 pandemic. As a result of these cancellations, the Company and its dealers have replaced their physical boat show presences with virtual marketing efforts. The Company believes that these efforts are effective and competitive with our peers. For the new model year, we continue to emphasize our larger Robalo center console models. In addition, we have introduced two larger Chaparral SSX and Surf Series models for the 2021 model year. We believe that these boat models appeal to our customer base and dealer network. We plan to continue to develop and produce additional new products for subsequent model years.

Due to strong demand across the recreational sector, key materials and components are in tight supply. These supply chain disruptions will impact our production and sales growth in the second quarter.

Our financial results will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain disruptions which may impact our manufacturing operations, the health of American consumers and economic recovery from the pandemic, potential changes in consumer behavior as society recovers from the pandemic, interest rates, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020
Total number of boats sold	1,158	982
Average gross selling price per boat (in thousands)	$59.6	$51.6
Net sales (in thousands)	$78,375	$59,119
Percentage of cost of goods sold to net sales	76.4%	79.5%
Gross profit margin percent	23.6%	20.5%
Percentage of selling, general and administrative expenses to net sales	10.8%	12.3%
Operating income (in thousands)	$10,025	$4,854
Warranty expense (in thousands)	$1,046	$771

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

Net sales for the three months ended March 31, 2021 increased $19.3 million or 32.6 percent compared to the same period in 2020. The change in net sales during the quarter compared to the prior year was due primarily to a 17.9 percent increase in the number of units sold as well as a 15.5 percent increase in the average gross selling price per boat. Unit sales increased in all our major product categories during the first quarter of 2021 compared to the prior year. Average selling price per boat during the first quarter of 2021 compared to the first quarter of 2020 increased due to a favorable model mix which included more of our larger boats. Domestic net sales increased 33.4 percent to $74.4 million and international sales increased 18.4 percent to $4.0 million compared to the first quarter of the prior year. In the first quarter of 2021, net sales outside of the United States accounted for 5.1 percent of net sales compared to 5.7 percent of net sales in the first quarter of 2020. International sales remain low due in part to continued tariffs imposed on boat imports into Mexico and the European Union.

Cost of goods sold for the three months ended March 31, 2021 was $59.9 million compared to $47.0 million for the comparable period in 2020, an increase of $12.9 million or 27.4 percent. Cost of goods sold as a percentage of net sales decreased to 76.4 percent of net sales for the three months ended March 31, 2021 from 79.5 percent for the comparable period in 2020, primarily due to manufacturing efficiencies resulting from higher production and a favorable model mix consisting of larger boats.

Selling, general and administrative expenses for the three months ended March 31, 2021 were $8.4 million compared to $7.3 million for the comparable period in 2020, an increase of $1.1 million or 16.3 percent. This increase was primarily due to costs that vary with sales and profitability, such as incentive compensation, commissions, and warranty expense, partially offset by marketing cost savings during the first quarter of 2021. Selling, general and administrative expenses as a percentage of net sales were 10.8 percent in the first quarter of 2021 compared to 12.3 percent in the first quarter of 2020.

Operating income for the three months ended March 31, 2021 increased $5.2 million or 106.5 percent compared to the same period in 2020 primarily due to higher net sales and gross profit, partially offset by an increase in selling, general and administrative expenses.

Interest income for the three months ended March 31, 2021 decreased $53 thousand or 86.9 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds. The decrease was primarily due to a lower percentage yield partially offset by a higher average balance of cash and cash equivalents.

Income tax provision for the first quarter of 2021 reflects an effective tax rate of 19.3 percent compared to an effective tax rate of 14.4 percent for the comparable period in the prior year. The effective tax rates in 2021 and 2020 include the effect of beneficial permanent differences as well as discrete adjustments related to vesting of restricted stock and restricted stock dividends. The increase in the 2021 effective tax rate is primarily due to a higher pre-tax income for the quarter and an unfavorable discrete adjustment related to state tax liabilities in the first quarter of 2021 compared to the same period of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2021 were $35.0 million compared to $31.6 million at December 31, 2020.

The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$8,127	$6,054
Net cash used for investing activities	(236)	(665)
Net cash used for financing activities	$(4,448)	$(5,129)

Cash provided by operating activities for the three months ended March 31, 2021 increased $2.1 million compared to the same period in 2020. This increase is primarily due to an increase in net income partially offset by an unfavorable change in working capital.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The major components of the net unfavorable change in working capital for the three months ended March 31, 2021 were as follows: an unfavorable change of $3.0 million in accounts receivable due to higher revenues and the timing of receipts in comparison to the prior year; an unfavorable change of $0.6 million in income taxes receivable due to the timing of estimated tax payments; an unfavorable change of $3.6 million in inventories primarily due to the timing of shipments of finished boats and receipts of raw materials and key components; partially offset by a $4.8 million favorable change in accounts payable due to increased production; and a favorable change of $1.0 million in other accrued expenses.

Cash used for investing activities for the three months ended March 31, 2021 was $0.2 million compared to $0.7 million for the same period in 2020. The favorable change in cash used for investing activities is primarily due to a decrease in capital expenditures during the three months ended March 31, 2021 in comparison to the same period of the prior year.

Cash used for financing activities for the three months ended March 31, 2021 decreased $0.7 million compared to the three months ended March 31, 2020 primarily due to lower dividends paid to common shareholders compared to the three months ended March 31, 2020.

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

Cash Requirements

The Company currently expects that capital expenditures in 2021 will be approximately $2.7 million, of which $0.2 million has been spent through March 31, 2021.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not contribute to this plan during the first quarter of 2021 and does not expect to make any contributions for the remainder of 2021.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of March 31, 2021, there are 1,570,428 shares that remain available for repurchase under the current authorization. There were no shares repurchased under this program during the first quarter of 2021.

On April 27, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable June 10, 2021 to common stockholders of record at the close of business May 10, 2021. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the three months ended March 31, 2021 and March 31, 2020.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a net $7.0 million as of March 31, 2021. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.6 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $9.6 million as of March 31, 2021.

RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $219 thousand for the three months ended March 31, 2021 and approximately $217 thousand for the three months ended March 31, 2020.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes in the critical accounting policies since year-end.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our belief that retail demand for new recreational boating during 2021 will be higher than in 2020; our belief that recreational boating appeal to U.S. consumers continues to grow; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our belief that our Chaparral SSX and Surf Series models will appeal to our customer base and dealer network; our plans to continue to develop additional new products for subsequent model years, our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations about capital expenditures in 2021; our expectation about contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2021; our expectation to continue to pay cash dividends; statements regarding the potential fluctuations in costs of raw materials and their effect on the costs of manufacturing our products; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material adverse effect on the financial position or results of operations of Marine Products.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the impact of the COVID-19 pandemic on the economy, our manufacturing operations and our supply chain; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and recent U.S. Government action concerning tariffs on goods; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, such as hydrocarbon feedstocks, copper, and steel, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership and prospective buyers may choose to forego or delay boat purchases; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020 and elsewhere in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marine Products holds no derivative financial instruments which could expose the Company to significant market risk. Marine Products maintains investments primarily in money market funds which are not subject to interest rate risk exposure. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

As of the end of the period covered by this report, March 31, 2021 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcome of such litigation will have a material effect on the financial position, results of operations or liquidity of Marine Products.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form-10-K for the year ended December 31, 2020, with the exception of the following risk factor.

Disruptions of our supply chain could have an adverse effect on our operating and financial results.

Disruption of our supply chain due to trade restrictions, delays caused by weather, natural disaster, pandemics (including COVID-19), product recalls, labor supply, financial and/or operational instability of key suppliers, or other reasons could impair our ability to distribute our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, it could materially and adversely impact our business, results of operations, financial condition and liquidity.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Shares repurchased by the Company and affiliated purchases in the first quarter of 2021 are as follows:

				Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid Per	Announced	Purchased Under
	(or Units)	Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs (1)
January 1, 2021 to January 31, 2021	64,489	$16.29	—	1,570,428
February 1, 2021 to February 28, 2021	—	—	—	1,570,428
March 1, 2021 to March 31, 2021	—	—	—	1,570,428
Totals	64,489	$16.29	—	1,570,428
(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. During the first quarter of 2021, there were no shares repurchased in the open market under this program and there are 1,570,428 shares that remain available for repurchase. The program does not have a predetermined expiration date.

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

3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed on February 2, 2021).

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

/s/ Richard A. Hubbell
Date: April 30, 2021	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: April 30, 2021	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)