Form 10-Q
period 2021-06-30
MARINE PRODUCTS CORP
filed 2021-07-30
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of July 23, 2021, Marine Products Corporation had 33,993,854 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(In thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS		(Note 1)
Cash and cash equivalents	$28,609	$31,573
Accounts receivable, net of allowance for doubtful accounts of $12 in 2021 and $16 in 2020	7,941	4,706
Inventories	57,109	42,310
Income taxes receivable	303	—
Prepaid expenses and other current assets	2,455	1,947
Total current assets	96,417	80,536
Property, plant and equipment, net of accumulated depreciation of $30,963 in 2021 and $30,066 in 2020	14,582	14,938
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	4,192	4,075
Other assets	17,293	16,100
Total assets	$136,257	$119,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,796	$6,079
Accrued expenses and other liabilities	17,268	15,583
Total current liabilities	30,064	21,662
Pension liabilities	14,443	12,524
Other long-term liabilities	714	717
Total liabilities	45,221	34,903
Common stock	3,399	3,387
Capital in excess of par value	—	—
Retained earnings	89,556	83,079
Accumulated other comprehensive loss	(1,919)	(1,947)
Total stockholders’ equity	91,036	84,519
Total liabilities and stockholders’ equity	$136,257	$119,422

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$67,259	$40,818	$145,634	$99,937
Cost of goods sold	52,651	32,987	112,564	79,999
Gross profit	14,608	7,831	33,070	19,938
Selling, general and administrative expenses	7,245	5,757	15,682	13,010
Operating income	7,363	2,074	17,388	6,928
Interest income	10	15	18	76
Income before income taxes	7,373	2,089	17,406	7,004
Income tax provision	1,579	382	3,515	1,089
Net income	$5,794	$1,707	$13,891	$5,915
Earnings per share
Basic	$0.17	$0.05	$0.41	$0.17
Diluted	$0.17	$0.05	$0.41	$0.17
Dividends paid per share	$0.12	$0.08	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$5,794	$1,707	$13,891	$5,915
Other comprehensive income, net of taxes:
Pension adjustment	14	19	28	138
Comprehensive income	$5,808	$1,726	$13,919	$6,053

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2020	33,869	$3,387	$—	$83,079	$(1,947)	$84,519
Stock issued for stock incentive plans, net	189	18	535	—	—	553
Stock purchased and retired	(64)	(6)	(535)	(509)	—	(1,050)
Net income	—	—	—	8,097	—	8,097
Pension adjustment, net of taxes	—	—	—	—	14	14
Dividends paid	—	—	—	(3,398)	—	(3,398)
Balance, March 31, 2021	33,994	$3,399	$—	$87,269	$(1,933)	$88,735
Stock issued for stock incentive plans, net	—	—	571	—	—	571
Stock purchased and retired	—	—	(571)	570	—	(1)
Net income	—	—	—	5,794	—	5,794
Pension adjustment, net of taxes	—	—	—	—	14	14
Dividends paid	—	—	—	(4,077)	—	(4,077)
Balance, June 30, 2021	33,994	$3,399	$—	$89,556	$(1,919)	$91,036

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$13,891	$5,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	897	1,073
Stock-based compensation expense	1,124	1,157
Deferred income tax (benefit) provision	(125)	142
(Increase) decrease in assets:
Accounts receivable	(3,235)	(2,961)
Inventories	(14,799)	(1,637)
Prepaid expenses and other current assets	(508)	414
Income taxes receivable	(303)	753
Other non-current assets	(1,143)	79
Increase (decrease) in liabilities:
Accounts payable	6,717	4,824
Accrued expenses and other liabilities	1,683	1,355
Other long-term liabilities	1,904	581
Net cash provided by operating activities	6,103	11,695
INVESTING ACTIVITIES
Capital expenditures	(541)	(1,031)
Net cash used for investing activities	(541)	(1,031)
FINANCING ACTIVITIES
Payment of dividends	(7,475)	(6,770)
Cash paid for common stock purchased and retired	(1,051)	(1,084)
Net cash used for financing activities	(8,526)	(7,854)
Net (decrease) increase in cash and cash equivalents	(2,964)	2,810
Cash and cash equivalents at beginning of period	31,573	19,804
Cash and cash equivalents at end of period	$28,609	$22,614

Supplemental information:
Income tax payments, net	$4,179	$228

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Boats and accessories	$65,810	$39,652	$143,069	$97,874
Parts	1,449	1,166	2,565	2,063
Net sales	$67,259	$40,818	$145,634	$99,937

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Domestic	$63,796	$38,818	$138,160	$94,551
International	3,463	2,000	7,474	5,386
Net sales	$67,259	$40,818	$145,634	$99,937

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Products transferred at a point in time	$67,259	$40,818	$145,634	$99,937
Products transferred over time	—	—	—	—
Net sales	$67,259	$40,818	$145,634	$99,937

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

	June 30,	December 31,
(in thousands)	2021	2020
Deferred revenue	$3,133	$1,245

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net income available for stockholders:	$5,794	$1,707	$13,891	$5,915
Less: Adjustments for earnings attributable to participating securities	(112)	(58)	(270)	(148)
Net income used in calculating earnings per share	$5,682	$1,649	$13,621	$5,767

Weighted average shares outstanding (including participating securities)	33,994	33,970	33,976	33,955
Adjustment for participating securities	(673)	(759)	(672)	(767)
Shares used in calculating basic and diluted earnings per share	33,321	33,211	33,304	33,188

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2021, there were approximately 1,379,950 shares available for grant.

Stock-based compensation for the three and six months ended June 30, 2021 and 2020 were as follows:

Restricted Stock

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Pre – tax cost	$571	$581	$1,124	$1,157
After tax cost	$446	$453	$877	$902

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2021:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2020	678,220	$12.89
Granted	189,750	16.55
Vested	(194,800)	10.25
Non-vested shares at June 30, 2021	673,170	$14.69

The total fair value of shares vested was approximately $3,174,000 during the six months ended June 30, 2021 and approximately $3,331,000 during the six months ended June 30, 2020.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of June 30, 2021, total unrecognized compensation cost related to non-vested restricted shares was approximately $8,986,000. This cost is expected to be recognized over a weighted-average period of 3.8 years.

For the six months ended June 30, 2021, approximately $304,000 of excess tax benefit for stock-based compensation awards was recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $302,000 for the six months ended June 30, 2020.

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

An analysis of the warranty accruals for the six months ended June 30, 2021 and 2020 is as follows:

(in thousands)	2021	2020
Balance at beginning of period	$5,030	$5,410
Less: Payments made during the period	(2,057)	(1,380)
Add: Warranty provision for the period	1,779	1,251
Changes to warranty provision for prior periods	179	62
Balance at June 30	$4,931	$5,343

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases under the contractual agreements during the six months ended June 30, 2021 and June 30, 2020.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a net $4.8 million as of June 30, 2021. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $1.9 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $6.7 million as of June 30, 2021.

7.    BUSINESS SEGMENT INFORMATION

The Company has one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.    INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Raw materials and supplies	$29,523	$21,754
Work in process	14,351	11,378
Finished goods	13,235	9,178
Total inventories	$57,109	$42,310

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

Income tax provision for the second quarter of 2021 reflects an effective tax rate of 21.4 percent, compared to an effective rate of 18.3 percent for the comparable period in the prior year. Income tax provision for the six months ended June 30, 2021 reflects an effective tax rate of 20.2 percent, compared to an effective rate of 15.5 percent for the comparable period in the prior year. The increase in effective rate is primarily due to higher pre-tax income for the three and six months ended June 30, 2021, as well as unfavorable adjustments related to state tax liabilities and the true up of the 2020 tax return, recorded as a discrete item. The effective rate in all periods includes the effect of beneficial discrete adjustments related to restricted stock and the related dividends.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The following represents the net periodic cost (benefit) and related components for the plan for the three and six months ended June 30, 2021 and 2020.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$37	$58	$74	$116
Expected return on plan assets	(72)	(73)	(144)	(146)
Amortization of net losses	18	24	36	48
Net periodic cost (benefit)	$(17)	$9	$(34)	$18

The Company did not contribute to this plan during the six months ended June 30, 2021 and June 30, 2020.

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

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling approximately $11,746,000 as of June 30, 2021 and $10,622,000 as of December 31, 2020. Trading gains related to the SERP assets totaled approximately $895,000 during the three months ended June 30, 2021, compared to trading gains of approximately $1,015,000 during the three months ended June 30, 2020. Trading gains related to the SERP assets totaled approximately $1,124,000 during the six months ended June 30, 2021, compared to trading losses of approximately $63,000 during the six months ended June 30, 2020. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

The SERP liabilities includes participant deferrals net of distributions and are stated at fair value of approximately $14,443,000 as of June 30, 2021 and $12,524,000 as of December 31, 2020. The SERP liabilities are reported on the consolidated balance sheets in long-term pension liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $934,000 during the three months ended June 30, 2021, compared to unrealized gains of approximately $1,452,000 during the three months ended June 30, 2020. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $1,097,000 during the six months ended June 30, 2021, compared to unrealized gains of approximately $25,000 during the six months ended June 30, 2020.

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

Trading securities are comprised of SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company or investment company. The trading securities were $11,746,000 as of June 30, 2021 and $10,622,000 as of December 31, 2020. Significant observable inputs, in addition to quoted market prices, are used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of pension adjustments as follows:

	Six months ended
	June 30,
(in thousands)	2021	2020
Balance at beginning of the period	$(1,947)	$(2,748)
Change during the period:
Before-tax amount	—	128
Tax provision	—	(28)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	28	38
Total activity for the period	28	138
Balance at end of the period	$(1,919)	$(2,610)
(1)	Reported as part of selling, general and administrative expenses.

13.  SUBSEQUENT EVENT

On July 27, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable September 10, 2021 to common stockholders of record at the close of business August 10, 2021.

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

Our net sales of $67.3 million were 64.8 percent higher during the second quarter of 2021 compared to the second quarter of 2020 primarily due to a 58.8 percent increase in number of units sold as well as an increase in average selling price per boat. Unit sales increased in all of our product categories during the second quarter of 2021 in comparison to the same period of the prior year due to continued high dealer and retail demand. In addition, Marine Products’ sales in the second quarter of 2020 were negatively impacted by the suspension of manufacturing operations for five weeks during the period due to concerns over the potential spread of COVID-19. Average selling price per boat during the second quarter of 2021 increased by 7.5 percent compared to the second quarter of 2020 due to a model mix that included relatively higher sales growth of our larger boats, such as our Chaparral OSX Sportboats, and lower sales of several of our smaller Chaparral SSi and Robalo models due to production mix priorities.

Cost of goods sold as a percentage of net sales decreased to 78.3 percent of net sales for the three months ended June 30, 2021 from 80.8 percent for the comparable period in 2020, primarily due to manufacturing efficiencies resulting from higher production and a favorable model mix during the second quarter of 2021 as compared to the prior year, partially offset by supply chain disruptions and higher materials costs as a percentage of net sales as compared to the prior year.

Operating income of $7.4 million increased 255.0 percent during the second quarter of 2021 compared to the same period in the prior year primarily due to higher net sales. However, we estimate that net sales and earnings during the second quarter of 2021 were negatively impacted by approximately 10 percent to 15 percent as a result of delayed shipments of substantially completed boats due to supply chain disruptions, and we believe that during the third quarter of 2021, all of these units will be completed and shipped to dealers, resulting in higher net sales and earnings than would otherwise be generated by current third quarter production levels. Selling, general and administrative expenses increased 25.8 percent during the second quarter of 2021 as compared to the same period in the prior year primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense during the second quarter of 2021. Dealer inventory in units as of June 30, 2021 was lower than at the end of the second quarter of 2020 and at the end of the first quarter of 2021 due to strong retail consumer demand.

OUTLOOK

The discussion of the outlook for 2021 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

We believe that retail demand for new recreational boats during 2021 will continue to be higher than demand in 2020 due to the impact on consumer preferences caused by the COVID-19 pandemic. The Company believes that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity which does not involve large groups of people. During 2020, many consumers chose recreational boating when they temporarily left urban areas to spend time in vacation homes or in smaller groups, often located near recreational bodies of water.

Industry data indicate that retail boat sales in 2020 exceeded boat sales generated during the previous cyclical peak in 2007. Fluctuations in fuel prices can impact our industry, and although they declined in 2020, they increased significantly during the first quarter of 2021 and may impact consumers’ boat purchasing decisions. In general, the overall cost of boat ownership has increased over the last several years, especially in the sterndrive recreational boat market segment, which comprised approximately 37 percent of the Company’s unit sales during the six months ended June 30, 2021. The higher cost of boat ownership can discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. Marine Products reduced the number of models it will produce for the 2022 model year, which began in the third quarter of 2021, in order to increase production efficiency. In addition, the Company is increasing the average size of the models that it will produce during the 2022 model year in response to evolving retail demand. In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. During the 2021 model year, however, most winter boat shows were cancelled due to the COVID-19 pandemic. As a result of these cancellations, the Company and its dealers replaced their physical boat show presences with virtual marketing efforts. The Company believes that these efforts were effective. While we believe that many 2022 winter boat shows will take place, we also intend to continue our virtual marketing efforts due to their success and cost-effectiveness. For the new model year, we continue to emphasize our larger Robalo center console models as well as larger Chaparral models which offer enhanced innovative features. We believe that these boat models appeal to our customer base and dealer network. We plan to continue to develop and produce additional new products for subsequent model years.

Due to strong demand across the recreational sector, key materials and components are in tight supply. These supply chain disruptions impacted our production and sales during the second quarter of 2021, and we believe that these disruptions will continue to impact our production and sales in the third and fourth quarters of 2021 but will begin to improve as suppliers adjust their operations.

Our financial results will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain disruptions which have impacted our manufacturing operations, the health of American consumers and economic recovery from the pandemic, potential changes in consumer behavior as society recovers from the pandemic, interest rates, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total number of boats sold	975	614	2,133	1,596
Average gross selling price per boat (in thousands)	$61.3	$57.0	$59.1	$53.7
Net sales (in thousands)	$67,259	$40,818	$145,634	$99,937
Percentage of cost of goods sold to net sales	78.3%	80.8%	77.3%	80.0%
Gross profit margin percent	21.7%	19.2%	22.7%	20.0%
Percentage of selling, general and administrative expenses to net sales	10.8%	14.1%	10.8%	13.0%
Operating income (in thousands)	$7,363	$2,074	$17,388	$6,928
Warranty expense (in thousands)	$911	$542	$1,958	$1,313

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

Net sales for the three months ended June 30, 2021 increased $26.4 million or 64.8 percent compared to the same period in 2020. The change in net sales during the quarter compared to the prior year was due primarily to a 58.8 percent increase in the number of units sold as well as a 7.5 percent increase in the average gross selling price per boat. Unit sales increased in all our major product categories during the second quarter of 2021 compared to the prior year due to continued high dealer and retail demand. In addition, Marine Products’ sales in the second quarter of 2020 were negatively impacted by the suspension of manufacturing operations for five weeks during the period due to concerns over the potential spread of COVID-19. Average selling price per boat during the second quarter of 2021 compared to the second quarter of 2020 increased due to a model mix that included relatively higher sales growth of our larger boats, such as our Chaparral OSX Sportboats, and lower sales of several of our smaller Chaparral SSi and Robalo models due to production mix priorities. Domestic net sales increased 64.4 percent to $63.8 million and international sales increased 73.2 percent to $3.5 million compared to the second quarter of the prior year. In the second quarter of 2021, net sales outside of the United States accounted for 5.1 percent of net sales compared to 4.9 percent of net sales in the second quarter of 2020. International sales remain low due in part to continued tariffs imposed on boat imports into Mexico and the European Union.

Cost of goods sold for the three months ended June 30, 2021 was $52.7 million compared to $33.0 million for the comparable period in 2020, an increase of $19.7 million or 59.6 percent. Cost of goods sold as a percentage of net sales decreased to 78.3 percent of net sales for the three months ended June 30, 2021 from 80.8 percent for the comparable period in 2020, primarily due to manufacturing efficiencies resulting from higher production and a favorable model mix during the second quarter of 2021 as compared to the prior year, partially offset by supply chain disruptions and higher materials costs as a percentage of net sales as compared to the prior year.

Selling, general and administrative expenses for the three months ended June 30, 2021 were $7.2 million compared to $5.8 million for the comparable period in 2020, an increase of $1.4 million or 25.8 percent. This increase was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense. Selling, general and administrative expenses as a percentage of net sales were 10.8 percent in the second quarter of 2021 compared to 14.1 percent in the second quarter of 2020. Although these expenses increased during the quarter as compared to the prior year, they decreased as a percentage of net sales due to leverage of higher sales over expenses that are relatively fixed during the short term.

Operating income for the three months ended June 30, 2021 increased $5.3 million or 255.0 percent compared to the same period in 2020 primarily due to higher net sales and gross profit, partially offset by an increase in selling, general and administrative expenses.

Interest income for the three months ended June 30, 2021 decreased $5 thousand or 33.3 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds. The decrease was primarily due to a lower percentage yield partially offset by a higher average balance of cash and cash equivalents.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Income tax provision for the second quarter of 2021 reflects an effective tax rate of 21.4 percent compared to 18.3 percent for the comparable period in the prior year. The effective tax rates in 2021 and 2020 include the effect of beneficial permanent differences including discrete adjustments related to vesting of restricted stock and the dividends on unvested shares. The increase in the 2021 effective tax rate is primarily due to a higher pre-tax income for the quarter and an unfavorable discrete adjustment related to the true up of the 2020 tax return in the second quarter of 2021 compared to the same period of 2020.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

Net sales for the six months ended June 30, 2021 increased $45.7 million or 45.7 percent compared to the same period in 2020. The change in net sales during the six months ended June 30, 2021 compared to the prior year was due primarily to a 33.6 percent increase in the number of units sold as well as a 10.1 percent increase in the average gross selling price per boat. Unit sales increased in all our major product categories during the six months ended June 30, 2021 compared to the prior year due to continued high dealer and retail demand. In addition, Marine Products’ sales in the six month ended June 30, 2020 were negatively impacted by the suspension of manufacturing operations for five weeks during the second quarter of 2020 due to concerns over the potential spread of COVID-19.

Average selling price per boat during the six months ended June 30, 2021 compared to the same period of 2020 increased due to a model mix that included relatively higher sales growth of our larger boats, such as our Chaparral OSX Sportboats, and lower sales of several of our smaller Chaparral SSi and Robalo models due to production mix priorities. Domestic net sales increased 46.1 percent to $138.2 million and international sales increased 38.7 percent to $7.4 million during the six months ended June 30, 2021 compared to the same period of the prior year. In the six months ended June 30, 2021, net sales outside of the United States accounted for 5.1 percent of net sales compared to 5.4 percent of net sales in the second quarter of 2020. International sales remain low due in part to continued tariffs imposed on boat imports into Mexico and the European Union.

Cost of goods sold for the six months ended June 30, 2021 was $112.6 million compared to $80.0 million for the comparable period in 2020, an increase of $32.6 million or 40.7 percent. Cost of goods sold as a percentage of net sales decreased to 77.3 percent of net sales for the six months ended June 30, 2021 from 80.0 percent for the comparable period in 2020, primarily due to manufacturing efficiencies resulting from higher production and a favorable model mix during the six months ended June 30, 2021 as compared to the prior year, partially offset by supply chain disruptions and higher materials costs as a percentage of net sales as compared to the prior year.

Selling, general and administrative expenses for the six months ended June 30, 2021 were $15.7 million compared to $13.0 million for the comparable period in 2020, an increase of $2.7 million or 20.5 percent. This increase was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense. Selling, general and administrative expenses as a percentage of net sales were 10.8 percent in the six months ended June 30, 2021 compared to 13.0 percent in the six months ended June 30, 2020. Although these expenses increased during the six months ended June 30, 2021 as compared to the same period of the prior year, they decreased as a percentage of net sales due to leverage of higher sales over expenses that are relatively fixed during the short term.

Operating income for the six months ended June 30, 2021 increased $10.5 million or 151.0 percent compared to the same period in 2020 primarily due to higher net sales and gross profit, partially offset by an increase in selling, general and administrative expenses.

Interest income for the six months ended June 30, 2021 decreased $58 thousand or 76.3 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds. The decrease was primarily due to a lower percentage yield partially offset by a higher average balance of cash and cash equivalents.

Income tax provision for the six months ended June 30, 2021 reflects an effective tax rate of 20.2 percent compared to 15.5 percent for the comparable period in the prior year. The effective tax rates in both periods include the effect of beneficial permanent differences including discrete adjustments related to vesting of restricted stock and the dividends on unvested shares. The increase in the effective tax rate for the first six months of 2021 is primarily due to a higher pre-tax income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2021 were $28.6 million compared to $31.6 million at December 31, 2020. The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$6,103	$11,695
Net cash used for investing activities	(541)	(1,031)
Net cash used for financing activities	$(8,526)	$(7,854)

Cash provided by operating activities for the six months ended June 30, 2021 decreased $5.6 million compared to the same period in 2020. This decrease is primarily due to an unfavorable change in working capital due to shipment delays due to supply chain disruptions partially offset by an increase in net income.

Cash provided by operating activities for the six months ended June 30, 2021 was $6.1 million. Net income of $13.9 million was offset by an unfavorable change in the primary components of our working capital (accounts receivable, inventories and accounts payable) of $11.3 million, mainly due to an increase in inventories, combined with increases of $1.7 million in other accrued expenses due to increased production and sales and other long-term liabilities of $1.9 million related to the supplemental retirement plan.

Cash used for investing activities for the six months ended June 30, 2021 was $0.5 million compared to $1.0 million for the same period in 2020. This favorable change is primarily due to a decrease in capital expenditures during the six months ended June 30, 2021 in comparison to the same period of the prior year.

Cash used for financing activities for the six months ended June 30, 2021 increased $0.7 million compared to the six months ended June 30, 2020 primarily due to higher dividends paid to common shareholders compared to the six months ended June 30, 2020.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, cash generated by operations and the Company’s ability to sell up to approximately $150 million in shares of its common stock under the Company’s shelf registration statement will provide sufficient capital to meet the Company’s requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash Requirements

The Company currently expects that capital expenditures in 2021 will be approximately $1.9 million, of which $0.5 million has been spent through June 30, 2021.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not contribute to this plan during the first six months of 2021 and does not expect to make any contributions for the remainder of 2021.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of June 30, 2021, there are 1,570,428 shares that remain available for repurchase under the current authorization. There were no shares repurchased under this program during the first six months of 2021.

On July 27, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable September 10, 2021 to common stockholders of record at the close of business August 10, 2021. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the six months ended June 30, 2021 and June 30, 2020.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a net $4.8 million as of June 30, 2021. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $1.9 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $6.7 million as of June 30, 2021.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $437 thousand for the six months ended June 30, 2021 and approximately $433 thousand for the six months ended June 30, 2020.

Marine Products and RPC own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $80 thousand for each of the six months ended June 30, 2021 and 2020.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During the third and fourth quarters of 2020 and the first two quarters of 2021, the prices of oil, copper and stainless steel increased as the global economy began to recover from the global economic slowdown caused by the COVID-19 pandemic. The Company also purchases components of which there are a limited number of suppliers, some of whom temporarily suspended their manufacturing operations due to the COVID-19 pandemic and are experiencing significant customer orders impacting their ability to provide needed supply quantities. It is possible that the cost of these components will increase as demand from recreational boat manufacturers increases. These higher component prices increase the costs of manufacturing the Company’s products. In response to historically high consumer demand as well as higher raw materials and components prices, the Company has increased the prices for its products during the 2022 model year. Marine Products believes that these price increases will not negatively impact demand and will allow the Company to maintain our profit margins.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. In the event that interest rates rise, or lending standards for consumer loans become more stringent, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat in the event that interest rates rise, or credit is not available to finance their boat purchases. The Company believes that inflation in the general economy is a risk, but that interest rates will remain low due to accommodative monetary policy.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our belief that retail demand for new recreational boating during 2021 will be higher than in 2020; our belief that recreational boating appeal to U.S. consumers continues to grow; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our belief that many 2022 winter boat shows will take place and our plans to continue our virtual marketing efforts; our belief that our larger Robalo and Chaparral models will appeal to our customer base and dealer network; our plans to continue to develop and produce additional new products for subsequent model years; our belief that supply chain disruptions will continue to impact our production and sales in the third and fourth quarters of 2021 but will begin to improve as suppliers adjust their operations; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations about capital expenditures in 2021; our expectation about contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2021; our expectation to continue to pay cash dividends; statements regarding the potential fluctuations in costs of raw materials and their effect on the costs of manufacturing our products and profit margins; our belief about the risks of inflation and increases in interest rates; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material adverse effect on the financial position or results of operations of Marine Products.

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

As of the end of the period covered by this report, June 30, 2021 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcome of such litigation will have a material effect on the financial position, results of operations of liquidity of Marine Products.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form-10-K for the year ended December 31, 2020, with the exception of the following risk factor:

Disruptions of our supply chain have had and are expected to continue to have an adverse effect on our operating and financial results.

Disruption of our supply chain due to trade restrictions, delays caused by weather, natural disaster, pandemics (including COVID-19), product recalls, labor supply, financial and/or operational instability of key suppliers, or other reasons, have impaired our ability to distribute our products and are expected to continue to do so. To the extent we are unable to mitigate the likelihood or potential impact of such events, these events could materially and adversely impact our business, results of operations financial condition and liquidity.

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

MARINE PRODUCTS CORPORATION

Date: July 30, 2021	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2021	/s/ Ben M. Palmer
Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)