Form 10-Q
period 2021-09-30
MARINE PRODUCTS CORP
filed 2021-10-29
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021, Marine Products Corporation had 33,992,054 shares of common stock outstanding.

Marine Products Corporation

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS		(Note 1)
Cash and cash equivalents	$9,630	$31,573
Accounts receivable, net of allowance for doubtful accounts of $12 in 2021 and $16 in 2020	10,229	4,706
Inventories	76,747	42,310
Income taxes receivable	482	—
Prepaid expenses and other current assets	2,494	1,947
Total current assets	99,582	80,536
Property, plant and equipment, net of accumulated depreciation of $31,408 in 2021 and $30,066 in 2020	14,313	14,938
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	4,430	4,075
Other assets	17,694	16,100
Total assets	$139,792	$119,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,168	$6,079
Accrued expenses and other liabilities	15,647	15,583
Total current liabilities	29,815	21,662
Pension liabilities	15,070	12,524
Other long-term liabilities	674	717
Total liabilities	45,559	34,903
Common stock	3,399	3,387
Capital in excess of par value	—	—
Retained earnings	92,739	83,079
Accumulated other comprehensive loss	(1,905)	(1,947)
Total stockholders’ equity	94,233	84,519
Total liabilities and stockholders’ equity	$139,792	$119,422

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$75,843	$68,778	$221,477	$168,715
Cost of goods sold	59,799	52,542	172,363	132,541
Gross profit	16,044	16,236	49,114	36,174
Selling, general and administrative expenses	7,701	7,886	23,383	20,896
Operating income	8,343	8,350	25,731	15,278
Interest income	4	10	22	86
Income before income taxes	8,347	8,360	25,753	15,364
Income tax provision	1,660	1,825	5,175	2,914
Net income	$6,687	$6,535	$20,578	$12,450
Earnings per share
Basic	$0.20	$0.19	$0.61	$0.37
Diluted	$0.20	$0.19	$0.61	$0.37
Dividends paid per share	$0.12	$0.08	$0.34	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$6,687	$6,535	$20,578	$12,450
Other comprehensive income, net of taxes:
Pension adjustment	14	19	42	157
Comprehensive income	$6,701	$6,554	$20,620	$12,607

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2020	33,869	$3,387	$—	$83,079	$(1,947)	$84,519
Stock issued for stock incentive plans, net	189	18	535	—	—	553
Stock purchased and retired	(64)	(6)	(535)	(509)	—	(1,050)
Net income	—	—	—	8,097	—	8,097
Pension adjustment, net of taxes	—	—	—	—	14	14
Dividends paid	—	—	—	(3,398)	—	(3,398)
Balance, March 31, 2021	33,994	3,399	—	87,269	(1,933)	88,735
Stock issued for stock incentive plans, net	—	—	571	—	—	571
Stock purchased and retired	—	—	(571)	570	—	(1)
Net income	—	—	—	5,794	—	5,794
Pension adjustment, net of taxes	—	—	—	—	14	14
Dividends paid	—	—	—	(4,077)	—	(4,077)
Balance, June 30, 2021	33,994	3,399	—	89,556	(1,919)	91,036
Stock issued for stock incentive plans, net	(1)	—	572	—	—	572
Stock purchased and retired	—	—	(572)	572	—	—
Net income	—	—	—	6,687	—	6,687
Pension adjustment, net of taxes	—	—	—	—	14	14
Dividends paid	—	—	—	(4,076)	—	(4,076)
Balance, September 30, 2021	33,993	$3,399	$—	$92,739	$(1,905)	$94,233

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2019	33,870	$3,387	$—	$76,573	$(2,748)	$77,212
Stock issued for stock incentive plans, net	175	18	558	—	—	576
Stock purchased and retired	(73)	(8)	(558)	(489)	—	(1,055)
Net income	—	—	—	4,208	—	4,208
Pension adjustment, net of taxes	—	—	—	—	119	119
Dividends paid	—	—	—	(4,074)	—	(4,074)
Balance, March 31, 2020	33,972	3,397	—	76,218	(2,629)	76,986
Stock issued for stock incentive plans, net	—	—	581	—	—	581
Stock purchased and retired	(3)	—	(581)	552	—	(29)
Net income	—	—	—	1,707	—	1,707
Pension adjustment, net of taxes	—	—	—	—	19	19
Dividends paid	—	—	—	(2,696)	—	(2,696)
Balance, June 30, 2020	33,969	3,397	—	75,781	(2,610)	76,568
Stock issued for stock incentive plans, net	(2)	(1)	1,501	—	—	1,500
Stock purchased and retired	(98)	(9)	(1,501)	79	—	(1,431)
Net income	—	—	—	6,535	—	6,535
Pension adjustment, net of taxes	—	—	—	—	19	19
Dividends paid	—	—	—	(2,716)	—	(2,716)
Balance, September 30, 2020	33,869	$3,387	$—	$79,679	$(2,591)	$80,475

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$20,578	$12,450
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,345	1,509
Stock-based compensation expense	1,696	2,657
Gain on sale of assets	—	(30)
Deferred income tax benefit	(367)	(234)
(Increase) decrease in assets:
Accounts receivable	(5,523)	(1,910)
Inventories	(34,437)	(1,337)
Prepaid expenses and other current assets	(547)	173
Income taxes receivable	(482)	701
Other non-current assets	(1,526)	(788)
Increase (decrease) in liabilities:
Accounts payable	8,089	5,706
Income taxes payable	(316)	737
Accrued expenses and other liabilities	378	1,715
Other long-term liabilities	2,491	1,286
Net cash (used for) provided by operating activities	(8,621)	22,635
INVESTING ACTIVITIES
Capital expenditures	(720)	(1,458)
Proceed from sale of assets	—	34
Net cash used for investing activities	(720)	(1,424)
FINANCING ACTIVITIES
Payment of dividends	(11,551)	(9,486)
Cash paid for common stock purchased and retired	(1,051)	(2,515)
Net cash used for financing activities	(12,602)	(12,001)
Net (decrease) increase in cash and cash equivalents	(21,943)	9,210
Cash and cash equivalents at beginning of period	31,573	19,804
Cash and cash equivalents at end of period	$9,630	$29,014

Supplemental information:
Income tax payments, net	$6,253	$1,738

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Boats and accessories	$74,642	$67,127	$217,711	$165,001
Parts	1,201	1,651	3,766	3,714
Net sales	$75,843	$68,778	$221,477	$168,715

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Domestic	$72,445	$66,621	$210,605	$161,172
International	3,398	2,157	10,872	7,543
Net sales	$75,843	$68,778	$221,477	$168,715

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Products transferred at a point in time	$75,843	$68,778	$221,477	$168,715
Products transferred over time	—	—	—	—
Net sales	$75,843	$68,778	$221,477	$168,715

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

	September 30,	December 31,
(in thousands)	2021	2020
Deferred revenue	$1,779	$1,245

Substantially all of the amounts of deferred revenue disclosed above were or will be recognized as sales during the immediately following quarters, respectively, when control transferred.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Net income available for stockholders:	$6,687	$6,535	$20,578	$12,450
Less: Adjustments for earnings attributable to participating securities	(131)	(139)	(401)	(273)
Net income used in calculating earnings per share	$6,556	$6,396	$20,177	$12,177

Weighted average shares outstanding (including participating securities)	33,993	33,928	33,982	33,946
Adjustment for participating securities	(672)	(715)	(672)	(752)
Shares used in calculating basic and diluted earnings per share	33,321	33,213	33,310	33,194

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2021, there were approximately 1,381,750 shares available for grant.

Stock-based compensation for the three and nine months ended September 30, 2021 and 2020 were as follows:

Restricted Stock

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Pre – tax cost	$572	$1,500	$1,696	$2,657
After tax cost	$446	$1,170	$1,323	$2,072

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2021:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2020	678,220	$12.89
Granted	189,750	16.55
Vested	(194,800)	10.25
Forfeited	(1,800)	11.76
Non-vested shares at September 30, 2021	671,370	$14.69

The total fair value of shares vested was approximately $3,174,000 during the nine months ended September 30, 2021 and approximately $4,431,000 during the nine months ended September 30, 2020. The total fair value during the nine months ended September 30, 2020 includes $1,100,000 related to vesting upon death of the Company’s Chairman.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of September 30, 2021, total unrecognized compensation cost related to non-vested restricted shares was approximately $8,415,000. This cost is expected to be recognized over a weighted-average period of 3.6 years.

For the nine months ended September 30, 2021, approximately $323,000 of excess tax benefit for stock-based compensation awards was recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $345,000 for the nine months ended September 30, 2020.

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

An analysis of the warranty accruals for the nine months ended September 30, 2021 and 2020 is as follows:

(in thousands)	2021	2020
Balance at beginning of period	$5,030	$5,410
Less: Payments made during the period	(2,880)	(2,045)
Add: Warranty provision for the period	2,707	2,150
Changes to warranty provision for prior periods	207	62
Balance at September 30	$5,064	$5,577

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases under the contractual agreements during the nine months ended September 30, 2021 and September 30, 2020.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was approximately $4.5 million as of September 30, 2021. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $6.5 million as of September 30, 2021.

7.    BUSINESS SEGMENT INFORMATION

The Company has one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.    INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Raw materials and supplies	$43,335	$21,754
Work in process	16,871	11,378
Finished goods	16,541	9,178
Total inventories	$76,747	$42,310

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

Income tax provision for the third quarter of 2021 reflects an effective tax rate of 19.9 percent, compared to an effective rate of 21.8 percent for the comparable period in the prior year. Income tax provision for the nine months ended September 30, 2021 reflects an effective tax rate of 20.1 percent, compared to an effective rate of 19.0 percent for the comparable period in the prior year. The decrease in effective rate during the third quarter of 2021 is primarily due to favorable permanent adjustments compared to the same period of 2020. The effective rate in all periods includes the effect of beneficial discrete adjustments related to restricted stock and the related dividends.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The following represents the net periodic cost (benefit) and related components for the plan for the three and nine months ended September 30, 2021 and 2020.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$37	$58	$111	$116
Expected return on plan assets	(72)	(73)	(216)	(146)
Amortization of net losses	18	24	54	48
Net periodic cost (benefit)	$(17)	$9	$(51)	$18

The Company did not contribute to this plan during the nine months ended September 30, 2021 and September 30, 2020.

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

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling approximately $12,113,000 as of September 30, 2021 and $10,622,000 as of December 31, 2020. Trading gains related to the SERP assets totaled approximately $366,000 during the three months ended September 30, 2021, compared to approximately $326,000 during the three months ended September 30, 2020. Trading gains related to the SERP assets totaled approximately $1,491,000 during the nine months ended September 30, 2021, compared to approximately $263,000 during the nine months ended September 30, 2020. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of approximately $15,070,000 as of September 30, 2021 and $12,524,000 as of December 31, 2020. The SERP liabilities are reported on the consolidated balance sheets in long-term pension liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $381,000 during the three months ended September 30, 2021, compared to unrealized gains of approximately $458,000 during the three months ended September 30, 2020. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $1,478,000 during the nine months ended September 30, 2021, compared to approximately $483,000 during the nine months ended September 30, 2020.

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

Trading securities are comprised of SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company or investment company. The trading securities were $12,113,000 as of September 30, 2021 and $10,622,000 as of December 31, 2020. Significant observable inputs, in addition to quoted market prices, are used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of pension adjustments as follows:

	Nine months ended
	September 30,
(in thousands)	2021	2020
Balance at beginning of the period	$(1,947)	$(2,748)
Change during the period:
Before-tax amount	—	128
Tax provision	—	(28)
Reclassification adjustment, net of taxes
Amortization of net loss (1)	42	57
Total activity for the period	42	157
Balance at end of the period	$(1,905)	$(2,591)
(1)	Reported as part of selling, general and administrative expenses.

13.  SUBSEQUENT EVENT

On October 26, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable December 10, 2021 to common stockholders of record at the close of business November 10, 2021.

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

Our net sales of $75.8 million were 10.3 percent higher during the third quarter of 2021 compared to the third quarter of 2020 primarily due to a 5.3 percent increase in number of units sold as well as an increase in average selling price per boat. Unit sales increased in most of our product categories during the third quarter of 2021 in comparison to the same period of the prior year as we worked diligently to overcome significant supply chain difficulties and meet as much dealer and retail demand as possible. We generated the highest unit sales increase within our popular Chaparral SSi sterndrive sport boats. Average selling price per boat during the third quarter of 2021 increased by 3.7 percent compared to the third quarter of 2020 due to a favorable model mix, but this increase was less than it might have been because we honored prior model year pricing to our dealers and retail customers for the vast majority of our units shipped during the quarter. Net sales also improved during the quarter because of lower incentive costs due to higher demand, as well as the net impact of prior back ordered engines delivered to dealers during the third quarter of 2021.

Cost of goods sold as a percentage of net sales increased to 78.8 percent of net sales for the three months ended September 30, 2021 from 76.4 percent for the comparable period in 2020, primarily due to increased raw materials and component costs, as well as higher freight costs as compared to the prior year. Supply chain disruptions also impacted operations during the third quarter of 2021, which resulted in labor cost inefficiencies. In addition, we honored our 2021 model year pricing and delivery commitments, which extended through the third quarter of 2021. As a result, the vast majority of our third quarter shipments were of 2021 model year boats, which reflected lower pricing and generated lower profitability than our 2022 model year boats.

Operating income of $8.3 million during the third quarter of 2021 was comparable to $8.4 million during the same period in the prior year. Selling, general and administrative expenses decreased 2.3 percent during the third quarter of 2021 as compared to the same period in the prior year primarily due to changes in costs that vary with profitability, as well as lower advertising expenses. Dealer inventory in units as of September 30, 2021 was lower than at the end of the third quarter of 2020 due to strong retail consumer demand.

OUTLOOK

The discussion of the outlook for 2021 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

We believe that retail demand for new recreational boats during 2021 will continue to be higher than demand in 2020 due to the impact on consumer preferences caused by the COVID-19 pandemic. The Company believes that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity which does not involve large groups of people. Beginning in the second quarter of 2020, many consumers chose recreational boating when they temporarily left urban areas to spend time in vacation homes or in smaller groups, often located near recreational bodies of water.

Industry data indicate that retail boat sales in 2020 exceeded boat sales generated during the previous cyclical peak in 2007. Fluctuations in fuel prices can impact our industry, and although they declined in 2020, they increased significantly during the first, second and third quarters of 2021 and may impact consumers’ boat purchasing decisions. In general, the overall cost of boat ownership has increased over the last several years, especially in the sterndrive recreational boat market segment, which comprised approximately 38 percent of the Company’s unit sales during the nine months ended September 30, 2021. The higher cost of boat ownership can discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. Marine Products reduced the number of models in its portfolio of the 2022 model year, which began in the third quarter of 2021, in order to increase production efficiency. In addition, the Company expects to increase the average size of the models that it will produce during the 2022 model year in response to evolving retail demand and the changes to the model portfolio. In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. Currently we are not certain how many in-person winter boats shows will take place in the fourth quarter of 2021 and during the first months of 2022. We plan to attend shows that are conducted, and we are encouraging our dealers to attend as well. We plan to continue to develop and produce additional new products for subsequent model years.

Due to strong demand across the recreational sector, key materials and components are in tight supply. Supply chain disruptions impacted our production and sales during the second and third quarters of 2021, and we believe that these disruptions will continue to impact our production and sales in the fourth quarter of 2021. At the present time, we do not know when these problems will be resolved.

Our financial results will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain disruptions which have impacted our manufacturing operations, the health of American consumers and economic recovery from the pandemic, potential changes in consumer behavior as society recovers from the pandemic. Additional factors that could impact our results include interest rates, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total number of boats sold	1,099	1,044	3,232	2,640
Average gross selling price per boat (in thousands)	$59.1	$57.0	$59.4	$55.0
Net sales (in thousands)	$75,843	$68,778	$221,477	$168,715
Percentage of cost of goods sold to net sales	78.8%	76.4%	77.8%	78.6%
Gross profit margin percent	21.2%	23.6%	22.2%	21.4%
Percentage of selling, general and administrative expenses to net sales	10.2%	11.5%	10.6%	12.4%
Operating income (in thousands)	$8,343	$8,350	$25,731	$15,278
Warranty expense (in thousands)	$956	$899	$2,914	$2,212

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

Net sales for the three months ended September 30, 2021 increased $7.1 million or 10.3 percent compared to the same period in 2020. The change in net sales during the quarter compared to the prior year was due primarily to a 5.3 percent increase in the number of units sold as well as an increase in the average gross selling price per boat. Unit sales increased in most of our major product categories during the third quarter of 2021 compared to the prior year as we worked diligently to overcome significant supply chain difficulties and meet as much dealer and retail demand as possible. We generated the highest unit sales increase within our Chaparral SSi sterndrive sport boats. Average selling price per boat during the third quarter of 2021 increased by 3.7 percent compared to the third quarter of 2020 due to a favorable model mix, but this increase was less than it might have been because we honored prior model year pricing to our dealers and retail customers for the vast majority of our units shipped during the quarter. Net sales also improved during the quarter because of lower incentive costs due to higher demand, as well as the net impact of prior back ordered engines delivered to dealers during the third quarter of 2021. Domestic net sales increased 8.7 percent to $72.4 million and international sales increased 57.5 percent to $3.4 million compared to the third quarter of the prior year. In the third quarter of 2021, net sales outside of the United States accounted for 4.5 percent of net sales compared to 3.1 percent of net sales in the third quarter of 2020. International sales remain low due in part to continued tariffs imposed on boat imports into Mexico and the European Union.

Cost of goods sold for the three months ended September 30, 2021 was $59.8 million compared to $52.5 million for the comparable period in 2020, an increase of $7.3 million or 13.8 percent. Cost of goods sold as a percentage of net sales increased to 78.8 percent of net sales for the three months ended September 30, 2021 from 76.4 percent for the comparable period in 2020, due to increased raw materials and component costs, as well as higher freight costs as compared to the prior year. Supply chain disruptions also impacted operations during the third quarter of 2021, which resulted in labor cost inefficiencies. In addition, we honored our 2021 model year pricing and delivery commitments, which extended through the third quarter of 2021. As a result, the vast majority of our third quarter shipments were of 2021 model year boats, which reflected lower pricing and generated lower profitability than our 2022 model year boats.

Selling, general and administrative expenses for the three months ended September 30, 2021 were $7.7 million compared to $7.9 million for the comparable period in 2020, a decrease of $0.2 million or 2.3 percent. This decrease was primarily due to changes in costs that vary with profitability, as well as lower advertising expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 10.2 percent in the third quarter of 2021 from 11.5 percent in the third quarter of 2020 due to leverage of higher sales over expenses that are relatively fixed during the short term.

Operating income for the three months ended September 30, 2021 was $8.3 million compared to $8.4 million in the same period in 2020.

Interest income for the three months ended September 30, 2021 decreased $6 thousand or 60.0 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Income tax provision for the third quarter of 2021 reflects an effective tax rate of 19.9 percent compared to 21.8 percent for the comparable period in the prior year. The effective tax rates in 2021 and 2020 include the effect of beneficial permanent differences including discrete adjustments related to vesting of restricted stock and the dividends on unvested shares. The decrease in the 2021 effective tax rate is primarily due to a more favorable permanent adjustment in the third quarter of 2021 compared to the same period of 2020.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

Net sales for the nine months ended September 30, 2021 increased $52.8 million or 31.3 percent compared to the same period in 2020. The change in net sales during the nine months ended September 30, 2021 compared to the prior year was due primarily to a 22.4 percent increase in the number of units sold as well as an 8.0 percent increase in the average gross selling price per boat. Unit sales increased in most of our major product categories during the nine months ended September 30, 2021 compared to the prior year as we worked diligently to overcome significant supply chain difficulties and meet as much dealer and retail demand as possible. In addition, Marine Products’ sales in the nine months ended September 30, 2020 were negatively impacted by the suspension of manufacturing operations for five weeks during the second quarter of 2020 due to concerns over the potential spread of COVID-19.

Average selling price per boat during the nine months ended September 30, 2021 compared to the same period of 2020 increased due to a model mix that included higher sales growth of our larger boats, such as our Chaparral OSX Sportboats. Domestic net sales increased 30.7 percent to $210.6 million and international sales increased 44.1 percent to $10.9 million during the nine months ended September 30, 2021 compared to the same period of the prior year. In the nine months ended September 30, 2021, net sales outside of the United States accounted for 4.9 percent of net sales compared to 4.5 percent of net sales in the third quarter of 2020. International sales remain low due in part to continued tariffs imposed on boat imports into Mexico and the European Union.

Cost of goods sold for the nine months ended September 30, 2021 was $172.4 million compared to $132.5 million for the comparable period in 2020, an increase of $39.8 million or 30.0 percent. Cost of goods sold as a percentage of net sales decreased to 77.8 percent of net sales for the nine months ended September 30, 2021 from 78.6 percent for the comparable period in 2020, primarily due to manufacturing efficiencies resulting from higher production and a favorable model mix during the nine months ended September 30, 2021 as compared to the prior year, partially offset by supply chain disruptions during the second and third quarters of 2021 and higher materials costs as a percentage of net sales as compared to the prior year.

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $23.4 million compared to $20.9 million for the comparable period in 2020, an increase of $2.5 million or 11.9 percent. This increase was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense, partially offset by lower advertising expenses. Selling, general and administrative expenses as a percentage of net sales were 10.6 percent in the nine months ended September 30, 2021 compared to 12.4 percent in the nine months ended September 30, 2020. Although these expenses increased during the nine months ended September 30, 2021 as compared to the same period of the prior year, they decreased as a percentage of net sales due to leverage of higher sales over expenses that are relatively fixed during the short term.

Operating income for the nine months ended September 30, 2021 increased $10.5 million or 68.4 percent compared to the same period in 2020 primarily due to higher net sales and gross profit, partially offset by an increase in selling, general and administrative expenses.

Interest income for the nine months ended September 30, 2021 decreased $64 thousand or 74.4 percent compared to the prior year. Marine Products generates interest income primarily from investments in money market funds.

Income tax provision for the nine months ended September 30, 2021 reflects an effective tax rate of 20.1 percent compared to 19.0 percent for the comparable period in the prior year. The effective rates in both periods includes the effect of beneficial permanent differences including discrete adjustments related to restricted stock dividends. The increase in the 2021 effective tax rate is primarily due to a higher pre-tax income.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2021 were $9.6 million compared to $31.6 million at December 31, 2020. The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash (used for) provided by operating activities	$(8,621)	$22,635
Net cash used for investing activities	(720)	(1,424)
Net cash used for financing activities	$(12,602)	$(12,001)

Cash used for operating activities for the nine months ended September 30, 2021 of $8.6 million includes net income of $20.6 million offset by a net unfavorable change in the primary components of our working capital (accounts receivable, inventories and accounts payable) of $31.9 million, mainly due to increases in inventories, accounts receivable and accounts payable, partially offset by an increase of $2.5 million in other long-term liabilities related to the supplemental retirement plan.

Cash used for investing activities for the nine months ended September 30, 2021 was $0.7 million compared to $1.4 million for the same period in 2020. This favorable change is primarily due to a decrease in capital expenditures during the nine months ended September 30, 2021 in comparison to the same period of the prior year.

Cash used for financing activities for the nine months ended September 30, 2021 increased $0.6 million compared to the nine months ended September 30, 2020 primarily due to increased dividends per share paid to common shareholders, partially offset by a reduction in the cost of open market repurchases in the current period compared to the nine months ended September 30, 2020.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, cash generated by operations and the Company’s ability to sell up to approximately $150 million in shares of its common stock under the Company’s shelf registration statement will provide sufficient capital to meet the Company’s requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.The Company may obtain a revolving line of credit facility to increase its flexibility for managing its investment in its working capital.

Cash Requirements

The Company currently expects that capital expenditures in 2021 will be approximately $1.1 million, of which $0.7 million has been spent through September 30, 2021.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not contribute to this plan during the first nine months of 2021 and does not expect to make any contributions for the remainder of 2021.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of September 30, 2021, there are 1,570,428 shares that remain available for repurchase under the current authorization. There were no shares repurchased under this program during the first nine months of 2021.

On October 26, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable December 10, 2021 to common stockholders of record at the close of business November 10, 2021. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the nine months ended September 30, 2021 and September 30, 2020.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was approximately $4.5 million as of September 30, 2021. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.0 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $6.5 million as of September 30, 2021.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $670 thousand for the nine months ended September 30, 2021 and approximately $646 thousand for the nine months ended September 30, 2020.

Marine Products and RPC own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $120 thousand for the nine months ended September 30, 2021 and $80 thousand for the nine months ended September 30, 2020.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During the third and fourth quarters of 2020 and the first three quarters of 2021, the prices of oil, copper and stainless steel increased as the global economy began to recover from the global economic slowdown caused by the COVID-19 pandemic. The Company also purchases components of which there are a limited number of suppliers, some of whom temporarily suspended their manufacturing operations due to the COVID-19 pandemic and are experiencing significant customer orders impacting their ability to provide needed supply quantities. The costs of a number of these components have increased as demand from recreational boat manufacturers has increased and supply chains have remained constrained. These cost increases are exacerbated by higher transportation costs, which are included in the total cost of these components. These higher component prices increase the costs of manufacturing the Company’s products. In response to historically high consumer demand as well as higher raw materials and components prices, the Company has increased the prices for its products for the 2022 model year which began during the third quarter of 2021, and is evaluating the timing and amount of an additional product price increase early in 2022. Marine Products believes that these price increases will allow the Company to maintain or improve our profit margins. We also believe that these price increases will have no immediate impact on consumer demand, but if we are forced to institute continued price increases, the higher cost of our products may compel consumers to choose a smaller boat or forgo the purchase altogether.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our plans to continue to develop and produce additional new products for subsequent model years; our belief that supply chain disruptions will continue to impact our production and sales in the fourth quarter of 2021; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations about capital expenditures in 2021; our expectation about contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2021; our expectation to continue to pay cash dividends; statements regarding the potential fluctuations in costs of raw materials and their effect on the costs of manufacturing our products and profit margins; our belief that our price increase will allow us to maintain or improve our profit margins and have no material impact on consumer demand; our belief about the risks of inflation and increases in interest rates; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on the financial position, results of operations or liquidity of Marine Products.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the impact of the COVID-19 pandemic on the economy, our manufacturing operations and our supply chain; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and recent U.S. Government action concerning tariffs on goods; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, such as hydrocarbon feedstocks, copper, and steel, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership and prospective buyers may choose to forego or delay boat purchases; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020 and Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2021.

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

As of the end of the period covered by this report, September 30, 2021 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The Board of Directors of the Company adopted resolutions approving amendments to the Company’s Bylaws effective October 26, 2021, to further clarify the parameters for board meetings and the annual meeting of the stockholders and establish the size of the board of directors. The Amended and Restated Bylaws, as so amended, are filed herewith as an exhibit.

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

3.2	Amended and Restated By-laws of Marine Products Corporation effective October 26, 2021.

4	Restated Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

Date: October 29, 2021	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2021	/s/ Ben M. Palmer
Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)