Form 10-K
period 2021-12-31
MARINE PRODUCTS CORP
filed 2022-02-28
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Commission File No. 1-16263

MARINE PRODUCTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	58-2572419 (I.R.S. Employer Identification No.)

2801 BUFORD HIGHWAY NE, SUITE 300

ATLANTA, GEORGIA 30329

(404) 321-7910

(Address of principal executive offices and registrant’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2021, the last business day of the registrant’s most recent second fiscal quarter, was $141,635,984 based on the closing price on the New York Stock Exchange on June 30, 2021 of $15.44 per share.

Marine Products Corporation had 34,147,179 shares of common stock outstanding as of February 18, 2022.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Boats, LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statement regarding the Company’s belief that it will remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide; that Chaparral will continue to expand the range of its offerings through insightful, innovative product design and quality manufacturing processes to reach an increasingly discerning recreational boating market; there are several alternative suppliers of engines, resins and fiberglass that could provide adequate quality and quantities of these significant cost components at acceptable prices; the Company’s plans to continue purchasing sterndrive engines through the American Boatbuilders Association (“ABA”); the Company’s belief that its allocation of production among its dealers will continue during 2022 and its belief that it will be able to resell any boat for which an order has been cancelled; the Company’s belief that dealer inventories of its boat models are insufficient to meet the current level of retail customer demand; the Company’s plans to incorporate the bow design on other Chaparral models; the Company’s belief that its strong market share is primarily due to the success of its larger SSX models and the Surf Series; the Company’s belief that increases in the cost of certain components, international tariffs, operating costs, and the impact of environmental regulation have increased the cost of boats and boat ownership in recent years and that these trends may continue; the Company’s belief that it is well positioned to take advantage of industry conditions; the Company’s belief that its membership in the ABA positions itself as a significant third-party customer of major suppliers of sterndrive engines; the Company’s plans to continue seeking the most advantageous purchasing arrangements from its suppliers; the Company’s marketing strategy will enable the Company to expand its presence by building dedicated sales, marketing and distribution systems; the Company’s plans to increase selectively the quantity of its dealers to improve the quality and effectiveness of its dealer network; the Company’s plans to capitalize on its strong dealer network by educating its dealers on the sales and servicing of its products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales; the Company’s belief that the nationally advertised fixed retail pricing gives the consumer confidence that they are getting the best possible price resulting in higher customer satisfaction and encouraging consistent pricing across the Company’s dealer network; the Company’s belief that it is leading the way with marketing and branding that consistently presents a luxury-oriented message and integrates the customer into the boater’s entire experience; the Company’s plans to consider making strategic acquisitions; the Company’s belief that its corporate infrastructure, marketing and sales capabilities, financial strength and nationwide presence enables it to compete effectively against its competitors; the Company’s belief that its facilities comply in all material aspects with the regulations of the EPA and OSHA; the Company’s belief that it will not incur any material expenditures to comply with existing environmental or safety regulations; the Company’s belief that its health care program improves employee well-being by facilitating access to healthcare; the Company’s belief that, except for the Chaparral and Robalo trademarks, it is not dependent upon any single trademark or trade name or group of trademarks or trade names; the Company’s belief that quarterly operating results for the second quarter traditionally record the highest sales volume for the year because this corresponds with the highest retail sales volume period; the Company’s belief that price increases will allow the Company to maintain or improve its profit margins and that these price increases will have no immediate impact on consumer demand; the Company’s belief that while the recent increase in inflation and the Federal Reserve’s announcement that it will act to raise interest rates creates a risk to retail demand for recreational boats, such factors are currently not expected to impact production and sales; the Company’s belief that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local regulations; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its liquidity, financial condition or results of operations; the Company’s plans to continue to monitor retail demand, the actions of its competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of its products and to adjust its production levels as deemed appropriate; the Company’s plans to continue to monitor its market share, but to continue to prioritize profit maximization; the Company’s belief that strong retail demand for new recreational boats will continue during 2022 and the Company’s belief that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity; the Company’s plans to continue to develop additional new products for subsequent model years; the Company’s efforts to concentrate on production scheduling in a way that will minimize inventory levels to the extent possible; the Company’s expectation that capital expenditures during 2022 will be approximately $3.5 million; the Company’s belief that its liquidity provided by its existing cash and cash equivalents, marketable securities, and cash expected to be generated from operations, will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s expectation that it does not plan to make any contributions to its Retirement Income Plan in 2022; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies and estimates; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; and the Company’s expectation regarding market risk of its investment portfolio.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: economic conditions, availability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of disruptions in current supplier relationships, our ability to purchase construction materials in sufficient quantities and quality, our ability to identify, complete or successfully integrate acquisitions or strategic alliances, competition from other boat manufacturers and dealers, our potential liability for personal injury and property damage claims, our ability to comply with environmental and other regulatory requirements, our dependence on our key personnel and the loss or interruption of the services of such personnel, risks related to cyber-attacks or other threats, as our operations are dependent on digital technologies and services. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” on page 14 for a discussion of factors that may cause actual results to differ from our projections.

Item 1. Business

Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products’ product offerings include Chaparral sterndrive and outboard pleasure boats and Robalo outboard sport fishing boats.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat, sport fishing and jet boat markets. The Company sells its products to a network of 206 domestic and 92 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained workforce. With over 56 years of boatbuilding experience, Chaparral continues to expand the range of its offerings through insightful, innovative product design and quality manufacturing processes in order to reach an increasingly discerning recreational boating market.

The Company manufactures Chaparral sterndrive pleasure boats including SSi and SSX models, and the Chaparral Surf Series. The Company also manufactures Chaparral outboard pleasure boats which include OSX Luxury Sportboats, and SSi and SSX outboard models.

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

The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2021] indicate that Robalo is the largest manufacturer of outboard boats in lengths from 18 to 36 feet in the United States with a market share of 4.8 percent. Additionally, the combination of Robalo and Chaparral outboards holds the second highest position in the outboard market of this size range, with a market share of 6.3 percent.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational markets through its Chaparral brands and to the sport fishing market through its Robalo brand.

The following table provides a brief description of our product lines and their particular market focus:

	Number		Approximate
	of	Overall	Retail
Product Line	Models	Length	Price Range	Description

Chaparral – SSi Sport Boats	6	21′-23′	$56,000 - $90,000

Fiberglass sterndrive and outboard-powered, larger sport boats marketed as high value runabout for larger groups. Design features handling of a runabout, style of a sportboat and open concept layout. Select models offer Ski & Fish options to meet your specific needs. All marketed with National Advertised Prices.

Chaparral – SSX Sport Boats	7	23′-34′	$115,000 - $470,000	Fiberglass sterndrive and outboard powered bowriders that combine features of sportboats and bowriders. Marketed as high value, luxury runabouts for family groups.

Chaparral – Surf Series	5	21′-30′	$76,000 - $280,000

This model line features a forward-facing sterndrive engine. Fiberglass multipurpose bowriders, the Surf Series models are marketed to both experienced and value-conscious buyers. These boats are designed to enhance the wake of the boat to accommodate the popular sport of wake surfing.

Chaparral – OSX Sport Boats	2	28′-30′	$220,000 - $410,000	Fiberglass, multipurpose sport boats with outboard power featuring plentiful seating and entertaining areas, cabin and bathroom accommodations, excellent performance, and luxury finishes.

Robalo – Center Consoles	11	18′-36′	$47,000 - $600,000

Fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen and families desiring extra seating. Smaller models include a trailer, and all models are marketed with a national fixed retail price. The Explorer series features extra seating options.

Robalo – Cayman Bay Boats	5	20′-26′	$51,000 - $180,000

Fiberglass outboard sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen wanting inshore and offshore capabilities. All models marketed with a trailer at a national fixed retail price.

Robalo – Dual Consoles	4	20′-31′	$59,000 - $314,000

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

Suppliers

Marine Products’ three most significant cost components used in manufacturing its boats are engines, resins and fiberglass. For each of these, there is currently an adequate supply available in the market. During 2020 and 2021, at various times Marine Products experienced significant shortages in, and delayed shipments of, several of these raw materials and component parts used in manufacturing its products. These shortages have reduced our ability to meet the existing levels of dealer and consumer demand and have also increased working capital requirements during 2020 and 2021. Trade negotiations between the United States and other countries have the potential to cause disruptions in the availability of fiberglass, the largest supplier of which is in a country impacted by tariffs, though we have experienced no such disruptions. Marine Products believes that there are several alternative suppliers if this supplier fails to provide adequate quality or quantities at acceptable prices.

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering, usually based on anticipated customer preferences or actual customer orders. Sterndrive engines are purchased through the American Boatbuilders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has an outboard engine supply contract with Yamaha which was not negotiated through the ABA. In the event of a sudden and extended interruption in the supply of engines from any of these suppliers, our sales and profitability could be negatively impacted. See “Risk Factors” below.

Marine Products uses other raw materials in its manufacturing processes. Among these are resins, made from hydrocarbon feedstocks, as well as copper and steel. The costs of these commodities fluctuate in response to changes in global economic conditions.

Sales and Distribution

Domestic sales are generated through our independent dealer network of approximately 71 Chaparral dealers, 47 Robalo dealers and 88 dealers that sell both brands located in markets throughout the United States. Marine Products also has 92 international dealers. Most of our dealers also inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ six independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing the dealer distribution network for the Company’s products. No single dealer accounted for 10 percent or more of net sales during 2021, 2020 or 2019. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. In addition, Marine Products has developed virtual marketing programs which include online product demonstrations and virtual reality software and hardware which promote the features of its products. The Company’s virtual marketing efforts have become increasingly important beginning in 2020, when social distancing requirements resulting from the COVID-19 pandemic limited customer interaction at boat dealers’ facilities and reduced in-person boat shows during the winter boat show season.

Marine Products continues to seek new dealers in many areas throughout the U.S., Canada, Europe, South America, Asia, Russia and the Middle East. In general, Marine Products requires full payment in U.S. dollars prior to shipping a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation. The Company’s international sales are affected by trends in consumer discretionary spending and the value of the U.S. dollar on global currency markets, among other things. During 2021, the Company’s international net sales increased 35.5 percent compared to 2020 despite the continued impact of trade tariffs enacted during 2018, most notably in Mexico, the United Kingdom and the European Union. International net sales as a percentage of total net sales were 5.3 percent in 2021, 4.9 percent in 2020, and 5.8 percent in 2019.

Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. In a typical ordering, production and delivery cycle, the Company monitors dealer inventory levels in order to inform its production scheduling and to ensure that dealers do not hold excess inventory. During 2021 and early 2022, however, extraordinarily high dealer and consumer demand combined with the Company’s production delays caused by supply chain disruptions have caused dealer inventories to fall to historic lows. The combination of low inventory levels and continued high demand has forced the Company to allocate its production to dealers to fulfill as many orders as possible and rebuild dealer inventories to levels that both the Company and its dealers believe to be appropriate. Marine Products believes that this allocation of production will continue during 2022. In the past, Marine Products has been able to resell any boat for which an order has been cancelled and believes that this ability will continue during the near term.

Approximately 51 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or self-finance. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits negotiated with the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase amount is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $4.1 million as of December 31, 2021. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $2.4 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $6.5 million as of December 31, 2021. In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturer’s repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods and promote sales of certain models. For the 2022 model year (which commenced July 1, 2021), Marine Products offered its dealers several sales incentive programs based on dollar volume and timing of dealer purchases. Program incentives offered include sales discounts and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through April 30, 2022. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We believe that dealer inventories of our boat models as of December 31, 2021 are insufficient to meet the current level of retail customer demand. The sales order backlog as of December 31, 2021 was 2,457 boats with estimated net sales of approximately $166.0 million. This represents an approximate 30.0 week backlog based on recent production levels. The sales order backlog as of December 31, 2020 was 2,975 boats with estimated net sales of approximately $164.9 million. This represented an approximate 29.8 week backlog based on production levels at that time. The Company’s backlog measured in weeks of production is significantly higher than historical averages due to production delays caused by supply chain disruptions and the surge in retail demand which has extended beyond the traditional retail selling season, both of which are related directly or indirectly to the COVID-19 pandemic. The Company will continue to monitor the number of boats in dealer inventories and adjust its production levels as it deems necessary to manage dealer inventory levels. Due to the high retail demand, over 90 percent of our boats have been in dealer inventory less than 12 months as of December 31, 2021. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

In support of its new product development efforts, Marine Products incurred research and development costs of $776 thousand in 2021, $751 thousand in 2020, and $730 thousand in 2019.

Industry Overview

The recreational marine market in the United States is a mature market, with 2020 retail expenditures of approximately $49 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete with all other leisure activities for consumers’ limited free time.

There are currently approximately 16 million recreational boats owned in the United States, including outboard, inboard, sterndrive, jet drive, sailboats and personal watercraft. Marine Products competes in the sterndrive boating category with three lines of Chaparral boats and in the outboard category with its Robalo sport fishing boats, OSX Sport Luxury, and selected SSi and SSX models. Management believes that the five largest states for boat sales at the present time are Florida, Texas, Michigan, Minnesota and Wisconsin. Marine Products has dealers in each of these states.

Industry sales of new outboard boats in the United States during 2021 totaled 53,471 units and accounted for approximately 73 percent of the total new fiberglass powerboats sold between 18 and 36 feet in hull length. Sales of new outboard boats had an estimated total retail value of $3.8 billion, with an average retail price per unit of approximately $71,000. Approximately 62 percent of the Company’s unit sales in 2021 were outboard boats compared to 63 percent in 2020. Sales of new sterndrive boats in the United States during 2021 totaled 7,165 units and accounted for approximately 10 percent of the total new fiberglass powerboats sold in the 21 to 34 feet hull length. Sales of new sterndrive boats had an estimated total retail value of $800 million, with an average retail price per unit of approximately $115,000. Approximately 38 percent of the Company’s unit sales in 2021 were sterndrive boats compared to 35 percent in 2020.

The table below reflects the estimated annual sales within the recreational marine market segment by category for 2021 and 2020 (source: Info-Link Technologies, Inc.):

	2021		2020
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	7,165	$0.8	10,237	$1.1
Outboard Boats	53,471	3.8	61,524	4.0
Inboard Boats	12,871	1.8	13,882	1.7
TOTAL	73,507	$6.4	85,643	$6.8

Chaparral’s products are categorized as sterndrive boats and outboard boats, and Robalo’s products are categorized as outboard boats. Industry-wide sterndrive boat unit sales have declined steadily during the last three years.

The recreational boat manufacturing market remains highly fragmented, although several large public companies own, or have started to acquire, a diversified group of recreational boat manufacturers. We estimate that the boat manufacturing industry includes fewer than 20 sterndrive manufacturers and approximately 75 outboard boat manufacturers with significant unit production, with the majority representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the latest reported period ended September 30, 2021, the top five outboard model manufacturers, which include Marine Products Corporation’s Robalo and Chaparral brands, have a combined market share of approximately 28 percent, the same as during the same period in the prior year. Also according to Statistical Surveys, Inc., the top five sterndrive model manufacturers, which includes Chaparral, have a combined market share of approximately 74 percent compared to 66 percent in the same period one year ago. Chaparral’s market share in sterndrive units during this period was approximately 19.4 percent, an increase compared to the same period in the prior year. The Company believes that its strong market share is primarily due to the success of our larger SSX models and the Surf Series.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing for our dealers and customers, weather, fuel prices, tax laws, demographics and consumers’ leisure time. As noted elsewhere, consumer demand began to increase significantly during the second quarter of 2020 as the COVID-19 pandemic encouraged American consumers to seek safe outdoor activities involving a limited number of people. Also, the value of residential and vacation real estate in coastal and recreational areas influences recreational boat sales. The most recent NMMA surveys indicate that many past boating participants do not currently participate in boating because of high costs and a lack of leisure time. The increases in the cost of certain components, international tariffs, operating costs, and the impact of environmental regulation have increased the cost of boats and boat ownership in recent years, and these trends may continue. Competition from other leisure and recreational activities for available leisure time can also affect sales of recreational boats.

Management believes Marine Products is well positioned to take advantage of the following conditions, which continue to characterize the industry:

●	labor-intensive manufacturing processes that remain largely unautomated;
●	increasingly strict environmental standards derived from governmental regulations and customer sensitivities;
●	a lack of focus on coordinated customer service and support by dealers and manufacturers; and
●	a lack of financial strength among retail boat dealers and many manufacturers.

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., sales of new powerboats of all types increased at a compounded annual rate of approximately 1.3 percent between 2017 and 2021. During this period, Marine Products experienced a compounded annual decline rate of approximately 5.8 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines. At the end of 2021, the Company’s dealer inventories were approximately 31.5 percent lower than they were at the end of 2020, and our unit order backlog was 17.4 percent lower than it was at the end of 2020. In spite of high retail and dealer demand, and historically low dealer inventories, our unit order backlog is lower at the end of 2021 than at the end of 2020 because current supply chain issues prevent us from forecasting our production accurately during the near term. We believe that dealer inventories are not sufficient to meet retail demand during the 2022 retail selling season. Chaparral has grown its sterndrive market share in its size category from 5.9 percent in fiscal 1996 to 19.4 percent during the latest reported period ended September 30, 2021 (the most recent information available to us from Statistical Surveys, Inc.).

During 2021, Marine Products generated its highest unit sales volume within two of Chaparral’s sterndrive SSI models. We also generated high unit sales volumes within some of our larger Robalo center console models. In general, our model mix during 2021 shifted to larger boats, which generate higher average selling prices.

Our high-volume models support Marine Products’ overall operating strategy, which emphasizes innovative designs and manufacturing processes, and the production of a high-quality product, while also seeking to lower manufacturing costs through increased efficiencies in our facilities. In addition, we seek opportunities to leverage our buying power through economies of scale. Management believes its membership in the ABA positions Marine Products as a significant third-party customer of major suppliers of sterndrive engines. Marine Products’ Chaparral subsidiary is a founding member of the ABA, which collectively represents 23 independent boat manufacturers that have formed a buying group to pool their purchasing power to achieve improved pricing on engines, fiberglass, resin and many other components. Marine Products intends to continue seeking the most advantageous purchasing arrangements from its suppliers.

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 298 independent dealers located throughout the United States and in several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. During 2021 we continued to develop our nationally advertised fixed retail pricing strategy. We believe the nationally advertised fixed retail pricing gives the consumer confidence that that they are getting the best possible price resulting in higher customer satisfaction and encourages consistent pricing across our dealer network. Marine Products also realizes that innovative marketing is an increasingly important component of the full customer experience and is leading the way with marketing and branding that consistently present a luxury-oriented message that integrate themselves into the boater’s entire experience.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) outboard boat manufacturers in the United States based on unit sales in 2021. According to Statistical Surveys, Inc., the companies set forth below represent approximately 45 percent of all United States retail outboard boat registrations with hull lengths of 18 to 36 feet for the 12-month period ended September 30, 2021 (latest data available to us).

1.	Brunswick Corporation [1]
2.	Marine Products Corporation [2]
3.	Sea Hunt Boats
4.	Key West
5.	Sportsman Boats
6.	Carolina Skiff
7.	Tidewater
8.	Nautic Star [3]
9.	Hurricane
10.	Grady-White

The sterndrive engine powered market encompasses a wide variety of boats, accounting for approximately 10 percent of traditional powerboat unit sales during 2021. Marine Products Corporation’ Chaparral brand was the second largest manufacturer of sterndrive boats in lengths from 21 to 34 feet during the 12-month period ended September 30, 2021 and its share of the market during this period was approximately 19.4 percent. Primary competitors for Chaparral sterndrive market during 2021 included Cobalt 4, Regal, Sea Ray 5, Crownline and Monterey.

1 Includes Bayliner and Boston Whaler outboard units

2 Includes Robalo and Chaparral outboard units

3 Division or subsidiary of MasterCraft Boat Holdings, Inc.

4 Division or subsidiary of Malibu Boats, Inc.

5 Division or subsidiary of Brunswick Corporation

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

The EPA has adopted regulations stipulating that many marine propulsion engines meet an air emission standard that requires fitting a catalytic converter to the engine. These regulations also require, among other things, that the engine manufacturer provide a warranty that the engine meets EPA emission standards. The engines used in Marine Products’ Chaparral and Robalo product lines are subject to these regulations. These regulations are similar to regulations adopted by the California Air Resources Board in 2007 but apply to all U.S. states and territories. This regulation has increased the cost to manufacture the majority of the Company’s boat products. Compliance with these EPA regulations has increased Marine Products’ cost and may also reduce Marine Products’ net sales, because the increased cost of owning a boat may force consumers to buy a smaller or less expensive boat.

Human Capital

The table below shows the number of employees at December 31, 2021 and 2020:

At December 31,	2021	2020
Employees	880	823

The recreational boating industry is cyclical and therefore headcount is subject to change based on production levels which are a function of dealer and consumer demand. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Diversity and Equality - The Company’s workforce reflects the diversity of the community in which it operates. Our dedicated team of employees work toward a common purpose. We provide employment in a small community which we have supported as the largest employer since 1976 under the same management. Our company is strong in its values, relationships and consistency in management. The Board of Directors has a human capital and compensation committee that, among other things, monitors compliance with applicable non-discrimination laws related to race, gender and other protected classes. The Committee provides a report of such incidences to the Board on an annual basis.

Development and Training - The Company’s management team and all its employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintained a corporate compliance program to provide guidance for everyone associated with the Company, including its employees, officers and directors (the “Code”). Annual review of the Code is required, and the Code prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. In addition, the Company provides annual training for preventing, identifying, reporting and stopping any type of unlawful discrimination.

Employee Retention - Marine Products monitors voluntary employee turnover and reports these statistics to senior operational management. From time to time, the Company has rewarded employee tenure through various bonus programs for its hourly employees based on attendance and job performance.

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

In response to the COVID-19 pandemic, Marine Products temporarily suspended manufacturing operations for five weeks at the end of the first quarter of 2020, out of concern for the well-being of its employees and their families, and at the recommendation of local and state authorities. The Company also coordinated testing for employees at a local physician’s office. The Company has since resumed operations and implemented additional safety measures for its employees including providing face masks and hand sanitizer as well as social distancing where possible. The Company encourages vaccinations and has created opportunities for employees to conveniently receive vaccinations at their job site.

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

Seasonality

Marine Products’ quarterly operating results are affected by weather and general economic conditions. Quarterly operating results for the second quarter traditionally record the highest sales volume for the year because this corresponds with the highest retail sales volume period. For similar reasons, quarterly operating results for the fourth quarter often record the lowest sales volume for the year. However, in 2020 Marine Products recorded the lowest quarterly sales volume of the year in the second quarter because of our temporary production facility closure caused by the COVID-19 pandemic, and the highest sales volume of the year in the fourth quarter of 2020, due to high retail demand which extended beyond the traditional retail selling season for recreational boats. Boat demand remained very high in 2021 and we believe that these consumer behaviors will continue in 2022. The results for any quarter are not necessarily indicative of results to be expected in any future period.

Inflation

The market prices of certain materials used in manufacturing the Company’s products, especially resins that are made with hydrocarbon feedstocks, copper and steel, have at certain periods been volatile. During 2021, the prices of these raw materials continued to increase compared to prices in 2020 as the global economy began to recover from the global economic slowdown caused by the COVID-19 pandemic. The Company also purchases components of which there are a limited number of suppliers, some of whom temporarily suspended their manufacturing operations due to the COVID-19 pandemic and are experiencing significant customer orders impacting their ability to provide needed supply quantities. The costs of most of these components have increased as demand from recreational boat manufacturers has increased and supply chains have remained constrained. These cost increases are exacerbated by higher transportation costs, which are included in the total cost of these components. These higher component prices increase the costs of manufacturing the Company’s products. In response to historically high consumer demand as well as higher raw materials and components prices, the Company has increased the prices for its products for the 2022 model year which began during the third quarter of 2021. In addition, the Company instituted further price increases during the fourth quarter of 2021 to compensate for continued raw materials price increases incurred by the Company during the third and fourth quarters of 2021 and this may continue during 2022. Marine Products believes that these price increases will allow the Company to maintain or improve our profit margins. We also believe that these price increases will have no immediate impact on consumer demand, but if we are forced to institute continued price increases, the higher cost of our products may compel consumers to choose a smaller boat or forgo the purchase altogether.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. In the event that interest rates rise, or lending standards for consumer loans become more stringent, prospective buyers may choose to forego or delay their purchases or buy a less expensive boat. The Company believes that the recent increase in inflation and the Federal Reserve’s announcement that it will act to raise interest rates creates a risk to retail demand for recreational boats. However, we do not believe that this risk will impact production and sales due to other factors, such as historically low dealer inventories, high dealer backlog, and indications of consumer demand that extend beyond the 2022 retail selling season.

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

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers.

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2022 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Marine Products is dependent on third-party suppliers to provide raw materials, engines and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. Marine Products has only four suppliers for the three types of engines it purchases. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the engines and materials necessary to meet present production demands, there can be no assurance that these relationships will continue, that these suppliers will remain in operation or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in production materials or the inability of Marine Products’ management to purchase engines and materials required to execute its growth and acquisition strategies could reduce the number of boats Marine Products may be able to produce for sale or cause a reduction in Marine Products’ profit margins.

As note, we rely on third parties to supply a number of raw materials used in our manufacturing processes. Prices for these raw materials fluctuate, often unpredictably, due to market forces beyond our control. When prices of these raw materials increase, we attempt to preserve our profit margins by increasing the prices of our products. During 2021, we experienced increases in raw materials prices and successfully preserved our profitability by increasing prices for our products. However, if inflation continues in the prices of these or other raw materials or parts and components, there is no assurance that we can continue to increase the prices of our products and preserve our profitability.

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

General Risks.

Marine Products’ Stock Price has been Volatile.

Historically, the market price of common stock of companies engaged in the discretionary consumer products industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past. In addition, the availability of Marine Products common stock to the investing public is limited to the extent that shares are not sold by the executive officers, directors and their affiliates, which could negatively impact the trading price of Marine Products’ common stock, increase volatility and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a substantial portion of their shares could also negatively affect the trading price of Marine Products’ common stock. We currently have an effective Form S-3 registration statement on file with the Securities and Exchange Commission that would allow the sale of significant blocks of our common stock by us and certain of our largest shareholders.

Risks Related to Our Capital and Ownership Structure.

Marine Products’ Executive Officers, Directors and Their Affiliates Together Have a Substantial Ownership Interest; Public Stockholders may have no Effective Voice in Marine Products’ Management.

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes the Company’s Chairman of the Board, Gary W. Rollins, who is also a director of the Company, and certain companies under his control (the “Controlling Group”), controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors and independent nominating and compensation committees.

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

Our Executive Officers, Directors and Their Affiliates Together Have a Substantial Ownership Interest, and the Availability of Marine Products’ Common Stock to the Investing Public May be Limited.

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

The Controlling Group Could Take Actions That Could Negatively Impact Our Results of Operations, Financial Condition or Stock Price.

The Controlling Group may from time to time and at any time, in their sole discretion, acquire or cause to be acquired, additional equity or other instruments of the Company, its subsidiaries or affiliates, or derivative instruments the value of which is linked to Company securities, or dispose or cause to be disposed, such equity or other securities or instruments, in any amount that the Controlling Group may determine in their sole discretion, through open market transactions, privately negotiated transactions or otherwise. In addition, depending upon a variety of factors, the Controlling Group may at any time engage in discussions with the Company and its affiliates, and other persons, including retained outside advisers, concerning the Company’s business, management, strategic alternatives and direction, and in their sole discretion, consider, formulate and implement various plans or proposals intended to enhance the value of their investment in the Company. In the event the Controlling Group were to engage in any of these actions, our common stock price could be negatively impacted, such actions could cause volatility in the market for our common stock or could have a material adverse effect on our results of operations and our financial condition.

Provisions in Marine Products’ Certificate of Incorporation and Bylaws may Inhibit a Takeover of Marine Products.

Marine Products’ certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for stockholder proposals and director nominations, and staggered terms of office for the Board of Directors. These provisions may make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive.

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

Item 4A. Information About Our Executive Officers

In April of 2021, the Executive Officers of the Company were elected by the Board of Directors to serve at least one year, or until the April 2022 Board of Directors’ meeting, or until their earlier removal by the Board of Directors or resignation. The following table lists the executive officers of Marine Products and their ages, offices, and date first elected to office.

		Date First
		Elected
Name and Office with Registrant	Age	to Present Office
Richard A. Hubbell (1)	77	2/28/01
President and Chief Executive Officer

Ben M. Palmer (2)	61	2/28/01
Vice President, Chief Financial Officer and Corporate Secretary
(1)	Richard A. Hubbell has been the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He has also been President of RPC since 1987 and Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors of both companies.
(2)	Ben M. Palmer has been Vice President, Chief Financial Officer of Marine Products since it was spun off in 2001 and has served the same roles at RPC since 1996. He assumed the responsibilities as Corporate Secretary of Marine Products and RPC in July 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 18, 2022, there were 34,147,179 shares of common stock outstanding and approximately 4,700 beneficial holders of our Company’s common stock.

Issuer Purchases of Equity Securities

The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. The Company did not repurchase any shares under this program in 2021. There are 1,570,428 shares that remain available for repurchase as of December 31, 2021. The program does not have a predetermined expiration date.

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

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2021, the components of the Russell 2000 had an average market capitalization of $3.0 billion, and a median market capitalization of $1.3 billion.

The graph below assumes the value of $100.00 invested on December 31, 2016.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation

The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2. Discussions of 2020 items and year-to-year comparisons of 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, which Item is incorporated herein by reference.

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

We manage our Company by focusing on the execution of the following business and financial strategies:

●	Manufacturing high-quality, stylish, and innovative powerboats for our dealers and retail consumers which are competitive in the market,
●	Coordinating a complex supply chain to ensure that raw materials and parts used in manufacturing our products are delivered on a timely basis,
●	Providing our independent dealer network appropriate incentives, training, and other support to enhance their success and their customers’ satisfaction, thereby facilitating their continued relationship with us,
●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a downturn in sales of our products,
●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,
●	Designing our products and marketing strategies to create a positive, memorable experience for our customers, within an evolving environment which calls for the increased use of technology to conduct virtual marketing and product demonstration,
●	Monitoring the recreational boat market for strong complementary product lines which we may enter through new product development or acquisition,
●	Extending our brand name recognition to enhance the success of new boat models that complement our existing offerings,
●	Improving our sales and profits by increasing the utilization of our manufacturing capacity,
●	Monitoring the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories,
●	Maximizing stockholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of the Company’s common stock on the open market, and
●	Aligning the interests of our management and stockholders.

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

During 2021, aggregate retail sales of the boating segments in which Marine Products operates decreased by approximately 14.2 percent. Retail sales of outboard and sterndrive boats decreased during the year, although sales of inboard boats increased slightly. Our consolidated net sales increased in 2021 compared to 2020 due to a 12.9 percent increase in unit sales coupled with a 10.7 percent increase in the average gross selling price per boat. Management will continue to monitor retail demand among the various segments in the recreational boat market, the actions of our competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We periodically monitor our market share in the 19 to 34 foot sterndrive category as one indicator of the success of our strategies and the market’s acceptance of our products. For the 12 month period ended September 30, 2021 (latest data available to us), Chaparral’s market share in the 19 to 34 foot sterndrive category was 19.4 percent, an increase in comparison to the prior year same period, the second highest market share in this category during this period. For the 12-month period ended September 30, 2021, Robalo’s share of the 18 to 36 foot outboard sport fishing boat market was 4.8 percent, the second highest market share within this category. Marine Products Corporation’s share of the outboard recreational market, including both Robalo and Chaparral’s outboard units, was 6.3 percent of the total market within its size range for the 12 months ended September 30, 2021. Moreover, the Company held the second highest share among manufacturers of various outboard brands during the period. We will continue to monitor our market share and believe it to be important, but we believe that maximizing profitability takes precedence over growing our market share. Furthermore, as we continue to expand the breadth of our product offerings within our core category and new categories, we consider our overall market share across the various powerboat categories to be of greater importance to the long-term health of our company than our market share within any specific type of recreational boat.

Outlook

We believe that the strong retail demand for new recreational boats which began during the second quarter of 2020 and throughout 2021 will continue during 2022 because of the ongoing impact on consumer preferences caused by the COVID-19 pandemic. The Company believes that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity which does not involve large groups of people. Beginning in the second quarter of 2020, many consumers chose recreational boating when they left urban areas to spend time in vacation homes or in smaller groups, often located near recreational bodies of water. We believe that continued retail demand resulting from this change in consumer preferences will endure during the foreseeable future.

In spite of strong retail demand, preliminary industry data indicate that 2021 retail sales declined slightly compared to retail sales in 2020. The Company believes that this decline was caused by sales from available dealer inventories during 2020 and the industry’s supply chain and labor problems which prevented recreational boat manufacturers from producing sufficient units in 2021 to meet retail and dealer demand. The overall cost of boat ownership has increased over the last several years. In particular, the cost of boat ownership has increased during 2021 as materials and labor costs have increased and boat manufacturers have passed these cost increases to dealers and retail customers. In addition, the price of fuel has increased during 2021. The higher cost of boat ownership may discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. Marine Products reduced the number of models in its portfolio for the 2022 model year, which began in the third quarter of 2021, in order to increase production efficiency. In addition, the Company has increased the average size of the models that it is producing during the 2022 model year in response to evolving retail demand and the changes to the model portfolio. In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. There will be a limited number of winter boat shows during the first quarter of 2022 due to ongoing pandemic-related restrictions, but we plan to attend shows that are conducted, and we are encouraging our dealers to attend as well. We plan to continue to develop and produce additional new products for subsequent model years.

Due to strong demand across the recreational sector, key materials and components are in tight supply. Supply chain disruptions impacted our production and sales during 2021, and we believe that these disruptions will continue to impact our production and sales in the first quarter of 2022 and possibly for additional quarters. In addition, supply chain disruptions have caused a significant increase in our inventories on hand during 2021 due to insufficient critical components needed to adequately complete boats prior to shipment. At the present time, we do not know when these problems will be resolved, so we are concentrating on production scheduling that will manage to decrease our inventory levels to the extent possible.

Our financial results during 2022 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain disruptions which have impacted our manufacturing operations, the health of American consumers and economic recovery from the pandemic, and potential changes in consumer behavior as society recovers from the pandemic. Additional factors that could impact our results include interest rates, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products.

Results of Operations

	Years ended December 31,
	2021	2020	2019
Total number of boats sold	4,165	3,689	4,825
Average gross selling price per boat (in thousands)	$62.1	$56.1	$52.6
Net sales (in thousands)	$298,014	$239,825	$292,136
Gross profit margin percent	22.9%	22.4%	22.4%
Percentage of selling, general and administrative expenses to net sales	10.7%	12.2%	10.7%
Operating income (in thousands)	$36,392	$24,361	$34,135
Warranty expense (in thousands)	$3,702	$2,845	$3,807

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Sales. Marine Products’ net sales increased by $58.2 million or 24.3 percent in 2021 compared to 2020. The increase was primarily due to a 12.9 percent increase in the number of boats sold, as well as an increase in parts and accessories sales, coupled with a 10.7 percent increase in the average gross selling price per boat. Unit sales increased in the majority of our product lines during 2021 compared to the prior year as we worked to overcome significant supply chain difficulties and meet as much dealer and retail demand as possible. In addition, Marine Products sales in 2020 were negatively impacted by the suspension of manufacturing operations for five weeks during the second quarter of 2020 due to concerns over the potential spread of COVID-19. Average selling prices increased compared to the prior year primarily due to a favorable model mix and reduced incentive costs, coupled with model year and other price increases implemented during the fourth quarter of 2021. Domestic net sales were $282.1 million, an increase of 23.7 percent compared to the prior year. International sales increased 35.5 percent during 2021 compared to 2020 due primarily to higher sales in Canada, partially offset by lower sales in other countries outside of North America due in part to continued tariffs imposed on boat imports including the United Kingdom, the European Union and Mexico.

Cost of Goods Sold. Cost of goods sold increased 23.4 percent in 2021 compared to 2020 consistent with the increase in net sales. As a percentage of net sales, cost of goods sold decreased to 77.1 percent in 2021 compared to 77.6 percent in 2020 primarily due to a favorable model mix and model year price increases during 2021 compared to the prior year, partially offset by higher materials costs and less efficient production due to supply chain disruptions as compared to the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 9.0 percent in 2021 compared to 2020 primarily due to an increase in costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense. This increase was partially offset by lower costs in the current year as a result of a reduction in deferred compensation expense associated with the accelerated vesting of restricted stock due to the death of the Company’s Chairman in the third quarter of 2020 coupled with a non-cash pension settlement loss of $647 thousand recorded during the fourth quarter of 2020. Selling, general and administrative expenses as a percentage of net sales were 10.7 percent in 2021 compared to 12.2 percent in 2020. Although these expenses increased during 2021 as compared to the same period of the prior year, they decreased as a percentage of net sales due to leverage of higher sales over expenses that are relatively fixed during the short term. As a percentage of net sales, warranty expense was 1.2 percent in both 2021 and 2020.

Interest Income. Interest income decreased to $16 thousand in 2021 compared to $95 thousand in 2020. Marine Products generated interest income in 2021 primarily from investments in money market funds. This decrease was primarily due a decrease in the average balance of cash and cash equivalents.

Income Tax Provision. The income tax provision increased to $7.4 million in 2021 compared to $5.0 million in 2020. The effective tax rate was 20.3 percent in 2021 compared to 20.5 percent in 2020.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $14.1 million at December 31, 2021, $31.6 million at December 31, 2020 and $19.8 million at December 31, 2019. The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2021	2020	2019
Net cash provided by operating activities	$457	$29,874	$33,917
Net cash (used for) provided by investing activities	(1,248)	(2,065)	5,345
Net cash used for financing activities	(16,680)	(16,040)	(28,203)

Cash provided by operating activities in 2021 of $0.5 million includes net income of $29.0 million partially offset by a net unfavorable change in the primary components of our working capital (accounts receivable, inventories and accounts payable) of $28.8 million due primarily to a significant increase in inventories due to increased production and supply chain disruptions of critical components needed to complete boats, partially offset by decrease in accounts receivable due to receipt of a state tax incentive refund in 2021 and an increase in accounts payable consistent with higher production. This unfavorable change was coupled with a decrease of $4.3 million in other accrued expenses due to the timing of payments, partially offset by an increase of $3.0 million in other long-term liabilities related to the supplemental retirement plan.

Cash used for investing activities in 2021 was $1.2 million compared to $2.1 million for the same period in 2020. This favorable change is primarily due to a decrease in capital expenditures in 2021 in comparison to the same period of the prior year.

Cash used for financing activities in 2021 increased $0.6 million compared to 2020 primarily due to increased dividends per share paid to common shareholders, partially offset by a reduction in the cost of open market repurchases in 2021 compared to 2020.

Cash Requirements

Management expects that capital expenditures during 2022 will be approximately $4.2 million.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC. The Company did not make any cash contributions to this plan in 2021. During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan and as such the year-end pension obligation has been valued on a termination basis. Specifically, the actuaries utilized an approach based on their experience with other plan terminations that (i) estimated a take rate for lump sums; (ii) for those participants electing a lump-sum, calculated the amount using the November 2021 IRS segment rates and (iii) for those participants with annuities purchased, calculated the amount using estimated insurance settlement rates. We do not currently expect the Company to make any contributions to the Retirement Income Plan in 2022.

On January 25, 2022, the Board of Directors approved a quarterly cash dividend of $0.12 per common share payable March 10, 2022 to stockholders of record at the close of business on February 10, 2022.

The Company has a contractual agreement with one employee that provides for a monthly payment equal to 10 percent of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses).

In January 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase for a total aggregate authorization of 8,250,000 shares. The Company did not repurchase shares in 2021 and repurchased 97,940 shares in the open market during 2020. Shares remaining available for repurchase under this program total 1,570,428.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a qualifying dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company had no repurchases of dealer inventory in 2021 and 2020. See further information regarding repurchase obligations in “NOTE 11: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements which is incorporated herein by reference.

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, cash generated by operations and the Company’s ability to sell up to approximately $150 million in shares of its common stock under the Company’s shelf registration statement will provide sufficient capital to meet the Company’s requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. The Company has a revolving line of credit facility to increase its flexibility for managing its investment in its working capital.

On November 12, 2021, the Company obtained a $20 million revolving credit facility that matures November 2026. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The facility includes (i) a $5 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35 million and EBITDA over the most recently completed twelve month period at the time of incurrence. As of December 31, 2021, the Company had no outstanding borrowings under the revolving credit agreement. For additional information with respect to MPC’s facility, see Note 7 of the consolidated financial statements included in this report and which is incorporated herein by reference.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, amounts related to the usage of corporate aircraft and other long-term liabilities. For additional information with respect to MPC’s contractual obligations, see Note 7, Long-term debt, and Note 14, Leases, of the consolidated financial statements included in this report and which is incorporated herein by reference.

Fair Value Measurements

The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. For defined benefit plan and Supplemental Executive Retirement Plan (“SERP”) investments measured at net asset value, the values are computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or on net asset values calculated by the investment fund and not publicly available.

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of their boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no repurchases of dealer inventory under contractual agreements during 2021 and 2020.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2021, the Company believes the fair value of its guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 11: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements which is incorporated herein by reference.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase obligation is limited to a maximum of 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $4.1 million as of December 31, 2021. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $2.4 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions is $6.5 million as of December 31, 2021. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

See “NOTE 13: RELATED PARTY TRANSACTIONS” of the Consolidated Financial Statements, which is incorporated herein by reference, for a description of related party transactions.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. Senior management has discussed the development, selection and disclosure of its critical accounting policies that require significant judgments or estimates with the Audit Committee of our Board of Directors. The Company believes that, of its significant accounting policies and estimates, the following may involve a higher degree of judgment and complexity.

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

The factors that complicate the calculation of the cost of these incentives are the ability to forecast sales of the Company and individual dealers, the volume and timing of inventory financed by specific dealers, identification of which boats have been sold subject to an incentive, and the estimated lag time between sales and payment of incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and adjusts recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 5.8 percent in 2021, 6.7 percent in 2020, and 7.0 percent in 2019. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2021 would have increased or decreased net sales, gross margin and operating income by approximately $0.6 million.

Warranty costs -The Company records as part of selling, general and administrative expenses an experience-based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, manufacturing defects or issues, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.2 percent in 2021 and 2020, and 1.3 percent in 2019. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2021 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.3 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Marine Products holds no derivative financial instruments which could expose the Company to significant market risk. Marine Products maintains investments primarily in money market funds which are not subject to material interest rate risk exposure. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2021 based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2021.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2021, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 29.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell	Ben M. Palmer
President and Chief Executive Officer	Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The principal consideration for our determination that warranty is a critical audit matter is that the accrual for warranty claims has a higher degree of estimation uncertainty related to the estimation of anticipated future warranty claims. The estimation uncertainty and subjectivity in determining the accrual resulted in the need for significant auditor judgement when assessing the reasonableness of the inputs and assumptions utilized by the Company.

Our audit procedures related to this matter included the following, among others.

●	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s warranty accrual estimation process. For example, we tested controls over the development of the assumptions and the verification of the completeness and accuracy of the information used in developing the warranty accrual.
●	We tested the process used to develop the estimate using information related to recent production trends and the historical experience of the Company.
●	We compared the Company’s prior year warranty liability related to anticipated claims in the current year to actual claims paid in the current year to evaluate the historical accuracy of the Company’s estimate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

February 28, 2022

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except share information)

December 31,	2021	2020
ASSETS

Cash and cash equivalents	$14,102	$31,573
Accounts receivable, net of allowance for doubtful accounts of $12 in 2021 and $16 in 2020	3,262	4,706
Inventories	73,261	42,310
Income taxes receivable	10	—
Prepaid expenses and other current assets	2,474	1,947
Total current assets	93,109	80,536
Property, plant and equipment, net of accumulated depreciation of $31,878 in 2021 and $30,066 in 2020	14,370	14,938
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	4,392	4,075
Other assets	17,197	16,100
Total assets	$132,841	$119,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,771	$6,079
Accrued expenses and other liabilities	11,298	15,583
Total current liabilities	18,069	21,662
Pension liabilities	15,564	12,524
Other long-term liabilities	683	717
Total liabilities	34,316	34,903

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 33,992,054 shares in 2021, 33,868,624 shares in 2020	3,399	3,387
Capital in excess of par value	—	—
Retained earnings	97,702	83,079
Accumulated other comprehensive loss	(2,576)	(1,947)
Total stockholders’ equity	98,525	84,519
Total liabilities and stockholders’ equity	132,841	119,422

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2021	2020	2019
Net sales	$298,014	$239,825	$292,136
Cost of goods sold	229,742	186,220	226,742
Gross profit	68,272	53,605	65,394
Selling, general and administrative expenses	31,880	29,244	31,259
Operating income	36,392	24,361	34,135
Interest income	16	95	323
Income before income taxes	36,408	24,456	34,458
Income tax provision	7,382	5,012	6,219
Net income	$29,026	$19,444	$28,239
Earnings per share
Basic	$0.85	$0.57	$0.83
Diluted	0.85	0.57	0.83
Dividends paid per share	$0.46	$0.40	$0.58

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2021	2020	2019
Net income	$29,026	$19,444	$28,239
Other comprehensive income, net of taxes:
Pension adjustment	(629)	801	(166)
Unrealized gain on securities, net of reclassification adjustments	—	—	7
Comprehensive income	$28,397	$20,245	$28,080

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2018	34,328	$3,433	$—	$73,954	$(2,175)	$75,212
Stock issued for stock incentive plans, net	129	13	2,110	—	—	2,123
Adoption of accounting standard (Note 1)	—	—	—	414	(414)	—
Stock purchased and retired	(587)	(59)	(2,110)	(6,278)	—	(8,447)
Net income	—	—	—	28,239	—	28,239
Pension adjustment, net of taxes	—	—	—	—	(166)	(166)
Unrealized gain on securities, net of taxes and reclassification adjustments	—	—	—	—	7	7
Dividends declared	—	—	—	(19,756)	—	(19,756)
Balance, December 31, 2019	33,870	$3,387	$—	$76,573	$(2,748)	$77,212
Stock issued for stock incentive plans, net	173	17	3,085	—	—	3,102
Stock purchased and retired	(174)	(17)	(3,085)	612	—	(2,490)
Net income	—	—	—	19,444	—	19,444
Pension adjustment, net of taxes	—	—	—	—	801	801
Dividends declared	—	—	—	(13,550)	—	(13,550)
Balance, December 31, 2020	33,869	$3,387	$—	$83,079	$(1,947)	$84,519
Stock issued for stock incentive plans, net	188	18	2,271		—	2,289
Stock purchased and retired	(64)	(6)	(2,271)	1,226	—	(1,051)
Net income	—	—	—	29,026	—	29,026
Pension adjustment, net of taxes	—	—	—	—	(629)	(629)
Dividends declared	—	—	—	(15,629)	—	(15,629)
Balance, December 31, 2021	33,993	$3,399	$—	$97,702	$(2,576)	$98,525

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2021	2020	2019
OPERATING ACTIVITIES
Net income	$29,026	$19,444	$28,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,816	1,954	2,090
Gain on sale of equipment and property	—	(31)	—
(Accretion) of discount/ amortization of premium related to marketable securities	—	—	(5)
Stock-based compensation expense	2,289	3,102	2,123
Deferred income tax benefit	(140)	(311)	(620)
Pension settlement loss	—	647	—
(Increase) decrease in assets:
Accounts receivable	1,444	1,901	(2,735)
Income taxes receivable	(10)	907	(455)
Inventories	(30,951)	(757)	5,217
Prepaid expenses and other current assets	(527)	109	(261)
Other non-current assets	(1,889)	(4,428)	(1,355)
Increase (decrease) in liabilities:
Accounts payable	692	2,193	(787)
Other accrued expenses	(4,287)	2,426	(386)
Other long-term liabilities	2,994	2,718	2,852
Net cash provided by operating activities	457	29,874	33,917

INVESTING ACTIVITIES
Capital expenditures	(1,248)	(2,099)	(2,334)
Proceeds from sale of assets	—	34	—
Sales and maturities of marketable securities	—	—	7,978
Purchases of marketable securities	—	—	(299)
Net cash (used for) provided by investing activities	(1,248)	(2,065)	5,345

FINANCING ACTIVITIES
Payment of dividends	(15,629)	(13,550)	(19,756)
Cash paid for common stock purchased and retired	(1,051)	(2,490)	(8,447)
Net cash used for financing activities	(16,680)	(16,040)	(28,203)
Net (decrease) increase in cash and cash equivalents	(17,471)	11,769	11,059
Cash and cash equivalents at beginning of period	31,573	19,804	8,745
Cash and cash equivalents at end of period	$14,102	$31,573	$19,804

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

The Company has one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for 10 percent or more of net sales during 2021, 2020 or 2019. Net sales to the Company’s international dealers were approximately $15.9 million in 2021, $11.8 million in 2020, and $17.0 million in 2019.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2021, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Dividend — On January 25, 2022, the Board of Directors declared a regular cash dividend of $0.12 per share payable March 10, 2022 to stockholders of record at the close of business on February 10, 2022. Subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

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

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. The Company had prepaid expenses related to unamortized product brochure costs of $132,000 as of December 31, 2021 and $194,000 as of December 31, 2020. Advertising expenses totaled approximately $1,645,000 in 2021, $2,013,000 in 2020 and $2,543,000 in 2019 and are recorded in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Cash and Cash Equivalents — Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. The Company maintains its cash in bank accounts, which at times, may exceed federally insured limits.

Accounts Receivable — The majority of the Company’s accounts receivable is due from dealers located in markets throughout the United States. Approximately 51 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its credit loss allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2021 and 2020. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2021, 2020 and 2019.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 12 for further information regarding these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Warranty Costs — The Company provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2021 and 2020 is as follows:

(in thousands)	2021	2020
Balance at beginning of year	$5,030	$5,410
Less: Payments made during the year	(4,091)	(3,225)
Add: Warranty provision for the current year	3,817	3,095
Changes to warranty provision for prior years	(115)	(250)
Balance at end of year	$4,641	$5,030

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $776,000 in 2021, $751,000 in 2020, and $730,000 in 2019.

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

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that provides monthly benefits upon normal retirement at age 65, or reduced early retirement benefits at age 59 ½ or at age 55 or older with 15 or more years of service, to substantially all employees with at least one year of service prior to 2002. In 2002, RPC’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan. See Note 12 for a full description and status of this plan and the related accounting and funding policies.

Stock-Based Compensation — Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 12 for additional information.

Earnings per Share — Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See Note 12 for further information on restricted stock granted to employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(In thousands)	2021	2020	2019
Net income available for stockholders:	$29,026	$19,444	$28,239
Less: Adjustments for earnings attributable to participating securities	(566)	(416)	(669)
Net income used in calculating earnings per share	$28,460	$19,028	$27,570

Weighted average shares outstanding (including participating securities)	33,984	33,926	34,061
Adjustment for participating securities	(672)	(734)	(831)
Shares used in calculating basic and diluted earnings per share	33,312	33,192	33,230

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. See Note 10 for further information regarding the fair value measurement of assets and liabilities.

Concentration of Suppliers — The Company has only four suppliers for the three types of engines it purchases. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

Recent Accounting Pronouncements — The FASB issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Standards:

Accounting Standards Update (ASU) No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The Company adopted these provisions in the first quarter of 2021, and the adoption did not have a material impact on its consolidated financial statements.

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

ASU No. 2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

recognized and measured in the acquiree's financial statements before the acquisition. These amendments are effective beginning in the first quarter of 2023 with early implementation permitted and should be applied prospectively to business combinations occurring on or after January 1, 2023. The company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Disaggregation of revenues

The following table disaggregates our sales by major source:

(in thousands)	2021	2020	2019
Boats and accessories	$293,312	$235,097	$287,837
Parts	4,702	4,728	4,299
Net sales	$298,014	$239,825	$292,136

The following table disaggregates our revenues between domestic and international:

(in thousands)	2021	2020	2019
Domestic	$282,117	$228,092	$275,133
International	15,897	11,733	17,003
Net sales	$298,014	$239,825	$292,136

Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2021	2020	2019
Products transferred at a point in time	$298,014	$239,825	$292,136
Products transferred over time	—	—	—
Net sales	$298,014	$239,825	$292,136

Contract balances -Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)	2021	2020
Deferred revenue	$1,313	$1,245

Substantially all of the amounts of deferred revenue as of December 31, 2021 and December 31, 2020 were recognized as sales during the immediately following quarters, when control transferred.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2021	2020
(in thousands)
Trade receivables	$2,454	$3,253
Other	820	1,469
Total	3,274	4,722
Less: allowance for credit losses	(12)	(16)
Net accounts receivable	$3,262	$4,706

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers in 2021 and 2020 and also a state incentive receivable in 2020. Changes in the Company’s allowance for credit losses are disclosed in Schedule II on page 62 of this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

NOTE 4: INVENTORIES

Inventories consist of the following:

December 31,	2021	2020
(in thousands)
Raw materials and supplies	$42,231	$21,754
Work in process	14,390	11,378
Finished goods	16,640	9,178
Total inventories	$73,261	$42,310

The Company’s inventories have increased significantly in 2021 compared to the prior year due to insufficient critical components needed to adequately complete boats prior to shipment as a result of supply chain disruptions.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

	Estimated
December 31,	Useful Lives	2021	2020
(in thousands)
Land	N/A	$878	$878
Buildings	7-40	21,275	20,966
Operating equipment and property	3-15	13,455	12,923
Furniture and fixtures	5-7	2,779	2,560
Vehicles	5-10	7,861	7,677
Gross property, plant and equipment		46,248	45,004
Less: accumulated depreciation		(31,878)	(30,066)
Net property, plant and equipment		$14,370	$14,938

Depreciation expense was $1,816,000 in 2021, $1,954,000 in 2020 and $2,090,000 in 2019. The Company’s accounts payable for purchases of property and equipment was immaterial as of December 31, 2021, December 31, 2020 and December 31, 2019.

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2021	2020
(in thousands)
Accrued payroll and related expenses	$3,119	$4,458
Accrued sales incentives and discounts	1,214	3,292
Accrued warranty costs	4,641	5,030
Deferred revenue	1,313	1,245
Other	1,011	1,558
Total accrued expenses and other liabilities	$11,298	$15,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

NOTE 7: LONG-TERM DEBT

On November 12, 2021, the Company entered into a revolving credit agreement with Truist Bank which provides for a commitment of up to $20 million. The agreement includes (i) a $5 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35 million and EBITDA over the most recently completed twelve month period at the time of incurrence. The facility is secured by a first priority security interest in and lien on substantially all personal property of MPC and the guarantors including, without limitation, all accounts, inventory, equipment, general intangibles, goods, documents, contracts, trademarks, patents, copyrights, intercompany obligations, stock, securities and notes owned by borrower or any guarantor. The agreement will terminate on November 12, 2026.

Revolving borrowings under the agreement will accrue interest at a rate equal to one-month LIBOR plus the applicable percentage, as defined. The applicable percentage will be between 150 and 250 basis points for all loans based on MPC’s net leverage ratio. In addition, the Company pays facility fees under the agreement ranging from 25 to 45 basis points, based on MPC’s net leverage ratio, on the unused revolving commitment.

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of December 31, 2021, the Company was in compliance with these covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195,000 in 2021. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of non-current other assets. As of December 31, 2021, MPC had no outstanding borrowings under the revolving credit facility.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility were $10,000 in 2021.

NOTE 8: INCOME TAXES

The following table lists the components of the provision for income taxes:

Years ended December 31,	2021	2020	2019
(in thousands)
Current provision:
Federal	$7,176	$4,741	$6,637
State	346	582	202
Deferred (benefit) provision:
Federal	(248)	(410)	(715)
State	108	99	95
Total income tax provision	$7,382	$5,012	$6,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

Years ended December 31,	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.9	1.4	1.0
Research and experimentation credit	(0.9)	(1.5)	(1.2)
Non-deductible expenses	(0.8)	0.1	(0.7)
Change in contingencies	0.4	0.1	(0.1)
Adjustments related to vesting of restricted stock	(1.0)	(1.5)	(1.5)
Other	0.7	0.9	(0.5)
Effective tax rate	20.3%	20.5%	18.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2021	2020
(in thousands)
Deferred tax assets:
Warranty costs	$1,021	$1,107
Sales incentives and discounts	83	278
Stock-based compensation	780	717
Pension	3,196	2,365
State NOL’s	283	423
State credits	—	1,818
All others	506	635
Valuation allowance	—	(1,818)
Total deferred tax assets	5,869	5,525
Deferred tax liabilities:
Depreciation and amortization expense	(1,033)	(965)
Basis differences in joint venture	(444)	(485)
Net deferred tax assets	$4,392	$4,075

Total net income tax payments were $7,493,000 in 2021, $4,099,000 in 2020, and $7,330,000 in 2019. As of December 31, 2021, the Company had net operating loss carryforwards related to state income taxes of approximately $8.2 million (gross) that will expire between 2022 and 2034. The Company does not have a valuation allowance related to net operating loss carryforwards due to implemented tax planning strategies.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2021 and 2020.

During 2021, the Company recognized an increase in its liability for unrecognized tax benefits related primarily to prior year positions. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2021	2020
Balance at January 1	$401	$358
Additions based on tax positions related to the current year	32	34
Additions for tax positions of prior years	106	9
Balance at December 31	$539	$401

It is reasonably possible that the amount of the unrecognized benefits with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

under voluntary disclosure agreements, or conclusions of ongoing examinations or reviews. However, quantification of an estimated range cannot be made at this time.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2018 through 2020 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of changes related to the pension plan for the years ended December 31, 2021 and 2021 as follows:

	2021	2020
(in thousands)
Balance at beginning of the year	$(1,947)	$(2,748)
Change during the year:
Before-tax amount	(879)	250
Tax benefit	193	(30)
Reclassification adjustment, net of taxes
Amortization of net loss	57	76
Net realized loss	—	505
Total activity in the year	(629)	801
Balance at end of the year	$(2,576)	$(1,947)

NOTE 10: FAIR VALUE MEASUREMENTS

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

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. There are no available-for-sale securities held as of December 31, 2021 and 2020. Trading securities are comprised of SERP assets, as described in Note 12, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company. The expected holding period for these assets measured at net asset value is unknown. Trading securities were $12,264,000 as of December 31, 2021 and $10,622,000 as of December 31, 2020. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2021 there were no significant transfers in or out of levels 1, 2 or 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

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

Dealer Floor Plan Financing — To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party floor plan lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender. The Company had no repurchases of dealer inventory under contractual agreements during 2021 and 2020 as a result of dealer defaults.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is not to exceed 16 percent of the average net receivables financed by the floor plan lender for dealers during the prior 12 month period, which was $4.1 million as of December 31, 2021. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.4 million, with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $6.5 million as of December 31, 2021. This repurchase obligation risk is mitigated by the value of the boat repurchased.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $539,000 as of December 31, 2021 compared to $401,000 as of December 31, 2020.

Employment Agreement — The Company has a contractual agreement with one employee, that provides for a monthly payment to the employee equal to 10 percent of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. The expense under this agreement totaled approximately $4,765,000 in 2021, $3,586,000 in 2020 and $4,487,000 in 2019 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 12: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (“SERP”) - The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $9.7 million as of December 31, 2021 and $8.6 million as of December 31, 2020. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance underwriter, including fixed income securities and equity funds. The COLI policies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $12,264,000 as of December 31, 2021 and $10,622,000 as of December 31, 2020. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations. Trading gains related to the SERP assets totaled $1,643,000 in 2021, $906,000 in 2020 and $1,197,000 in 2019.

The SERP liabilities include participant deferrals net of distributions and are stated at a fair value of $15,564,000 as of December 31, 2021 and $12,524,000 as of December 31, 2020. The SERP liabilities are reported on the consolidated balance sheets in long-term pension liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized gains of $1,647,000 in 2021, $1,395,000 in 2020 and $1,501,000 in 2019.

Retirement Income Plan — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service prior to 2002.

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan and as such, the year-end pension obligation has been valued on a termination basis. Specifically, the actuaries utilized an approach based on their experience with other plan terminations that (i) estimated a take rate for lump sums; (ii) for those participants electing a lump-sum, calculated the amount using the November 2021 IRS segment rates and (iii) for those participants with annuities purchased, calculated the amount using estimated insurance settlement rates. We do not currently expect the Company to make any contributions to the Retirement Income Plan in 2022.

The Company’s fair value of the plan assets exceeded the projected benefit obligation for its Retirement Income Plan by $1,038,000 and thus the plan was over-funded as of December 31, 2021. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

December 31,	2021	2020
(in thousands)
ACCUMULATED BENEFIT OBLIGATION, END OF YEAR	$5,832	$5,576

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$5,576	$6,433
Service cost	—	—
Interest cost	147	230
Actuarial loss	347	622
Benefits paid	(238)	(264)
Settlement	—	(1,445)
Projected benefit obligation at end of year	$5,832	$5,576
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$7,351	$7,314
Actual return on plan assets	(243)	1,196
Employer contributions	—	550
Benefits paid	(238)	(264)
Settlements	—	(1,445)
Fair value of plan assets at end of year	$6,870	$7,351
Funded status at end of year	$1,038	$1,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

December 31,	2021	2020
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$1,038	$1,775
Current liabilities	—	—
Noncurrent liabilities	—	—
	$1,038	$1,775

The funded status of the Retirement Income Plan was recorded in the consolidated balance sheets in other assets as of both December 31, 2021 and December 31, 2020.

December 31,	2021	2020
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF:
Net loss	$3,303	$2,496
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$3,303	$2,496

The accumulated benefit obligation for the Retirement Income Plan as of December 31, 2021 and 2020 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan. As part of the plan termination, the Company expects to recognize a non-cash settlement charge for the remaining balance in the accumulated other comprehensive loss at that time.

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:

December 31,	2021	2020
(in thousands)
SERP liability	$(15,564)	$(12,524)
Funded status of Retirement Income Plan	—	—
Pension liabilities	$(15,564)	$(12,524)

Marine Products’ funding policy is to contribute to the Retirement Income Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. The Company did not contribute to the plan in 2021 and contributed $550,000 in 2020. The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2021	2020	2019
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost	147	230	255
Expected return on plan assets	(289)	(292)	(468)
Amortization of net losses	73	98	87
Settlement loss	—	647	—
Net periodic (benefit) cost	$(69)	$683	$(126)

The Company recognized pre-tax decreases to the funded status in accumulated other comprehensive income (loss) of $806,000 in 2021, $(899,000) in 2020 and $213,000 in 2019. There were no previously unrecognized prior service costs during 2021, 2020 and 2019. In 2020, the Company offered a limited lump-sum payment window for vested terminated participants who had terminated employment before July 1, 2020 and for active employees who reached age 59 ½ by December 1, 2020, with a vested balance. The participants at their election, could received their vested balance either immediately as a lump-sum or a monthly annuity payment. Non-cash settlement charges of $0.6 million recorded for the year ended December 31, 2020 and shown above represent the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

accelerated recognition of actuarial losses previously reflected in accumulated other comprehensive loss. The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

(in thousands)	2021	2020	2019
Net loss (gain)	$879	$(154)	$300
Amortization of net loss	(73)	(98)	(87)
Net transition obligation (asset)	—	—	—
Settlement loss	—	(647)	—
Amount recognized in accumulated other comprehensive income (loss)	$806	$(899)	$213

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2021	2020	2019
PROJECTED BENEFIT OBLIGATION:
Discount rate	N/A (1)	2.70%	3.70%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST:
Discount rate	2.70%	3.70%	4.65%
Expected return on plan assets	4.00%	4.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

(1) Projected benefit obligation as of December 31, 2021 reflects proposed termination of the Plan and is calculated based on various assumptions in accordance with the Plan agreement.

The Company’s expected return on assets assumption is derived from a detailed periodic assessment by its management and investment advisor. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the assessment considers recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its assessment, the Company has concluded that its expected long-term return assumption of four percent is reasonable.

The plan’s weighted average asset allocation at December 31, 2021 and 2020 by asset category along with the target allocation for 2022 are as follows:

				Percentage of	Percentage of
				Plan Assets as of	Plan Assets as of
	Target Allocation			December 31,	December 31,
Asset Category	for 2022			2021	2020
Cash and Cash Equivalents	0%	-	5.0%	1.4%	2.0%
Fixed Income Securities	15.0%	-	100.0%	98.6	98.0
Total				100.0%	100.0%

The Company’s investments consist primarily of fixed-income securities that include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets while minimizing the level of risk to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to fixed income funds in which the underlying securities are marketable, to achieve this target allocation.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2021 and 2020. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 10 for a brief description of the three levels under the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Fair Value Hierarchy as of December 31, 2021:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$87	$87	$—
Fixed Income Securities	(2)	6,783	—	6,783
Total Assets in the Fair Value Hierarchy		$6,870	$87	$6,783

Fair Value Hierarchy as of December 31, 2020:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$138	$138	$—
Fixed Income Securities	(2)	7,213	—	7,213
Total Assets in the Fair Value Hierarchy		$7,351	$138	$7,213

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2022	$1,829
2023	4,192
2024	—
2025	—
2026	—
2027-2031	$—

401(k) Plan— Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. Effective January 1, 2019, the Company began matching 100 percent of employee’s contributions for each dollar of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation, and fifty percent for each dollar of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the Company’s contributions after three years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were $976,000 in 2021, $603,000 in 2020 and $796,000 in 2019.

Stock Incentive Plan— The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2021, there were 1,382,000 shares available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was approximately $2,289,000 ($1,785,000 after tax) for 2021, $3,102,000 ($2,420,000 after tax) for 2020, and $2,123,000 ($1,656,000 after tax) for 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2004. There were no options exercised in 2021, 2020 or 2019 and there are no stock options outstanding as of December 31, 2021.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2021:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2021	678,220	$12.89
Granted	189,750	16.55
Vested	(194,800)	10.25
Forfeited	(1,800)	11.76
Non-vested shares at December 31, 2021	671,370	$14.70

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2020:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2020	815,540	$11.29
Granted	179,000	15.00
Vested	(310,520)	9.91
Forfeited	(5,800)	13.09
Non-vested shares at December 31, 2020	678,220	$12.89

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $16.55 in 2021, $15.00 in 2020 and $17.21 in 2019. The total fair value of shares vested was approximately $3,174,000 in 2021, $4,431,000 in 2020 and $3,818,000 during 2019.

For the year ending December 31, 2021 approximately $341,000 of excess tax benefits for stock-based compensation awards were recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $363,000 for the year ending December 31, 2020.

Other Information— As of December 31, 2021 total unrecognized compensation cost related to non-vested restricted shares was approximately $7,821,000 which is expected to be recognized over a weighted-average period of 3.3 years.

NOTE 13: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $867,000 in 2021, $846,000 in 2020, and $865,000 in 2019. The Company’s payable to RPC for these services was $87,000 as of December 31, 2021 and $49,000 as of December 31, 2020. Many of the Company’s directors are also directors of RPC and the Company’s executive officers are employees of both the Company and RPC.

The Employee Benefits Agreement provides for, among other things, the Company’s employees to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $160,000 in 2021, $160,000 in 2020 and $159,000 2019 for the corporate aircraft. The Company has a payable to 255 RC LLC of $1.4 million as of December 31, 2021 and $1.2 million as of December 31, 2020. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2021, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings was approximately $521,000.

A group that includes the Company’s Chairman of the Board, Gary W. Rollins, who is also director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

NOTE 14: LEASES

The Company recognizes leases with a duration greater than 12 months on the balance sheet with a right-of-use asset and liability at the present value of lease payments over the term. Renewal options are factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. The Company’s lease population consists primarily of office equipment. The Company does not have any finance leases. As of December 31, 2021, the Company had no operating leases that had not yet commenced.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

		December 31,
	Classification on Consolidated Balance Sheet	2021	2020
(in thousands)
Assets:
Operating lease right-of-use assets	Other assets	$72	$124

Liabilities:
Current portion of operating lease liabilities	Accrued expenses and other liabilities	$54	$52
Long-term operating lease liabilities	Other long-term liabilities	17	70
Total lease liabilities		$71	$122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Lease Costs:

The components of lease expense are included in selling, general and administrative expenses in the consolidated statements of operations as disclosed below:

Year ended December 31,	2021	2020
(in thousands)
Operating lease cost	$55	$54
Short-term lease cost	—	2
Total lease cost	$55	$56

Other information:

As of December 31,	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$52	$49
ROU assets obtained in exchange for operating lease liabilities (in thousands)	—	14
Weighted average remaining lease term - operating leases (years)	1.6	2.5
Weighted average discount rate - operating leases	3.40%	3.48%

Lease Commitments:

Maturity of lease liabilities - Operating Leases:

As of December 31,	2021	2020
(in thousands)
2021	$—	$55
2022	55	55
2023	13	13
2024	3	3
2025	1	1
Total lease payments	72	127
Less: Amounts representing interest	(1)	(5)
Present value of lease liabilities	$71	$122

The Company is party to an operating lease as the lessor for certain real estate leased to a third party with an initial term of 36 months. The lease requires fixed monthly payments and does not contain clauses for future rent escalations or renewal options. There are no terms and conditions under which the lessee has the option to purchase this asset. As of December 31, 2021, projected future lease income on this lease totaled $58,875 scheduled to be received in 2022. During the years ended December 31, 2021 and 2020, the Company recorded rental income of $236 thousand that is classified as part of selling, general and administrative expenses on the consolidated statements of operations.

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

As of the end of the period covered by this report, December 31, 2021 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 28 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2021 and issued a report thereon which is included on page 29 of this report.

Changes in internal control over financial reporting — Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and director nominees will be included in the Marine Products Proxy Statement for its 2022 Annual Meeting of Stockholders, in the section titled “Election of Directors.” Information regarding procedures by which security holders may recommend nominees to the Company’s board of directors will be set forth in the Proxy Statement in the section titled “Corporate Governance and Board of Directors, Committees And Meetings – Director Nominations.” This information is incorporated herein by reference. Information about executive officers is contained under Item 4A of Part I of this document

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2022 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2022 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management, and all directors and executive officers as a group, will be included in the Marine Products Proxy Statement for its 2022 Annual Meeting of Stockholders in the section titled “Stock Ownership of Certain Beneficial Owners and Management.” Such ownership information with respect to individual directors and nominees shall be set forth in the same document in the section titled “Election of Directors.” This information is incorporated herein by reference. Arrangements known to the Company, if any, the operation of which may at a subsequent date result in a change in control of the Company will be included in the Marine Products Proxy Statement for its 2022 Annual Meeting of Stockholders in the section titled “Certain Relationships and Related Party Transactions”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2021.

(C)
Number of Securities
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Securities To	Weighted Average	Equity Compensation
	Be Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by security holders	—	$—	1,381,750	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,381,750

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 12: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2022 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2022 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Registered Public Accounting Firm” in the Marine Products Proxy Statement for its 2022 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit
Number	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2021, formatted in Inline XBRL

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
February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell	President and Chief Executive Officer	February 28, 2022
Richard A. Hubbell	(Principal Executive Officer)

/s/ Ben M. Palmer	Vice President, Chief Financial Officer and Corporate Secretary	February 28, 2022
Ben M. Palmer	(Principal Financial and Accounting Officer)

The Directors of Marine Products Corporation (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

Gary W. Rollins, Director	Timothy C. Rollins, Director
Susan R. Bell, Director	Pamela R. Rollins, Director
Patrick J. Gunning, Director	Jerry W. Nix, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 28, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2021, 2020 and 2019
	Balance at	Charged to	Net	Balance
	Beginning	Costs and	(Write-Offs)/	at End of
Description	of Period	Expenses	Recoveries	Period
Year ended December 31, 2021
Credit loss allowance for accounts receivable	$16	$—	$(4)	$12
Deferred tax asset valuation allowance	$1,818	$—	$(1,818)	$—
Year ended December 31, 2020
Credit loss allowance for accounts receivable	$20	$8	$(12)	$16
Deferred tax asset valuation allowance	$1,818	$—	$—	$1,818
Year ended December 31, 2019
Credit loss allowance for accounts receivable	$25	$14	$(19)	$20
Deferred tax asset valuation allowance	$2,794	$—	$(976)	$1,818