Form 10-Q
period 2022-03-31
MARINE PRODUCTS CORP
filed 2022-04-29
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of April 22, 2022, Marine Products Corporation had 34,142,479 shares of common stock outstanding.

Marine Products Corporation

-MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(In thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS		(Note 1)

Cash and cash equivalents	$13,622	$14,102
Accounts receivable, net of allowance for doubtful accounts of $12 in 2022 and $12 in 2021	8,564	3,262
Inventories	78,179	73,261
Income taxes receivable	1,705	10
Prepaid expenses and other current assets	1,917	2,474
Total current assets	103,987	93,109
Property, plant and equipment, net of accumulated depreciation of $32,351 in 2022 and $31,878 in 2021	14,100	14,370
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	3,887	4,392
Other assets	15,924	17,197
Total assets	$141,671	$132,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$12,434	$6,771
Accrued expenses and other liabilities	12,332	11,298
Total current liabilities	24,766	18,069
Pension liabilities	14,742	15,564
Other long-term liabilities	740	683
Total liabilities	40,248	34,316

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,142,479 shares in 2022 and 33,992,054 shares in 2021	3,414	3,399
Capital in excess of par value	—	—
Retained earnings	100,563	97,702
Accumulated other comprehensive loss	(2,554)	(2,576)
Total stockholders’ equity	101,423	98,525
Total liabilities and stockholders’ equity	$141,671	$132,841

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net sales	$76,612	$78,375
Cost of goods sold	58,217	59,913
Gross profit	18,395	18,462
Selling, general and administrative expenses	9,240	8,437
Operating income	9,155	10,025
Interest (expense) income	(17)	8
Income before income taxes	9,138	10,033
Income tax provision	2,075	1,936
Net income	$7,063	$8,097

Earnings per share
Basic	$0.21	$0.24
Diluted	$0.21	$0.24
Dividends paid per share	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net income	$7,063	$8,097
Other comprehensive income, net of taxes:
Pension adjustment	22	14
Comprehensive income	$7,085	$8,111

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2021	33,993	$3,399	$—	$97,702	$(2,576)	$98,525
Stock issued for stock incentive plans, net	211	21	589	—	—	610
Stock purchased and retired	(60)	(6)	(589)	(107)	—	(702)
Net income	—	—	—	7,063	—	7,063
Pension adjustment, net of taxes	—	—	—	—	22	22
Dividends paid	—	—	—	(4,095)	—	(4,095)
Balance, March 31, 2022	34,144	$3,414	$—	$100,563	$(2,554)	$101,423

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$7,063	$8,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	472	447
Stock-based compensation expense	610	553
Deferred income tax benefit	499	154
(Increase) decrease in assets:
Accounts receivable	(5,302)	(3,021)
Income taxes receivable	(1,695)	(551)
Inventories	(4,918)	(3,620)
Prepaid expenses and other current assets	557	(214)
Other non-current assets	1,315	(232)
Increase (decrease) in liabilities:
Accounts payable	5,663	4,768
Accrued expenses and other liabilities	1,032	999
Other long-term liabilities	(777)	747
Net cash provided by operating activities	4,519	8,127

INVESTING ACTIVITIES
Capital expenditures	(202)	(236)
Net cash used for investing activities	(202)	(236)

FINANCING ACTIVITIES
Payment of dividends	(4,095)	(3,398)
Cash paid for common stock purchased and retired	(702)	(1,050)
Net cash used for financing activities	(4,797)	(4,448)

Net (decrease) increase in cash and cash equivalents	(480)	3,443
Cash and cash equivalents at beginning of period	14,102	31,573
Cash and cash equivalents at end of period	$13,622	$35,016

Supplemental information:
Income tax payments, net	$3,395	$2,534

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products,” the “Company” or “MPC”) on Form 10-K for the year ended December 31, 2021.

A group that includes the Company’s Chairman of the Board, Gary W. Rollins, and certain companies under his control, controls in excess of fifty percent of the Company’s voting power.

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following Accounting Standards Updates (ASUs):

Recently Issued Accounting Standards Not Yet Adopted:

ASU No. 2020-04 — Reference Rate Reform (Topic 848). The amendments in this ASU, provides optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or other reference rate that is expected to be discontinued due to reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company plans to adopt these provisions when LIBOR is discontinued and does not expect adoption to have a material impact on its consolidated financial statements.

ASU No. 2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The company plans to adopt these provisions prospectively to business combinations occurring after January 1, 2023 and does not expect adoption to have a material impact on its consolidated financial statements.

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

Disaggregation of revenues:

The following table disaggregates our sales by major source (in thousands):

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Boats and accessories	$75,405	$77,259
Parts	1,207	1,116
Net sales	$76,612	$78,375

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Domestic	$72,500	$74,364
International	4,112	4,011
Net sales	$76,612	$78,375

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Products transferred at a point in time	$76,612	$78,375
Products transferred over time	—	—
Net sales	$76,612	$78,375

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

	March 31,	December 31,
(in thousands)	2022	2021
Deferred revenue	$1,880	$1,313

Substantially all of the amounts of deferred revenue disclosed above were or will be recognized as sales during the immediately following quarters, respectively, when control is transferred.

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

	Three months ended
	March 31,
(In thousands)	2022	2021
Net income available for stockholders:	$7,063	$8,097
Less: Adjustments for earnings attributable to participating securities	(142)	(158)
Net income used in calculating earnings per share	$6,921	$7,939

Weighted average shares outstanding (including participating securities)	34,100	33,958
Adjustment for participating securities	(693)	(671)
Shares used in calculating basic and diluted earnings per share	33,407	33,287

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2022, there were approximately 1,170,650 shares available for grant.

Stock-based compensation for the three months ended March 31, 2022 and 2021 were as follows:

Restricted Stock

	Three months ended March 31,
(in thousands)	2022	2021
Pre – tax cost	$610	$553
After tax cost	$476	$431

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2022:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2021	671,370	$14.70
Granted	215,800	11.68
Vested	(178,500)	11.98
Forfeited	(4,700)	14.54
Non-vested shares at March 31, 2022	703,970	$14.46

The total fair value of shares vested was approximately $2,066,000 during the three months ended March 31, 2022 and approximately $3,168,000 during the three months ended March 31, 2021.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of March 31, 2022, total unrecognized compensation cost related to non-vested restricted shares was approximately $9,732,000. This cost is expected to be recognized over a weighted-average period of 4.0 years.

For the three months ended March 31, 2022, approximately $3,000 of excess tax benefit for stock-based compensation awards was recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $285,000 for the three months ended March 31, 2021.

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

An analysis of the warranty accruals for the three months ended March 31, 2022 and 2021 is as follows:

(in thousands)	2022	2021
Balance at beginning of period	$4,641	$5,030
Less: Payments made during the period	(1,119)	(923)
Add: Warranty provision for the period	1,016	922
Changes to warranty provision for prior periods	81	124
Balance at March 31	$4,619	$5,153

The warranty accruals are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases under the contractual agreements during the three months ended March 31, 2022 and 2021.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to a minimum of $8 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.0 million as of March 31, 2022. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $10.4 million as of March 31, 2022.

7.    BUSINESS SEGMENT INFORMATION

The Company has one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.    INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2022	2021
(in thousands)
Raw materials and supplies	$33,255	$42,231
Work in process	18,621	14,390
Finished goods	26,303	16,640
Total inventories	$78,179	$73,261

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

Income tax provision for the first quarter of 2022 reflects an effective tax rate of 22.7 percent, compared to an effective rate of 19.3 percent for the comparable period in the prior year. The increase in the effective rate during the first quarter of 2022 is primarily due to unfavorable permanent adjustments together with detrimental discrete adjustments compared to the same period of 2021.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer Retirement Income Plan, a trusteed defined benefit pension plan, sponsored by RPC, Inc. (“RPC”). The following represents the net periodic cost (benefit) and related components for the plan for the three months ended March 31, 2022 and 2021.

	Three months ended
	March 31,
(in thousands)	2022	2021
Interest cost	$33	$37
Expected return on plan assets	—	(72)
Amortization of net losses	28	18
Net periodic (benefit) cost	$61	$(17)

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan, which are expected to be completed in early 2023. The Company currently expects that no additional cash contributions to the plan will be required. As of the plan termination completion date, the Company will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the plan which was approximately $3.3 million as of March 31, 2022. The final amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the plan net losses. For the year ending December 31, 2022, the Company is utilizing an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected plan termination.

The Company did not contribute to this plan during the three months ended March 31, 2022 and 2021.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling approximately $11,037,000 as of March 31, 2022 and $12,264,000 as of December 31, 2021. Trading losses related to the SERP assets totaled approximately $1,227,000 during the three months ended March 31, 2022, compared to trading gains of approximately $63,000 during the three months ended March 31, 2021. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of approximately $14,742,000 as of March 31, 2022 and $15,564,000 as of December 31, 2021. The SERP liabilities are reported on the consolidated balance sheets in long-term pension liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $1,265,000 during the three months ended March 31, 2022, compared to unrealized gains of approximately $163,000 during the three months ended March 31, 2021.

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

Trading securities are comprised of SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company or investment company. The trading securities were $11,037,000 as of March 31, 2022 and $12,264,000 as of December 31, 2021. Significant observable inputs, in addition to quoted market prices, are used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of pension adjustments as follows:

	Three months ended
	March 31,
(in thousands)	2022	2021
Balance at beginning of the period	$(2,576)	$(1,947)
Change during the period:
Before-tax amount	—	—
Tax provision	—	—
Reclassification adjustment, net of taxes
Amortization of net loss (1)	22	14
Total activity for the period	22	14
Balance at end of the period	$(2,554)	$(1,933)
(1)	Reported as part of selling, general and administrative expenses.

13.  LONG-TERM DEBT

On November 12, 2021, the Company entered into a revolving credit agreement with Truist Bank which provides for a commitment of up to $20 million. The agreement includes (i) a $5 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35 million and consolidated EBITDA over the most recently completed twelve month period at the time of incurrence. The facility is secured by a first priority security interest in and lien on substantially all personal property of MPC and the guarantors including, without limitation, all accounts, inventory, equipment, general intangibles, goods, documents, contracts, trademarks, patents, copyrights, intercompany obligations, stock, securities and notes owned by borrower or any guarantor. The agreement will terminate on November 12, 2026.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of March 31, 2022, the Company was in compliance with these covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195,000. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of non-current other assets. MPC had no outstanding borrowings under the revolving credit facility as of March 31, 2022 and December 31, 2021.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility were $22,000, of which $7,000 was paid, for the three months ended March 31, 2022.

14.  SUBSEQUENT EVENT

On April 26, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable June 10, 2022 to common stockholders of record at the close of business May 10, 2022.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

Our net sales of $76.6 million were 2.2 percent lower during the first quarter of 2022 compared to the first quarter of 2021 primarily due to a 20.9 percent decrease in number of units sold and a decrease in parts and accessories sales, substantially offset by an increase in the average selling price per boat. In spite of strong dealer and consumer demand, unit sales volumes in most of our product categories were negatively impacted during the first quarter of 2022 as we worked diligently to overcome significant supply chain challenges to receive key components required to complete final assembly and deliver boats on a timely basis. These challenges, coupled with driver shortages have impacted our ability to deliver boats on a normal schedule. Average selling price per boat during the first quarter of 2022 increased by 23.3 percent compared to the first quarter of 2021 due to price increases during the 2022 model year necessitated by raw materials and labor cost increases, as well as a favorable model mix of larger boats which are in high demand.

Cost of goods sold as a percentage of net sales improved slightly to 76.0 percent of net sales for the three months ended March 31, 2022 from 76.4 percent for the comparable period in 2021, primarily due to a favorable model mix and price increases.

Operating income decreased 8.7 percent to $9.2 million during the first quarter of 2022 from $10.0 million during the same period in the prior year primarily due to higher selling, general and administrative expenses. Selling, general and administrative expenses increased 9.5 percent during the first quarter of 2022 as compared to the same period in the prior year primarily due to higher boat show expenses as well as increased employment costs.

OUTLOOK

The discussion of the outlook for 2022 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

In spite of strong consumer demand, retail sales in 2021 declined slightly compared to retail sales in 2020. The Company believes that this decline was caused by the industry’s supply chain and labor problems which prevented recreational boat manufacturers from producing sufficient units in 2021 to meet retail and consumer demand. These problems have continued during the first quarter of 2022 and may continue to negatively impact the industry’s ability to manufacture boats during the remainder of 2022. The overall cost of boat ownership has increased over the last several years. In particular, the cost to purchase a boat has increased because of increased materials and labor costs and higher interest rates, which increase the financing costs of boat ownership. In addition, the price of fuel increased during 2021 and again more significantly early in 2022, which increases the cost of operating a boat. The higher cost of boat ownership may discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. Marine Products reduced the number of models in its portfolio for the 2022 model year, which began in the third quarter of 2021, in order to increase production efficiency. In addition, the average size of the models the Company is producing has increased in the 2022 model year in response to evolving retail demand and the changes to the model portfolio.

In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. There were a limited number of winter boat shows during the first quarter of 2022 due to ongoing pandemic-related restrictions, although there were more boat shows than in 2021, and we and our dealers attended all of the shows that were conducted. We plan to continue to develop and produce additional new products for subsequent model years.

Due to strong demand across the recreational sector, key materials and components are in tight supply. Supply chain disruptions impacted our production and sales during 2021 and the first quarter of 2022, and we believe that these challenges will continue to impact our production and sales throughout 2022. In addition, supply chain challenges have caused delays in the receipt of key components required to efficiently complete the final assembly of a significant percentage of our boats. Also, our delivery of completed boats has been negatively impacted by driver shortages. These issues have caused our working capital requirements to increase significantly. At the present time, we do not know when these problems will be resolved, so we are concentrating on production and delivery scheduling that will decrease our inventory levels to the extent possible.

Our financial results during 2022 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations, the health of American consumers and economic recovery from the pandemic, and potential changes in consumer behavior as society recovers from the pandemic. Additional factors that could impact our results include interest rates, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Total number of boats sold	916	1,158
Average gross selling price per boat (in thousands)	$73.5	$59.6
Net sales (in thousands)	$76,612	$78,375
Percentage of cost of goods sold to net sales	76.0%	76.4%
Gross profit margin percent	24.0%	23.6%
Percentage of selling, general and administrative expenses to net sales	12.1%	10.8%
Operating income (in thousands)	$9,155	$10,025
Warranty expense (in thousands)	$1,097	$1,046

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

Net sales for the three months ended March 31, 2022 decreased $1.8 million or 2.2 percent compared to the same period in 2021. The change in net sales during the quarter compared to the prior year was due primarily to a 20.9 percent decrease in the number of units sold substantially offset by an increase in the average gross selling price per boat. In spite of strong dealer and consumer demand, unit sales volumes in most of our product categories were negatively impacted during the first quarter of 2022 as we worked diligently to overcome significant supply chain challenges to receive key components required to complete final assembly and deliver boats on a timely basis. These challenges coupled with driver shortages have impacted our ability to deliver boats on a normal schedule. Average selling price per boat during the first quarter of 2022 increased by 23.3 percent compared to the first quarter of 2021 due to price increases during the 2022 model year necessitated by raw materials and labor cost increases, as well as a favorable model mix of larger boats which are in high demand. Domestic net sales decreased 2.5 percent to $72.5 million and international sales increased 2.5 percent to $4.1 million compared to the first quarter of the prior year. In the first quarter of 2022, net sales outside of the United States accounted for 5.4 percent of net sales compared to 5.1 percent of net sales in the first quarter of 2021. International sales remain low due in part to continued tariffs imposed on boat imports into Mexico and the European Union.

Cost of goods sold for the three months ended March 31, 2022 was $58.2 million compared to $59.9 million for the comparable period in 2021, a decrease of $1.7 million or 2.8 percent. Cost of goods sold as a percentage of net sales improved slightly to 76.0 percent of net sales for the three months ended March 31, 2022 from 76.4 percent for the comparable period in 2021, due to a favorable model mix and price increases.

Selling, general and administrative expenses for the three months ended March 31, 2022 were $9.2 million compared to $8.4 million for the comparable period in 2021, an increase of $0.8 million or 9.5 percent. This increase was primarily due to higher boat show expenses as well as increased employment costs in the first quarter of 2022 compared to the same period of the prior year. Selling, general and administrative expenses as a percentage of net sales increased to 12.1 percent in the first quarter of 2022 from 10.8 percent in the first quarter of 2021.

Operating income for the three months ended March 31, 2022 was $9.2 million compared to $10.0 million in the same period in 2021.

Interest (expense) income, net for the three months ended March 31, 2022 decreased to interest expense of $17 thousand from interest income of $8 thousand the prior year. Interest expense for the three months ended March 31, 2022 is recorded for the revolving credit facility, including fees on the unused portion of the facility. Additionally, Marine Products generates interest income primarily from investments of excess cash in money market funds.

Income tax provision for the first quarter of 2022 reflects an effective tax rate of 22.7 percent compared to 19.3 percent for the comparable period in the prior year. The increase in the effective tax rate during the three months ended March 31, 2022 is primarily due to unfavorable permanent adjustments and detrimental discrete adjustments in the first quarter of 2022 compared to the same period of 2021.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2022 were $13.6 million compared to $14.1 million at December 31, 2021. The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$4,519	$8,127
Net cash used for investing activities	(202)	(236)
Net cash used for financing activities	$(4,797)	$(4,448)

Cash provided by operating activities for the three months ended March 31, 2022 of $4.5 million includes net income of $7.1 million partially offset by a net unfavorable change in the primary components of our working capital (including accounts receivable, inventories and accounts payable) of $4.6 million. This net unfavorable change is due primarily to increases in accounts receivable due to the timing of receipts and inventories due to increased production levels and supply chain challenges of critical components needed to complete boats on a timely basis, partially offset by an increase in accounts payable consistent with higher production levels and the timing of payments.

Cash used for investing activities for the three months ended March 31, 2022 of $0.2 million representing capital expenditures was similar to the same period in 2021.

Cash used for financing activities for the three months ended March 31, 2022 increased $0.3 million compared to the three months ended March 31, 2021 primarily due to increased dividends per share paid to common shareholders partially offset by a reduction in stock repurchased related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, cash generated by operations and the Company’s revolving credit facility will provide sufficient capital to meet the Company’s requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash Requirements

The Company currently expects that capital expenditures in 2022 will be approximately $3.0 million, of which $0.2 million has been spent through March 31, 2022.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not contribute to this plan during the first three months of 2022. During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan, which are expected to be completed in early 2023. The Company currently expects that no additional cash contributions to the plan will be required. As of the plan termination completion date, the Company will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the plan which was approximately $3.3 million as of March 31, 2022. The final amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the plan net losses. For the year ending December 31, 2022, the Company is utilizing an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected plan termination.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of March 31, 2022, there are 1,570,428 shares that remain available for repurchase under the current authorization. There were no shares repurchased under this program during the first three months of 2022.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

On April 26, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable June 10, 2022 to common stockholders of record at the close of business May 10, 2022. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the three months ended March 31, 2022 and March 31, 2021.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to minimum of $8 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.0 million as of March 31, 2022. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $10.4 million as of March 31, 2022.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $253 thousand for the three months ended March 31, 2022 and approximately $219 thousand for the three months ended March 31, 2021.

Marine Products and RPC own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $40 thousand for the three months ended March 31, 2022 and March 31, 2021.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in the critical accounting policies since year-end.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

During 2021 and the first quarter of 2022, inflation in the general economy has increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages and U.S. fiscal policy. As a result, the market prices of the raw materials used by the Company’s manufacturing processes have increased. In addition, the Company purchases components of which there are a limited number of suppliers, most of whom are experiencing significant customer orders impacting their ability to provide needed supply quantities. The costs of most of these components have increased as demand from recreational boat manufacturers has increased and supply chains have remained constrained. These cost increases are exacerbated by higher transportation costs, which are included in the total cost of these components. In response to historically high consumer demand as well as higher raw materials and components costs, the Company has increased the prices for its products periodically beginning in the third quarter of 2021. The Company’s price increases during this period have had no discernible impact on the Company’s sales due to high consumer demand and strong order backlogs, so they have allowed Marine Products to maintain its profit margins. However, if the Company is forced to continue raising the prices of its products due to increased raw materials and component costs, it may not be able to continue to pass these increased costs along to dealers and consumers, which could impact the Company’s profit margins. Furthermore, such higher product prices may compel consumers to choose smaller boats, boats with fewer features or delay the purchase of a boat altogether.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. The Company believes that the recent increase in inflation and the Federal Reserve’s current actions to raise interest rates create a risk to retail demand for recreational boats. However, we do not believe that this risk will impact production and sales in the near future due to other factors, such as historically low dealer inventories, high dealer order backlog, and indications of consumer demand that extend beyond the 2022 retail selling season.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation: our plans to closely monitor dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our belief that our financial results are affected by consumer confidence; our belief that the strong retail demand for new recreational boats will continue during 2022 because of the ongoing impact on consumer preferences caused by the COVID-19 pandemic and will endure during the foreseeable future; our belief that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity which does not involve large groups of people; our belief that in spite of strong consumer demand, retail sales in 2021 declined slightly compared to retail sales in 2020 because of the industry’s supply chain and labor problems which prevented recreational boat manufacturers from producing sufficient units in 2021 to meet retail and dealer demand; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our plans to continue to develop and produce additional new products for subsequent model years; our belief that supply chain disruptions will continue to impact our production and sales throughout 2022; our belief that our financial results during 2022 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations, the health of American consumers and economic recovery from the pandemic, and potential changes in consumer behavior as society recovers from the pandemic; our belief that additional factors could impact our financial results, including interest rates, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations and the Company’s revolving credit facility will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations that capital expenditures in 2022 will be approximately $3.0 million; our expectation about contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2022 and beyond; our expectation to continue to pay cash dividends to common stockholders; statements regarding the potential fluctuations in costs of raw materials and their effect on the costs of manufacturing our products and profit margins; our belief that our price increase will allow us to maintain or improve our profit margins and have no material impact on consumer demand; our belief about the risks of inflation and increases in interest

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

rates; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on the financial position, results of operations or liquidity of Marine Products.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the impact of the COVID-19 pandemic on the economy, our manufacturing operations and our supply chain; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and recent U.S. Government action concerning tariffs on goods; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, such as hydrocarbon feedstocks, copper, and steel, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership and prospective buyers may choose to forego or delay boat purchases; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021.

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

As of the end of the period covered by this report, March 31, 2022 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
	Total			Purchased as	Shares (or Units)
	Number of		Average	Part of Publicly	that May Yet Be
	Shares		Price Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs	Programs (1)
January 1, 2022 to January 31, 2022	60,675	(2)	$11.56	—	1,570,428
February 1, 2022 to February 28, 2022	—		—	—	1,570,428
March 1, 2022 to March 31, 2022	—		—	—	1,570,428
Totals	60,675		$11.56	—	1,570,428
(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. During the first quarter of 2021, there were no shares repurchased in the open market under this program and there are 1,570,428 shares that remain available for repurchase. The program does not have a predetermined expiration date.
(2)	Represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

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

3.2	Amended and Restated By-laws of Marine Products Corporation dated October 26, 2021 (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed October 29, 2021).

4

Restated Form of Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement to the Form 10 filed on February 13, 2001).

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

Date: April 29, 2022	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2022	/s/ Ben M. Palmer
Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)