Form 10-Q
period 2022-06-30
MARINE PRODUCTS CORP
filed 2022-07-29
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of July 22, 2022, Marine Products Corporation had 34,238,382 shares of common stock outstanding.

Marine Products Corporation

-MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(In thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS		(Note 1)

Cash and cash equivalents	$21,568	$14,102
Accounts receivable, net of allowance for doubtful accounts of $12 in 2022 and 2021	9,344	3,262
Inventories	78,271	73,261
Income taxes receivable	77	10
Pension plan assets	971	—
Prepaid expenses and other current assets	2,164	2,474
Total current assets	112,395	93,109
Property, plant and equipment, net of accumulated depreciation of $32,814 in 2022 and $31,878 in 2021	14,232	14,370
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	5,372	4,392
Other assets	13,831	17,197
Total assets	$149,603	$132,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$11,573	$6,771
Accrued expenses and other liabilities	14,912	11,298
Total current liabilities	26,485	18,069
Pension and retirement plans liabilities	13,942	15,564
Other long-term liabilities	1,052	683
Total liabilities	41,479	34,316

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,238,382 shares in 2022 and 33,992,054 shares in 2021	3,424	3,399
Capital in excess of par value	—	—
Retained earnings	107,232	97,702
Accumulated other comprehensive loss	(2,532)	(2,576)
Total stockholders’ equity	108,124	98,525
Total liabilities and stockholders’ equity	$149,603	$132,841

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$95,813	$67,259	$172,425	$145,634
Cost of goods sold	72,816	52,651	131,033	112,564
Gross profit	22,997	14,608	41,392	33,070
Selling, general and administrative expenses	9,883	7,245	19,123	15,682
Operating income	13,114	7,363	22,269	17,388
Interest (expense) income	(7)	10	(24)	18
Income before income taxes	13,107	7,373	22,245	17,406
Income tax provision	3,152	1,579	5,227	3,515
Net income	$9,955	$5,794	$17,018	$13,891

Earnings per share
Basic	$0.29	$0.17	$0.50	$0.41
Diluted	$0.29	$0.17	$0.50	$0.41
Dividends paid per share	$0.12	$0.12	$0.24	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$9,955	$5,794	$17,018	$13,891
Other comprehensive income, net of taxes:
Pension adjustment	22	14	44	28
Comprehensive income	$9,977	$5,808	$17,062	$13,919

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2021	33,993	$3,399	$—	$97,702	$(2,576)	$98,525
Stock issued for stock incentive plans, net	211	21	589	—	—	610
Stock purchased and retired	(60)	(6)	(589)	(107)	—	(702)
Net income	—	—	—	7,063	—	7,063
Pension adjustment, net of taxes	—	—	—	—	22	22
Dividends paid	—	—	—	(4,095)	—	(4,095)
Balance, March 31, 2022	34,144	3,414	—	100,563	(2,554)	101,423
Stock issued for stock incentive plans, net	94	10	810	—	—	820
Stock purchased and retired	—	—	(810)	810	—	—
Net income	—	—	—	9,955	—	9,955
Pension adjustment, net of taxes	—	—	—	—	22	22
Dividends paid	—	—	—	(4,096)	—	(4,096)
Balance, June 30, 2022	34,238	$3,424	$—	$107,232	$(2,532)	$108,124

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2020	33,869	$3,387	$—	$83,079	$(1,947)	$84,519
Stock issued for stock incentive plans, net	189	18	535	—	—	553
Stock purchased and retired	(64)	(6)	(535)	(509)	—	(1,050)
Net income	—	—	—	8,097	—	8,097
Pension adjustment, net of taxes	—	—	—	—	14	14
Dividends paid	—	—	—	(3,398)	—	(3,398)
Balance, March 31, 2021	33,994	3,399	—	87,269	(1,933)	88,735
Stock issued for stock incentive plans, net	—	—	571	—	—	571
Stock purchased and retired	—	—	(571)	570	—	(1)
Net income	—	—	—	5,794	—	5,794
Pension adjustment, net of taxes	—	—	—	—	14	14
Dividends paid	—	—	—	(4,077)	—	(4,077)
Balance, June 30, 2021	33,994	$3,399	$—	$89,556	$(1,919)	$91,036

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$17,018	$13,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	936	897
Stock-based compensation expense	1,430	1,124
Deferred income tax benefit	(992)	(125)
(Increase) decrease in assets:
Accounts receivable	(6,082)	(3,235)
Income taxes receivable	(67)	(14,799)
Inventories	(5,010)	(508)
Prepaid expenses and other current assets	310	(303)
Other non-current assets	2,465	(1,143)
Increase (decrease) in liabilities:
Accounts payable	4,802	6,717
Accrued expenses and other liabilities	3,612	1,683
Other long-term liabilities	(1,265)	1,904
Net cash provided by operating activities	17,157	6,103

INVESTING ACTIVITIES
Capital expenditures	(798)	(541)
Net cash used for investing activities	(798)	(541)

FINANCING ACTIVITIES
Payment of dividends	(8,191)	(7,475)
Cash paid for common stock purchased and retired	(702)	(1,051)
Net cash used for financing activities	(8,893)	(8,526)

Net increase (decrease) in cash and cash equivalents	7,466	(2,964)
Cash and cash equivalents at beginning of period	14,102	31,573
Cash and cash equivalents at end of period	$21,568	$28,609

Supplemental information:
Income tax payments, net	$4,095	$4,179

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

A group that includes a member of the Company’s Board of Directors, Gary W. Rollins, and certain companies under his control, controls in excess of fifty percent of the Company’s voting power.

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Standards:

ASU No. 2020-04 — Reference Rate Reform (Topic 848). The amendments in this ASU provide optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (LIBOR) or other reference rate that is expected to be discontinued due to reference rate reform. The Company adopted these provisions in the second quarter of 2022 and expects to replace LIBOR, currently used to accrue interest in its revolving credit agreement, with the Term Secured Overnight Financing Rate (SOFR) based on the occurrence of any of the triggering events in the agreement. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Boats and accessories	$94,266	$65,810	$169,671	$143,069
Parts	1,547	1,449	2,754	2,565
Net sales	$95,813	$67,259	$172,425	$145,634

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Domestic	$88,041	$63,796	$160,541	$138,160
International	7,772	3,463	11,884	7,474
Net sales	$95,813	$67,259	$172,425	$145,634

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	June 30,	December 31,
(in thousands)	2022	2021
Deferred revenue	$1,336	$1,313

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income available for stockholders:	$9,955	$5,794	$17,018	$13,891
Less: Adjustments for earnings attributable to participating securities	(208)	(112)	(350)	(270)
Net income used in calculating earnings per share	$9,747	$5,682	$16,668	$13,621

Weighted average shares outstanding (including participating securities)	34,191	33,994	34,146	33,976
Adjustment for participating securities	(743)	(673)	(718)	(672)
Shares used in calculating basic and diluted earnings per share	33,448	33,321	33,428	33,304

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2022, there were approximately 1,074,747 shares available for grant.

Stock-based compensation for the three and six months ended June 30, 2022 and 2021 were as follows:

Restricted Stock

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Pre – tax cost	$820	$571	$1,430	$1,124
After tax cost	639	446	1,115	877

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2022:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2021	671,370	$14.70
Granted	311,703	11.61
Vested	(193,403)	11.96
Forfeited	(4,700)	14.54
Non-vested shares at June 30, 2022	784,970	$14.15

The total fair value of shares vested was approximately $2,241,000 during the six months ended June 30, 2022 and approximately $3,174,000 during the six months ended June 30, 2021.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2022, approximately $22,000 of excess tax benefit for stock-based compensation awards was recorded as a discrete tax adjustment and classified within Net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows compared to approximately $304,000 for the six months ended June 30, 2021.

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

An analysis of the warranty accruals for the six months ended June 30, 2022 and 2021 is as follows:

(in thousands)	2022	2021
Balance at January 1	$4,641	$5,030
Less: Payments made during the period	(2,286)	(2,057)
Add: Warranty provision for the period	2,328	1,779
Changes to warranty provision for prior periods	104	179
Balance at June 30	$4,787	$4,931

The warranty accruals are reflected in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases under the contractual agreements during the six months ended June 30, 2022 and 2021.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to a minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.0 million as of June 30, 2022. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $0.8 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $8.8 million as of June 30, 2022.

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

8.    INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2022	2021
(in thousands)
Raw materials and supplies	$29,967	$42,231
Work in process	17,255	14,390
Finished goods	31,049	16,640
Total inventories	$78,271	$73,261

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

Income tax provision for the second quarter of 2022 reflects an effective tax rate of 24.0 percent compared to 21.4 percent for the comparable period in the prior year. For the six months ended June 30, 2022, the income tax provision reflects an effective tax rate of 23.5 percent compared to 20.2 percent for the comparable period in the prior year. The increase in the effective tax rate is primarily due to unfavorable permanent adjustments and detrimental discrete adjustments.

10.  PENSION AND RETIREMENT PLANS LIABILITIES

The Company participates in a multiple employer Retirement Income Plan, a trusteed defined benefit pension plan, sponsored by RPC, Inc. (“RPC”). The following represents the net periodic cost (benefit) and related components for the plan for the three and six months ended June 30, 2022 and 2021.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$33	$37	$66	$74
Expected return on plan assets	—	(72)	—	(144)
Amortization of net losses	28	18	56	36
Net periodic cost (benefit)	$61	$(17)	$122	$(34)

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan, which are expected to be completed in early 2023, and therefore the funded status of the plan is being reported as part of Pension plan assets in the accompanying Consolidated Balance Sheets. The Company currently expects that no additional cash contributions to the plan will be required. As of the plan termination completion date, the Company will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the plan which was approximately $3.2 million as of June 30, 2022. The final

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the plan net losses. For the year ending December 31, 2022, the Company is utilizing an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected plan termination.

The Company did not contribute to this plan during the six months ended June 30, 2022 and 2021.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling approximately $9,961,000 as of June 30, 2022 and $12,264,000 as of December 31, 2021. Trading losses related to the SERP assets totaled approximately $1,076,000 during the three months ended June 30, 2022, compared to trading gains of approximately $895,000 during the three months ended June 30, 2021. Trading losses related to the SERP assets totaled approximately $2,303,000 during the six months ended June 30, 2022, compared to trading gains of approximately $1,124,000 during the six months ended June 30, 2021. The SERP assets are reported in Other assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of approximately $13,942,000 as of June 30, 2022 and $15,564,000 as of December 31, 2021. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Pension and retirement plans liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $1,060,000 during the three months ended June 30, 2022, compared to unrealized gains of approximately $934,000 during the three months ended June 30, 2021. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $2,325,000 during the six months ended June 30, 2022, compared to unrealized gains of approximately $1,097,000 during the six months ended June 30, 2021.

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

The carrying amount of other financial instruments reported in the accompanying Consolidated Balance Sheets for current assets and current liabilities approximate their fair values because of the short-term maturity of these instruments. The Company currently does not use the fair value option to measure any of its existing financial instruments and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of pension adjustments as follows:

	Six months ended
	June 30,
(in thousands)	2022	2021
Balance at beginning of the period	$(2,576)	$(1,947)
Change during the period:
Amortization of net loss (1)	44	28
Balance at end of the period	$(2,532)	$(1,919)
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2022	2021
(in thousands)
Accrued payroll and related expenses	$3,257	$3,119
Accrued sales incentives and discounts	2,446	1,214
Accrued warranty costs	4,787	4,641
Deferred revenue	1,336	1,313
Income taxes payable	2,029	217
Other	1,057	794
Total accrued expenses and other liabilities	$14,912	$11,298

14.  LONG-TERM DEBT

On November 12, 2021, the Company entered into a revolving credit agreement with Truist Bank which provides for a commitment of up to $20.0 million. The agreement includes (i) a $5.0 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35.0 million and consolidated EBITDA over the most recently completed twelve month period at the time of incurrence. The facility is secured by a first priority security interest in and lien on substantially all personal property of MPC and the guarantors including, without limitation, all account, inventory, equipment, general intangibles, goods, documents, contracts, trademarks, patents, copyrights, intercompany obligations, stock, securities and notes owned by borrower or any guarantor. The agreement will terminate on November 12, 2026.

Revolving borrowings under the agreement will accrue interest at a rate equal to one-month LIBOR plus the applicable percentage, as defined. The applicable percentage will be between 150 and 250 basis points for all loans based on MPC’s net leverage ratio. In addition, the Company pays facility fees under the agreement ranging from 25 to 45 basis points, based on MPC’s net leverage ratio, on the unused revolving commitment. The Company expects to replace LIBOR with the Term Secured Overnight Financing Rate (SOFR) based on the occurrence of any of the triggering events in the revolving credit agreement.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of June 30, 2022, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of June 30, 2022 and December 31, 2021.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility were $45 thousand, of which $32 thousand was paid, for the six months ended June 30, 2022.

15.  SUBSEQUENT EVENT

On July 26, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable September 9, 2022 to common stockholders of record at the close of business August 10, 2022.

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

In executing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions. We also consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies. Our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

Our net sales of $95.8 million were 42.5 percent higher during the second quarter of 2022 compared to the second quarter of 2021 primarily due to a 15.0 percent increase in number of units sold and an increase in the average selling price per boat. Unit sales volumes were higher during the second quarter of 2022 in comparison to the same period of the prior year due to higher production and increased shipments of boats in the current quarter compared to the second quarter of the prior year. The results in the second quarter of the prior year were also negatively impacted by a brief production shutdown due to supply chain issues. Average selling price per boat during the second quarter of 2022 increased by 22.2 percent compared to the second quarter of 2021 due to model price increases to cover increased costs of materials and components as well as a favorable model mix.

Cost of goods sold as a percentage of net sales improved to 76.0 percent of net sales for the three months ended June 30, 2022 from 78.3 percent for the comparable period in the prior year, primarily due to a favorable model mix.

Operating income increased 78.1 percent to $13.1 million during the second quarter of 2022 from $7.4 million during the same period in the prior year primarily due to higher net sales. Selling, general and administrative expenses as a percentage of net sales improved slightly to 10.3 percent during the second quarter of 2022 compared to 10.8 percent in the same period in the prior year.

OUTLOOK

The discussion of the outlook for 2022 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

We believe that the strong retail demand for new recreational boats which began during the second quarter of 2020 and throughout 2021 will continue during 2022 because of the ongoing impact on consumer preferences caused by the COVID-19 pandemic. The Company believes that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity which does not involve large groups of people. Beginning in the second quarter of 2020, many consumers chose recreational boating when they left urban areas to spend time in vacation homes or in smaller groups, often located near recreational bodies of water. We believe that retail demand will continue to exceed the recreational boating industry’s production capacity for the foreseeable future, though we note that high fuel prices and concerns regarding a possible recession in 2022 may reduce consumer demand during the third and fourth quarters of 2022. In addition, interest rates for consumer loans have risen during 2022. Since many recreational boat purchases finance their purchases, higher interest may force them to choose smaller, less expensive boats or forgo the purchase of a boat altogether.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

In spite of strong consumer demand, retail sales in 2021 and the first two quarters of 2022 declined compared to comparable prior year periods. The Company believes that these declines have been caused by the industry’s supply chain and labor problems which are preventing recreational boat manufacturers from producing sufficient units to meet retail and consumer demand. The overall cost of boat ownership has increased over the last several years. In particular, the cost to purchase a boat has increased because of increased materials and labor costs and higher interest rates, which increase the financing costs of boat ownership. In addition, the price of fuel increased during 2021 and again more significantly in 2022, which increases the cost of operating a boat. The higher cost of boat ownership may discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. During the 2022 model year Marine Products produced a smaller number of models than in previous years in order to increase production efficiency. The Company intends to continue to produce a smaller number of models during the 2023 model year, which began in July. In addition, the average size of the models the Company is producing has increased in response to evolving retail demand, although concern regarding higher fuel prices may encourage consumers to purchase smaller boats, which use less fuel.

In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. There were a limited number of winter boat shows during the first quarter of 2022 due to ongoing pandemic-related restrictions, although there were more boat shows than in 2021, and we and our dealers attended all of the shows that were conducted. We plan to continue to attend upcoming boats shows and believe that the number of boat shows will increase as pandemic-related restrictions continue to ease.

Due to strong demand across the recreational sector, key materials and components are in tight supply. Supply chain disruptions impacted our production and sales during 2021 and the first and second quarters of 2022, and we believe that these challenges will continue to impact our production and sales throughout 2022. In addition, supply chain challenges have caused delays in the receipt of key components required to efficiently complete the final assembly of a significant percentage of our boats. Also, our delivery of completed boats has been negatively impacted by driver shortages. These issues have caused our working capital requirements to increase significantly. At the present time, we do not know when these problems will be resolved, so we are concentrating on production and delivery scheduling that will decrease our inventory levels to the extent possible.

During the first quarter of 2022, the Russian invasion of Ukraine interrupted supplies of wood products sourced from Russia and the Baltic States which are utilized in Marine Products’ manufacturing processes. The Company located alternate supplies of these products and this supply interruption did not have a material impact on Marine Products’ manufacturing operations.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total number of boats sold	1,121	975	2,037	2,133
Average gross selling price per boat (in thousands)	$74.9	$61.3	$74.2	$59.1
Net sales (in thousands)	$95,813	$67,259	$172,425	$145,634
Percentage of cost of goods sold to net sales	76.0%	78.3%	76.0%	77.3%
Gross profit margin percent	24.0%	21.7%	24.0%	22.7%
Percentage of selling, general and administrative expenses to net sales	10.3%	10.8%	11.1%	10.8%
Operating income (in thousands)	$13,114	$7,363	$22,269	$17,388
Warranty expense (in thousands)	$1,335	$911	$2,432	$1,958

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THREE MONTHS ENDED JUNE 30, 2021

Net sales for the three months ended June 30, 2022 increased $28.6 million or 42.5 percent compared to the same period in 2021. The change in net sales during the quarter compared to the prior year was due primarily to a 15.0 percent increase in the number of units sold and an increase in the average gross selling price per boat. Unit sales volumes were higher during the second quarter of 2022 in comparison to the same period of the prior year due to higher production and increased shipments of boats in the current quarter compared to the second quarter of the prior year. The results in the second quarter of the prior year were also negatively impacted by a brief production shutdown due to supply chain issues.

Average selling price per boat during the second quarter of 2022 increased by 22.2 percent compared to the second quarter of 2021 due to model price increases to cover increased costs of materials and components as well as a favorable model mix. Domestic net sales increased 38.0 percent to $88.0 million and international net sales increased 124.5 percent to $7.8 million compared to the second quarter of the prior year. In the second quarter of 2022, net sales outside of the United States accounted for 8.1 percent of net sales compared to 5.1 percent of net sales in the second quarter of 2021. International net sales remain low due in part to continued tariffs imposed on boat imports into Mexico and the European Union.

Cost of goods sold for the three months ended June 30, 2022 was $72.8 million compared to $52.7 million for the comparable period in 2021, an increase of $20.2 million or 38.3 percent. Cost of goods sold as a percentage of net sales improved to 76.0 percent of net sales for the second quarter of 2022 from 78.3 percent for the comparable period in 2021, due to a favorable model mix.

Selling, general and administrative expenses for the three months ended June 30, 2022 were $9.9 million compared to $7.2 million for the comparable period in 2021, an increase of $2.6 million or 36.4 percent. This increase was primarily due to costs that increase with higher sales and profitability, such as incentive compensation, sales commissions and warranty expenses. Selling, general and administrative expenses as a percentage of net sales decreased slightly to 10.3 percent in the second quarter of 2022 from 10.8 percent in the second quarter of 2021.

Operating income for the three months ended June 30, 2022 was $13.1 million compared to $7.4 million in the same period in 2021.

Interest (expense) income, net for the three months ended June 30, 2022 decreased to interest expense of $7 thousand from interest income of $10 thousand the prior year. Interest expense for the three months ended June 30, 2022 is recorded for the revolving credit facility, including fees on the unused portion of the facility. Additionally, Marine Products generates interest income primarily from investments of excess cash in money market funds.

Income tax provision for the second quarter of 2022 reflects an effective tax rate of 24.0 percent compared to 21.4 percent for the comparable period in the prior year. The increase in the 2022 effective tax rate is primarily due to unfavorable permanent adjustments and detrimental discrete adjustments in the second quarter of 2022 compared to the same period of the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO SIX MONTHS ENDED JUNE 30, 2021

Net sales for the six months ended June 30, 2022 increased $26.8 million or 18.4 percent compared to the same period in 2021. The change in net sales during the current period compared to the prior year was due primarily to an increase in the average gross selling price per boat, partially offset by a 4.5 percent decrease in the number of units sold. Unit sales volumes during the six months ended June 30, 2022 were negatively impacted by supply chain challenges during the first six months of 2022. Average selling price per boat during the six months ended June 30, 2022 increased by 25.5 percent compared to the same period of 2021 due to model price increases to cover increased costs of materials and components as well as a favorable model mix. Domestic net sales increased 16.2 percent to $160.5 million and international net sales increased 59.0 percent to $11.9 million during the six months ended June 30, 2022 compared to the same period of the prior year. In the six months ended June 30, 2022, net sales outside of the United States accounted for 6.9 percent of net sales compared to 5.1 percent of net sales in the same period of the prior year. International net sales remain low due in part to continued tariffs imposed on boat imports into Mexico and the European Union.

Cost of goods sold for the six months ended June 30, 2022 was $131.0 million compared to $112.6 million for the comparable period in 2021, an increase of $18.5 million or 16.4 percent. Cost of goods sold as a percentage of net sales improved to 76.0 percent of net sales for the six months ended June 30, 2022 from 77.3 percent for the comparable period in 2021, due to a favorable model mix.

Selling, general and administrative expenses for the six months ended June 30, 2022 were $19.1 million compared to $15.7 million for the comparable period in 2021, an increase of $3.4 million or 21.9 percent. This increase was primarily due to costs that increase with higher sales and profitability, such as incentive compensation, sales commissions and warranty expenses. Selling, general and administrative expenses as a percentage of net sales increased to 11.1 percent in the six months ended June 30, 2022 from 10.8 percent in the same period of 2021.

Operating income for the six months ended June 30, 2022 was $22.3 million compared to $17.4 million in the same period in 2021.

Interest (expense) income, net for the six months ended June 30, 2022 decreased to interest expense of $24 thousand from interest income of $18 thousand the prior year. Interest expense for the six months ended June 30, 2022 is recorded for the revolving credit facility, including fees on the unused portion of the facility. Additionally, Marine Products generates interest income primarily from investments of excess cash in money market funds.

Income tax provision for the six months ended June 30, 2022 reflects an effective tax rate of 23.5 percent compared to 20.2 percent for the comparable period in the prior year. The increase in the 2022 effective tax rate is primarily due to unfavorable permanent adjustments and detrimental discrete adjustments in the six months ended June 30, 2022 compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2022 were $21.6 million compared to $14.1 million at December 31, 2021. The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$17,157	$6,103
Net cash used for investing activities	(798)	(541)
Net cash used for financing activities	(8,893)	(8,526)

Cash provided by operating activities for the six months ended June 30, 2022 increased $11.1 million compared to the six months ended June 30, 2021. This increase includes net income of $17.0 million partially offset by a net unfavorable change in the primary components of our working capital (including accounts receivable, inventories and accounts payable) of $6.3 million. This net unfavorable change is due primarily to increases in accounts receivable due to higher net sales and inventories as a result of increased

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

production levels and supply chain challenges of critical components needed to complete boats on a timely basis, partially offset by an increase in accounts payable consistent with higher production levels and the timing of payments.

Cash used for investing activities for the six months ended June 30, 2022 of $0.8 million representing capital expenditures was higher in comparison to the same period in 2021.

Cash used for financing activities for the six months ended June 30, 2022 increased $0.4 million compared to the six months ended June 30, 2021 primarily due to increased dividends per share paid to common shareholders, partially offset by a reduction in stock repurchases related to the vesting of restricted shares.

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

Cash Requirements

The Company currently expects that capital expenditures in 2022 will be approximately $3.6 million, of which $0.8 million has been spent through June 30, 2022.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not contribute to this plan during the six months ended June 30, 2022. During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan, which are expected to be completed in early 2023. The Company currently expects that no additional cash contributions to the plan will be required. As of the plan termination completion date, the Company will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the plan which was approximately $3.2 million as of June 30, 2022. The final amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the plan net losses. For the year ending December 31, 2022, the Company is utilizing an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected plan termination.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of June 30, 2022, there are 1,570,428 shares that remain available for repurchase under the current authorization. There were no shares repurchased under this program during the six months ended June 30, 2022.

On July 26, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable September 9, 2022 to common stockholders of record at the close of business August 10, 2022. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the six months ended June 30, 2022 and June 30, 2021.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.0 million as of June 30, 2022. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $0.8 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $8.8 million as of June 30, 2022.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $473 thousand for the six months ended June 30, 2022 and approximately $437 thousand for the six months ended June 30, 2021.

Marine Products and RPC own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $80 thousand for the six months ended June 30, 2022 and 2021.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 in the accompanying Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

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

INFLATION

During 2021 and the first quarter of 2022, inflation in the general economy has increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages and U.S. fiscal policy. As a result, the market prices of the raw materials used by the Company’s manufacturing processes have increased. In addition, the Company purchases components of which there are a limited number of suppliers, most of whom are experiencing significant customer orders impacting their ability to provide needed supply quantities. The costs of most of these components have increased as demand from recreational boat manufacturers has increased and supply chains have remained constrained. These cost increases are exacerbated by higher transportation costs, which are included in the total cost of these components. In response to historically high consumer demand as well as higher raw materials and components costs, the Company has increased the prices for its products periodically beginning in the third quarter of 2021 and continuing through the beginning of the 2023 model year. The Company’s price increases during this period have had no discernible impact on the Company’s sales due to high consumer demand and strong order backlogs, so they have allowed Marine Products to maintain its profit margins. However, if the Company is forced to continue raising the prices of its products due to increased raw materials and component costs, it may not be able to continue to pass these increased costs along to dealers and consumers, which could impact the Company’s profit margins. Furthermore, such higher product prices may compel consumers to choose smaller boats, boats with fewer features or delay the purchase of a boat altogether.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation: our plans to closely monitor dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our belief that our financial results are affected by consumer confidence; our belief that the strong retail demand for new recreational boats will continue during 2022 because of the ongoing impact on consumer preferences caused by the COVID-19 pandemic and will endure during the foreseeable future; our belief that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity which does not involve large groups of people; our belief that in spite of strong consumer demand, retail sales in 2021 declined slightly compared to retail sales in 2020 because of the industry’s supply chain and labor problems which prevented recreational boat manufacturers from producing sufficient units in 2021 to meet retail and dealer demand; our belief that, for years, we have been improving our customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our plans to continue to attend upcoming boat shows and our belief that the number of boat shows will increase as pandemic-related restrictions continue to ease; our plans to continue to develop and produce additional new products for subsequent model years; our belief that supply chain disruptions will continue to impact our production and sales throughout 2022; our plans to concentrate on production and delivery scheduling to decrease our inventory levels to the extent possible; our belief that our financial results during 2022 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations, the health of American consumers and economic recovery from the pandemic, and potential changes in consumer behavior as society recovers from the pandemic; our belief that additional factors could impact our financial results, including interest rates, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations and the Company’s revolving credit facility will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations that capital expenditures in 2022 will be approximately $3.6 million; our expectations with respect to contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2022 and beyond and the expected plan termination; our expectation to continue to pay cash dividends to common stockholders; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that if we are forced to continue raising the prices of our products due to increased raw materials and component costs, we may not be able to continue to pass these increased costs along to the dealers and consumers, which could impact the Company’s profit margins; our belief that higher product prices may compel consumers to choose smaller boats, boats with fewer features or delay the purchase of a boat altogether; statements, generally, regarding the potential fluctuations in costs of raw materials and their effect on the costs of manufacturing our products and profit margins; our belief that our price increase will allow us to maintain or improve our profit margins and have no material impact on consumer demand; our belief about the risks of inflation and increases in interest rates and our belief that these risks will not impact production or sales in the near future due to other factors, such as historically low dealer inventories, higher dealer order backlog, and indications of consumer demand that extends beyond the 2022 retail selling season; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on the financial position, results of operations or liquidity of Marine Products.

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

As of the end of the period covered by this report, June 30, 2022 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

MARINE PRODUCTS CORPORATION

Date: July 29, 2022	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2022	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)