Form 10-Q
period 2022-09-30
MARINE PRODUCTS CORP
filed 2022-10-28
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 21, 2022, Marine Products Corporation had 34,217,582 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(In thousands)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$26,860	$14,102
Accounts receivable, net of allowance for doubtful accounts of $12 in 2022 and 2021	11,492	3,262
Inventories	82,812	73,261
Income taxes receivable	98	10
Pension plan assets	938	—
Prepaid expenses and other current assets	2,538	2,474
Total current assets	124,738	93,109
Property, plant and equipment, net of accumulated depreciation of $32,566 in 2022 and $31,878 in 2021	14,327	14,370
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	5,520	4,392
Other assets	13,319	17,197
Total assets	$161,677	$132,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$14,641	$6,771
Accrued expenses and other liabilities	16,075	11,298
Total current liabilities	30,716	18,069
Pension and retirement plans liabilities	13,706	15,564
Other long-term liabilities	1,062	683
Total liabilities	45,484	34,316

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,217,582 shares in 2022 and 33,992,054 shares in 2021	3,422	3,399
Capital in excess of par value	—	—
Retained earnings	115,280	97,702
Accumulated other comprehensive loss	(2,509)	(2,576)
Total stockholders’ equity	116,193	98,525
Total liabilities and stockholders’ equity	$161,677	$132,841

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$100,061	$75,843	$272,486	$221,477
Cost of goods sold	75,056	59,799	206,089	172,363
Gross profit	25,005	16,044	66,397	49,114
Selling, general and administrative expenses	10,326	7,701	29,449	23,383
Operating income	14,679	8,343	36,948	25,731
Interest income, net	76	4	52	22
Income before income taxes	14,755	8,347	37,000	25,753
Income tax provision	3,283	1,660	8,510	5,175
Net income	$11,472	$6,687	$28,490	$20,578

Earnings per share
Basic	$0.34	$0.20	$0.83	$0.61
Diluted	$0.34	$0.20	$0.83	$0.61
Dividends paid per share	$0.12	$0.12	$0.36	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$11,472	$6,687	$28,490	$20,578
Other comprehensive income, net of taxes:
Pension adjustment	23	14	67	42
Comprehensive income	$11,495	$6,701	$28,557	$20,620

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2021	33,993	$3,399	$—	$97,702	$(2,576)	$98,525
Stock issued for stock incentive plans, net	211	21	589	—	—	610
Stock purchased and retired	(60)	(6)	(589)	(107)	—	(702)
Net income	—	—	—	7,063	—	7,063
Pension adjustment, net of taxes	—	—	—	—	22	22
Dividends paid	—	—	—	(4,095)	—	(4,095)
Balance, March 31, 2022	34,144	3,414	—	100,563	(2,554)	101,423
Stock issued for stock incentive plans, net	94	10	810	—	—	820
Stock purchased and retired	—	—	(810)	810	—	—
Net income	—	—	—	9,955	—	9,955
Pension adjustment, net of taxes	—	—	—	—	22	22
Dividends paid	—	—	—	(4,096)	—	(4,096)
Balance, June 30, 2022	34,238	3,424	—	107,232	(2,532)	108,124
Stock issued for stock incentive plans, net	(20)	(2)	680	—	—	678
Stock purchased and retired	—	—	(680)	680	—	—
Net income	—	—	—	11,472	—	11,472
Pension adjustment, net of taxes	—	—	—	—	23	23
Dividends paid	—	—	—	(4,104)	—	(4,104)
Balance, September 30, 2022	34,218	$3,422	$—	$115,280	$(2,509)	$116,193

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$28,490	$20,578
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,416	1,345
Stock-based compensation expense	2,108	1,696
Deferred income tax benefit	(1,146)	(367)
(Increase) decrease in assets:
Accounts receivable	(8,230)	(5,523)
Income taxes receivable	(88)	(482)
Inventories	(9,551)	(34,437)
Prepaid expenses and other current assets	(64)	(547)
Other non-current assets	3,039	(1,526)
Increase (decrease) in liabilities:
Accounts payable	7,870	8,089
Income taxes payable	573	(316)
Accrued expenses and other liabilities	4,202	378
Other long-term liabilities	(1,491)	2,491
Net cash provided by (used for) operating activities	27,128	(8,621)

INVESTING ACTIVITIES
Capital expenditures	(1,373)	(720)
Net cash used for investing activities	(1,373)	(720)

FINANCING ACTIVITIES
Payment of dividends	(12,295)	(11,551)
Cash paid for common stock purchased and retired	(702)	(1,051)
Net cash used for financing activities	(12,997)	(12,602)

Net increase (decrease) in cash and cash equivalents	12,758	(21,943)
Cash and cash equivalents at beginning of period	14,102	31,573
Cash and cash equivalents at end of period	$26,860	$9,630

Supplemental information:
Income tax payments, net	$8,782	$6,253

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Boats and accessories	$98,687	$74,642	$268,358	$217,711
Parts	1,374	1,201	4,128	3,766
Net sales	$100,061	$75,843	$272,486	$221,477

The following table disaggregates our revenues between domestic and international (in thousands):

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Domestic	$94,894	$72,445	$255,435	$210,605
International	5,167	3,398	17,051	10,872
Net sales	$100,061	$75,843	$272,486	$221,477

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	September 30,	December 31,
(in thousands)	2022	2021
Deferred revenue	$2,086	$1,313

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net income available for stockholders:	$11,472	$6,687	$28,490	$20,578
Less: Adjustments for earnings attributable to participating securities	(254)	(131)	(602)	(401)
Net income used in calculating earnings per share	$11,218	$6,556	$27,888	$20,177

Weighted average shares outstanding (including participating securities)	34,225	33,993	34,172	33,982
Adjustment for participating securities	(768)	(672)	(737)	(672)
Shares used in calculating basic and diluted earnings per share	33,457	33,321	33,435	33,310

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2022, there were approximately 1,095,547 shares available for grant.

Stock-based compensation for the three and nine months ended September 30, 2022 and 2021 were as follows:

Restricted Stock

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Pre – tax cost	$678	$572	$2,108	$1,696
After tax cost	529	446	1,644	1,323

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2022:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2021	671,370	$14.70
Granted	311,703	11.61
Vested	(193,403)	11.96
Forfeited	(25,500)	14.11
Non-vested shares at September 30, 2022	764,170	$14.15

The total fair value of shares vested was approximately $2,241,000 during the nine months ended September 30, 2022 and approximately $3,174,000 during the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, approximately $44,000 of excess tax benefit for stock-based compensation awards was recorded as a discrete tax adjustment and classified within Net cash provided by operating activities in the

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

accompanying Consolidated Statements of Cash Flows compared to approximately $323,000 for the nine months ended September 30, 2021.

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

An analysis of the warranty accruals for the three and nine months ended September 30, 2022 and 2021 is as follows:

(in thousands)	2022	2021
Balance at January 1	$4,641	$5,030
Less: Payments made during the period	(3,600)	(2,880)
Add: Warranty provision for the period	3,950	2,707
Changes to warranty provision for prior periods	145	207
Balance at September 30	$5,136	$5,064

The warranty accruals are reflected in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases under the contractual agreements during the three and nine months ended September 30, 2022 and 2021.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to a minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.0 million as of September 30, 2022. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $10.2 million as of September 30, 2022.

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

8.    INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials and supplies	$40,868	$42,231
Work in process	14,673	14,390
Finished goods	27,271	16,640
Total inventories	$82,812	$73,261

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

Income tax provision for the third quarter of 2022 reflects an effective tax rate of 22.3 percent compared to 19.9 percent for the comparable period in the prior year. For the nine months ended September 30, 2022, the income tax provision reflects an effective tax rate of 23.0 percent compared to 20.1 percent for the comparable period in the prior year. The increase in the effective tax rate is primarily due to an unfavorable change in permanent differences.

10.  PENSION AND RETIREMENT PLANS LIABILITIES

The Company participates in a multiple employer Retirement Income Plan, a trusteed defined benefit pension plan, sponsored by RPC, Inc. (“RPC”). The following represents the net periodic cost (benefit) and related components for the plan for the three and nine months ended September 30, 2022 and 2021.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$34	$37	$100	$111
Expected return on plan assets	—	(72)	—	(216)
Amortization of net losses	28	18	84	54
Net periodic cost (benefit)	$62	$(17)	$184	$(51)

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan, which are expected to be completed in early 2023, and therefore the funded status of the plan is being reported as part of Pension plan assets in the accompanying Consolidated Balance Sheets. The Company currently expects that no additional cash contributions to the plan will be required. As of the plan termination completion date, the Company will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the plan which was approximately $3.2 million as of September 30, 2022. The final amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the plan net losses.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the year ending December 31, 2022, the Company is utilizing an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected plan termination.

The Company did not contribute to this plan during the nine months ended September 30, 2022 and 2021.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling approximately $9,462,000 as of September 30, 2022 and $12,264,000 as of December 31, 2021. Trading losses related to the SERP assets totaled approximately $499,000 during the three months ended September 30, 2022, compared to trading gains of approximately $366,000 during the three months ended September 30, 2021. Trading losses related to the SERP assets totaled approximately $2,802,000 during the nine months ended September 30, 2022, compared to trading gains of approximately $1,491,000 during the nine months ended September 30, 2021. The SERP assets are reported in Other assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of approximately $13,706,000 as of September 30, 2022 and $15,564,000 as of December 31, 2021. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Pension and retirement plans liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $475,000 during the three months ended September 30, 2022, compared to unrealized gains of approximately $381,000 during the three months ended September 30, 2021. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $2,799,000 during the nine months ended September 30, 2022, compared to unrealized gains of approximately $1,478,000 during the nine months ended September 30, 2021.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of pension adjustments as follows:

	Nine months ended
	September 30,
(in thousands)	2022	2021
Balance at beginning of the period	$(2,576)	$(1,947)
Change during the period:
Amortization of net loss (1)	67	42
Balance at end of the period	$(2,509)	$(1,905)
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Accrued payroll and related expenses	$4,845	$3,119
Accrued sales incentives and discounts	2,280	1,214
Accrued warranty costs	5,136	4,641
Deferred revenue	2,086	1,313
Income taxes payable	790	217
Other	938	794
Total accrued expenses and other liabilities	$16,075	$11,298

14.  NOTES PAYABLE TO BANKS

During the fourth quarter of 2021, the Company entered into a revolving credit agreement with Truist Bank which provides a credit facility of $20.0 million. The facility includes (i) a $5.0 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35.0 million and consolidated EBITDA over the most recently completed twelve month period at the time of incurrence. The facility is secured by a first priority security interest in and lien on substantially all personal property of MPC and the guarantors including, without limitation, certain assets owned by the borrower or any guarantor. The facility will terminate on November 12, 2026.

Revolving borrowings under the facility will accrue interest at a rate equal to one-month LIBOR plus the applicable percentage, as defined. The applicable percentage will be between 150 and 250 basis points for all loans based on MPC’s net leverage ratio. In addition, the Company pays facility fees under the agreement ranging from 25 to 45 basis points, based on MPC’s net leverage ratio, on the unused revolving commitment. The Company expects to replace LIBOR with the Term Secured Overnight Financing Rate (SOFR) based on the occurrence of any of the triggering events in the revolving credit agreement.

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of September 30, 2022, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195,000. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of September 30, 2022 and December 31, 2021.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility were $22,000 for the three months ended September 30, 2022 and $67 thousand for the nine months ended September 30, 2022.

15.  SUBSEQUENT EVENT

On October 25, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable December 9, 2022 to common stockholders of record at the close of business November 10, 2022.

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

Our net sales of $100.1 million were 31.9 percent higher during the third quarter of 2022 compared to the third quarter of 2021 primarily due to an increase in the average selling price per boat. Unit sales volumes were essentially the same during the third quarter of 2022 in comparison to the same period of the prior year. Average selling price per boat during the third quarter of 2022 increased by 32.8 percent compared to the third quarter of 2021 due to a favorable model mix and price increases to cover increased costs including materials and components. The full product line of Chaparral and Robalo models sold well during the quarter.

Cost of goods sold as a percentage of net sales improved to 75.0 percent of net sales for the three months ended September 30, 2022 from 78.8 percent for the comparable period in the prior year, primarily due to price increases and a favorable model mix.

Operating income increased 75.9 percent to $14.7 million during the third quarter of 2022 from $8.3 million during the same period in the prior year primarily due to higher net sales. Selling, general and administrative expenses as a percentage of net sales were comparable at 10.3 percent during the third quarter of 2022 and 10.2 percent in the same period in the prior year.

OUTLOOK

The discussion of the outlook for 2022 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

We believe that the strong retail demand for new recreational boats which began during the third quarter of 2020 and continued throughout 2021 will continue for the remainder of 2022 because of the ongoing impact on consumer preferences caused by the COVID-19 pandemic. The Company believes that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity which does not involve large groups of people. Beginning in the second quarter of 2020, many consumers chose recreational boating when they left urban areas to spend time in vacation homes or in smaller groups, often located near recreational bodies of water. We believe that retail demand will continue to exceed the recreational boating industry’s production capacity for the foreseeable future, though we note that high fuel prices and concerns regarding a possible recession in 2023 may reduce consumer demand during the fourth quarter of 2022. In addition, interest rates for consumer loans have risen during 2022. Since many recreational boat buyers finance their purchases, higher interest may force them to choose smaller, less expensive boats or forgo the purchase of a boat altogether.

In spite of strong consumer demand, retail sales in 2021 and the first nine months of 2022 declined compared to comparable prior year periods. The Company believes that these declines have been caused by the industry’s supply chain and labor problems which are preventing recreational boat manufacturers from producing sufficient units to meet retail and consumer demand. The overall cost of

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

boat ownership has increased over the last several years. In particular, the cost to purchase a boat has increased because of increased materials and labor costs and higher interest rates, which increase the financing costs of boat ownership. In addition, the price of fuel increased during 2021 and again more significantly in 2022, which increases the cost of operating a boat. The higher cost of boat ownership may discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. During the 2022 model year Marine Products produced a smaller number of models than in previous years in order to increase production efficiency. The Company intends to continue to produce a similarly smaller number of models during the 2023 model year, which began in July. In addition, the average size of the models the Company is producing has increased in response to evolving retail demand, although concern regarding higher fuel prices may encourage consumers to purchase smaller boats, which use less fuel.

In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. There were a limited number of winter boat shows during the first quarter of 2022 due to ongoing pandemic-related restrictions, although there were more boat shows than in 2021, and we and our dealers attended all of the shows in our market that were conducted. We plan to continue to attend upcoming boats shows and believe that the number of boat shows will increase as pandemic-related restrictions continue to ease.

Due to strong demand across the recreational sector, key materials and components are in tight supply. Supply chain disruptions impacted our production and sales during 2021 and the first nine months of 2022, and we believe that these challenges will continue to impact our production and sales for the remainder of 2022. In addition, supply chain challenges have caused delays in the receipt of key components required to efficiently complete the final assembly of a significant percentage of our boats. Also, our delivery of completed boats has been negatively impacted by driver shortages. These issues have caused our working capital requirements to increase significantly. Although we have begun to experience some relief in both transportation and supply chain issues, we do not know when these problems will be resolved, so we are concentrating on production and delivery scheduling that will decrease our inventory levels to the extent possible.

During the first quarter of 2022, the Russian invasion of Ukraine interrupted supplies of wood products sourced from Russia and the Baltic States which are utilized in Marine Products’ manufacturing processes. The Company located alternate supplies of these products and this supply interruption did not have a material impact on Marine Products’ manufacturing operations.

Our financial results during the remainder of 2022 and into early 2023 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations, the health of American consumers and economic recovery from the pandemic, and potential changes in consumer behavior as society recovers from the pandemic. Additional factors that could impact our results include interest rates, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total number of boats sold	1,093	1,099	3,130	3,232
Average gross selling price per boat (in thousands)	$78.5	$59.1	$75.7	$59.4
Net sales (in thousands)	$100,061	$75,843	$272,486	$221,477
Percentage of cost of goods sold to net sales	75.0%	78.8%	75.6%	77.8%
Gross profit margin percent	25.0%	21.2%	24.4%	22.2%
Percentage of selling, general and administrative expenses to net sales	10.3%	10.2%	10.8%	10.6%
Operating income (in thousands)	$14,679	$8,343	$36,948	$25,731
Warranty expense (in thousands)	$1,664	$956	$4,095	$2,914

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

Net sales for the three months ended September 30, 2022 increased $24.2 million or 31.9 percent compared to the same period in 2021. The change in net sales during the quarter compared to the prior year was due primarily to an increase in the average gross selling price per boat. Unit sales volumes were essentially the same during the third quarter of 2022 in comparison to the same period of the prior year.

Average selling price per boat during the third quarter of 2022 increased by 32.8 percent compared to the third quarter of 2021 due to a favorable model mix and price increases to cover increased costs including primarily materials and components. The full product line of Chaparral and Robalo models sold well during the quarter. Domestic net sales increased 31.0 percent to $94.9 million and international net sales increased 52.1 percent to $5.2 million compared to the third quarter of the prior year. In the third quarter of 2022, net sales outside of the United States accounted for 5.2 percent of net sales compared to 4.5 percent of net sales in the third quarter of 2021.

Cost of goods sold for the three months ended September 30, 2022 was $75.1 million compared to $59.8 million for the comparable period in 2021, an increase of $15.3 million or 25.5 percent. Cost of goods sold as a percentage of net sales improved to 75.0 percent of net sales for the third quarter of 2022 from 78.8 percent for the comparable period in 2021, due to price increases and a favorable model mix.

Selling, general and administrative expenses for the three months ended September 30, 2022 were $10.3 million compared to $7.7 million for the comparable period in 2021, an increase of $2.6 million or 34.1 percent. This increase was primarily due to costs that increase with higher sales and profitability, such as incentive compensation, sales commissions and warranty expenses. Selling, general and administrative expenses as a percentage of net sales were similar at 10.3 percent in the third quarter of 2022 and 10.2 percent in the third quarter of 2021.

Operating income for the three months ended September 30, 2022 was $14.7 million compared to $8.3 million in the same period in 2021.

Interest income, net for the three months ended September 30, 2022 increased to interest income, net of $76 thousand from $4 thousand in the same period of the prior year. Interest expense for the three months ended September 30, 2022 is recorded for the revolving credit facility, including fees on the unused portion of the facility. Additionally, Marine Products generates interest income primarily from investments of excess cash in money market funds.

Income tax provision for the third quarter of 2022 reflects an effective tax rate of 22.3 percent compared to 19.9 percent for the comparable period in the prior year. The increase in the 2022 effective tax rate is primarily due to an unfavorable change in permanent differences in the third quarter of 2022 compared to the same period of the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021

Net sales for the nine months ended September 30, 2022 increased $51.0 million or 23.0 percent compared to the same period in 2021. The change in net sales during the current period compared to the prior year was due primarily to an increase in the average gross selling price per boat, partially offset by a 3.2 percent decrease in the number of units sold. Unit sales volumes during the nine months ended September 30, 2022 were negatively impacted by supply chain challenges during the first nine months of 2022. Average selling price per boat during the nine months ended September 30, 2022 increased by 27.4 percent compared to the same period of 2021 due to a favorable model mix and model price increases to cover increased costs including primarily materials and components. Domestic net sales increased 21.3 percent to $255.4 million and international net sales increased 56.9 percent to $17.1 million during the nine months ended September 30, 2022 compared to the same period of the prior year. In the nine months ended September 30, 2022, net sales outside of the United States accounted for 6.3 percent of net sales compared to 4.9 percent of net sales in the same period of the prior year.

Cost of goods sold for the nine months ended September 30, 2022 was $206.1 million compared to $172.4 million for the comparable period in 2021, an increase of $33.7 million or 19.6 percent. Cost of goods sold as a percentage of net sales improved to 75.6 percent of net sales for the nine months ended September 30, 2022 from 77.8 percent for the comparable period in 2021, due to price increases and a favorable model mix.

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $29.4 million compared to $23.4 million for the comparable period in 2021, an increase of $6.0 million or 25.9 percent. This increase was primarily due to costs that increase with higher sales and profitability, such as incentive compensation, sales commissions and warranty expenses. Selling, general and administrative expenses as a percentage of net sales were similar at 10.8 percent in the nine months ended September 30, 2022 compared to 10.6 percent in the same period of 2021.

Operating income for the nine months ended September 30, 2022 was $36.9 million compared to $25.7 million in the same period in 2021.

Interest income, net for the nine months ended September 30, 2022 increased to interest income, net of $52 thousand from $18 thousand in the same period of the prior year. Interest expense for the nine months ended September 30, 2022 is recorded for the revolving credit facility, including fees on the unused portion of the facility. Additionally, Marine Products generates interest income primarily from investments of excess cash in money market funds.

Income tax provision for the nine months ended September 30, 2022 reflects an effective tax rate of 23.0 percent compared to 20.1 percent for the comparable period in the prior year. The increase in the 2022 effective tax rate is primarily due to an unfavorable change in permanent differences in the nine months ended September 30, 2022 compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2022 were $26.9 million compared to $14.1 million at December 31, 2021. The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash provided by (used for) operating activities	$27,128	$(8,621)
Net cash used for investing activities	(1,373)	(720)
Net cash used for financing activities	(12,997)	(12,602)

Cash provided by operating activities for the nine months ended September 30, 2022 increased $35.7 million compared to the nine months ended September 30, 2021. The net cash provided by operating activities for the nine months ended September 30, 2022 includes net income of $28.5 million less an unfavorable change in inventory of $9.6 million, partially offset by favorable changes in other components of our working capital (including accounts payable and other accrued expenses) totaling $12.6 million. The net

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

unfavorable change in inventories is primarily due to higher raw materials and components costs coupled with increased production levels, as well as supply chain challenges with critical components needed to complete boats on a timely basis. The favorable changes in accounts payable and other accrued expenses are consistent with higher production levels and profitability.

Cash used for investing activities for the nine months ended September 30, 2022 of $1.4 million representing capital expenditures was higher in comparison to the same period in 2021 consistent with higher production levels.

Cash used for financing activities for the nine months ended September 30, 2022 increased $0.4 million compared to the nine months ended September 30, 2021 primarily due to increased dividends paid to common shareholders, partially offset by a reduction in stock repurchases related to the vesting of restricted shares.

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

Cash Requirements

The Company currently expects that capital expenditures in 2022 will be approximately $2.2 million, of which $1.4 million has been spent through September 30, 2022.

The Company participates in a multiple employer Retirement Income Plan, sponsored by RPC, Inc. (“RPC”). The Company did not contribute to this plan during the nine months ended September 30, 2022. During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan, which are expected to be completed in early 2023. The Company currently expects that no additional cash contributions to the plan will be required. As of the plan termination completion date, the Company will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the plan which was approximately $3.2 million as of September 30, 2022. The final amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the plan net losses. For the year ending December 31, 2022, the Company is utilizing an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected plan termination.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of September 30, 2022, there are 1,570,428 shares that remain available for repurchase under the current authorization. There were no shares repurchased under this program during the nine months ended September 30, 2022.

On October 25, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable December 9, 2022 to common stockholders of record at the close of business November 10, 2022. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the nine months ended September 30, 2022 and September 30, 2021.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.0 million as of September 30, 2022. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $2.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $10.2 million as of September 30, 2022.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $682 thousand for the nine months ended September 30, 2022 and approximately $670 thousand for the nine months ended September 30, 2021.

Marine Products and RPC own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $120 thousand for both the nine months ended September 30, 2022 and September 30, 2021.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

During 2021 and the first nine months of 2022, inflation in the general economy has increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages and U.S. fiscal policy. As a result, the market prices of the raw materials used by the Company’s manufacturing processes have increased. In addition, the Company purchases components of which there are a limited number of suppliers, most of whom are experiencing significant customer orders impacting their ability to provide needed supply quantities. The costs of most of these components have increased as demand from recreational boat manufacturers has increased and supply chains have remained constrained. These cost increases are exacerbated by higher transportation costs, which are included in the total cost of these components. In response to historically high consumer demand as well as higher raw materials and components costs, the Company has increased the prices for its products periodically beginning in the third quarter of 2021 and continuing through the beginning of the 2023 model year. The Company’s price increases during this period have had no discernible impact on the Company’s sales due to high consumer demand and strong order backlogs, so they have allowed Marine Products to maintain its profit margins. However, if the Company is forced to continue raising the prices of its products due to increased raw materials and component costs, it may not be able to continue to pass these increased costs along to dealers and consumers, which could impact the Company’s profit margins. Furthermore, such higher product prices may compel consumers to choose smaller boats, boats with fewer features or delay the purchase of a boat altogether.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation: our plans to closely monitor dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our belief that our financial results are affected by consumer confidence; our belief that the strong retail demand for new recreational boats will continue during 2022 because of the ongoing impact on consumer preferences caused by the COVID-19 pandemic and will endure during the foreseeable future; our belief that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity which does not involve large groups of people; our belief that retail demand will continue to exceed the recreational boating industry’s production capacity for the foreseeable future and statements that high fuel prices and concerns regarding a possible recession in 2023 may reduce consumer demand during the fourth quarter 2022; statements that since many recreational boat purchasers finance their purchases, higher interest may force them to choose smaller, less expensive boats or forgo the purchase of a boat altogether; our belief that in spite of strong consumer demand, retail sales in 2021 declined slightly compared to retail sales in 2020 because of the industry’s supply chain and labor problems which are preventing recreational boat manufacturers from producing sufficient units to meet retail and dealer demand; our belief that the higher cost of boat ownership may discourage consumers from purchasing recreational boats; our belief that, for years, we have been improving our customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our intentions to continue to produce a similarly smaller number of models during the 2023 model year, which began in July; statements that higher fuel prices may encourage consumers to purchase smaller boats, which use less fuel; our plans to continue to attend upcoming boat shows and our belief that the number of boat shows will increase as pandemic-related restrictions continue to ease; our plans to continue to develop and produce additional new products for subsequent model years; our belief that supply chain disruptions will continue to impact our production and sales throughout 2022; our plans to concentrate on production and delivery scheduling to decrease our inventory levels to the extent possible; our belief that our financial results during 2022 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations, the health of American consumers and economic recovery from the pandemic, and potential changes in consumer behavior as society recovers from the pandemic; our belief that additional factors could impact our financial results, including interest rates, the availability of credit to our dealers and consumers,

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations and the Company’s revolving credit facility will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations that capital expenditures in 2022 will be approximately $2.2 million; our expectations with respect to cash contributions to the multiple employer Retirement Income Plan sponsored by RPC in 2022 and beyond and the expected plan termination in early 2023; our expectation to continue to pay cash dividends to common stockholders; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that if we are forced to continue raising the prices of our products due to increased raw materials and component costs, we may not be able to continue to pass these increased costs along to the dealers and consumers, which could impact the Company’s profit margins; our belief that higher product prices may compel consumers to choose smaller boats, boats with fewer features or delay the purchase of a boat altogether; statements, generally, regarding the potential fluctuations in costs of raw materials and their effect on the costs of manufacturing our products and profit margins; our belief that our price increase will allow us to maintain or improve our profit margins and have no material impact on consumer demand; our belief about the risks of inflation and increases in interest rates and our belief that these risks will not impact production or sales in the near future due to other factors, such as historically low dealer inventories, higher dealer order backlog, and indications of consumer demand that extends beyond the 2022 retail selling season; statements that we do not expect any material changes in market risk exposure or how those risks are managed; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on the financial position, results of operations or liquidity of Marine Products.

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

As of the end of the period covered by this report, September 30, 2022 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

MARINE PRODUCTS CORPORATION

Date: October 28, 2022	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2022	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)