Form 10-K
period 2022-12-31
MARINE PRODUCTS CORP
filed 2023-02-27
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2022, the last business day of the registrant’s most recent second fiscal quarter, was $78,408,619 based on the closing price on the New York Stock Exchange on June 30, 2022 of $9.51 per share.

Marine Products Corporation had 34,437,678 shares of common stock outstanding as of February 17, 2023.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Boats, LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding: the Company’s belief that it intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide; the Company’s belief that Chaparral will continue to expand the range of its offerings through insightful, innovative product design and quality manufacturing processes to reach an increasingly discerning recreational boating market; the Company’s belief that there is currently an adequate supply of engines, resins and fiberglass available in the market; the Company’s plans to continue seeking the most advantageous purchasing arrangements from its suppliers; the Company’s plans to continue purchasing sterndrive engines through the American Boatbuilders Association (“ABA”) on a voluntary basis in order to receive volume-based purchase discounts; the Company’s belief that its allocation of production among its dealers will continue during 2023 and its belief that it will be able to continue to resell any boat for which an order has been cancelled during the near term; the Company’s belief that dealer inventories of its boat models are insufficient to meet the current level of retail customer demand during the 2023 retail selling season; the Company’s belief that its strong market share is primarily due to the success of its larger SSX models and the Surf Series; the Company’s belief that increases in the cost of certain components, international tariffs, operating costs, and the impact of environmental regulation have increased the cost of boats and boat ownership in recent years and that these trends may continue; the Company’s belief that it is well positioned to take advantage of industry conditions; the Company’s belief that its membership in the ABA positions itself as a significant third-party customer of major suppliers of sterndrive engines; the Company’s belief that its corporate infrastructure and marketing and sales capabilities, in addition to its financial strength, and its nationwide presence, enable it to compete effectively against its competitors; the Company’s marketing strategy seeks to increase market share by enabling the Company to expand its presence by building dedicated sales, marketing and distribution systems; the Company’s plans to increase selectively the quantity of its dealers to improve the quality and effectiveness of its dealer network; the Company’s plans to capitalize on its strong dealer network by educating its dealers on the sales and servicing of its products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales; the Company’s belief that the nationally advertised fixed retail pricing gives the consumer confidence that they are getting the best possible price resulting in higher customer satisfaction and encouraging consistent pricing across the Company’s dealer network; the Company’s belief that it is leading the way with marketing and branding that consistently presents a luxury-oriented message and integrates the customer into the boater’s entire experience; the Company’s plans to consider making strategic acquisitions; the Company’s belief that its facilities comply in all material aspects with the regulations of the EPA and OSHA; the Company’s belief that it will not incur any material expenditures to comply with existing environmental or safety regulations; the Company’s belief that its health care program improves employee well-being by facilitating access to healthcare; the Company’s belief that, except for the Chaparral and Robalo trademarks, it is not dependent upon any single trademark or trade name or group of trademarks or trade names; the Company’s belief that quarterly operating results for the second quarter traditionally record the highest sales volume for the year because this corresponds with the highest retail sales volume period; the Company’s belief that price increases have had no discernible impact on the Company’s sales due to high consumer demand and strong order backlogs, so they have allowed the Company to maintain its profit margins; the Company’s belief that while the recent increase in inflation creates a risk to retail demand for recreational boats, such factors are currently not expected to impact production and sales; the Company’s belief that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local regulations; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its liquidity, financial condition or results of operations; the Company’s plans to continue to monitor retail demand, the actions of its competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of its products and to adjust its production levels as deemed appropriate; the Company’s plans to continue to monitor its market share, but to continue to prioritize profit maximization; the Company’s belief that strong retail demand for new recreational boats will continue during 2023 though growth may moderate as retail demand is satisfied and consumers return to more normal lifestyles and the Company’s belief that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity; the Company’s belief that retail demand will continue to exceed the recreational boating industry’s production capacity for the foreseeable future, though it notes that fuel prices, higher interest rates, and concerns regarding a possible recession in 2023 may reduce consumer demand during 2023; the Company’s belief that retail sales in 2021 and 2022 declined compared to comparable prior year periods because of the industry’s supply chain and labor problems which are preventing recreational boat manufacturers from producing sufficient units to meet retail and consumer demand; the Company’s plans to attend more boat shows during 2023 than during previous years; the Company’s plans to continue to develop additional new products for subsequent model years; the Company’s efforts to concentrate on production scheduling in a way that will minimize inventory levels to the extent possible; the Company’s expectation that capital expenditures during 2023 will be approximately $4.0 million; the Company’s belief that liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, cash generated by operations and the Company’s ability to sell up to approximately $150 million in shares of its common stock under the Company’s shelf registration statement will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s belief that despite its agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of the contractual amounts outlined in such agreements; the Company’s expectation that it does not plan to make any contributions to its Retirement Income Plan in 2023; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies and estimates; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; the Company’s plans to continually improve and refine its internal controls; and the Company’s expectation regarding market risk of its investment portfolio.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sportboat and sport fishing boat markets. The Company sells its products to a network of 210 domestic and 88 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained workforce. With over 57 years of boatbuilding experience, Chaparral continues to expand the range of its offerings through insightful, innovative product design and quality manufacturing processes in order to reach an increasingly discerning recreational boating market.

The Company manufactures Chaparral sterndrive pleasure boats including SSi and SSX models, and the Chaparral Surf Series. The Company also manufactures Chaparral outboard pleasure boats which include OSX Luxury Sportboats and SSi outboard models.

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

The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2022] indicate that Robalo is the third largest manufacturer of outboard boats in lengths from 18 to 36 feet in the United States with a market share of 4.2 percent. Additionally, the combination of Robalo and Chaparral outboards holds the second highest position in the outboard market of this size range, with a market share of 5.4 percent.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational markets through its Chaparral brands and to the sport fishing market through its Robalo brands.

The following table provides a brief description of our product lines and their particular market focus:

	Number		Approximate
	of	Overall	Retail
Product Line	Models	Length	Price Range	Description
Chaparral – SSi Sport Boats	6	21′-23′	$55,000 - $91,000

Fiberglass sterndrive and outboard-powered, larger sport boats marketed as high value runabout for larger groups. Design features handling of a runabout, style of a sportboat and open concept layout. Select models offer Ski & Fish options to meet specific needs. All marketed with National Advertised Prices.

Chaparral – SSX Sport Boats	5	24′-34′	$126,000 - $546,000	Fiberglass sterndrive and outboard powered bowriders that combine features of sportboats and bowriders. Marketed as high value, luxury runabouts for family groups.

Chaparral – Surf Series	5	21′-30′	$75,000 - $312,000

This model line features a forward-facing sterndrive engine. Fiberglass multipurpose bowriders, the Surf Series models are marketed to both experienced and value-conscious buyers. These boats are designed to enhance the wake of the boat to accommodate the popular sport of wake surfing.

Chaparral – OSX Sport Boats	4	25′-30′	$136,000 - $433,000	Fiberglass, multipurpose sport boats with outboard power featuring plentiful seating and entertaining areas, cabin and bathroom accommodations, excellent performance, and luxury finishes.

Robalo – Center Consoles	11	18′-36′	$47,000 - $627,000

Fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen seeking family-friendly amenities. Smaller models include a trailer, and all models are marketed with a national fixed retail price. The Explorer series features extra seating options.

Robalo – Cayman Bay Boats	6	20′-26′	$53,000 - $198,000

Fiberglass outboard sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen wanting inshore and offshore capabilities. All models marketed with a trailer at a national fixed retail price.

Robalo – Dual Consoles	2	20′-31′	$59,000 - $343,000

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

Suppliers

Marine Products’ three most significant cost components used in manufacturing its boats are engines, resins and fiberglass. For each of these, there is currently an adequate supply available in the market. During the period beginning in the second quarter of 2020, at various times Marine Products experienced significant shortages in, and delayed shipments of, several of these raw materials and component parts used in manufacturing its products. These shortages have reduced our ability to meet the existing levels of dealer and consumer demand and have also increased working capital requirements during this period. During the third and fourth quarters of 2022, however, many of these shortages or delays began to ease, which allowed Marine Products to complete and ship more boats. As a result, unit sales during the fourth quarter of 2022 were the highest of any quarter during the year, and working capital requirements began to decline as well.

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering a boat, usually based on anticipated customer preferences or actual customer orders. Sterndrive engines are purchased through the American Boatbuilders Association (“ABA”), which has entered into engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has outboard engine supply contracts with Yamaha and Mercury Marine which were not negotiated through the ABA. In the event of a sudden and extended interruption in the supply of engines from any of these suppliers, our sales and profitability could be negatively impacted. See “Risk Factors” below.

Marine Products uses other raw materials in its manufacturing processes. Among these are resins, made from hydrocarbon feedstocks, as well as copper and steel. The costs of these commodities fluctuate in response to changes in global economic conditions.

Sales and Distribution

Domestic sales are generated through our independent dealer network of approximately 73 Chaparral dealers, 47 Robalo dealers and 90 dealers that sell both brands located in markets throughout the United States. Marine Products also has 88 international dealers. Most of our dealers also inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ six independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing the dealer distribution network for the Company’s products. No single dealer accounted for 10 percent or more of net sales during 2022, 2021 or 2020. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. In addition, Marine Products has developed virtual marketing programs which include online product demonstrations and virtual reality software and hardware which promote the features of its products. The Company’s virtual marketing efforts have become increasingly important beginning in 2020, when social distancing requirements resulting from the COVID-19 pandemic limited customer interaction at boat dealers’ facilities and reduced in-person boat shows during the winter boat show season.

Marine Products continues to seek new dealers in many areas throughout the U.S., Canada, Europe, South America, Asia, and the Middle East. In general, Marine Products requires full payment in U.S. dollars prior to shipping a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation. The Company’s international sales are affected by trends in consumer discretionary spending and the value of the U.S. dollar on global currency markets, among other things. During 2022, the Company’s international net sales increased 61.2 percent compared to 2021 despite the impact of trade tariffs enacted during 2018, most notably in Mexico and the European Union which was lifted during the second quarter of 2022. International net sales as a percentage of total net sales were 6.7 percent in 2022, 5.3 percent in 2021, and 4.9 percent in 2020.

Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. In a typical ordering, production and delivery cycle, the Company monitors dealer inventory levels in order to inform its production scheduling and to ensure that dealers do not hold excess inventory. During 2021 and 2022, however, extraordinarily high dealer and consumer demand combined with the Company’s production delays caused by supply chain disruptions have caused dealer inventories to fall to historic lows. The combination of low inventory levels and continued high demand has forced the Company to allocate its production to dealers to fulfill as many orders as possible and rebuild dealer inventories to levels that both the Company and its dealers believe to be appropriate. Marine Products believes that this allocation of production will continue during 2023. In the past, Marine Products has been able to resell any boat for which an order has been cancelled and believes that this ability will continue during the near term.

Approximately 58 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or self-finance. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits negotiated with the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to a minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.0 million as of December 31, 2022. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $4.3 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $12.3 million as of December 31, 2022. In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturer’s repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products’ dealer sales incentive programs are generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods and promote sales of certain models. For the 2023 model year (which commenced July 1, 2022), Marine Products offered its dealers several sales incentive programs based on dollar volume and timing of dealer purchases. Program incentives offered include sales discounts and payment of floor plan financing interest charged by qualified floor plan lenders to dealers generally through April 30, 2023. After the interest payment programs end, interest costs revert to the dealer at rates set by the lender. A dealer makes periodic curtailment payments (principal payments) on outstanding obligations against its dealer inventory as set forth in the floor plan financing agreements between the dealer and its particular lender.

We do not believe that dealer inventories of our boat models as of December 31, 2022 are sufficient to meet the current level of retail customer demand. The sales order backlog as of December 31, 2022 was 1,544 boats with estimated net sales of approximately $115.0 million. This represents an approximate 16.6 week backlog based on recent production levels. The sales order backlog as of December 31, 2021 was 2,457 boats with estimated net sales of approximately $166.0 million. This represented an approximate 30.0 week backlog based on production levels at that time. The Company’s backlog measured in weeks at December 31, 2022 was less meaningful than in past periods because the Company is allocating its productions to its dealers rather than manufacturing boats in response to dealer orders as has been its past practice. The Company will continue to monitor the number of boats in dealer inventories and adjust its production levels as it deems necessary to manage dealer inventory levels. Due to the high retail demand, over 96 percent of our boats have been in dealer inventory less than 12 months as of December 31, 2022. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

In support of its new product development efforts, Marine Products incurred research and development costs of $437 thousand in 2022, $776 thousand in 2021, and $751 thousand in 2020.

Industry Overview

The recreational marine market in the United States is a mature market, with 2021 retail expenditures of approximately $57 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”). Pleasure boats compete with all other leisure activities for consumers’ limited free time.

There are currently approximately 12 million recreational boats owned in the United States, including outboard, inboard, sterndrive, jet drive, sailboats and personal watercraft. Marine Products competes in the sterndrive boating category with three lines of Chaparral boats and in the outboard category with its Robalo sport fishing boats, Chaparral OSX Sport Luxury, and selected Chaparral SSi models. Management believes that the five largest states for boat sales at the present time are Florida, Texas, Michigan, North Carolina and Minnesota. Marine Products has dealers in each of these states.

Industry retail sales of new outboard boats in the United States during 2022 totaled 47,099 units and accounted for approximately 71 percent of the total new fiberglass powerboats sold between 18 and 36 feet in hull length. Retail sales of new outboard boats had an estimated total retail value of $3.7 billion, with an average retail price per unit of approximately $79,000. Approximately 58 percent of the Company’s unit sales to dealers in 2022 were outboard boats compared to 62 percent in 2021. Retail sales of new sterndrive boats in the United States during 2022 totaled 6,552 units and accounted for approximately 10 percent of the total new fiberglass powerboats sold in the 21 to 34 feet hull length. Retail sales of new sterndrive boats had an estimated total retail value of $880 million, with an average retail price per unit of approximately $134,000. Approximately 42 percent of the Company’s unit sales to dealers in 2022 were sterndrive boats compared to 38 percent in 2021.

The table below reflects the estimated annual sales within the recreational marine market segment by category for 2022 and 2021 (source: Info-Link Technologies, Inc.):

	2022		2021
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	6,552	$0.9	7,165	$0.8
Outboard Boats	47,099	3.7	53,471	3.8
Inboard Boats	12,465	2.0	12,871	1.8
TOTAL	66,116	$6.6	73,507	$6.4

Chaparral’s products are categorized as sterndrive boats and outboard boats, and Robalo’s products are categorized as outboard boats. Industry-wide sterndrive boat unit sales have declined steadily during the last three years.

The recreational boat manufacturing market remains highly fragmented, although several large public companies own, or have started to acquire, a diversified group of recreational boat manufacturers. We estimate that the boat manufacturing industry includes fewer than 20 sterndrive manufacturers and approximately 75 outboard boat manufacturers with significant unit production, with a large number representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc., during the latest reported period ended September 30, 2022, the top five outboard model manufacturers, which include Marine Products Corporation’s Robalo brands, have a combined market share of approximately 24 percent, compared to 28 percent during the same period in the prior year. Also according to Statistical Surveys, Inc., the top five sterndrive model manufacturers, –– which includes Chaparral, have a combined market share of approximately 74 percent, the same as during the same period in the prior year. Chaparral’s market share in sterndrive units during this period was approximately 19.8 percent, a slight increase compared to the same period in the prior year.

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

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., retail sales of new powerboats of all types decreased at a compounded annual rate of approximately 2.3 percent between 2018 and 2022. During this period, Marine Products experienced a compounded annual decline rate of approximately 5.1 percent in the number of boats sold. The Company has historically grown its boat sales and net sales primarily through increasing market share and by expanding its number of models and product lines. At the end of 2022, the Company’s dealer inventories were approximately 70.0 percent higher than they were at the end of 2021, and our unit order backlog was 37.2 percent lower than it was at the end of 2021. In spite of high retail and dealer demand, and historically low dealer inventories, our unit order backlog is lower at the end of 2022 than at the end of 2021 because current supply chain issues prevent us from forecasting our production accurately during the near term. We believe that dealer inventories are not sufficient to meet retail demand during the 2023 retail selling season. Chaparral has grown its sterndrive market share in its size category from 5.9 percent in fiscal 1996 to 19.8 percent during the latest reported period ended September 30, 2022 (the most recent information available to us from Statistical Surveys, Inc.).

During 2022, Marine Products generated its highest unit sales volume to dealers within two of Chaparral’s sterndrive SSI models. In general, our model mix during 2022 shifted to larger boats, which generate higher average selling prices.

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

Our marketing strategy seeks to increase market share by enabling Marine Products to expand its presence by building dedicated sales, marketing and distribution systems. Marine Products has a distribution network of 298 independent dealers located throughout the United States and in several international markets. Our strategy is to increase selectively the quantity of our dealers, and to improve the quality and effectiveness of our entire dealer network. Marine Products seeks to capitalize on its strong dealer network by educating its dealers on the sales and servicing of our products and helping them provide more comprehensive customer service, with the goal of increasing customer satisfaction, customer retention and future sales. Marine Products provides promotional and incentive programs to help its dealers increase product sales and customer satisfaction. During 2022 we continued to develop our nationally advertised fixed retail pricing strategy. We believe the nationally advertised fixed retail pricing gives the consumer confidence that that they are getting the best possible price resulting in higher customer satisfaction and encourages consistent pricing across our dealer network. Marine Products also realizes that innovative marketing is an increasingly important component of the full customer experience and is leading the way with marketing and branding that consistently present a luxury-oriented message that integrate themselves into the boater’s entire experience.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) outboard boat manufacturers in the United States based on retail unit sales in 2022. According to Statistical Surveys, Inc., the companies set forth below represent approximately 47 percent of all United States retail outboard boat registrations with hull lengths of 18 to 36 feet for the 12-month period ended September 30, 2022 (latest data available to us).

1.	Brunswick Corporation [1]
2.	Sea Hunt Boats
3.	Marine Products Corporation [2]
4.	Key West
5.	Hurricane
6.	Tahoe
7.	Sportsman Boats
8.	Nautic Star [3]
9.	Grady-White
10.	Carolina Skiff

The sterndrive engine powered market encompasses a wide variety of boats, accounting for approximately 10 percent of traditional powerboat retail unit sales during 2022. Marine Products Corporation’ Chaparral brand was the second largest manufacturer of sterndrive boats in lengths from 21 to 34 feet during the 12-month period ended September 30, 2022 and its share of the market during this period was approximately 19.8 percent. Primary competitors for Chaparral in the sterndrive market during 2022 included Cobalt 4, Sea Ray 5, Regal, Crownline and Monterey.

1 Includes Bayliner, Boston Whaler and Sea Ray outboard units

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

Human Capital

The table below shows the number of employees at December 31, 2022 and 2021:

At December 31,	2022	2021
Employees	935	880

The recreational boating industry is cyclical and therefore headcount is subject to change based on production levels which are a function of dealer and consumer demand. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Diversity and Equality - The Company’s workforce reflects the diversity of the community in which it operates. Our dedicated team of employees work toward a common purpose. We provide employment in a small community which we have supported as the largest employer since 1976 under the same management. Our company is strong in its values, relationships and consistency in management. The Board of Directors has a human capital and compensation committee that, among other things, monitors compliance with applicable non-discrimination laws related to race, gender and other protected classes. The Committee provides quarterly reports to the Board, including discussion of any significant compliance matters.

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

Seasonality

Marine Products’ quarterly operating results are affected by weather and general economic conditions. Quarterly operating results for the second quarter traditionally record the highest sales volume for the year because this corresponds with the highest retail sales volume period. For similar reasons, quarterly operating results for the fourth quarter often record the lowest sales volume for the year. However, in 2020 Marine Products recorded the lowest quarterly sales volume of the year in the second quarter because of our temporary production facility closure caused by the COVID-19 pandemic, and the highest sales volume of the year in the fourth quarter of 2020, due to high retail demand which extended beyond the traditional retail selling season for recreational boats. Marine Products did not experience traditional seasonal sales patterns during 2021 and 2022 because retail customers were concerned about low dealer inventories and were willing to purchase a boat outside of the typical boating season. In addition, Marine Products recorded the highest quarterly sales volume of 2022 during the fourth quarter due to improvement in our supply chain and transportation availability. Boat demand remained very high throughout 2021 and 2022 and we believe that these consumer behaviors will continue in 2023. The results for any quarter are not necessarily indicative of results to be expected in any future period.

Inflation

During 2021 and 2022, inflation in the general economy has increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages and U.S. fiscal policy. As a result, the market prices of the raw materials used by the Company’s manufacturing processes increased during these periods. In addition, the Company purchases components of which there are a limited number of suppliers, most of whom are experiencing significant customer orders impacting their ability to provide needed supply quantities. The costs of most of these components increased as demand from recreational boat manufacturers has increased and supply chains have remained constrained. These cost increases are exacerbated by higher transportation costs, which are included in the total cost of these components. In response to historically high consumer demand as well as higher raw materials and components costs, the Company increased the prices for its products periodically beginning in the third quarter of 2021 and continuing through the beginning of the 2023 model year. During the third and fourth quarters of 2022, the prices of many raw materials used in the Company’s manufacturing processes began to decline, and transportation became more available and less expensive, thus easing the Company’s cost pressures. As of the end of 2022, the Company’s price increases during this period have had no discernible impact on the Company’s sales due to high consumer demand and strong order backlogs, so they have allowed Marine Products to maintain its profit margins. However, if in the future the Company is forced to raise the prices of its products due to increased raw materials and component costs, it may not be able to continue to pass these increased costs along to dealers and consumers, which could impact the Company’s profit margins. Furthermore, such higher product prices may compel consumers to choose smaller boats, boats with fewer features or delay the purchase of a boat altogether.

New boat buyers typically finance their purchases. Higher inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. The Company believes that the recent increases in interest rates creates a risk to retail demand for recreational boats. However, we do not believe that this risk will impact production and sales in the near future due to other factors, such as historically low dealer inventories, high dealer order backlog, and indications of consumer demand that extend into the 2023 retail selling season.

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

Marine Products Relies upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers.

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2023 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Marine Products’ Single Operational Location Creates Risk for its Sales, Profits and the Value of its Assets.

Marine Products’ manufacturing operations are conducted in a single location in Nashville, Georgia. To support our operations, several of our suppliers have also established facilities close to our manufacturing facility to provide timely delivery of fabricated components to us. Catastrophic weather, civil unrest or other unanticipated events beyond our control may disrupt both our and our suppliers’ ability to conduct manufacturing operations or transport our finished boats to our dealer network. We do not own or have access to alternate manufacturing locations. In the event of such events or conditions, we may incur damage to our work-in-process and finished goods inventory and will incur impairment charges to the value of that inventory. Furthermore, our sales and profits may be adversely affected during and immediately after such events or conditions due to our inability to manufacture and deliver boats to our dealer network.

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

Because Marine Products Relies on Third-party Suppliers, Marine Products may be Unable to Obtain Adequate Raw Materials, Engines and Components Which Could Increase our Working Capital Requirements and Adversely Affect Sales and Profit Margins.

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

As noted, we rely on third parties to supply a number of raw materials used in our manufacturing processes. Prices for these raw materials fluctuate, often unpredictably, due to market forces beyond our control. When prices of these raw materials increase, we attempt to preserve our profit margins by increasing the prices of our products. During 2021, we experienced increases in raw materials prices and successfully preserved our profitability by increasing prices for our products. However, if inflation continues in the prices of these or other raw materials or parts and components, there is no assurance that we can continue to increase the prices of our products and preserve our profitability.

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

Increasing Expectations from Customers, Investors and Other Stakeholders Regarding Our Environmental, Social and Governance (ESG)Practices may affect Our Business, may Create Additional Costs for us, or Expose Us to Related Risks.

Many companies are receiving greater attention from stakeholders regarding their ESG practices, as well as their oversight of relevant ESG issues. The various stakeholders are placing growing importance on our potential environmental and social issue risk exposure and the impact of our choices. This trend appears likely to continue. Increased focus on ESG and related decision-making may negatively impact us as customers, investors and other stakeholders may choose to not work with us or reallocate capital or decline to make an investment as a result of their assessment of our ESG practices. Companies that do not comport with, or do not adapt to, these evolving investor and stakeholder ESG-related expectations and standards, or that are assessed as not having responded appropriately to the growing focus on ESG matters, may have their brand and reputation harmed, and we or our stock price may be adversely affected even though we may be in full compliance with all relevant laws and regulations.

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

Risks Related to Our Capital and Ownership Structure.

Marine Products’ Executive Officers, Directors and Their Affiliates Together Have a Substantial Ownership Interest, and Public Stockholders may have no Effective Voice in Marine Products’ Management.

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors and independent nominating and compensation committees.

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 76 percent of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third-party from acquiring control of Marine Products at a premium.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Marine Products’ corporate offices are in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $4,200 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30-day notice.

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

Item 4A. Information About Our Executive Officers

The Executive Officers of the Company have been elected by the Board of Directors to serve until the April 2023 Board of Directors’ meeting, or until their earlier removal by the Board of Directors or their resignation. The following table lists the Executive Officers of Marine Products and their ages, offices, and terms of office.

		Date First
		Elected
Name and Office with Registrant	Age	to Present Office
Richard A. Hubbell (1)	78	5/17/22
Executive Chairman of the Board

Ben M. Palmer (2)	62	5/17/22
President and Chief Executive Officer

Michael L. Schmit (3)	50	5/17/22
Vice President, Chief Financial Officer and Corporate Secretary
(1)	Richard A. Hubbell has been Executive Chairman of the Board since May 17, 2022. Prior to that, he served as the President and Chief Executive Officer of Marine Products since it was spun off in 2001. He is also the Executive Chairman of the Board at RPC, Inc. and previously served as its President since 1987 and Chief Executive Officer since 2003. Mr. Hubbell serves on the Board of Directors of both companies.
(2)	Ben M. Palmer has been President and Chief Executive Officer of the Company since May 17, 2022. Previously, he served as Vice President, Chief Financial Officer and Treasurer of Marine Products since it was spun off in 2001 and assumed responsibility as Corporate Secretary in 2018. He is also the President and Chief Executive Officer of RPC, Inc. and previously served as its Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. Mr. Palmer serves on the Board of Directors of both companies.
(3)	Michael L. Schmit has been Vice President, Chief Financial Officer and Corporate Secretary of Marine Products since May 17, 2022. He is also the Vice President, Chief Financial Officer and Corporate Secretary of RPC, Inc.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 17, 2023, there were 34,437,678 shares of common stock outstanding and approximately 5,100 beneficial holders of our Company’s common stock.

Issuer Purchases of Equity Securities

The Company has a stock buyback program initially adopted in 2001 and subsequently amended in 2013 and 2019 that authorizes the aggregate repurchase of 8,250,000 shares in the open market. The Company did not repurchase any shares under this program in 2022 and 2021. There are 1,570,428 shares that remain available for repurchase as of December 31, 2022. The program does not have a predetermined expiration date.

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

The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks. During 2022, the components of the Russell 2000 had an average market capitalization of $2.8 billion, and a median market capitalization of $950 million.

The graph below assumes the value of $100.00 invested on December 31, 2017.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2. Discussions of 2021 items and year-to-year comparisons of 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, which Item is incorporated herein by reference.

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

We manage our Company by focusing on the execution of the following business and financial strategies:

●	Manufacturing high-quality, stylish, and innovative powerboats for our dealers and retail consumers which are competitive in the market,
●	Coordinating a complex supply chain to ensure that raw materials and parts used in manufacturing our products are delivered on a timely basis,
●	Providing our independent dealer network appropriate incentives, training, and other support to enhance their success and their customers’ satisfaction, thereby facilitating their continued relationship with us,
●	Managing our dealer’s expectations regarding our production allocations during periods in which dealer demand exceeds our production capacity,
●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a downturn in sales of our products,
●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,
●	Designing our products and marketing strategies to create a positive, memorable experience for our customers, within an evolving environment which calls for the increased use of technology to conduct virtual marketing and product demonstration,
●	Monitoring the recreational boat market for strong complementary product lines which we may enter through new product development or acquisition,
●	Extending our brand name recognition to enhance the success of new boat models that complement our existing offerings,
●	Improving our sales and profits by increasing the utilization of our manufacturing capacity,
●	Monitoring the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories,
●	Maximizing stockholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of the Company’s common stock on the open market, and
●	Aligning the interests of our management and stockholders.

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

During 2022, aggregate retail sales of the boating segments in which Marine Products operates increased by approximately 3.5 percent compared to the prior year. Our consolidated net sales increased in 2022 compared to 2021 due to a 4.0 percent increase in unit sales to dealers coupled with a 23.7 percent increase in the average gross selling price per boat. Management will continue to monitor retail demand among the various segments in the recreational boat market, the actions of our competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate.

We periodically monitor our market share in various categories as one indicator of the success of our strategies and the market’s acceptance of our products. For the 12 month period ended September 30, 2022 (latest data available to us), Robalo’s share of the 18 to 36 foot outboard sport fishing boat market was 4.2 percent, the third highest market share within this category. Chaparral’s market share in the 19 to 34 foot sterndrive category was 19.8 percent, an increase in comparison to the same period in the prior year and the second highest market share in this category during this period. Marine Products Corporation’s share of the outboard recreational market, including both Robalo and Chaparral’s outboard units, was 5.4 percent of the total market within its size range for the 12 months ended September 30, 2022 which was the third highest share among manufacturers of various outboard brands during this period. We will continue to monitor our market share and believe it to be important, but we believe that maximizing profitability takes precedence over growing our market share. Furthermore, as we continue to expand the breadth of our product offerings within our core category and new categories, we consider our overall market share across the various powerboat categories to be of greater importance to the long-term health of our company than our market share within any specific type of recreational boat.

Outlook

We believe that the strong retail demand for new recreational boats which began with the onset of the COVID-19 pandemic will continue through 2023 though growth may moderate as retail demand is satisfied and consumers return to more normal lifestyles coupled with economic concerns and other factors such as interest rates. Beginning in the second quarter of 2020, many consumers chose recreational boating when they left urban areas to spend time in vacation homes or in smaller groups, often located near recreational bodies of water. Recreational boating is a leisure activity that supports this transition because people perceive it to be a safe outdoor activity which does not involve large groups of people. We believe that retail demand will continue to exceed the recreational boating industry’s production capacity for the foreseeable future, though we note that fuel prices, higher interest rates, and concerns regarding a possible recession in 2023 may reduce consumer demand during 2023. Since many recreational boat buyers finance their purchases, higher interest rates may force them to choose smaller, less expensive boats or forgo the purchase of a boat altogether.

In spite of strong consumer demand, industry retail unit sales in 2021 and 2022 declined compared to comparable prior year periods. The Company believes that these declines have been caused by the industry’s supply chain and labor problems which are preventing recreational boat manufacturers from producing sufficient units to meet retail and consumer demand. The overall cost of boat ownership has increased over the last several years. In particular, the cost to purchase a boat has increased because of increased materials and labor costs and higher interest rates, which increase the financing costs of boat ownership. In addition, the price of fuel has fluctuated over the past several years, creating uncertainty regarding the cost of operating a boat. The higher cost of boat ownership may discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. Since the 2021 model year, Marine Products has produced a smaller number of models than in previous years in order to increase production efficiency. In addition, the average size of the models the Company is producing has increased in response to evolving retail demand, although concern regarding higher fuel prices may encourage consumers to purchase smaller boats, which use less fuel.

In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. The industry will conduct more boat shows in 2023 than in the previous two years due to the easing of COVID-19 – related restrictions, so we plan to attend more boat shows during 2023 than during the previous two years.

Due to strong demand across the recreational sector, key materials and components are in tight supply. Supply chain disruptions have delayed the receipt of both raw materials and key components used in our manufacturing process, thus delaying production and deliveries to our dealers. Although these disruptions began to moderate during the fourth quarter of 2022, they still impact our ability to meet dealer and retail demand. Transportation shortages have further impacted our ability to deliver finished products to our dealers, though these issues began to moderate during the third and fourth quarters of 2022. These production and shipment delays caused our working capital requirements to increase significantly starting in the third quarter of 2021, although our inventory levels began to decline during the fourth quarter of 2022 as these issues began to improve.

Our financial results during 2023 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations. Additional factors that could impact our results include the availability and cost of credit to our dealers and consumers, increasing fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers.

Results of Operations

	Years ended December 31,
	2022	2021	2020
Total number of boats sold	4,331	4,165	3,689
Average gross selling price per boat (in thousands)	$76.8	$62.1	$56.1
Net sales (in thousands)	$380,995	$298,014	$239,825
Gross profit margin percent	24.6%	22.9%	22.4%
Percentage of selling, general and administrative expenses to net sales	11.0%	10.7%	12.2%
Operating income (in thousands)	$51,796	$36,392	$24,361
Warranty expense (in thousands)	$5,903	$3,702	$2,845

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales. Marine Products’ net sales increased by $83.0 million or 27.8 percent in 2022 compared to 2021. The increase was primarily due to a 4.0 percent increase in the number of boats sold, as well as an increase in parts and accessories sales, coupled with a 23.7 percent increase in the average gross selling price per boat. Unit sales increased in all of our Chaparral models as well as many Robalo models during 2022 compared to the prior year due to our success in finishing and shipping substantially completed boats from inventory as a result of improvement of supply chain issues. Average selling prices increased compared to the prior year primarily due to a favorable model mix coupled with price increases to cover increased costs including primarily materials and components. Domestic net sales were $355.4 million, an increase of 26.0 percent compared to the prior year. In 2022, international net sales were $25.6 million, an increase of 61.2 percent compared to the prior year.

Cost of Goods Sold. Cost of goods sold increased 25.0 percent in 2022 compared to 2021 consistent with the increase in net sales. As a percentage of net sales, cost of goods sold decreased to 75.4 percent in 2022 compared to 77.1 percent in 2021 primarily due to price increases and a favorable model mix during 2022 compared to the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 31.5 percent in 2022 compared to 2021 primarily due to an increase in costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense. In addition, the Company recorded a $1.2 million pension settlement charge in 2022 associated with its defined benefit pension plan. Selling, general and administrative expenses as a percentage of net sales were 11.0 percent in 2022 compared to 10.7 percent in 2021. As a percentage of net sales, warranty expense was 1.5 percent in 2022 and 1.2 percent in 2021.

Interest Income, net. Interest income, net increased due to an increased cash balance and higher investment yields to $338 thousand in 2022 compared to $16 thousand in 2021. Marine Products generated interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility.

Income Tax Provision. The income tax provision increased to $11.8 million in 2022 compared to $7.4 million in 2021. The effective tax rate increased slightly from 22.6 percent in 2022 to 20.3 percent in 2021.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $43.2 million at December 31, 2022, $14.1 million at December 31, 2021 and $31.6 million at December 31, 2020. The following table sets forth the historical cash flows for the twelve months ended December 31:

(in thousands)	2022	2021	2020
Net cash provided by operating activities	$49,348	$457	$29,874
Net cash used for investing activities	(2,500)	(1,248)	(2,065)
Net cash used for financing activities	(17,779)	(16,680)	(16,040)

Cash provided by operating activities in 2022 increased $48.9 million compared to 2021. The net cash provided by operating activities in 2022 includes net income of $40.3 million coupled with a favorable change in other accrued expenses of $4.0 million and net favorable changes in other components of our working capital (including accounts receivable, inventory and accounts payable) totaling $2.2 million. The net favorable changes in accrued expenses and accounts payable are primarily due to higher production levels and profitability. Additionally, the favorable change in inventory is due to finishing and shipping substantially completed boats from inventory as a result of improvement of supply chain issues in the current year in comparison to the prior year which was negatively impacted by supply chain disruptions of critical components needed to complete boats.

Cash used for investing activities in 2022 was $2.5 million compared to $1.2 million for the same period in 2021. This increase is primarily due to higher capital expenditures in 2022 in comparison to the same period of the prior year.

Cash used for financing activities in 2022 increased $1.1 million compared to 2021 primarily due to increased dividends paid to common shareholders, partially offset by a reduction in the cost of stock repurchases related to the vesting of restricted shares.

Cash Requirements

Management expects that capital expenditures during 2023 will be approximately $4.0 million.

The Company participates in a multiple employer Retirement Income Plan (“Plan” ), sponsored by RPC. The Company did not make any cash contributions to this plan in 2022. During 2021, the Company initiated actions to terminate the defined benefit pension plan which are expected to be completed in early 2023. We do not currently expect the Company to make any contributions to the Plan in 2023.

On January 24, 2023, the Board of Directors approved a quarterly cash dividend of $0.14 per common share payable March 10, 2023 to stockholders of record at the close of business on February 10, 2023.

The Company has a contractual agreement with one employee that provides for a monthly payment equal to a percentage of profits (defined as pretax income before goodwill amortization and certain allocated corporate expenses) which effective June 1, 2022 was revised to seven percent of profits, as defined, compared to 10 percent of profits in the prior periods.

The Company has a stock buyback program initially adopted in 2001 and subsequently amended in 2013 and 2019 that authorizes the aggregrate repurchase of 8,250,000 shares in the open market. The Company did not repurchase any shares under this program in 2022 and 2021. There are 1,570,428 shares that remain available for repurchase as of December 31, 2022. The program does not have a predetermined expiration date.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a qualifying dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company had no repurchases of dealer inventory in 2022 and 2021. See further information regarding repurchase obligations in “NOTE 11: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements which is incorporated herein by reference.

The Company believes that the liquidity provided by existing cash, cash equivalents and marketable securities, its overall strong capitalization, cash generated by operations and the Company’s ability to sell up to approximately $150 million in shares of its common stock under the Company’s shelf registration statement will provide sufficient capital to meet the Company’s requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. The Company also has a revolving line of credit facility to increase its flexibility for managing its investment in its working capital.

On November 12, 2021, the Company obtained a $20 million revolving credit facility that matures November 2026. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The facility includes (i) a $5 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35 million and EBITDA over the most recently completed twelve month period at the time of incurrence. As of December 31, 2022, the Company had no outstanding borrowings under the revolving credit agreement. For additional information with respect to MPC’s facility, see Note 7: Notes Payable to Banks of the Consolidated Financial Statements included in this report and which is incorporated herein by reference.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, amounts related to the usage of corporate aircraft and other long-term liabilities. For additional information with respect to MPC’s contractual obligations, see Note 7: Long-term debt and Note 14: Leases of the Consolidated Financial Statements included in this report and which is incorporated herein by reference.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of their boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements typically provide for the return of all repossessed boats in “new and unused” condition subject to normal wear and tear, as defined, to the Company, in exchange for the

Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no repurchases of dealer inventory under contractual agreements during 2022 and 2021.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2022, the Company believes the fair value of its guarantee liability is immaterial. See further information regarding repurchase obligations in “NOTE 11: COMMITMENTS AND CONTINGENCIES” of the Consolidated Financial Statements which is incorporated herein by reference.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to a minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.0 million as of December 31, 2022. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $4.3 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $12.3 million as of December 31, 2022. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

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

Sales incentives and discounts – The Company sells its boats through its network of independent dealers and recognizes revenues from contracts with its customers based on the consideration received in exchange for the goods sold. The Company records incentives as a reduction of sales or as a cost of sales as appropriate. Using historical trends and management estimates, adjusted for current changes, the Company estimates the amount of incentives that will be paid in the future on boats sold and accrues an estimated liability. The Company offers various incentives that promote sales to dealers, and to a lesser extent, retail customers. These incentives are designed to encourage timely replenishment of dealer inventories after peak selling seasons, stabilize manufacturing volumes throughout the year, and improve production model mix. The dealer incentive programs are a combination of annual volume commitment discounts, and additional discounts at time of invoice for those dealers who do not finance their inventory through specified floor plan financing agreements. The annual dealer volume discounts are primarily based on July 1 through June 30 model year purchases. In addition, the Company offers at various times other time-specific or model-specific incentives.

The factors that complicate the calculation of the cost of these incentives are the ability to estimate incentive payments of the Company, the volume and timing of inventory financed by specific dealers, and the identification of boats sold subject to certain incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and adjusts recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 5.6 percent in 2022, 5.8 percent in 2021, and 6.7 percent in 2020. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2022 would have increased or decreased net sales, gross margin and operating income by approximately $0.8 million.

Warranty costs -The Company records as part of selling, general and administrative expenses an experience-based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. While we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements, our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, manufacturing defects or issues, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.5 percent in 2022, 1.2 percent in 2021 and 2020. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2022 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.4 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2022 based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2022.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2022, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Ben M. Palmer	/s/ Michael L. Schmit
Ben M. Palmer	Michael L. Schmit
President and Chief Executive Officer	Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia

February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

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

February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2023 expressed an unqualified opinion.

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

Warranty Liability

As described further in Note 1 to the consolidated financial statements, the Company provides a lifetime limited structural hull warranty, a five-year structural deck warranty, and a one-year limited warranty to the original owner for all boats sold to dealers. The estimated cost of warranty claims is recorded by the Company at the time of the boat sale based on historical claims experience and may subsequently be adjusted based on items such as production quality. We identified the warranty liability ("warranty") as a critical audit matter.

The principal consideration for our determination that warranty is a critical audit matter is that the warranty liability has a higher degree of estimation uncertainty related to the estimation of anticipated future warranty claims. The estimation uncertainty and subjectivity in determining the liability resulted in the need for significant auditor judgement when assessing the reasonableness of the inputs and assumptions utilized by the Company.

Our audit procedures related to this matter included the following, among others.

●	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s warranty liability estimation process. For example, we tested controls over the development of the assumptions and the verification of the completeness and accuracy of the information used in developing the warranty liability.
●	We tested the process used to develop the estimate using information related to recent production trends and the historical experience of the Company.
●	We compared the Company’s prior year warranty liability related to anticipated claims in the current year to actual claims paid in the current year to evaluate the historical accuracy of the Company’s estimate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

February 27, 2023

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except share information)

	2022	2021
ASSETS
Cash and cash equivalents	$43,171	$14,102
Accounts receivable, net of allowance for credit losses of $12 in 2022 and 2021	5,340	3,262
Inventories	73,015	73,261
Income taxes receivable	28	10
Pension plan assets	356	—
Prepaid expenses and other current assets	3,088	2,474
Total current assets	124,998	93,109
Property, plant and equipment, net of accumulated depreciation of $33,055 in 2022 and $31,878 in 2021	14,965	14,370
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	6,027	4,392
Other assets	13,952	17,197
Total assets	$163,715	$132,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,250	$6,771
Accrued expenses and other liabilities	15,340	11,298
Total current liabilities	23,590	18,069
Pension and retirement plans liabilities	14,440	15,564
Other long-term liabilities	1,304	683
Total liabilities	39,334	34,316
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,217,582 shares in 2022 and 33,992,054 shares in 2021	3,422	3,399
Capital in excess of par value	—	—
Retained earnings	122,954	97,702
Accumulated other comprehensive loss	(1,995)	(2,576)
Total stockholders’ equity	124,381	98,525
Total liabilities and stockholders’ equity	$163,715	$132,841

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except per share data)

	2022	2021	2020
Net sales	$380,995	$298,014	$239,825
Cost of goods sold	287,278	229,742	186,220
Gross profit	93,717	68,272	53,605
Selling, general and administrative expenses	41,921	31,880	29,244
Operating income	51,796	36,392	24,361
Interest income, net	338	16	95
Income before income taxes	52,134	36,408	24,456
Income tax provision	11,787	7,382	5,012
Net income	$40,347	$29,026	$19,444

Earnings per share
Basic	$1.18	$0.85	$0.57
Diluted	1.18	0.85	0.57
Dividends paid per share	$0.50	$0.46	$0.40

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

	2022	2021	2020
Net income	$40,347	$29,026	$19,444
Other comprehensive income (loss), net of taxes:
Pension adjustment	581	(629)	801
Comprehensive income	$40,928	$28,397	$20,245

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2019	33,870	$3,387	$—	$76,573	$(2,748)	$77,212
Stock issued for stock incentive plans, net	173	17	3,085	—	—	3,102
Stock purchased and retired	(174)	(17)	(3,085)	612	—	(2,490)
Net income	—	—	—	19,444	—	19,444
Pension adjustment, net of taxes	—	—	—	—	801	801
Dividends	—	—	—	(13,550)	—	(13,550)
Balance, December 31, 2020	33,869	$3,387	$—	$83,079	$(1,947)	$84,519
Stock issued for stock incentive plans, net	188	18	2,271		—	2,289
Stock purchased and retired	(64)	(6)	(2,271)	1,226	—	(1,051)
Net income	—	—	—	29,026	—	29,026
Pension adjustment, net of taxes	—	—	—	—	(629)	(629)
Dividends	—	—	—	(15,629)	—	(15,629)
Balance, December 31, 2021	33,993	$3,399	$—	$97,702	$(2,576)	$98,525
Stock issued for stock incentive plans, net	285	29	2,678	—	—	2,707
Stock purchased and retired	(60)	(6)	(2,678)	1,982	—	(702)
Net income	—	—	—	40,347	—	40,347
Pension adjustment, net of taxes	—	—	—	—	581	581
Dividends	—	—	—	(17,077)	—	(17,077)
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

	2022	2021	2020
OPERATING ACTIVITIES
Net income	$40,347	$29,026	$19,444
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,905	1,816	1,954
Stock-based compensation expense	2,707	2,289	3,102
Gain on sale of assets	—	—	(31)
Deferred income tax benefit	(1,798)	(140)	(311)
Pension settlement loss	1,180	—	647
(Increase) decrease in assets:
Accounts receivable	(2,078)	1,444	1,901
Income taxes receivable	(18)	(10)	907
Inventories	246	(30,951)	(757)
Prepaid expenses and other current assets	(614)	(527)	109
Other non-current assets	2,675	(1,889)	(4,428)
Increase (decrease) in liabilities:
Accounts payable	1,479	692	2,193
Accrued expenses and other liabilities	4,042	(4,287)	2,426
Other long-term liabilities	(725)	2,994	2,718
Net cash provided by operating activities	49,348	457	29,874

INVESTING ACTIVITIES
Capital expenditures	(2,500)	(1,248)	(2,099)
Proceeds from sale of assets	—	—	34
Net cash used for investing activities	(2,500)	(1,248)	(2,065)

FINANCING ACTIVITIES
Payment of dividends	(17,077)	(15,629)	(13,550)
Cash paid for common stock purchased and retired	(702)	(1,051)	(2,490)
Net cash used for financing activities	(17,779)	(16,680)	(16,040)

Net increase (decrease) in cash and cash equivalents	29,069	(17,471)	11,769
Cash and cash equivalents at beginning of period	14,102	31,573	19,804
Cash and cash equivalents at end of period	$43,171	$14,102	$31,573

Supplemental information:
Income tax payments, net	$13,022	$7,493	$4,099

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation — The consolidated financial statements include the accounts of Marine Products Corporation (a Delaware corporation) and its wholly owned subsidiaries (“Marine Products”, “MPC” or the “Company”).

The consolidated financial statements included herein may not necessarily be indicative of the future results of operations, financial position and cash flows of Marine Products.

The Company has one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for 10 percent or more of net sales during 2022, 2021 or 2020. Net sales to the Company’s international dealers were approximately $25.6 million in 2022, $15.9 million in 2021, and $11.8 million in 2020.

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

Preferred Stock — Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2022, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Dividend — On January 24, 2023, the Board of Directors declared a regular cash dividend of $0.14 per share payable March 10, 2023 to stockholders of record at the close of business on February 10, 2023. Subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

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

Sales Recognition — Marine Products recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the goods sold. See Note 2: Net Sales for additional information.

Advertising — Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. The Company had prepaid expenses related to unamortized product brochure costs of $194,000 as of December 31, 2022 and $132,000 as of December 31, 2021. Advertising expenses totaled approximately $2,147,000 in 2022, $1,645,000 in 2021 and $2,013,000 in 2020 and are recorded in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Cash and Cash Equivalents — Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. MPC maintains cash equivalents and investments in one or more large financial institutions, and MPC’s policy restricts investment in any securities rated less than “investment grade” by national rating services.

Accounts Receivable — The majority of the Company’s accounts receivable is due from dealers located in markets throughout the United States. Approximately 58 percent of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its credit loss allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles — Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2022 and 2021. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its indefinite – lived trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2022, 2021 and 2020.

Investments — The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See Note 12: Employee Benefit Plans for further information regarding these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Warranty Costs — The Company provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferrable. Additionally, as it relates to the first subsequent owner, a five-year transferrable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer. The Company accrues for estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)	2022	2021
Balance at beginning of year	$4,641	$5,030
Less: Payments made during the year	(4,845)	(4,091)
Add: Warranty provision for the current year	5,737	3,817
Changes to warranty provision for prior years	166	(115)
Balance at end of year	$5,699	$4,641

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

Research and Development Costs — The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $437,000 in 2022, $776,000 in 2021, and $751,000 in 2020.

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

Leases — The Company determines at contract inception, if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company has elected not to separate non-lease components from lease components for its leases. Variable lease payments are recognized as expense when incurred.

Retirement Income Plan (“Plan”) — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that provides monthly benefits upon normal retirement at age 65, or reduced early retirement benefits at age 59 ½ or at age 55 or older with 15 or more years of service, to substantially all employees with at least one year of service prior to 2002. In 2002, RPC’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. During 2021, the Company initiated actions to terminate the defined benefit pension plan. See Note 12: Employee Benefit Plans for a full description and status of this plan and the related accounting and funding policies.

Stock-Based Compensation — Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 12: Employee Benefit Plans for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Earnings per Share — Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See Note 12: Employee Benefit Plans for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(in thousands)	2022	2021	2020
Net income available for stockholders:	$40,347	$29,026	$19,444
Less: Adjustments for earnings attributable to participating securities	(858)	(566)	(416)
Net income used in calculating earnings per share	$39,489	$28,460	$19,028

Weighted average shares outstanding (including participating securities)	34,183	33,984	33,926
Adjustment for participating securities	(743)	(672)	(734)
Shares used in calculating basic and diluted earnings per share	33,440	33,312	33,192

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. See Note 10: Fair Value Measurements for further information regarding the fair value measurement of assets and liabilities.

Concentration of Suppliers — The Company has only four suppliers for the three types of engines it purchases. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

Recent Accounting Pronouncements — The FASB issued the following Accounting Standards Updates (“ASU”s):

Recently Adopted Accounting Standards:

ASU No. 2020-04 — Reference Rate Reform (Topic 848). The amendments in this ASU provide optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other reference rate that is expected to be discontinued due to reference rate reform. The Company adopted these provisions in the second quarter of 2022 and expects to replace LIBOR, currently used to accrue interest in its revolving credit agreement, with the Term Secured Overnight Financing Rate (“SOFR”) based on the occurrence of any of the triggering events in the agreement. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

NOTE 2: NET SALES

Accounting Policy — MPC’s contract revenues are generated principally from selling: (1) fiberglass motorized boats and accessories and (2) parts to independent dealers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occur with the transfer of title of our boats, accessories, and parts to our dealers. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties (see Note 1: Significant Accounting Policies). Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold.

Nature of goods — MPC’s performance obligations within its contracts consists of: (1) boats and accessories and (2) parts. The Company transfers control and recognizes revenue on the satisfaction of its performance obligations (point in time) as follows:

●	Boats and accessories (domestic sales) — upon delivery and acceptance by the dealer.
●	Boats and accessories (international sales) — upon delivery to shipping port.
●	Parts – upon shipment/delivery to carrier.

Payment terms — For most domestic customers, MPC manufactures and delivers boats and accessories and parts ahead of payment — i.e., MPC has fulfilled its performance obligations prior to submitting an invoice to the dealer. MPC invoices the customer when the products are delivered and receives the related compensation, typically within seven to ten business days after invoicing. For some domestic customers and all international customers, MPC requires payment prior to transferring control of the goods. These amounts are classified as deferred revenue and recognized when control has transferred, which generally occurs within three months of receiving the payment.

When the Company enters into contracts with its customers, it generally expects there to be no significant timing difference between the date the goods have been delivered to the customer (satisfaction of the performance obligation) and the date cash consideration is received. Accordingly, there is no financing component to the Company’s arrangements with its customers.

Significant judgments

Determining the transaction price — The transaction price for MPC’s boats and accessories is the invoice price adjusted for dealer incentives. Key inputs and assumptions utilized in determining variable consideration related to dealer incentives include:

●	Inputs: Current model year boat sales, total potential program incentive percentage, prior model year results of dealer incentive activity (i.e., incentive earned as a percentage of total incentive potential).
●	Assumption: Current model year incentive activity will closely reflect prior model year actual results, adjusted as necessary for dealer purchasing trends or economic factors.

Other — Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Disaggregation of revenues

The following table disaggregates our sales by major source:

(in thousands)	2022	2021	2020
Boats and accessories	$375,912	$293,312	$235,097
Parts	5,083	4,702	4,728
Net sales	$380,995	$298,014	$239,825

The following table disaggregates our revenues between domestic and international:

(in thousands)	2022	2021	2020
Domestic	$355,371	$282,117	$228,092
International	25,624	15,897	11,733
Net sales	$380,995	$298,014	$239,825

Contract balances — Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the consolidated balance sheets.

(in thousands)	2022	2021
Deferred revenue	$1,989	$1,313

Substantially all of the amounts of deferred revenue as of December 31, 2022 and December 31, 2021 were or will be recognized as sales during the immediately following quarters, when control is transferred.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2022	2021
(in thousands)
Trade receivables	$4,047	$2,454
Other	1,305	820
Total	5,352	3,274
Less: allowance for credit losses	(12)	(12)
Net accounts receivable	$5,340	$3,262

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers in 2022 and 2021. Changes in the Company’s allowance for credit losses are disclosed in Schedule II on page 63 of this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

NOTE 4: INVENTORIES

Inventories consist of the following:

December 31,	2022	2021
(in thousands)
Raw materials and supplies	$37,210	$42,231
Work in process	14,190	14,390
Finished goods	21,615	16,640
Total inventories	$73,015	$73,261

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

	Estimated
December 31,	Useful Lives	2022	2021
(in thousands)
Land	N/A	$895	$878
Buildings	7-40	21,567	21,275
Operating equipment and property	3-15	14,292	13,455
Furniture and fixtures	5-7	2,991	2,779
Vehicles	5-10	8,275	7,861
Gross property, plant and equipment		48,020	46,248
Less: accumulated depreciation		(33,055)	(31,878)
Net property, plant and equipment		$14,965	$14,370

Depreciation expense was $1,905,000 in 2022, $1,816,000 in 2021 and $1,954,000 in 2020. The Company’s accounts payable for purchases of property and equipment was immaterial as of December 31, 2022, December 31, 2021 and December 31, 2020.

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2022	2021
(in thousands)
Accrued payroll and related expenses	$3,753	$3,119
Accrued sales incentives and discounts	2,485	1,214
Accrued warranty costs	5,699	4,641
Deferred revenue	1,989	1,313
Income taxes payable	342	217
Other	1,072	794
Total accrued expenses and other liabilities	$15,340	$11,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

NOTE 7: NOTES PAYABLE TO BANKS

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

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of December 31, 2022, the Company was in compliance with these covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195,000 in 2022. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of non-current other assets. As of December 31, 2022, MPC had no outstanding borrowings under the revolving credit facility.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility were $90,000 in 2022 and $10,000 in 2021. Interest paid was $32,000 in 2022 and there were no payments made in 2021.

NOTE 8: INCOME TAXES

The following table lists the components of the provision for income taxes:

(in thousands)	2022	2021	2020
Current provision:
Federal	$12,225	$7,176	$4,741
State	1,360	346	582
Deferred (benefit) provision:
Federal	(1,687)	(248)	(410)
State	(111)	108	99
Total income tax provision	$11,787	$7,382	$5,012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.3	0.9	1.4
Research and experimentation credit	(0.7)	(0.9)	(1.5)
Non-deductible expenses	0.3	(0.8)	0.1
Change in contingencies	0.8	0.4	0.1
Adjustments related to vesting of restricted stock	(0.1)	(1.0)	(1.5)
Other	—	0.7	0.9
Effective tax rate	22.6%	20.3%	20.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2022	2021
(in thousands)
Deferred tax assets:
Warranty costs	$1,254	$1,021
Stock-based compensation	866	780
Pension	3,099	3,196
State NOL’s	221	283
Capitalized research and development	1,300	—
All others, net	789	589
Total deferred tax assets	7,529	5,869
Deferred tax liabilities:
Depreciation and amortization expense	(1,092)	(1,033)
Basis differences in joint venture	(410)	(444)
Net deferred tax assets	$6,027	$4,392

Total net income tax payments were $13,022,000 in 2022, $7,493,000 in 2021, and $4,099,000 in 2020. As of December 31, 2022, the Company had net operating loss carryforwards related to state income taxes of approximately $4.6 million (gross) that will expire between 2030 and 2034. The Company does not have a valuation allowance related to net operating loss carryforwards due to implemented tax planning strategies.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2022 and 2021.

During 2022, the Company recognized an increase in its liability for unrecognized tax benefits related primarily to prior year positions and disclosed as part of other long-term liabilities on the consolidated balance sheet. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2022	2021
Balance at beginning of the year	$539	$401
Additions based on tax positions related to the current year	393	32
Additions for tax positions of prior years	126	106
Balance at end of the year	$1,058	$539

It is reasonably possible that the amount of the unrecognized benefits with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under voluntary disclosure agreements, or conclusions of ongoing examinations or reviews. However, quantification of an estimated range cannot be made at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2019 through 2021 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of changes related to the pension plan for the years ended December 31, 2022 and 2021 as follows:

(in thousands)	2022	2021
Balance at beginning of the year	$(2,576)	$(1,947)
Change during the year:
Before-tax amount	632	(879)
Tax benefit	(139)	193
Reclassification adjustment, net of taxes
Amortization of net loss	88	57
Total activity in the year	581	(629)
Balance at end of the year	$(1,995)	$(2,576)

NOTE 10: FAIR VALUE MEASUREMENTS

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

1.	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
2.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

3.	Level 3 — Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. There are no available-for-sale securities held as of December 31, 2022 and 2021. Trading securities are comprised of SERP assets, as described in Note 12, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company. The expected holding period for these assets measured at net asset value is unknown. Trading securities were $9,881,000 as of December 31, 2022 and $12,264,000 as of December 31, 2021. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2022 there were no significant transfers in or out of levels 1, 2 or 3.

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

Years ended December 31, 2022, 2021 and 2020

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

Dealer Floor Plan Financing — To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party floor plan lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by lender. The Company had no repurchases of dealer inventory under contractual agreements during 2022 and 2021 as a result of dealer defaults.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to a minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was $8.0 million as of December 31, 2022. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $4.3 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $12.3 million as of December 31, 2022. This repurchase obligation risk is mitigated by the value of the boat repurchased.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $1,058,000 as of December 31, 2022 compared to $539,000 as of December 31, 2021.

Employment Agreement — The Company has a contractual agreement with one employee, that provides for a monthly payment to the employee equal to a percentage of profits (defined as pretax income before goodwill adjustments and certain allocated corporate expenses) in addition to a base salary. As of June 1, 2022, this agreement was revised to seven percent of profits, as defined, compared to ten percent of profits in the prior periods. The expense in connection with this employment agreement was approximately $5,508,000 in 2022, $4,765,000 in 2021 and $3,586,000 in 2020 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 12: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (“SERP”) - The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $7.1 million as of December 31, 2022 and $9.7 million as of December 31, 2021. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance underwriter, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $9,881,000 as of December 31, 2022 and $12,264,000 as of December 31, 2021. The SERP assets are reported in other non-current assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations. Trading (losses) gains related to the SERP assets totaled $(2,383,000) in 2022, $1,643,000 in 2021 and $906,000 in 2020.

The SERP liabilities include participant deferrals net of distributions and are stated at a fair value of $14,440,000 as of December 31, 2022 and $15,564,000 as of December 31, 2021. The SERP liabilities are reported on the consolidated balance sheets in long-term pension liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized (losses) gains of $(2,315,000) in 2022, and $1,647,000 in 2021 and $1,395,000 in 2020.

Retirement Income Plan (“Plan”) — Marine Products participates in the tax-qualified, defined benefit, noncontributory, trusteed retirement income plan sponsored by RPC that covers substantially all employees with at least one year of service prior to 2002.

During 2021, the Company initiated actions to terminate the defined benefit pension plan and as such, the year-end pension obligation has been valued on a termination basis. As part of the termination process, the Company offered a lump-sum window in the fourth quarter of 2022 and used the following assumptions to calculate the projected benefit obligation as of December 31, 2022 - (i) updated census data and removed participants who elected to receive a lump-sum during the lump-sum window; (ii) annuities to be purchased for all remaining participants effective March 1, 2023 and (iii) using appropriate discount rates and mortality tables for participants depending on their pay status. We do not currently expect the Company to make any contributions to the Plan in 2023. A $1.2 million settlement loss representing the accelerated recognition of actuarial losses was recognized in the fourth quarter of 2022 and is recorded as part of selling, general and administrative expenses. During the first quarter of 2023, the Company expects to recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the Plan which was approximately $2.6 million as of December 31, 2022. The final amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the net losses in the Plan. For the year ending December 31, 2022, the Company has utilized an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected Plan termination.

Subsequent to December 31, 2022, the Company completed an annuity purchase to transfer risk from the Plan to a commercial annuity provider for all of the remaining Plan participants through the liquidation of its investments in the Plan.

The Company’s fair value of the plan assets exceeded the projected benefit obligation for its Plan by $356,000 and thus the Plan was over-funded as of December 31, 2022. The following table sets forth the funded status of the Plan and the amounts recognized in Marine Products’ consolidated balance sheets:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

December 31,	2022	2021
(in thousands)
Accumulated benefit obligation at end of year	$3,146	$5,832

Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,832	$5,576
Service cost	—	—
Interest cost	133	147
Actuarial loss	(1,045)	347
Benefits paid	(322)	(238)
Settlement	(1,452)	—
Projected benefit obligation at end of year	$3,146	$5,832
Change in plan assets:
Fair value of plan assets at beginning of year	$6,870	$7,351
Actual return on plan assets	(1,594)	(243)
Benefits paid	(322)	(238)
Settlements	(1,452)	—
Fair value of plan assets at end of year	$3,502	$6,870
Funded status at end of year	$356	$1,038

December 31,	2022	2021
(in thousands)
Amounts recognized in the consolidated balance sheets consist of:
Pension plan assets	$356	$—
Noncurrent other assets	—	1,038
	$356	$1,038

The funded status of the Plan was recorded in the consolidated balance sheets in pension plan assets as of both December 31, 2022 and other noncurrents assets as of December 31, 2021.

December 31,	2022	2021
(in thousands)
Amounts (pre-tax) recognized in accumulated other comprehensive loss consist of:
Net loss	$2,558	$3,303
Prior service cost (credit)	—	—
	$2,558	$3,303

The accumulated benefit obligation for the Plan as of December 31, 2022 and 2021 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan. As part of the plan termination, the Company expects to recognize a non-cash settlement charge for the remaining balance in the accumulated other comprehensive loss at that time.

Amounts recorded in the consolidated balance sheet as pension liabilities consist of:

December 31,	2022	2021
(in thousands)
SERP liability	$(14,440)	$(15,564)

Marine Products’ funding policy is to contribute to the Plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. The Company did not contribute to the plan in 2022 and 2021. The components of net periodic benefit cost of the Plan are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

(in thousands)	2022	2021	2020
Service cost for benefits earned during the period	$—	$—	$—
Interest cost	133	147	230
Expected return on plan assets	—	(289)	(292)
Amortization of net losses	113	73	98
Settlement loss	1,180	—	647
Net periodic cost (benefit)	$1,426	$(69)	$683

The Company recognized pre-tax decreases to the funded status in accumulated other comprehensive income (loss) of $(744,000) in 2022, $806,000 in 2021 and $(899,000) in 2020. There were no previously unrecognized prior service costs during 2022, 2021 and 2020. Non-cash settlement charges shown above represent the accelerated recognition of actuarial losses previously reflected in accumulated other comprehensive loss related to the lump-sum window offered in each of the years.

The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

(in thousands)	2022	2021	2020
Net loss (gain)	$549	$879	$(154)
Amortization of net loss	(113)	(73)	(98)
Settlement loss	(1,180)	—	(647)
Amount recognized in accumulated other comprehensive income (loss)	$(744)	$806	$(899)

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2022	2021	2020
Projected benefit obligation:
Discount rate	Note (1)	Note (1)	2.70%
Rate of compensation increase	N/A	N/A	N/A
Net benefit cost:
Discount rate	Note (1)	2.70%	3.70%
Expected return on plan assets	—%	4.00%	4.00%
Rate of compensation increase	N/A	N/A	N/A

(1) Projected benefit obligation as of December 31, 2022 reflects proposed termination of the Plan and is calculated based on various assumptions in accordance with the Plan agreement.

The plan’s weighted average asset allocation at December 31, 2022 and 2021 by asset category along with the target allocation for 2023 are as follows:

				Percentage of	Percentage of
				Plan Assets as of	Plan Assets as of
	Target Allocation			December 31,	December 31,
Asset Category	for 2023			2022	2021
Cash and Cash Equivalents	0%	-	5.0%	3.7%	1.4%
Fixed Income Securities	15.0%	-	100.0%	96.3	98.6
Total				100.0%	100.0%

The Company’s Plan investments consist primarily of fixed-income securities that include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. For each of the asset categories in the Plan, the investment strategy is intended to minimize the level of risk as compared to the Plan’s liability and to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. While not limited in approach, the Plan utilizes fixed income funds in which the underlying securities are marketable, to achieve this target allocation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

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

The following tables present our plan assets using the fair value hierarchy as of December 31, 2022 and 2021. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 10: Fair Value Measurements for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2022:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$129	$129	$—
Fixed Income Securities	(2)	3,373	—	3,373
Total Assets in the Fair Value Hierarchy		$3,502	$129	$3,373

Fair Value Hierarchy as of December 31, 2021:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$87	$87	$—
Fixed Income Securities	(2)	6,783	—	6,783
Total Assets in the Fair Value Hierarchy		$6,870	$87	$6,783

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades. Subsequent to December, 31, 2022, these securities were liquidated to fund the annuity purchase.

The Company estimates that the future benefits payable for the Plan are as follows:

(in thousands)
2023	$3,171

401(k) Plan — Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. Effective January 1, 2019, the Company began matching 100 percent of employee’s contributions for each dollar of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation, and fifty percent for each dollar of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the Company’s contributions after two years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were $1,170,000 in 2022, $976,000 in 2021 and $603,000 in 2020.

Stock Incentive Plan — The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. All future equity compensation awards by the Company will be issued under the 2014 plan. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2022, there were 1,095,547 shares available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was approximately $2,707,000 ($2,111,000 after tax) for 2022, $2,289,000 ($1,785,000 after tax) for 2021, and $3,102,000 (2,420,000 after tax) for 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

We have not issued any stock options since 2003 and have no immediate plans to issue additional stock options.

Restricted Stock — Marine Products grants selected employees and directors time lapse restricted stock that vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The time lapse restricted shares granted by the Company in 2023 will vest ratably over a period of four years and the shares granted in 2022 will vest ratably over a period of five years. Prior to 2022, the time lapse restricted shares vested one-fifth per year beginning on the second anniversary of the grant date. During these years, grantees receive all dividends declared and retain voting rights for the shares.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2022:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2022	671,370	$14.70
Granted	311,703	11.61
Vested	(193,403)	11.96
Forfeited	(25,500)	14.11
Non-vested shares at December 31, 2022	764,170	$14.15

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2021:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2021	678,220	$12.89
Granted	189,750	16.55
Vested	(194,800)	10.25
Forfeited	(1,800)	11.76
Non-vested shares at December 31, 2021	671,370	$14.70

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $11.61 in 2022, $16.55 in 2021 and $15.00 in 2020. The total fair value of shares vested was approximately $2,241,000 in 2022, $3,174,000 in 2021 and $4,431,000 during 2020.

For the year ending December 31, 2022 approximately $68,000 of excess tax benefits for stock-based compensation awards were recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $341,000 for the year ending December 31, 2021.

Other Information — As of December 31, 2022 total unrecognized compensation cost related to non-vested restricted shares was approximately $7,157,000 which is expected to be recognized over a weighted-average period of 3.3 years.

NOTE 13: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC in 2001, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $922,000 in 2022, $867,000 in 2021, and $846,000 in 2020. The Company’s payable to RPC for these services was $26,000 as of December 31, 2022 and $87,000 as of December 31, 2021. Many of the Company’s directors are also directors of RPC and the Company’s executive officers are employees of both the Company and RPC.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $160,000 in 2022, $160,000 in 2021 and $160,000 2020 for the corporate aircraft. The Company has a payable to 255 RC LLC of $1.6 million as of December 31, 2022 and $1.4 million as of December 31, 2021. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2022, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings was approximately $580,000.

A group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

NOTE 14: LEASES

The Company recognizes leases with a duration greater than 12 months on the balance sheet with a Right-Of-Use (“ROU”) asset and liability at the present value of lease payments over the term. Renewal options are factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. ROU assets exclude lessor incentives received. The Company’s lease population consists primarily of office equipment. During the year ended December 31, 2022, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

The Company does not have any finance leases. As of December 31, 2022, the Company had no operating leases that had not yet commenced.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

		December 31,
(in thousands)	Classification on Consolidated Balance Sheet	2022	2021
Assets:
Operating lease right-of-use assets	Other assets	$239	$72

Liabilities:
Current portion of operating lease liabilities	Accrued expenses and other liabilities	$57	$54
Long-term operating lease liabilities	Other long-term liabilities	180	17
Total lease liabilities		$237	$71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Lease Costs:

The components of lease expense are included in selling, general and administrative expenses in the consolidated statements of operations as disclosed below:

(in thousands)	2022	2021
Operating lease cost	$59	$55
Short-term lease cost	—	—
Total lease cost	$59	$55

Other information:

As of December 31,	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$55	$52
ROU assets obtained in exchange for operating lease liabilities (in thousands)	222	—
Weighted average remaining lease term — operating leases (years)	4.2	1.6
Weighted average discount rate — operating leases	4.97%	3.40%

Lease Commitments:

Maturity of lease liabilities - Operating Leases:

As of December 31,	2022	2021
(in thousands)
2022	$—	$55
2023	68	13
2024	58	3
2025	56	1
2026	55	—
2027	26	—
Total lease payments	263	72
Less: Amounts representing interest	(26)	(1)
Present value of lease liabilities	$237	$71

The Company is party to an operating lease as the lessor for certain real estate leased to a third party with an initial term of 36 months that was renewed in 2022 for an additional 36 months. The lease requires fixed monthly payments and does not contain clauses for future rent escalations or renewal options. There are no terms and conditions under which the lessee has the option to purchase this asset. As of December 31, 2022, projected future lease income on this lease totaled $540,000 scheduled to be received as follows: 2023 — $240,000, 2024 — $240,000 and 2025 — $60,000. The Company recorded rental income of $239,000 during 2022, $236,000 during 2021 and $236,000 in 2020 that is classified as part of selling, general and administrative expenses on the consolidated statements of operations.

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

As of the end of the period covered by this report, December 31, 2022 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 29 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2022 and issued a report thereon which is included on page 30 of this report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and director nominees will be included in the Marine Products Proxy Statement for its 2023 Annual Meeting of Stockholders, in the section titled “Information Regarding Director Nominees and Continuing Directors.” Information regarding procedures by which security holders may recommend nominees to the Company’s board of directors will be set forth in the Proxy Statement in the section titled “Corporate Governance and Board of Directors, Committees And Meetings — Director Nominations.” This information is incorporated herein by reference. Information about executive officers is contained under Item 4A of Part I of this document

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2023 Annual Meeting of Stockholders, in the section titled “Board of Directors and Corporate Governance, Meetings and Committees of the Board of Directors — Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2023 Annual Meeting of Stockholders, in the sections titled “Human Capital Management and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Human Capital Management and Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management, and all directors and executive officers as a group, will be included in the Marine Products Proxy Statement for its 2023 Annual Meeting of Stockholders in the section titled “Stock Ownership of Certain Beneficial Owners and Management.” This information is incorporated herein by reference. Arrangements known to the Company, if any, the operation of which may at a subsequent date result in a change in control of the Company will be included in the Marine Products Proxy Statement for its 2023 Annual Meeting of Stockholders in the section titled “Certain Relationships and Related Party Transactions”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2022.

(C)
Number of Securities
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Securities To	Weighted Average	Equity Compensation
	Be Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by security holders	—	$—	1,095,547	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,095,547

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See “NOTE 12: EMPLOYEE BENEFIT PLANS” to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2023 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2023 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Audit Matters — Independent Registered Public Accounting Firm” in the Marine Products Proxy Statement for its 2023 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit
Number	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2022, formatted in Inline XBRL

Any schedules not shown above have been omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation

/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben M. Palmer	President and Chief Executive Officer	February 27, 2023
Ben M. Palmer	(Principal Executive Officer)

/s/ Michael L. Schmit	Vice President, Chief Financial Officer and Corporate Secretary	February 27, 2023
Michael L. Schmit	(Principal Financial and Accounting Officer)

The Directors of Marine Products Corporation (listed below) executed a power of attorney, appointing Ben M. Palmer their attorney-in-fact, empowering him to sign this report on their behalf.

Richard A. Hubbell, Director	Gary W. Rollins, Director
Jerry W. Nix, Director	Timothy C. Rollins, Director
Susan R. Bell, Director	Pamela R. Rollins, Director
Patrick J. Gunning, Director	John F. Wilson, Director
Amy R. Kreisler, Director

/s/ Ben M. Palmer
Ben M. Palmer
Director and as Attorney-in-fact
February 27, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2022, 2021 and 2020
	Balance at	Charged to	Net	Balance
	Beginning	Costs and	(Write-Offs)/	at End of
Description (in thousands)	of Period	Expenses	Recoveries	Period
Year ended December 31, 2022
Credit loss allowance for accounts receivable	$12	$—	$—	$12
Year ended December 31, 2021
Credit loss allowance for accounts receivable	$16	$—	$(4)	$12
Deferred tax asset valuation allowance	$1,818	$—	$(1,818)	$—
Year ended December 31, 2020
Credit loss allowance for accounts receivable	$20	$8	$(12)	$16
Deferred tax asset valuation allowance	$1,818	$—	$—	$1,818