Form 10-Q
period 2023-03-31
MARINE PRODUCTS CORP
filed 2023-04-28
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of April 21, 2023, Marine Products Corporation had 34,437,678 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(In thousands)

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$62,601	$43,171
Accounts receivable, net of allowance for credit losses of $12 in 2023 and 2022	10,920	5,340
Inventories	66,839	73,015
Income taxes receivable	174	28
Pension plan assets	227	356
Prepaid expenses and other current assets	2,204	3,088
Total current assets	142,965	124,998
Property, plant and equipment, net of accumulated depreciation of $33,578 in 2023 and $33,055 in 2022	16,231	14,965
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	6,935	6,027
Other assets	14,273	13,952
Total assets	$184,177	$163,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,530	$8,250
Accrued expenses and other liabilities	21,697	15,340
Total current liabilities	34,227	23,590
Retirement plan liabilities	15,535	14,440
Other long-term liabilities	1,549	1,304
Total liabilities	51,311	39,334
Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,437,678 shares in 2023 and 34,217,582 shares in 2022	3,444	3,422
Capital in excess of par value	—	—
Retained earnings	129,531	122,954
Accumulated other comprehensive loss	(109)	(1,995)
Total stockholders’ equity	132,866	124,381
Total liabilities and stockholders’ equity	$184,177	$163,715

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Net sales	$118,914	$76,612
Cost of goods sold	89,892	58,217
Gross profit	29,022	18,395
Selling, general and administrative expenses	14,533	9,240
Operating income	14,489	9,155
Interest income (expense), net	483	(17)
Income before income taxes	14,972	9,138
Income tax provision	3,423	2,075
Net income	$11,549	$7,063

Earnings per share
Basic	$0.34	$0.21
Diluted	$0.34	$0.21

Dividends paid per share	$0.14	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Net income	$11,549	$7,063
Other comprehensive income, net of taxes:
Pension adjustment	1,886	22
Comprehensive income	$13,435	$7,085

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381
Stock issued for stock incentive plans, net	289	29	748	—	—	777
Stock purchased and retired	(69)	(7)	(748)	(155)	—	(910)
Net income	—	—	—	11,549	—	11,549
Pension adjustment, net of taxes	—	—	—	—	1,886	1,886
Dividends paid	—	—	—	(4,817)	—	(4,817)
Balance, March 31, 2023	34,438	$3,444	$—	$129,531	$(109)	$132,866

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

ARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$11,549	$7,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	523	472
Stock-based compensation expense	777	610
Deferred income tax benefit	(1,133)	499
Pension settlement loss	2,089	—
(Increase) decrease in assets:
Accounts receivable	(5,580)	(5,302)
Income taxes receivable	(146)	(1,695)
Inventories	6,176	(4,918)
Prepaid expenses and other current assets	1,035	557
Other non-current assets	(321)	1,315
Increase (decrease) in liabilities:
Accounts payable	4,280	5,663
Accrued expenses and other liabilities	6,357	1,032
Other long-term liabilities	1,340	(777)
Net cash provided by operating activities	26,946	4,519

INVESTING ACTIVITIES
Capital expenditures	(1,789)	(202)
Net cash used for investing activities	(1,789)	(202)

FINANCING ACTIVITIES
Payment of dividends	(4,817)	(4,095)
Cash paid for common stock purchased and retired	(910)	(702)
Net cash used for financing activities	(5,727)	(4,797)

Net increase (decrease) in cash and cash equivalents	19,430	(480)
Cash and cash equivalents at beginning of period	43,171	14,102
Cash and cash equivalents at end of period	$62,601	$13,622

Supplemental information:
Income tax payments, net	$355	$3,395

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products,” the “Company” or “MPC”) on Form 10-K for the year ended December 31, 2022.

A group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, controls in excess of fifty percent of the Company’s voting power.

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following Accounting Standards Updates (ASUs):

Recently Adopted Accounting Standards:

ASU No. 2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The Company adopted these provisions in the first quarter of 2023 prospectively to future business combinations and the adoption did not have a material impact on its consolidated financial statements.

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

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source:

(in thousands)	March 31, 2023	March 31, 2022
Boats and accessories	$117,719	$75,405
Parts	1,195	1,207
Net sales	$118,914	$76,612

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table disaggregates our revenues between domestic and international:

(in thousands)	March 31, 2023	March 31, 2022
Domestic	$110,995	$72,500
International	7,919	4,112
Net sales	$118,914	$76,612

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	March 31,	December 31,
(in thousands)	2023	2022
Deferred revenue	$1,658	$1,989

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

	Three months ended
	March 31,
(in thousands)	2023	2022
Net income available for stockholders:	$11,549	$7,063
Less: Adjustments for earnings attributable to participating securities	(274)	(142)
Net income used in calculating earnings per share	$11,275	$6,921

Weighted average shares outstanding (including participating securities)	34,379	34,100
Adjustment for participating securities	(821)	(693)
Shares used in calculating basic and diluted earnings per share	33,558	33,407

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2023, there were approximately 806,247 shares available for grant.

In the first quarter of 2023, the Company issued time-lapse restricted shares to certain employees that will vest ratably over a period of four years. In addition, the Company granted performance share unit awards to its executive officers that vest based on the achievement of pre-established performance targets. The awards will be issued at different levels based on the performance achieved with a cliff vesting at the end of fiscal year ending 2025. The Company evaluated the portions of the award that are probable to vest and has accrued compensation expense at 100% of the target award.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation for both the time-lapse restricted shares and performance share unit awards was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Pre – tax cost	$777	$610
After tax cost	606	476

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2023:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2022	764,170	$14.15
Granted	289,300	13.20
Vested	(214,420)	14.21
Non-vested shares at March 31, 2023	839,050	$13.81

The total fair value of shares vested was approximately $2,820,000 during the three months ended March 31, 2023 and approximately $2,066,000 during the three months ended March 31, 2022. The above table does not include any of the activity related to performance share unit awards since they are not currently issued or vested.

For the three months ended March 31, 2023, approximately $24,000 of excess tax benefit for stock-based compensation awards was recorded as a discrete tax adjustment and classified within Net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows compared to approximately $3,000 for the three months ended March 31, 2022.

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

An analysis of the warranty accruals for the three months ended March 31, 2023 and 2022 is as follows:

(in thousands)	2023	2022
Balance at January 1	$5,699	$4,641
Less: Payments made during the period	(1,063)	(1,119)
Add: Warranty provision for the period	1,739	1,016
Changes to warranty provision for prior periods	112	81
Balance at March 31	$6,487	$4,619

The warranty accruals are reflected in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases under the contractual agreements during the three months ended March 31, 2023 and 2022.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to a minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.3 million as of March 31, 2023. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.3 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $14.6 million as of March 31, 2023.

7.    BUSINESS SEGMENT INFORMATION

The Company has one reportable segment, its powerboat manufacturing business; therefore, the majority of segment-related disclosures are not relevant to the Company. In addition, the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model.

8.    INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
December 31,	2023	2022
(in thousands)
Raw materials and supplies	$36,215	$37,210
Work in process	15,199	14,190
Finished goods	15,425	21,615
Total inventories	$66,839	$73,015

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

Income tax provision for the first quarter of 2023 reflects an effective tax rate of 22.9 percent compared to 22.7 percent for the comparable period in the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  PENSION AND RETIREMENT PLANS

The Company participates in a multiple employer Retirement Income Plan, a trusteed defined benefit pension plan, sponsored by RPC, Inc. (“RPC”). The following represents the net periodic cost and related components for the plan for the three months ended March 31, 2023 and 2022.

	Three months ended
(in thousands)	March 31,
	2023	2022
Interest cost	$4	$33
Expected return on plan assets	—	—
Amortization of net losses	22	28
Settlement loss	2,089	—
Net periodic cost	$2,115	$61

During the first quarter of 2023, as part of the termination of the Plan, the Company completed an annuity purchase to transfer the risk from the Plan to a commercial annuity provider for substantially all of the remaining Plan participants through the liquidation of investments in the Plan. As part of this transfer, the Company recognized a pre-tax, non-cash settlement loss of $2.1 million representing the accelerated recognition of actuarial losses. The Company continues to utilize an expected return on plan assets of zero percent due to the nature of investments and short-term duration. Additionally, the Company recorded a receivable for approximately $430 thousand from RPC, which represents funds paid from the Company’s assets in the Plan to settle RPC’s participant liabilities. RPC is expected to repay these amounts in the second quarter of 2023. The Company did not contribute to this Plan during the three months ended March 31, 2023 and 2022.

The Company expects to recognize an estimated additional pre-tax, non-cash settlement loss of approximately $140 thousand in the second quarter of 2023 and currently does not expect to make any additional cash contributions. The final amount of settlement loss is subject to change based on the actual return on plan assets. The Company currently expects the Plan to be fully terminated in the second quarter of 2023.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling approximately $10,218,000 as of March 31, 2023 and $9,881,000 as of December 31, 2022. Trading gains related to the SERP assets totaled approximately $337,000 during the three months ended March 31, 2023, compared to trading losses of approximately $1,227,000 during the three months ended March 31, 2022. The SERP assets are reported in Other assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of approximately $15,535,000 as of March 31, 2023 and $14,440,000 as of December 31, 2022. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $297,000 during the three months ended March 31, 2023, compared to unrealized losses of approximately $1,265,000 during the three months ended March 31, 2022.

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

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of pension adjustments as follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Balance at beginning of the period	$(1,995)	$(2,576)
Change during the period:
Before-tax amount	308	—
Tax provision	(68)	—
Pension settlement loss, net of taxes (1)	1,629	—
Reclassification adjustment, net of taxes
Amortization of net loss (1)	17	22
Total activity for the period	1,886	22
Balance at end of the period	$(109)	$(2,554)
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
December 31,	2023	2022
(in thousands)
Accrued payroll and related expenses	$4,432	$3,753
Accrued sales incentives and discounts	3,508	2,485
Accrued warranty costs	6,487	5,699
Deferred revenue	1,658	1,989
Income taxes payable	4,739	342
Other	873	1,072
Total accrued expenses and other liabilities	$21,697	$15,340

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

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of March 31, 2023, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195,000. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of March 31, 2023 and December 31, 2022.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $22,000 for the three months ended March 31, 2023 and $22,000 for the three months ended March 31, 2022. Interest expense paid on the credit facility was $38,000 for the three months ended March 31, 2023 and $7,000 for the three months ended March 31, 2022.

15.  SUBSEQUENT EVENT

On April 25, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable June 9, 2023 to common stockholders of record at the close of business May 10, 2023.

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

The discussion on business and financial strategies of the Company set forth under the heading “Overview” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

Our net sales of $118.9 million were 55.2 percent higher during the first quarter of 2023 compared to the first quarter of 2022 primarily due to an increase in the average selling price per boat and an increase in unit sales volumes, as well as an increase in parts and accessories sales. Unit sales volumes during the first quarter of 2023 increased 39.5 percent in comparison to the same period of the prior year as we continued to clear inventory of partially completed units and increased production to satisfy dealer and retail demand. Average selling price per boat during the first quarter of 2023 increased by 12.1 percent compared to the first quarter of 2022 primarily due to a favorable model mix among most of our models. Unit sales increased overall within both our Chaparral and Robalo models.

Cost of goods sold as a percentage of net sales was 75.6 percent of net sales for the three months ended March 31, 2023 compared to 76.0 percent for the comparable period in the prior year.

Operating income increased 58.3 percent to $14.5 million during the first quarter of 2023 from $9.2 million during the same period in the prior year primarily due to higher net sales. Selling, general and administrative expenses increased 57.3 percent to $14.5 million during the first quarter of 2023 from $9.2 million during the same period of the prior year. In the first quarter of 2023, selling, general and administrative expenses include a non-cash settlement loss of $2.1 million related to the termination of the defined benefit pension plan. Selling, general and administrative expenses increased primarily due to the pension settlement loss as well as costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense.

OUTLOOK

The discussion of the outlook for 2023 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

We believe that the strong retail demand for new recreational boats which began with the onset of the COVID-19 pandemic will continue through 2023 though growth may moderate as retail demand is satisfied and consumers return to more normal lifestyles coupled with economic concerns and other factors such as rising interest rates. Beginning in the second quarter of 2020, many consumers chose recreational boating when they left urban areas to spend time in vacation homes or in smaller groups, often located near recreational bodies of water. Recreational boating is a leisure activity that supports this transition because people perceive it to be a safe outdoor activity which does not involve large groups of people. We believe that retail demand will continue to exceed the recreational boating industry’s production capacity for the foreseeable future, though we note that fuel prices, higher interest rates, and concerns regarding a possible recession in 2023 may reduce consumer demand during 2023. Since many buyers of smaller recreational boats finance their purchases, higher interest rates may force them to forgo the purchase of a boat.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Despite strong consumer demand, industry retail sales declined in 2021 and 2022 because dealers’ inventories were depleted, and supply chain and labor problems hindered recreational boat manufacturers’ output capacity. The cost of boat ownership has increased over the last several years due to increased materials and labor costs. In addition, higher interest rates have increased the financing costs of boat ownership. The higher cost of boat ownership may discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. During the past three model years, Marine Products has produced a smaller number of models than in previous years to increase production efficiency. In addition, the average size of the models the Company is producing has increased in response to evolving retail demand, which continued into the first quarter of 2023.

In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. The industry conducted more boat shows in 2023 than in either of the previous two years due to the easing of COVID-19 – related restrictions.

Due to strong demand across the recreational sector, key materials and components have been in tight supply. Supply chain disruptions have delayed the receipt of both raw materials and key components used in our manufacturing process, thus delaying production and deliveries to our dealers. Although these disruptions began to moderate during the fourth quarter of 2022, they still impact our ability to some extent to meet dealer and retail demand. Transportation shortages impacted our ability to deliver finished products to our dealers, though these issues began to moderate during the third and fourth quarters of 2022. These production and shipment delays caused our working capital requirements to increase significantly starting in the third quarter of 2021, although our inventory levels began to decline during the fourth quarter of 2022 and further into the first quarter of 2023 as these issues began to improve.

Our financial results during 2023 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations. Additional factors that could impact our results include the availability and cost of credit to our dealers and consumers, declines in consumer confidence due to fears of a recession, increasing fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Total number of boats sold	1,278	916
Average gross selling price per boat (in thousands)	$82.4	$73.5
Net sales (in thousands)	$118,914	$76,612
Percentage of cost of goods sold to net sales	75.6%	76.0%
Gross profit margin percent	24.4%	24.0%
Percentage of selling, general and administrative expenses to net sales	12.2%	12.1%
Operating income (in thousands)	$14,489	$9,155
Warranty expense (in thousands)	$1,851	$1,097

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THREE MONTHS ENDED MARCH 31, 2022

Net sales for the three months ended March 31, 2023 increased $42.3 million or 55.2 percent compared to the same period in 2022. The change in net sales during the quarter compared to the prior year was due primarily to increases in the average gross selling price

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

per boat and unit sales volumes, as well as an increase in parts and accessories sales. Unit sales volumes during the first quarter of 2023 increased 39.5 percent in comparison to the same period of the prior year as we continued to clear inventory of partially completed units and increased production to satisfy dealer and retail demand. Unit sales increased overall within both our Chaparral and Robalo models during the first quarter of 2023.

Average selling price per boat during the first quarter of 2023 increased by 12.1 percent compared to the first quarter of 2022 due to a favorable model mix. Domestic net sales increased 53.1 percent to $111.0 million and international net sales increased 92.6 percent to $7.9 million compared to the first quarter of the prior year. In the first quarter of 2023, net sales outside of the United States accounted for 6.7 percent of net sales compared to 5.4 percent of net sales in the first quarter of 2022.

Cost of goods sold for the three months ended March 31, 2023 was $89.9 million compared to $58.2 million for the comparable period in 2022, an increase of $31.7 million or 54.4 percent. Cost of goods sold as a percentage of net sales were comparable at 75.6 percent of net sales for the first quarter of 2023 and 76.0 percent for the same period of the prior year.

Selling, general and administrative expenses for the three months ended March 31, 2023 were $14.5 million compared to $9.2 million for the comparable period in 2022, an increase of $5.3 million or 57.3 percent. In the first quarter of 2023, selling, general and administrative expenses include a non-cash settlement loss of $2.1 million related to the termination of the defined benefit pension plan. Selling, general and administrative expenses increased due to the pension settlement loss as well as costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense. Selling, general and administrative expenses as a percentage of net sales were similar at 12.2 percent in the first quarter of 2023 and 12.1 percent in the first quarter of 2022.

Operating income for the three months ended March 31, 2023 was $14.5 million compared to $9.2 million in the same period in 2022.

Interest income (expense), net for the three months ended March 31, 2023 increased to interest income, net of $483 thousand from interest expense, net of $17 thousand in the same period of the prior year. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the first quarter of 2023 reflects an effective tax rate of 22.9 percent compared to 22.7 percent for the comparable period in the prior year. The increase in income tax provision is related to an increase in pretax income. The increase in the 2023 effective tax rate is primarily due to an increase in detrimental discrete adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2023 were $62.6 million compared to $43.2 million at December 31, 2022. The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$26,946	$4,519
Net cash used for investing activities	(1,789)	(202)
Net cash used for financing activities	(5,727)	(4,797)

Cash provided by operating activities for the three months ended March 31, 2023 increased $22.4 million compared to the three months ended March 31, 2022. The net cash provided by operating activities for the three months ended March 31, 2023 includes net income of $11.5 million, a non-cash pension settlement loss of $2.1 million, coupled with a net favorable change in inventory of $6.2 million, as well as a net favorable change in other components of our working capital (including accounts payable and accrued expenses less accounts receivable) totaling $5.1 million. The net favorable change in inventory is primarily due to finishing and shipping substantially completed boats from inventory as a result of improvement of supply chain issues during the first quarter of 2023. The net favorable change in other components of our working capital are primarily due to increases in accounts payable and accrued expenses due to the timing of payments, partially offset by an increase in accounts receivable due to the timing of shipments during the first quarter of 2023.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash used for investing activities for the three months ended March 31, 2023 increased $1.6 million in comparison to the same period in 2022 due to an increase in capital expenditures.

Cash used for financing activities for the three months ended March 31, 2023 increased $0.9 million compared to the three months ended March 31, 2022 primarily due to increased dividends paid to common shareholders, coupled with an increase in stock repurchases related to the vesting of restricted shares.

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

Cash Requirements

The Company currently expects that capital expenditures in 2023 will be approximately $5.4 million, of which $1.8 million has been spent through March 31, 2023.

The Company participates in a multiple employer Retirement Income Plan (Plan), sponsored by RPC, Inc. (“RPC”). The Company did not contribute to this Plan during the three months ended March 31, 2023 and currently does not expect to make additional contributions.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of March 31, 2023, there were 1,570,428 shares that remained available for repurchase under the current authorization. There were no shares repurchased under this program during the three months ended March 31, 2023 and March 31, 2022.

On April 25, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable June 9, 2023 to common stockholders of record at the close of business May 10, 2023. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the three months ended March 31, 2023 and March 31, 2022.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $8.3 million as of March 31, 2023. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $6.3 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $14.6 million as of March 31, 2023.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $306 thousand for the three months ended March 31, 2023 and approximately $253 thousand for the three months ended March 31, 2022.

Marine Products and RPC own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $40 thousand for both the three months ended March 31, 2023 and March 31, 2022.

During the first quarter of 2023, as part of the termination of the defined benefit pension plan, the Company and RPC completed an annuity purchase to transfer the risk from the Plan to a commercial annuity provider for substantially all of the remaining Plan participants through the liquidation of investments in the Plan. In connection with this, the Company recorded a receivable of approximately $430 thousand from RPC which represents funds paid from the Company’s assets in the Plan to settle a portion of RPC’s participant liabilities as of March 31, 2023. The Company expects this amount will be repaid in the second quarter of 2023.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in the critical accounting policies since year-end.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

During 2021 and 2022, inflation in the general economy had increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages and U.S. fiscal policy. As a result, the market prices of the raw materials used by the Company’s manufacturing processes increased during these periods. In addition, the Company purchases components of which there are a limited number of suppliers, most of whom are experiencing significant customer orders impacting their ability to provide needed supply quantities. The costs of most of these components increased as demand from recreational boat manufacturers has increased and supply chains have remained constrained. These cost increases are exacerbated by higher transportation costs, which are included in the total cost of these components. In response to historically high consumer demand as well as higher raw materials and components costs, the Company increased the prices for its products periodically beginning in the third quarter of 2021 and continuing through the beginning of the 2023 model year. During the third and fourth quarters of 2022, the prices of many raw materials used in the Company’s manufacturing processes began to decline, and transportation became more available and less expensive, thus easing the Company’s cost pressures. Thus far, price increases of raw materials and component costs in recent periods have had no discernible negative impact on the Company’s sales due to high consumer demand and strong order backlogs which has allowed Marine Products to maintain its profit margins. However, if in the future the Company is forced to raise the prices of its products due to increased raw materials and component costs, it may not be able to continue to pass these increased costs along to dealers and consumers, which could impact the Company’s profit margins. Furthermore, such higher product prices may compel consumers to choose smaller boats, boats with fewer features or delay the purchase of a boat altogether.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation: our plans to closely monitor dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our belief that our financial results are affected by consumer confidence; our belief that the strong retail demand for new recreational boats will continue during 2023 because of the ongoing impact on consumer preferences caused by the COVID-19 pandemic and will endure during the foreseeable future; our belief that recreational boating’s appeal to U.S. consumers has grown because people perceive it to be a safe outdoor activity which does not involve large groups of people; our belief that retail demand will continue to exceed the recreational boating industry’s production capacity for the foreseeable future and statements that high fuel prices and concerns regarding a possible recession in 2023 may reduce consumer demand during 2023; statements that since many recreational boat purchasers finance their purchases, higher interest may force them to forgo the purchase of a boat; our belief that in spite of strong consumer demand, retail unit sales in 2021 and 2022 declined compared to comparable prior year periods because of the industry’s supply chain and labor problems which have prevented recreational boat manufacturers from producing sufficient units to meet retail demand; our belief that the higher cost of boat ownership may discourage consumers from purchasing recreational boats; our belief that, for years, we have been improving our customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our intentions to continue to produce a smaller number of models than in previous years in order to increase production efficiency; statement that the average size of the models we are producing has increased in response to evolving retail demand, although concern regarding higher fuel prices may encourage consumers to purchase smaller boats, which use less fuel; our plans to continue to attend upcoming boat shows and our belief that the number of boat shows will increase as pandemic-related restrictions continue to ease; our plans to continue to develop and produce additional new products for subsequent model years; our belief that supply chain disruptions will continue to impact our production and sales throughout 2023; our plans to concentrate on production and delivery scheduling to decrease our inventory levels to the extent possible; our belief that our financial results during 2023 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

impacted our manufacturing operations, the availability and cost of credit to our dealers and consumers; increasing fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations and the Company’s revolving credit facility will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations that capital expenditures in 2023 will be approximately $5.4 million; our expectation to continue to pay cash dividends to common stockholders; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that if we are forced to continue raising the prices of our products due to increased raw materials and component costs, we may not be able to continue to pass these increased costs along to the dealers and consumers, which could impact the Company’s profit margins; our belief that higher product prices may compel consumers to choose smaller boats, boats with fewer features or delay the purchase of a boat altogether; statements, generally, regarding the potential fluctuations in costs of raw materials and their effect on the costs of manufacturing our products and profit margins; our belief that our price increase will allow us to maintain or improve our profit margins and have no material impact on consumer demand; our belief about the risks of inflation and increases in interest rates and our belief that these risks will not impact production or sales in the near future due to other factors, such as historically low dealer inventories, higher dealer order backlog, and indications of consumer demand that extends beyond the 2023 retail selling season; statements that we do not expect any material changes in market risk exposure or how those risks are managed; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on the financial position, results of operations or liquidity of Marine Products.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the impact of the COVID-19 pandemic on the economy, our manufacturing operations and our supply chain; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; the impact of rising gasoline prices and a weak housing market on consumer demand for our products; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and recent U.S. Government action concerning tariffs on goods; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, such as hydrocarbon feedstocks, copper, and steel, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership and prospective buyers may choose to forego or delay boat purchases; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022.

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

As of the end of the period covered by this report, March 31, 2023 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 with the exception of the following:

General Risks

Our cash and cash equivalents are held primarily at a single financial institution.

The majority of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). This financial institution is among the largest in the United States and we believe it is a safe place to hold our deposits. However, we may be subject to losses in excess of the FDIC insured limit in the event of a failure of this financial institution and the subsequent lack of intervention by the federal government.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
	Total			Purchased as	Shares (or Units)
	Number of		Average	Part of Publicly	that May Yet Be
	Shares		Price Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs	Programs (1)
January 1, 2023 to January 31, 2023	69,204	(2)	$13.15	—	1,570,428
February 1, 2023 to February 28, 2023	—		—	—	1,570,428
March 1, 2023 to March 31, 2023	—		—	—	1,570,428
Totals	69,204		$13.15	—	1,570,428

(1) The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008 the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. During the first quarter of 2023, there were no shares repurchased in the open market under this program and there are 1,570,428 shares that remain available for repurchase. The program does not have a predetermined expiration date.

(2) Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

10.15	Form of Performance Share Unit Award Agreement.

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

Date: April 28, 2023	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2023	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)