Form 10-Q
period 2023-06-30
MARINE PRODUCTS CORP
filed 2023-07-28
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of July 21, 2023, Marine Products Corporation had 34,466,726 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(In thousands)

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$66,215	$43,171
Accounts receivable, net of allowance for credit losses of $11 in 2023 and $12 in 2022	12,354	5,340
Inventories	61,496	73,015
Income taxes receivable	230	28
Pension plan assets	113	356
Prepaid expenses and other current assets	2,360	3,088
Total current assets	142,768	124,998
Property, plant and equipment, net of accumulated depreciation of $33,892 in 2023 and $33,055 in 2022	21,019	14,965
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	7,919	6,027
Other assets	14,798	13,952
Total assets	$190,277	$163,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,565	$8,250
Accrued expenses and other liabilities	19,852	15,340
Total current liabilities	28,417	23,590
Retirement plan liabilities	16,514	14,440
Other long-term liabilities	1,649	1,304
Total liabilities	46,580	39,334
Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,466,726 shares in 2023 and 34,217,582 shares in 2022	3,447	3,422
Capital in excess of par value	—	—
Retained earnings	140,262	122,954
Accumulated other comprehensive loss	(12)	(1,995)
Total stockholders’ equity	143,697	124,381
Total liabilities and stockholders’ equity	$190,277	$163,715

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$116,158	$95,813	$235,072	$172,425
Cost of goods sold	87,502	72,816	177,394	131,033
Gross profit	28,656	22,997	57,678	41,392
Selling, general and administrative expenses	12,173	9,883	26,706	19,123
Operating income	16,483	13,114	30,972	22,269
Interest income (expense), net	723	(7)	1,206	(24)
Income before income taxes	17,206	13,107	32,178	22,245
Income tax provision	2,885	3,152	6,308	5,227
Net income	$14,321	$9,955	$25,870	$17,018

Earnings per share
Basic	$0.42	$0.29	$0.75	$0.50
Diluted	$0.42	$0.29	$0.75	$0.50

Dividends paid per share	$0.14	$0.12	$0.28	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$14,321	$9,955	$25,870	$17,018
Other comprehensive income, net of taxes:
Pension adjustment	97	22	1,983	44
Comprehensive income	$14,418	$9,977	$27,853	$17,062

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381
Stock issued for stock incentive plans, net	289	29	748	—	—	777
Stock purchased and retired	(69)	(7)	(748)	(155)	—	(910)
Net income	—	—	—	11,549	—	11,549
Pension adjustment, net of taxes	—	—	—	—	1,886	1,886
Dividends paid	—	—	—	(4,817)	—	(4,817)
Balance, March 31, 2023	34,438	3,444	—	129,531	(109)	132,866
Stock issued for stock incentive plans, net	29	3	1,230	—	—	1,233
Stock purchased and retired	—	—	(1,230)	1,230	—	—
Net income	—	—	—	14,321	—	14,321
Pension adjustment, net of taxes	—	—	—	—	97	97
Dividends paid	—	—	—	(4,820)	—	(4,820)
Balance, June 30, 2023	34,467	$3,447	$—	$140,262	$(12)	$143,697

	Six Months Ended June 30, 2022
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2021	33,993	$3,399	$—	$97,702	$(2,576)	$98,525
Stock issued for stock incentive plans, net	211	21	589	—	—	610
Stock purchased and retired	(60)	(6)	(589)	(107)	—	(702)
Net income	—	—	—	7,063	—	7,063
Pension adjustment, net of taxes	—	—	—	—	22	22
Dividends paid	—	—	—	(4,095)	—	(4,095)
Balance, March 31, 2022	34,144	3,414	—	100,563	(2,554)	101,423
Stock issued for stock incentive plans, net	94	10	810	—	—	820
Stock purchased and retired	—	—	(810)	810	—	—
Net income	—	—	—	9,955	—	9,955
Pension adjustment, net of taxes	—	—	—	—	22	22
Dividends paid	—	—	—	(4,096)	—	(4,096)
Balance, June 30, 2022	34,238	$3,424	$—	$107,232	$(2,532)	$108,124

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$25,870	$17,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,140	936
Stock-based compensation expense	2,010	1,430
Deferred income tax benefit	(2,452)	(992)
Pension settlement loss	2,277	—
(Increase) decrease in assets:
Accounts receivable	(7,014)	(6,082)
Income taxes receivable	(202)	(67)
Inventories	11,519	(5,010)
Current pension assets	509	—
Prepaid expenses and other current assets	728	310
Other non-current assets	(719)	2,465
Increase (decrease) in liabilities:
Accounts payable	315	4,802
Accrued expenses and other liabilities	4,486	3,612
Other long-term liabilities	2,318	(1,265)
Net cash provided by operating activities	40,785	17,157

INVESTING ACTIVITIES
Capital expenditures	(7,194)	(798)
Net cash used for investing activities	(7,194)	(798)

FINANCING ACTIVITIES
Payment of dividends	(9,637)	(8,191)
Cash paid for common stock purchased and retired	(910)	(702)
Net cash used for financing activities	(10,547)	(8,893)

Net increase in cash and cash equivalents	23,044	7,466
Cash and cash equivalents at beginning of period	43,171	14,102
Cash and cash equivalents at end of period	$66,215	$21,568

Supplemental information:
Income tax payments, net	$7,539	$4,095

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Boats and accessories	$114,562	$94,266	$232,281	$169,671
Parts	1,596	1,547	2,791	2,754
Net sales	$116,158	$95,813	$235,072	$172,425

The following table disaggregates our revenues between domestic and international:

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Domestic	$108,076	$88,041	$219,071	$160,541
International	8,082	7,772	16,001	11,884
Net sales	$116,158	$95,813	$235,072	$172,425

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	June 30,	December 31,
(in thousands)	2023	2022
Deferred revenue	$1,270	$1,989

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net income available for stockholders:	$14,321	$9,955	$25,870	$17,018
Less: Adjustments for earnings attributable to participating securities	(343)	(208)	(616)	(350)
Net income used in calculating earnings per share	$13,978	$9,747	$25,254	$16,668

Weighted average shares outstanding (including participating securities)	34,458	34,191	34,419	34,146
Adjustment for participating securities	(839)	(743)	(830)	(718)
Shares used in calculating basic and diluted earnings per share	33,619	33,448	33,589	33,428

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2023, there were approximately 777,199 shares available for grant.

In the first quarter of 2023, the Company issued time-lapse restricted shares to certain employees that will vest ratably over a period of four years. In addition, the Company granted performance share unit awards to its executive officers that vest based on the achievement of pre-established performance targets. The awards will be issued at different levels based on the performance achieved with a cliff vesting at the end of fiscal year ending 2025. The Company evaluated the portions of the award that are probable to vest and accordingly has accrued estimated compensation expense equal to 100 percent of the target award.

Stock-based compensation was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Pre – tax cost	$1,233	$820	$2,010	$1,430
After tax cost	962	639	1,568	1,115

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2023:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2022	764,170	$14.15
Granted	318,348	13.25
Vested	(243,468)	14.16
Non-vested shares at June 30, 2023	839,050	$13.81

The total fair value of shares vested was approximately $3,220,000 during the six months ended June 30, 2023 and approximately $2,241,000 during the six months ended June 30, 2022. The above table does not include any of the activity related to performance share unit awards since they are not currently issued or vested.

For the six months ended June 30, 2023, approximately $3,000 of excess tax benefit for stock-based compensation awards was recorded as a discrete tax adjustment and classified within Net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows compared to approximately $22,000 for the six months ended June 30, 2022.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

An analysis of the warranty accruals for the six months ended June 30, 2023 and 2022 is as follows:

(in thousands)	2023	2022
Balance at January 1	$5,699	$4,641
Less: Payments made during the period	(2,091)	(2,286)
Add: Warranty provision for the period	3,495	2,328
Changes to warranty provision for prior periods	156	104
Balance at June 30	$7,259	$4,787

The warranty accruals are reflected in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material repurchases under the contractual agreements during the three and six months ended June 30, 2023 and 2022.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to a minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $11.2 million as of June 30, 2023. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.1 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $18.3 million as of June 30, 2023.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.    INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
(in thousands)
Raw materials and supplies	$34,907	$37,210
Work in process	13,702	14,190
Finished goods	12,887	21,615
Total inventories	$61,496	$73,015

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

Income tax provision for the second quarter of 2023 reflects an effective tax rate of 16.8 percent compared to 24.0 percent for the comparable period in the prior year. For the six months ended June 30, 2023 the income tax provision reflects an effective tax rate of 19.6 percent compared to 23.5 percent for the comparable period in the prior year. The decrease in the effective tax rate is primarily due to favorable permanent adjustments coupled with beneficial discrete tax items.

10.  PENSION AND RETIREMENT PLANS

The Company participates in a multiple employer Retirement Income Plan, a trusteed defined benefit pension plan, sponsored by RPC, Inc. (“RPC”). The following represents the net periodic cost and related components for the plan for the three and six months ended June 30, 2023 and 2022.

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Interest cost	$—	$33	$4	$66
Expected return on plan assets	—	—	—	—
Amortization of net losses	—	28	22	56
Settlement loss	188	—	2,277	—
Net periodic cost	$188	$61	$2,303	$122

During the second quarter of 2023, as part of the termination of the Plan, the Company completed a transfer of participant liabilities to a government agency for participants that were not included in the first quarter transfer of liabilities to a commercial annuity provider. As part of this transfer, the Company recognized a pre-tax, non-cash settlement charge of $188 thousand in the second quarter of 2023, which represents the accelerated recognition of actuarial losses. During the second quarter of 2023, the Company received approximately $482 thousand from RPC as reimbursement for funds paid from the Company’s assets in the Plan to settle RPC’s participant liabilities. The Company did not contribute to this Plan during the six months ended June 30, 2023 and 2022. The Company does not expect to make any additional cash contributions.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling approximately $10,643,000 as of June 30, 2023 and $9,881,000 as of

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2022. Trading gains related to the SERP assets totaled approximately $425,000 during the three months ended June 30, 2023, compared to trading losses of approximately $1,076,000 during the three months ended June 30, 2022. Trading gains related to the SERP assets totaled approximately $762,000 during the six months ended June 30, 2023, compared to trading losses of approximately $2,303,000 during the six months ended June 30, 2022. The SERP assets are reported in Other assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of approximately $16,514,000 as of June 30, 2023 and $14,440,000 as of December 31, 2022. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $519,000 during the three months ended June 30, 2023, compared to unrealized losses of approximately $1,060,000 during the three months ended June 30, 2022. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $817,000 during the six months ended June 30, 2023, compared to unrealized losses of approximately $2,325,000 during the six months ended June 30, 2022.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of pension adjustments as follows:

	Six months ended
	June 30,
(in thousands)	2023	2022
Balance at beginning of the period	$(1,995)	$(2,576)
Change during the period:
Before-tax amount	244	—
Tax provision	(54)	—
Pension settlement loss, net of taxes (1)	1,776	—
Reclassification adjustment, net of taxes
Amortization of net loss (1)	17	44
Total activity for the period	1,983	44
Balance at end of the period	$(12)	$(2,532)
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accrued payroll and related expenses	$4,288	$3,753
Accrued sales incentives and discounts	4,111	2,485
Accrued warranty costs	7,259	5,699
Deferred revenue	1,270	1,989
Income taxes payable	1,532	342
Other	1,392	1,072
Total accrued expenses and other liabilities	$19,852	$15,340

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

Revolving borrowings under the facility accrued interest at a rate equal to one-month LIBOR plus the applicable percentage, as defined. On May 18, 2023 the Company was notified by Truist Bank that the Term Secured Overnight Financing Rate (SOFR) will replace LIBOR for all borrowings under the facility effective July 1, 2023. The new applicable percentage will be between 150 and 250 basis points for all loans based on MPC’s net leverage ratio plus a SOFR adjustment of 11.45 basis points. In addition, the Company pays facility fees under the agreement ranging from 25 to 45 basis points, based on MPC’s net leverage ratio, on the unused revolving commitment.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of June 30, 2023, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195,000. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of June 30, 2023 and December 31, 2022.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $22,000 for the three months ended June 30, 2023 and $22,000 for the three months ended June 30, 2022; and interest expense incurred was $45,000 for the six months ended June 30, 2023 and $45,000 for the six months ended June 30, 2022. There was no interest expense paid on the credit facility for the three months ended June 30, 2023 and $7,000 for the three months ended June 30, 2022. Interest expense paid on the credit facility was $38,000 for the six months ended June 30, 2023 and $32,000 for the six months ended June 30, 2022.

15.  SUBSEQUENT EVENT

On July 25, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable September 11, 2023 to common stockholders of record at the close of business August 10, 2023.

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

Our net sales of $116.2 million were 21.2 percent higher during the second quarter of 2023 compared to the second quarter of 2022 primarily due to an increase in the average selling price per boat and an increase in unit sales volumes, as well as an increase in parts and accessories sales. Unit sales volumes during the second quarter of 2023 increased 10.9 percent in comparison to the same period of the prior year as we continued to clear inventory of partially completed units caused by supply chain disruptions. These deliveries also helped to satisfy our dealers’ inventory needs during the retail selling season. Average selling price per boat during the second quarter of 2023 increased by 9.7 percent compared to the second quarter of 2022 primarily due to a favorable model mix and price increases to cover increased costs including primarily materials and components. Unit sales increased within both our Chaparral and Robalo models.

Cost of goods sold as a percentage of net sales decreased to 75.3 percent of net sales for the three months ended June 30, 2023 from 76.0 percent for the comparable period in the prior year due to improved operating efficiencies and a favorable model mix.

Operating income increased 25.7 percent to $16.5 million during the second quarter of 2023 from $13.1 million during the same period in the prior year primarily due to higher net sales. Selling, general and administrative expenses increased 23.2 percent to $12.2 million during the second quarter of 2023 from $9.9 million during the same period of the prior year. Selling, general and administrative expenses increased primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense.

OUTLOOK

The discussion of the outlook for 2023 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

We believe that the strong retail demand for new recreational boats which began with the onset of the COVID-19 pandemic has declined and will continue to moderate throughout 2023 as retail demand normalizes and consumers return to pre-pandemic routine lifestyles coupled with factors such as rising interest rates and higher cost of boat ownership. Beginning in the second quarter of 2020, many consumers chose recreational boating when they left urban areas to spend time in vacation homes or in smaller groups, often located near recreational bodies of water. Recreational boating is a leisure activity that supports this transition because people perceive it to be a safe outdoor activity which does not involve large groups of people. We believe that production will satisfy current retail demand. Since many buyers of smaller recreational boats finance their purchases, higher interest rates may discourage them from the purchase of a boat.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Despite strong consumer demand, industry retail sales declined in 2021 and 2022 because dealers’ inventories were depleted, and supply chain and labor problems hindered recreational boat manufacturers’ output capacity. The cost of boat ownership has increased over the last several years due to increased cost of materials, key components and labor. In addition, higher interest rates have increased the financing costs of boat ownership. The higher cost of boat ownership may discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. During the past three model years, Marine Products has produced a smaller number of boat designs than in previous years to increase production efficiency. In addition, the average size of the models the Company is producing has increased in response to evolving retail demand, which continued into the first and second quarters of 2023.

In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. The industry conducted more boat shows in 2023 than in either of the previous two years due to the easing of COVID-19 – related restrictions.

Due to strong demand across the recreational sector, key materials and components have been in tight supply. Supply chain disruptions have delayed the receipt of both raw materials and key components used in our manufacturing process, thus delaying production and deliveries to our dealers. Although these disruptions began to moderate during the fourth quarter of 2022, they still impact our ability to some extent to meet dealer and retail demand. Transportation shortages impacted our ability to deliver finished products to our dealers, though these issues began to moderate during the third and fourth quarters of 2022. These production and shipment delays caused our working capital requirements to increase significantly starting in the third quarter of 2021, although our inventory levels began to decline during the fourth quarter of 2022 and further into the first and second quarter of 2023 as these issues began to improve.

Our financial results during the remainder of 2023 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations. Additional factors that could impact our results include the availability and cost of credit to our dealers and consumers, declines in consumer confidence due to fears of a recession, increasing fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total number of boats sold	1,243	1,121	2,521	2,037
Average gross selling price per boat (in thousands)	$82.2	$74.9	$82.3	$74.2
Net sales (in thousands)	$116,158	$95,813	$235,072	$172,425
Percentage of cost of goods sold to net sales	75.3%	76.0%	75.5%	76.0%
Gross profit margin percent	24.7%	24.0%	24.5%	24.0%
Percentage of selling, general and administrative expenses to net sales	10.5%	10.3%	11.4%	11.1%
Operating income (in thousands)	$16,483	$13,114	$30,972	$22,269
Warranty expense (in thousands)	$1,800	$1,335	$3,651	$2,432

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THREE ENDED JUNE 30, 2022

Net sales for the three months ended June 30, 2023 increased $20.3 million or 21.2 percent compared to the same period in 2022. The change in net sales during the quarter compared to the prior year was due primarily to increases in the average gross selling price per boat and unit sales volumes, as well as an increase in parts and accessories sales. Unit sales volumes during the second quarter of 2023 increased 10.9 percent in comparison to the same period of the prior year as we continued to clear inventory of partially completed units caused by supply chain disruptions. These deliveries also helped to satisfy our dealers’ inventory needs during the retail selling season. Unit sales increased within both our Chaparral and Robalo models during the second quarter of 2023.

Average selling price per boat during the second quarter of 2023 increased by 9.7 percent compared to the second quarter of 2022 due to a favorable model mix and price increases to cover increased costs including primarily materials and components. Domestic net sales increased 22.8 percent to $108.1 million and international net sales increased 4.0 percent to $8.1 million compared to the second quarter of the prior year. In the second quarter of 2023, net sales outside of the United States accounted for 7.0 percent of net sales compared to 8.1 percent of net sales in the same period of the prior year.

Cost of goods sold for the three months ended June 30, 2023 was $87.5 million compared to $72.8 million for the comparable period in 2022, an increase of $14.7 million or 20.2 percent. Cost of goods sold as a percentage of net sales decreased to 75.3 percent of net sales for the three months ended June 30, 2023 from 76.0 percent for the same period in the prior year due to improved operating efficiencies and a favorable model mix.

Selling, general and administrative expenses for the three months ended June 30, 2023 were $12.2 million compared to $9.9 million for the comparable period in 2022, an increase of $2.3 million or 23.2 percent. Selling, general and administrative expenses increased due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense. Selling, general and administrative expenses as a percentage of net sales were similar at 10.5 percent in the second quarter of 2023 and 10.3 percent in the second quarter of 2022.

Operating income for the three months ended June 30, 2023 was $16.5 million compared to $13.1 million in the same period in 2022.

Interest income (expense), net for the three months ended June 30, 2023 increased to interest income, net of $723 thousand from interest expense, net of $7 thousand in the same period of the prior year due to a higher average cash balance and higher interest yields. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the second quarter of 2023 reflects an effective tax rate of 16.8 percent compared to 24.0 percent for the comparable period in the prior year. The decrease in the 2023 effective tax rate is primarily due to favorable permanent adjustments coupled with beneficial discrete tax items.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO SIX MONTHS ENDED JUNE 30, 2022

Net sales for the six months ended June 30, 2023 increased $62.6 million or 36.3 percent compared to the same period in 2022. The change in net sales during the six months ended June 30, 2023 compared to the prior year was due primarily to increases in the average gross selling price per boat and unit sales volumes, as well as an increase in parts and accessories sales. Unit sales volumes during the six months ended June 30, 2023 increased 23.8 percent in comparison to the same period of the prior year as we continued to clear inventory of partially completed units due to supply chain disruptions. Unit sales increased overall within both our Chaparral and Robalo models during the six months ended June 30, 2023.

Average selling price per boat during the six months ended June 30, 2023 increased by 10.9 percent compared to the six months ended June 30, 2022 due to a favorable model mix and price increases to cover increased costs including primarily materials and components. Domestic net sales increased 36.5 percent to $219.1 million and international net sales increased 34.7 percent to $16.0 million compared to the same period of the prior year. In the six months ended June 30, 2023, net sales outside of the United States accounted for 6.8 percent of net sales compared to 6.9 percent of net sales in the same period of the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cost of goods sold for the six months ended June 30, 2023 was $177.4 million compared to $131.0 million for the comparable period in 2022, an increase of $46.4 million or 35.4 percent. Cost of goods sold as a percentage of net sales were comparable at 75.5 percent of net sales for the six months ended June 30, 2023 and 76.0 percent for the same period of the prior year due to improved operating efficiencies and a favorable model mix.

Selling, general and administrative expenses for the six months ended June 30, 2023 were $26.7 million compared to $19.1 million for the comparable period in 2022, an increase of $7.6 million or 39.7 percent. In the six months ended June 30, 2023, selling, general and administrative expenses include a non-cash settlement loss of $2.3 million related to the termination of the defined benefit pension plan. Selling, general and administrative expenses also increased due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense. Selling, general and administrative expenses as a percentage of net sales were similar at 11.4 percent in the six months ended June 30, 2023 and 11.1 percent in the six months ended June 30, 2023.

Operating income for the six months ended June 30, 2023 was $31.0 million compared to $22.3 million in the same period in 2022.

Interest income (expense), net for the six months ended June 30, 2023 increased to interest income, net of $1.2 million from interest expense, net of $24 thousand in the same period of the prior year due to a higher average cash balance and higher interest yields. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the six months ended June 30, 2023 reflects an effective tax rate of 19.6 percent compared to 23.5 percent for the comparable period in the prior year. The decrease in the 2023 effective tax rate is primarily due to favorable permanent adjustments coupled with beneficial discrete tax items.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2023 were $66.2 million compared to $43.2 million at December 31, 2022. The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$40,785	$17,157
Net cash used for investing activities	(7,194)	(798)
Net cash used for financing activities	(10,547)	(8,893)

Cash provided by operating activities for the six months ended June 30, 2023 increased $23.6 million compared to the six months ended June 30, 2022. The net cash provided by operating activities for the six months ended June 30, 2023 includes net income of $25.9 million, a non-cash pension settlement loss of $2.3 million, coupled with a net favorable change in inventory of $11.5 million. These favorable changes are partially offset by a net unfavorable change in other components of our working capital (including accounts receivable less accounts payable and accrued expenses) totaling $2.2 million. The net favorable change in inventory is primarily due to clearing inventory of partially completed units caused by supply chain disruptions during the six months ended June 30, 2023. The net unfavorable change in other components of our working capital are primarily a result of an increase in accounts receivable of $7.0 million consistent with an increase in shipments during the current period, partially offset by increases in accounts payable and accrued expenses due to the timing of payments.

Cash used for investing activities for the six months ended June 30, 2023 increased $6.4 million in comparison to the same period in 2022 due to an increase in capital expenditures for transportation equipment and warehouse space.

Cash used for financing activities for the six months ended June 30, 2023 increased $1.7 million compared to the six months ended June 30, 2022 primarily due to increased dividends paid to common shareholders, coupled with an increase in stock repurchases related to the vesting of restricted shares.

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

Cash Requirements

The Company currently expects that capital expenditures in 2023 will be approximately $8.4 million, of which $7.2 million has been spent through June 30, 2023.

The Company participates in a multiple employer Retirement Income Plan (Plan), sponsored by RPC, Inc. (“RPC”). The Company did not contribute to this Plan during the six months ended June 30, 2023 and currently does not expect to make any additional contributions.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of June 30, 2023, there were 1,570,428 shares that remained available for repurchase under the current authorization. There were no shares repurchased under this program during the six months ended June 30, 2023 and June 30, 2022.

On July 25, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable September 11, 2023 to common stockholders of record at the close of business August 10, 2023. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material repurchases of dealer inventory during the six months ended June 30, 2023 and June 30, 2022.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit, subject to minimum of $8.0 million, is based on a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers less repurchases during the prior 12 month period, which was a repurchase limit of $11.2 million as of June 30, 2023. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.1 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all financing institutions of approximately $18.3 million as of June 30, 2023.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $526 thousand for the six months ended June 30, 2023 and approximately $473 thousand for the six months ended June 30, 2022.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Marine Products and RPC own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $40 thousand for both the six months ended June 30, 2023 and June 30, 2022.

As part of the termination of the Retirement Income Plan, the Company received approximately $482 thousand during the second quarter of 2023 from RPC, which represents funds paid from the Company’s assets in the Plan to settle a portion of RPC’s participant liabilities.

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

INFLATION

During 2021 and 2022, inflation in the general economy had increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages and U.S. fiscal policy. As a result, the market prices of the raw materials used by the Company’s manufacturing processes increased during these periods. In addition, the Company purchases components of which there are a limited number of suppliers, most of whom are experiencing significant customer orders impacting their ability to provide needed supply quantities. The costs of most of these components increased as demand from recreational boat manufacturers has increased and supply chains have remained constrained. These cost increases were exacerbated by higher transportation costs, which are included in the total cost of these components. In response to historically high consumer demand as well as higher raw materials and components costs, the Company increased the prices for its products periodically beginning in the third quarter of 2021 and continuing through the 2023 model year. During the third and fourth quarters of 2022 and the first two quarters of 2023, the prices of many raw materials used in the Company’s manufacturing processes began to decline, and transportation became more available and less expensive, thus easing the Company’s cost pressures. Price increases of raw materials and component costs in recent periods have had no discernible negative impact on the Company’s sales due to high consumer demand and strong order backlogs which have allowed Marine Products to maintain its profit margins. However, the Company believes the cost of boat ownership has risen enough to impact retail demand. Therefore, it will be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins.

New boat buyers typically finance their purchases. The Company believes that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation: our plans to closely monitor dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our belief that our financial results are affected by consumer confidence; our belief that the strong retail demand for new recreational boats will continue to moderate throughout 2023 as retail demand normalizes

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

and consumers return to more pre-pandemic routine lifestyles coupled with factors such as rising interest rates and higher cost of boat ownership; our belief that recreational boating’s appeal to U.S. consumers has grown since the second quarter of 2020 because people perceive it to be a safe outdoor activity which does not involve large groups of people; our belief that production will satisfy current retail demand; statements that since many recreational boat purchasers finance their purchases, higher interest may force them to forgo the purchase of a boat; our belief that in spite of strong consumer demand, retail unit sales in 2021 and 2022 declined compared to comparable prior year periods because dealers’ inventories were depleted and supply chain and labor problems hindered recreational boat manufacturers’ output capacity; our belief that the higher cost of boat ownership may discourage consumers from purchasing recreational boats; our belief that, for years, we have been improving our customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our belief that our financial results during 2023 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations, the availability and cost of credit to our dealers and consumers, declines in consumer confidence due to fears of a recession, increasing fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations and the Company’s revolving credit facility will provide sufficient capital to meet our requirements for at least the next twelve months; our expectations that capital expenditures in 2023 will be approximately $8.4 million; our expectation to continue to pay cash dividends to common stockholders; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that if we are forced to continue raising the prices of our products due to increased raw materials and component costs, we may not be able to continue to pass these increased costs along to the dealers and consumers, which could impact the Company’s sales and profit margins; our belief that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership; statements that we do not expect any material changes in market risk exposures or how those risks are managed; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on the financial position, results of operations or liquidity of Marine Products.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: our manufacturing operations and our supply chain; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership and prospective buyers may choose to forego or delay boat purchases; the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022 and Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2023.

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

As of the end of the period covered by this report, June 30, 2023 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – Management’s evaluation of disclosure controls and procedures described above did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcome of such litigation will have a material effect on the financial position, results of operations or liquidity of Marine Products.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MARINE PRODUCTS CORPORATION

Date: July 28, 2023	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2023	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)