Form 10-Q
period 2023-09-30
MARINE PRODUCTS CORP
filed 2023-10-26
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of October 20, 2023, Marine Products Corporation had 34,466,726 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In thousands)

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$60,705	$43,171
Accounts receivable, net of allowance for credit losses of $11 in 2023 and $12 in 2022	10,743	5,340
Inventories	69,784	73,015
Income taxes receivable	199	28
Pension plan assets	113	356
Prepaid expenses and other current assets	3,671	3,088
Total current assets	145,215	124,998
Property, plant and equipment, net of accumulated depreciation of $32,450 in 2023 and $33,055 in 2022	21,356	14,965
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	7,833	6,027
Other assets	18,556	13,952
Total assets	$196,733	$163,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,066	$8,250
Accrued expenses and other liabilities	16,218	15,340
Total current liabilities	28,284	23,590
Retirement plan liabilities	16,714	14,440
Other long-term liabilities	1,622	1,304
Total liabilities	46,620	39,334
Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,466,726 shares in 2023 and 34,217,582 shares in 2022	3,447	3,422
Capital in excess of par value	—	—
Retained earnings	146,678	122,954
Accumulated other comprehensive loss	(12)	(1,995)
Total stockholders’ equity	150,113	124,381
Total liabilities and stockholders’ equity	$196,733	$163,715

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales	$77,786	$100,061	$312,858	$272,486
Cost of goods sold	58,548	75,056	235,942	206,089
Gross profit	19,238	25,005	76,916	66,397
Selling, general and administrative expenses	8,789	10,326	35,495	29,449
Gain on disposition of assets, net	(1,962)	—	(1,962)	—
Operating income	12,411	14,679	43,383	36,948
Interest income, net	860	76	2,066	52
Income before income taxes	13,271	14,755	45,449	37,000
Income tax provision	2,868	3,283	9,176	8,510
Net income	$10,403	$11,472	$36,273	$28,490

Earnings per share
Basic	$0.30	$0.34	$1.05	$0.83
Diluted	$0.30	$0.34	$1.05	$0.83

Dividends paid per share	$0.14	$0.12	$0.42	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$10,403	$11,472	$36,273	$28,490
Other comprehensive income, net of taxes:
Pension adjustment	—	23	1,983	67
Comprehensive income	$10,403	$11,495	$38,256	$28,557

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381
Stock issued for stock incentive plans, net	289	29	748	—	—	777
Stock purchased and retired	(69)	(7)	(748)	(155)	—	(910)
Net income	—	—	—	11,549	—	11,549
Pension adjustment, net of taxes	—	—	—	—	1,886	1,886
Dividends paid	—	—	—	(4,817)	—	(4,817)
Balance, March 31, 2023	34,438	3,444	—	129,531	(109)	132,866
Stock issued for stock incentive plans, net	29	3	1,230	—	—	1,233
Stock purchased and retired	—	—	(1,230)	1,230	—	—
Net income	—	—	—	14,321	—	14,321
Pension adjustment, net of taxes	—	—	—	—	97	97
Dividends paid	—	—	—	(4,820)	—	(4,820)
Balance, June 30, 2023	34,467	3,447	—	140,262	(12)	143,697
Stock issued for stock incentive plans, net	—	—	834	—	—	834
Stock purchased and retired	—	—	(834)	834	—	—
Net income	—	—	—	10,403	—	10,403
Dividends paid	—	—	—	(4,821)	—	(4,821)
Balance, September 30, 2023	34,467	$3,447	$—	$146,678	$(12)	$150,113

	Nine Months Ended September 30, 2022
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2021	33,993	$3,399	$—	$97,702	$(2,576)	$98,525
Stock issued for stock incentive plans, net	211	21	589	—	—	610
Stock purchased and retired	(60)	(6)	(589)	(107)	—	(702)
Net income	—	—	—	7,063	—	7,063
Pension adjustment, net of taxes	—	—	—	—	22	22
Dividends paid	—	—	—	(4,095)	—	(4,095)
Balance, March 31, 2022	34,144	3,414	—	100,563	(2,554)	101,423
Stock issued for stock incentive plans, net	94	10	810	—	—	820
Stock purchased and retired	—	—	(810)	810	—	—
Net income	—	—	—	9,955	—	9,955
Pension adjustment, net of taxes	—	—	—	—	22	22
Dividends paid	—	—	—	(4,096)	—	(4,096)
Balance, June 30, 2022	34,238	3,424	—	107,232	(2,532)	108,124
Stock issued for stock incentive plans, net	(20)	(2)	680	—	—	678
Stock purchased and retired	—	—	(680)	680	—	—
Net income	—	—	—	11,472	—	11,472
Pension adjustment, net of taxes	—	—	—	—	23	23
Dividends paid	—	—	—	(4,104)	—	(4,104)
Balance, September 30, 2022	34,218	$3,422	$—	$115,280	$(2,509)	$116,193

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$36,273	$28,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,750	1,416
Stock-based compensation expense	2,844	2,108
Gain on disposition of assets, net	(1,962)	—
Deferred income tax benefit	(2,366)	(1,146)
Pension settlement loss	2,277	—
(Increase) decrease in assets:
Accounts receivable	(5,403)	(8,230)
Income taxes receivable	(171)	(88)
Inventories	3,231	(9,551)
Current pension assets	509	—
Prepaid expenses and other current assets	514	(64)
Other non-current assets	(4,477)	3,039
Increase (decrease) in liabilities:
Accounts payable	3,816	7,870
Income taxes payable	755	573
Accrued expenses and other liabilities	97	4,202
Other long-term liabilities	2,491	(1,491)
Net cash provided by operating activities	40,178	27,128

INVESTING ACTIVITIES
Capital expenditures	(8,405)	(1,373)
Proceeds from sale of assets	1,129	—
Net cash used for investing activities	(7,276)	(1,373)

FINANCING ACTIVITIES
Payment of dividends	(14,458)	(12,295)
Cash paid for common stock purchased and retired	(910)	(702)
Net cash used for financing activities	(15,368)	(12,997)

Net increase in cash and cash equivalents	17,534	12,758
Cash and cash equivalents at beginning of period	43,171	14,102
Cash and cash equivalents at end of period	$60,705	$26,860

Supplemental information:
Income tax payments, net	$10,736	$8,782

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

3.    NET SALES

Accounting Policy:

MPC’s contract revenues are generated principally from selling: (1) fiberglass motorized boats and accessories and (2) parts to independent dealers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occurs with the transfer of title of our boats and accessories and parts to our dealers. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties (see Note 6). Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in Net sales in the accompanying Consolidated Statements of Operations and the related costs incurred by the Company are included in Cost of goods sold.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Boats and accessories	$76,155	$98,687	$308,436	$268,358
Parts	1,631	1,374	4,422	4,128
Net sales	$77,786	$100,061	$312,858	$272,486

The following table disaggregates our revenues between domestic and international:

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Domestic	$73,227	$94,894	$292,298	$255,435
International	4,559	5,167	20,560	17,051
Net sales	$77,786	$100,061	$312,858	$272,486

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	September 30,	December 31,
(in thousands)	2023	2022
Deferred revenue	$1,212	$1,989

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income available for stockholders:	$10,403	$11,472	$36,273	$28,490
Less: Adjustments for earnings attributable to participating securities	(249)	(254)	(866)	(602)
Net income used in calculating earnings per share	$10,154	$11,218	$35,407	$27,888

Weighted average shares outstanding (including participating securities)	34,467	34,225	34,435	34,172
Adjustment for participating securities	(839)	(768)	(833)	(737)
Shares used in calculating basic and diluted earnings per share	33,628	33,457	33,602	33,435

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    STOCK-BASED COMPENSATION

The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2023, there were approximately 777,199 shares available for grant.

In the first quarter of 2023, the Company issued time-lapse restricted shares to certain employees that will vest ratably over a period of four years. In addition, the Company granted performance share unit awards to its executive officers that vest based on the achievement of pre-established performance targets. The awards will be issued at different levels based on the performance achieved with a cliff vesting at the end of calendar year 2025. The Company evaluated the portions of the awards that are probable to vest and accordingly has accrued estimated compensation expense equal to 100 percent of the target awards.

Stock-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Pre – tax cost	$834	$678	$2,844	$2,108
After tax cost	650	529	2,218	1,644

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2023:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2022	764,170	$14.15
Granted	318,348	13.25
Vested	(243,468)	14.16
Non-vested shares at September 30, 2023	839,050	$13.81

The total fair value of shares vested was approximately $3,220,000 during the nine months ended September 30, 2023 and approximately $2,241,000 during the nine months ended September 30, 2022. The above table does not include any of the activity related to performance share unit awards since they are not currently issued or vested.

For the nine months ended September 30, 2023, approximately $30,000 of excess tax benefit for stock-based compensation awards was recorded as a discrete tax adjustment and classified within Net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows compared to approximately $44,000 for the nine months ended September 30, 2022.

6.    WARRANTY COSTS

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

An analysis of the warranty accruals for the nine months ended September 30, 2023 and 2022 is as follows:

(in thousands)	2023	2022
Balance at January 1	$5,699	$4,641
Less: Payments made during the period	(3,316)	(3,600)
Add: Warranty provision for the period	4,704	3,950
Changes to warranty provision for prior periods	156	145
Balance at September 30	$7,243	$5,136

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

8.    INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
(in thousands)
Raw materials and supplies	$44,983	$37,210
Work in process	11,168	14,190
Finished goods	13,633	21,615
Total inventories	$69,784	$73,015

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

Income tax provision for the third quarter of 2023 reflects an effective tax rate of 21.6 percent compared to 22.3 percent for the comparable period in the prior year. For the nine months ended September 30, 2023 the income tax provision reflects an effective tax rate of 20.2 percent compared to 23.0 percent for the comparable period in the prior year. The decrease in the effective tax rate is primarily due to favorable permanent adjustments coupled with beneficial discrete tax items.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  PENSION AND RETIREMENT PLANS

The Company participates in a multiple employer Retirement Income Plan, a trusteed defined benefit pension plan, sponsored by RPC, Inc. (“RPC”). The following represents the net periodic cost and related components for the plan for the three and nine months ended September 30, 2023 and 2022.

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Interest cost	$—	$34	$4	$100
Expected return on plan assets	—	—	—	—
Amortization of net losses	—	28	22	84
Settlement loss (1)	—	—	2,277	—
Net periodic cost	$—	$62	$2,303	$184

(1) Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company did not contribute to this Plan during the nine months ended September 30, 2023 and 2022. The Company does not expect to make any additional cash contributions.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling approximately $14,405,000 as of September 30, 2023 and $9,881,000 as of December 31, 2022. During the third quarter of 2023, the Company contributed $4.0 million to the SERP assets. Trading losses related to the SERP assets totaled approximately $238,000 during the three months ended September 30, 2023, compared to trading losses of approximately $499,000 during the three months ended September 30, 2022. Trading gains related to the SERP assets totaled approximately $524,000 during the nine months ended September 30, 2023, compared to trading losses of approximately $2,802,000 during the nine months ended September 30, 2022. The SERP assets are reported in Other assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of approximately $16,714,000 as of September 30, 2023 and $14,440,000 as of December 31, 2022. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $166,000 during the three months ended September 30, 2023, compared to unrealized losses of approximately $475,000 during the three months ended September 30, 2022. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $651,000 during the nine months ended September 30, 2023, compared to unrealized losses of approximately $2,799,000 during the nine months ended September 30, 2022.

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

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of pension adjustments as follows:

	Nine months ended
	September 30,
(in thousands)	2023	2022
Balance at beginning of the period	$(1,995)	$(2,576)
Change during the period:
Before-tax amount	244	—
Tax provision	(54)	—
Pension settlement loss, net of taxes (1)	1,776	—
Reclassification adjustment, net of taxes
Amortization of net loss (1)	17	67
Total activity for the period	1,983	67
Balance at end of the period	$(12)	$(2,509)
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued payroll and related expenses	$3,657	$3,753
Accrued sales incentives and discounts	1,599	2,485
Accrued warranty costs	7,243	5,699
Deferred revenue	1,212	1,989
Income taxes payable	1,097	342
Other	1,410	1,072
Total accrued expenses and other liabilities	$16,218	$15,340

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  NOTES PAYABLE TO BANKS

The Company has a revolving credit agreement with Truist Bank which provides a credit facility of $20.0 million. The facility includes: (i) a $5.0 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35.0 million and consolidated EBITDA (as calculated under the Credit Agreement) over the most recently completed twelve-month period. The revolving credit facility includes a full and unconditional guarantee by the Company and its consolidated domestic subsidiaries. The facility is secured by a first priority security interest in and lien on substantially all personal property of the Company and the guarantors including, without limitation, certain assets owned by them. The facility will terminate on November 12, 2026.

Effective July 1, 2023, revolving borrowings under the facility accrue interest at a rate equal to Term Secured Overnight Financing Rate (SOFR) plus the applicable percentage, as defined. During the second quarter of 2023, the Company was notified by Truist Bank that SOFR replaced LIBOR for all borrowings under the facility. The new applicable percentage is between 150 and 250 basis points for all loans based on MPC’s net leverage ratio plus a SOFR adjustment of 11.45 basis points. In addition, the Company pays facility fees under the agreement ranging from 25 to 45 basis points, based on MPC’s net leverage ratio, on the unused revolving commitment.

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of September 30, 2023, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195,000. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of September 30, 2023 and December 31, 2022.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $23,000 for the three months ended September 30, 2023 and $22,000 for the three months ended September 30, 2022; and interest expense incurred was $67,000 for the nine months ended September 30, 2023 and $67,000 for the nine months ended September 30, 2022. Interest expense paid on the credit facility was $25,000 for the three months ended September 30, 2023 and no interest was paid for the three months ended September 30, 2022. Interest expense paid on the credit facility was $63,000 for the nine months ended September 30, 2023 and $32,000 for the nine months ended September 30, 2022.

15.  COMMITMENTS AND CONTINGENCIES

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material financial impact associated with repurchases under these contractual agreements during the nine months ended September 30, 2023 and 2022.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $14.6 million as of September 30, 2023. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $22.0 million as of September 30, 2023.

Short-term Cash Incentive Compensation:

In addition to recording Short-term Cash Incentive (STCI) compensation expense for executive officers, STCI expense has been recorded for four non-executive employees based on a percentage of Pre-Tax Profit (PTP incentive), defined as pretax income before goodwill adjustments and certain allocated corporate expenses. During 2022 and through the third quarter of 2023, this PTP incentive was 16 percent in the aggregate per year and was subject to either a contractual arrangement or a discretionary determination. The PTP incentive under a contractual agreement with one employee, in the amount of seven percent per year, was discontinued as of September 30, 2023. As a result, effective October 1, 2023, the PTP incentive, subject to a discretionary determination, will be nine percent in the aggregate per year for three employees.

Total STCI expense for the reported periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
STCI expense	$2,365	$3,414	$9,650	$8,699

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

16.  NET INVESTMENT IN LEASE

During the second quarter of 2023, the Company entered into a lease agreement related to a warehouse as a lessor for a period of less than a year that provided the lessee with an option to purchase the asset at the end of the lease term. The consideration included required weekly payments with a purchase price of $2,000,000 less lease payments. The lessee was reasonably certain to exercise this purchase option and therefore, the Company concluded that the agreement qualified to be a sales type lease. However, at the commencement of the lease, the Company determined that collectibility was not probable based on an analysis of qualitative factors. Therefore, the amount received as of June 30, 2023 was recorded as a deposit liability.

In the third quarter of 2023, the Company determined the collectibility had become probable and recognized a net investment in lease of $1,096,950 consisting of a lease receivable of $1,100,000 less indirect costs. In addition, the Company recognized a gain of approximately $1,800,000 which is reported as part of Gain on disposition of assets, net on the Consolidated Statement of Operations. Net investment in lease is reported as part of Prepaid expenses and other current assets on the Consolidated Balance Sheet.

17.  SUBSEQUENT EVENT

On October 24, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable December 11, 2023 to common stockholders of record at the close of business November 10, 2023.

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

Our net sales of $77.8 million were 22.3 percent lower during the third quarter of 2023 compared to the third quarter of 2022 primarily due to a decrease in unit sales volumes, partially offset by an increase in the average selling price per boat. Unit sales volumes during the third quarter of 2023 decreased 24.3 percent in comparison to the same period of the prior year as production has been adjusted to align more with current demand, including seasonally lower dealer demand during the third quarter of each calendar year. In addition, unit sales during the third quarter of 2023 were impacted by severe weather-related production shutdowns. Average selling price per boat during the third quarter of 2023 increased by 4.6 percent compared to the third quarter of 2022 primarily due to a favorable model mix and, to a lesser extent, price increases to cover higher costs of materials and components.

Cost of goods sold as a percentage of net sales was 75.3 percent of net sales for the three months ended September 30, 2023 compared to 75.0 percent for the comparable period in the prior year.

Operating income decreased 15.5 percent to $12.4 million during the third quarter of 2023 from $14.7 million during the same period in the prior year primarily due to lower net sales. Selling, general and administrative expenses decreased 14.9 percent to $8.8 million during the third quarter of 2023 from $10.3 million during the same period of the prior year. This decrease was due primarily to costs that vary with sales and profitability such as incentive compensation, sales commissions and warranty expense. Selling, general and administrative expenses were 11.3 percent of net sales in the third quarter of 2023 compared to 10.3 percent in the third quarter of 2022. Net gain on disposition of assets was $2.0 million during the third quarter of 2023, which includes a $1.8 million gain related to a real estate transaction.

OUTLOOK

The discussion of the outlook for 2023 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

We believe that the strong retail demand for new recreational boats which began with the onset of the COVID-19 pandemic has declined and will continue to moderate throughout 2023. In addition, consumers are returning to pre-pandemic routine lifestyles and rising interest rates are contributing to higher costs of boat ownership. Since some buyers of recreational boats finance their purchases, higher interest rates may discourage them from the purchase of a boat. In light of the normalization of demand and higher interest rates, we may have to reinstitute certain retail incentives and other allowances to attract more consumers. We believe that production will satisfy current retail demand.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Despite strong consumer demand, industry retail sales declined in 2021 and 2022 because dealers’ inventories were depleted, and supply chain and labor problems hindered recreational boat manufacturers’ output capacity. The cost of boat ownership has increased over the last several years due to the increased cost of materials, key components and labor. In addition, higher interest rates have increased the financing costs of boat ownership. The higher cost of boat ownership may discourage consumers from purchasing recreational boats. For years, Marine Products and other boat manufacturers have been improving their customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences. The Company provides financial incentives to its dealers for receiving favorable customer satisfaction surveys. In addition, the recreational boating industry conducts a promotional program which involves advertising and consumer targeting efforts, as well as other activities designed to increase the potential consumer market for pleasure boats. Many manufacturers, including Marine Products, participate in this program. Management believes that these efforts have incrementally benefited the industry and Marine Products. During the past three model years, Marine Products has produced a smaller number of boat designs than in previous years to increase production efficiency. In addition, the average size of the models the Company is producing has increased in response to evolving retail demand, which continued into the first, second and third quarters of 2023.

In a typical year, Marine Products and its dealers present our new models to retail customers during the winter boat show season, which takes place during the fourth and first calendar quarters. The industry conducted more boat shows in 2023 than in either of the previous two years due to the easing of COVID-19 – related restrictions.

Due to strong demand across the recreational sector, key materials and components have been in tight supply. Supply chain disruptions have delayed the receipt of both raw materials and key components used in our manufacturing process, thus delaying production and deliveries to our dealers. Although these disruptions began to moderate in late 2022, they still are currently impacting our ability to some extent to meet dealer and retail demand. Although supply chain constraints caused our working capital requirements to increase significantly in 2021, our inventory levels began to decline during the fourth quarter of 2022 and further into 2023 as these issues began to improve.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total number of boats sold	827	1,093	3,348	3,130
Average gross selling price per boat (in thousands)	$82.1	$78.5	$82.3	$75.7
Net sales (in thousands)	$77,786	$100,061	$312,858	$272,486
Percentage of cost of goods sold to net sales	75.3%	75.0%	75.4%	75.6%
Gross profit margin percent	24.7%	25.0%	24.6%	24.4%
Percentage of selling, general and administrative expenses to net sales	11.3%	10.3%	11.3%	10.8%
Operating income (in thousands)	$12,411	$14,679	$43,383	$36,948
Warranty expense (in thousands)	$1,209	$1,664	$4,860	$4,095

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE ENDED SEPTEMBER 30, 2022

Net sales for the three months ended September 30, 2023 decreased $22.3 million or 22.3 percent compared to the same period in 2022. The change in net sales during the quarter compared to the prior year was due primarily to a decrease in unit sales volumes,

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

partially offset by an increase in the average selling price per boat. Unit sales volumes during the third quarter of 2023 decreased 24.3 percent in comparison to the same period of the prior year as production has been adjusted to align more with normal seasonal demand, including seasonally lower dealer demand during the third quarter of each calendar year. In addition, unit sales during the third quarter of 2023 were impacted by severe weather-related production shutdowns.

Average selling price per boat during the third quarter of 2023 increased by 4.6 percent compared to the third quarter of 2022 due to a favorable model mix and, to a lesser extent, price increases to cover higher costs of materials and components. Domestic net sales decreased 22.8 percent to $73.2 million and international net sales decreased 11.8 percent to $4.6 million compared to the third quarter of the prior year. In the third quarter of 2023, net sales outside of the United States accounted for 5.9 percent of net sales compared to 5.2 percent of net sales in the same period of the prior year.

Cost of goods sold for the three months ended September 30, 2023 was $58.5 million compared to $75.1 million for the comparable period in 2022, a decrease of $16.5 million or 22.0 percent. Cost of goods sold as a percentage of net sales was 75.3 percent of net sales for the three months ended September 30, 2023 compared to 75.0 percent for the same period in the prior year.

Selling, general and administrative expenses for the three months ended September 30, 2023 were $8.8 million compared to $10.3 million for the comparable period in 2022, a decrease of $1.5 million or 14.9 percent. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense. Selling, general and administrative expenses were 11.3 percent of net sales in the third quarter of 2023 compared to 10.3 percent in the third quarter of 2022. Management expects the reduction in anticipated incentive compensation to be paid to certain non-executive employees described at Note 15, Commitments and Contingencies, to favorably impact selling, general and administrative expenses for future periods.

Gain on disposition of assets, net for the three months ended September 30, 2023 was $2.0 million due primarily to a $1.8 million gain related to a real estate transaction. See Note 16, Net investment in leases for additional information.

Operating income for the three months ended September 30, 2023 was $12.4 million compared to $14.7 million in the same period in 2022.

Interest income (expense), net for the three months ended September 30, 2023 increased to interest income, net of $860 thousand from interest income, net of $76 thousand in the same period of the prior year due to a higher average cash balance and higher interest yields. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the third quarter of 2023 reflects an effective tax rate of 21.6 percent compared to 22.3 percent for the comparable period in the prior year. The decrease in the 2023 effective tax rate is primarily due to favorable permanent adjustments coupled with beneficial discrete tax items.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2022

Net sales for the nine months ended September 30, 2023 increased $40.4 million or 14.8 percent compared to the same period in 2022. The change in net sales during the nine months ended September 30, 2023 compared to the prior year was due primarily to increases in the average gross selling price per boat and unit sales volumes, as well as an increase in parts and accessories sales. Unit sales volumes during the nine months ended September 30, 2023 increased 7.0 percent in comparison to the same period of the prior year as production has been adjusted to align more with current demand, including seasonally lower dealer demand during the third quarter of each calendar year.

Average selling price per boat during the nine months ended September 30, 2023 increased by 8.7 percent compared to the nine months ended September 30, 2022 due to a favorable model mix and price increases to cover higher costs for materials and components, partially offset by an increase in discounts to our dealers. Domestic net sales increased 14.4 percent to $292.3 million and international net sales increased 20.6 percent to $20.6 million compared to the same period of the prior year. In the nine months ended

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

September 30, 2023, net sales outside of the United States accounted for 6.6 percent of net sales compared to 6.3 percent of net sales in the same period of the prior year.

Cost of goods sold for the nine months ended September 30, 2023 was $235.9 million compared to $206.1 million for the comparable period in 2022, an increase of $29.9 million or 14.5 percent. Cost of goods sold as a percentage of net sales were 75.4 percent of net sales for the nine months ended September 30, 2023 and 75.6 percent for the same period of the prior year.

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $35.5 million compared to $29.4 million for the comparable period in 2022, an increase of $6.0 million or 20.5 percent. In the nine months ended September 30, 2023, selling, general and administrative expenses included a non-cash settlement loss of $2.3 million related to the termination of the defined benefit pension plan. The remainder of the increase was due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense. Selling, general and administrative expenses as a percentage of net sales were 11.3 percent in the nine months ended September 30, 2023 compared to 10.8 percent in the same period of 2022. Management expects the reduction in anticipated incentive compensation to be paid to certain non-executive employees described at Note 15, Commitments and Contingencies, to favorably impact selling, general and administrative expenses for future periods.

Gain on disposition of assets, net for the nine months ended September 30, 2023 was $2.0 million due primarily to a $1.8 million gain related to a real estate transaction during the third quarter of 2023. See Note 16, Net investment in leases for additional information.

Operating income for the nine months ended September 30, 2023 was $43.4 million compared to $36.9 million in the same period in 2022.

Interest income (expense), net for the nine months ended September 30, 2023 increased to interest income, net of $2.1 million from interest income, net of $52 thousand in the same period of the prior year due to a higher average cash balance and higher interest yields. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the nine months ended September 30, 2023 reflects an effective tax rate of 20.2 percent compared to 23.0 percent for the comparable period in the prior year. The decrease in the 2023 effective tax rate is primarily due to favorable permanent adjustments coupled with beneficial discrete tax items.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2023 were $60.7 million compared to $43.2 million at December 31, 2022. The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$40,178	$27,128
Net cash used for investing activities	(7,276)	(1,373)
Net cash used for financing activities	(15,368)	(12,997)

Cash provided by operating activities for the nine months ended September 30, 2023 increased $13.1 million compared to the nine months ended September 30, 2022. The net cash provided by operating activities for the nine months ended September 30, 2023 includes net income of $36.3 million, an adjustment for a non-cash pension settlement loss of $2.3 million, coupled with a net favorable change in inventory of $3.2 million. These favorable changes are partially offset by a net unfavorable change in other components of our working capital (including accounts receivable less accounts payable) totaling $1.6 million, as well as an unfavorable change in other non-current assets. The net favorable change in inventory during the current period is primarily due to clearing inventory of partially completed boats as supply chain disruptions of critical components have improved during the nine months ended September 30, 2023 in comparison to prior periods. The net unfavorable change in other components of our working capital is primarily a result of an increase in accounts receivable of $5.4 million consistent with an increase in shipments during the

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

current period, partially offset by a decrease in accounts payable due to the timing of payments. The net unfavorable change in other non-current assets is due to an employer contribution of $4.0 million during the current period to the supplemental retirement plan assets.

Cash used for investing activities for the nine months ended September 30, 2023 increased $5.9 million in comparison to the same period in 2022 due to higher capital expenditures during the third quarter of 2023 for transportation equipment and warehouse space partially offset by proceeds from sale of assets.

Cash used for financing activities for the nine months ended September 30, 2023 increased $2.4 million compared to the nine months ended September 30, 2022 primarily due to increased dividends paid to common shareholders, coupled with an increased cost of stock repurchases related to the vesting of restricted shares.

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

Cash Requirements

The Company currently expects that capital expenditures in 2023 will be approximately $9.0 million, of which $8.4 million has been spent through September 30, 2023.

The Company participates in a multiple employer Retirement Income Plan (Plan), sponsored by RPC, Inc. (“RPC”). The Company did not contribute to this Plan during the nine months ended September 30, 2023 and currently does not expect to make any additional contributions.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which began in 2002. As of September 30, 2023, there were 1,570,428 shares that remained available for repurchase under the current authorization. There were no shares repurchased under this program during the nine months ended September 30, 2023 and September 30, 2022.

For the nine months ended September 30, 2023, short-term cash incentive compensation expense recorded by the Company included an amount equal to 16 percent of pre-tax profit (defined as pretax income before goodwill adjustments and certain allocated corporate expenses), which was adjusted to nine percent, effective October 1, 2023. Management expects this reduction to favorably impact operating cash flow in future periods.

On October 24, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable December 11, 2023 to common stockholders of record at the close of business November 10, 2023. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material financial impact associated with repurchases under these contractual agreements during the nine months ended September 30, 2023 and 2022.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: ( i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $14.6 million as of September 30, 2023. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of approximately $22.0 million as of September 30, 2023.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $786 thousand for the nine months ended September 30, 2023 and $682 thousand for the nine months ended September 30, 2022.

Marine Products and RPC own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $120 thousand for the nine months ended September 30, 2023 and $120 thousand for the nine months ended September 30, 2022.

As part of the termination of the Retirement Income Plan, the Company received $482 thousand during the nine months ended September 30, 2023 from RPC, which represented funds paid from the Company’s assets in the Plan to settle a portion of RPC’s participant liabilities.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 Recent Accounting Standards in the accompanying Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

INFLATION

During 2021 and 2022, inflation in the general economy had increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages and U.S. fiscal policy. As a result, the market prices of the raw materials used by the Company’s manufacturing processes increased during these periods. In addition, the Company purchases components of which there are a limited number of suppliers, most of whom are experiencing significant customer orders impacting their ability to provide needed supply quantities. The costs of most of these components increased as demand from recreational boat manufacturers has increased and supply chains have remained constrained. These cost increases were exacerbated by higher transportation costs, which are included in the total cost of these components. In response to historically high consumer demand as well as higher raw materials and components costs, the Company increased the prices for its products periodically beginning in the third quarter of 2021 and continuing through the 2023 model year. During the third and fourth quarters of 2022 and the first nine months of 2023, the prices of many raw materials used in the Company’s manufacturing processes began to decline, and transportation became more available and less expensive, thus easing the Company’s cost pressures. Price increases of raw materials and component costs in recent periods have had no discernible negative impact on the Company’s sales due to high consumer demand and strong order backlogs which have allowed Marine Products to maintain its profit margins. However, the Company believes the cost of boat ownership has risen enough to impact retail demand. Therefore, it will be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins.

New boat buyers typically finance their purchases. The Company believes that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such forward-looking statements may include, without limitation: our attempts to optimize financial returns by closely monitoring dealer orders and inventories, the production mix of various models, and indications of near term demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our belief that our financial results are affected by consumer confidence; our belief that the strong retail demand for new recreational boats has declined and will continue to moderate throughout 2023 as retail demand normalizes and consumers return to more pre-pandemic routine lifestyles coupled with factors such as rising interest rates and higher cost of boat ownership; our belief that production will satisfy current retail demand; statements that since many recreational boat purchasers finance their purchases, higher interest may discourage them from the purchase of a boat; our belief that the higher cost of boat ownership may discourage consumers from purchasing recreational boats; our belief that our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather; our belief that the strong retail demand for new recreational boats which began with the onset of the COVID-19 pandemic has declined and will continue to moderate throughout 2023, and that consumers are returning to pre-pandemic routine lifestyles, and rising interest rates are contributing to higher costs of boat ownership; our belief that, for years, we have been improving our customer service capabilities, marketing strategies and sales promotions to attract more consumers to recreational boating as well as improve consumers’ boating experiences; our belief that the recreational boating industry’s promotional program has incrementally benefited the industry and Marine Products; our belief that our financial results during the remainder of 2023 will depend on a number of factors, including our ability to meet dealer and consumer demand in the face of ongoing supply chain challenges which have impacted our manufacturing operations, the availability and cost of credit to our dealers and consumers, declines in consumer confidence due to fears of a recession, increasing fuel costs, the continued acceptance of our new products in the recreational boating market, the near-term effectiveness of our marketing efforts, the availability and cost of labor and certain of our raw materials and key components used in manufacturing our products and the availability of qualified employee and contract drivers to deliver our finished products to dealers; our belief that, in light of the normalization of demand and higher interest rates, we may have to reinstitute certain retail incentives and other allowances to attract more consumers; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash expected to be generated from operations and the Company’s revolving credit facility will

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

provide sufficient capital to meet our requirements for at least the next twelve months; our belief that our decisions about the amount of cash to be used for investing and financing purposes will be influenced by our capital position and the expected amount of cash to be provided by operations; our expectations that capital expenditures in 2023 will be approximately $9.0 million; our expectation to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that the cost of boat ownership has risen enough to impact retail demand, and as a result, it will be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins; our belief that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership; statements that we do not expect any material changes in market risk exposures or how those risks are managed; our current expectations that we don’t expect to make additional contributions to the multiple employer Retirement Income Plan and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on the financial position, results of operations or liquidity of Marine Products.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: our manufacturing operations are conducted in a single location, and to support our operations, several of our suppliers have also established facilities close to our manufacturing facility to provide timely delivery of fabricated components to us; as a result, catastrophic weather, civil unrest or other unanticipated events beyond our control may disrupt both our and our suppliers’ ability to conduct manufacturing operations or transport our finished boats to our dealer network, and we do not own or have access to alternate manufacturing locations; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, increased fuel costs, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; our ability to insulate financial results against increasing commodity prices; competition from other boat manufacturers and dealers; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations; the possibility of retaliatory tariffs imposed on the export of our products to countries on which the U.S. has imposed tariffs; the higher prices of materials, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership which could cause prospective buyers to choose to forego or delay boat purchases; the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022 and in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2023, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2023 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – There were no changes in the Company’s internal control over financial reporting during the third quarter of 2023 which were not identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASERS OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MARINE PRODUCTS CORPORATION

Date: October 26, 2023	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2023	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)