Form 10-K
period 2023-12-31
MARINE PRODUCTS CORP
filed 2024-02-28
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2023, the last business day of the registrant’s most recent second fiscal quarter, was $139,927,749 based on the closing price on the New York Stock Exchange on June 30, 2023 of $16.86 per share.

Marine Products Corporation had 34,682,949 shares of common stock outstanding as of February 20, 2024.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

References in this document to “we,” “our,” “us,” “Marine Products,” or “the Company” mean Marine Products Corporation (“MPC”) and its subsidiaries, Chaparral Boats, Inc. (“Chaparral”) and Robalo Boats, LLC (“Robalo”), collectively or individually, except where the context indicates otherwise.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding: the Company’s belief that it intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide; the Company’s belief that Chaparral will continue to expand the range of its offerings through insightful, innovative product design and quality manufacturing processes to reach an increasingly discerning recreational boating market; the Company’s belief that there is currently an adequate supply of engines, resins and fiberglass available in the market; the Company’s belief that relevant supply chains will continue to be less constrained than they were immediately following the COVID-19 pandemic; the Company’s plans to continue purchasing sterndrive engines through the American Boatbuilders Association (“ABA”) on a voluntary basis in order to receive volume-based purchase discounts and expectation that such discounts will continue to be made available; the Company’s intention to continue to assess demand and dealer management to manage production at appropriate levels, and its expectation that it will be able to do so; and the Company’s belief that dealer inventories of its boat models are more than sufficient to meet the current level of retail customer demand; its estimates of sales order backlogs; the Company’s belief that increases in the cost of certain components, international tariffs, operating costs, and the impact of environmental regulation have increased the cost of boats and boat ownership in recent years and that these trends may continue; the Company’s belief that it is well positioned to take advantage of industry conditions; the Company’s strategies described under “Business – Strategies,” including but not limited to its goals of coordinating a complex supply chain to ensure that raw materials and parts used in manufacturing our products are delivered on a timely basis, and to leverage its buying power through economies of scale and achieve improved pricing on components; the Company’s belief that its corporate infrastructure and marketing and sales capabilities, in addition to its financial strength, and its nationwide presence, enable it to compete effectively against its competitors; the Company’s marketing strategy to increase market share by expanding dedicated sales, marketing and distribution systems; the Company’s plans to continue providing incentives, sales education, technical training and other support to its independent dealers in order to enhance their effectiveness and customer retention; the Company’s belief that the nationally advertised fixed retail pricing gives the consumer confidence that they are getting the best possible price and encourages consistent pricing across the Company’s dealer network; the Company’s plan to manage production and dealer order backlog to optimize operating results and reduce risk in the event of a downturn in sales of our products, and that order backlog will be used to match production levels with expected demand, ensuring efficient cost management and productivity and its goal to achieve such efficient cost management and productivity; the Company’s plan to maintain a flexible, variable cost structure which can be reduced quickly when deemed appropriate and its goal to achieve such quick reductions; The Company’s goal to create a positive, memorable experience for customers through the design of its products and marketing, while meeting the challenges of an evolving environment which calls for the increased use of technology to conduct virtual marketing and product demonstration; The Company’s strategy to monitor the recreational boat market for strong complementary product lines which we may enter through new product development or acquisition; The Company’s goal to extend brand name recognition to enhance the success of new boat models that complement our existing offerings; The Company’s goal to improve sales and profits by increasing the utilization of our manufacturing capacity; The Company’s strategy to monitor the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories; the Company’s goal to maximize stockholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of the Company’s common stock on the open market; the Company’s goal to align the interests of our management and stockholders; the Company’s plans to consider making strategic acquisitions; the Company’s belief that its facilities comply in all material aspects with the regulations of the EPA and OSHA; the Company’s belief that currently, no material expenditure will be required to comply with existing environmental or safety regulations; the Company’s belief that its health care program improves employee well-being by facilitating access to healthcare; the Company’s belief that, except for the Chaparral and Robalo trademarks, it is not dependent upon any single trademark or trade name or group of trademarks or trade names; the Company’s belief that quarterly operating results for the second quarter traditionally record the highest sales volume for the year because this corresponds with the highest retail sales volume period, that the fourth quarter similarly often records the lowest sales volume, and the implication that such traditional seasonal patterns may be expected to hold true in the future, although they may not; the Company’s belief that recent increases in interest rates has reduced retail demand for smaller boats, and that purchasers of smaller boats are more sensitive to increases in the cost of boat ownership, and that such rate increases also impact dealers and increase the

Company’s costs due to the Company’s payment of a portion of dealer floor plan interest costs; the Company’s assessment that cost pressures have been eased due to recent declines in the price of many raw materials and increased availability of, and lowered cost of, transportation, and any implication that this trend may continue; the Company’s belief that the cost of boat ownership has risen enough to impact retail demand and that it will be more difficult in future to raise prices to compensate for any increased cost of raw materials and components that may occur in the future, thereby impacting future sales and profit margins; the Company’s belief that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local regulations; the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its liquidity, financial condition or results of operations; the Company’s plans to continue to monitor retail demand, the actions of its competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of its products and to adjust its production levels as deemed appropriate; the Company’s belief that strong retail demand for new recreational boats that began with the onset of the COVID-19 pandemic has subsided and stabilized in late 2023; Management’s belief that year-over-year quarterly sales and profit comparisons will remain challenged in 2024; the Company’s belief that consumers are returning to pre-pandemic, routine lifestyles, that rising interest rates are increasing costs of boat ownership and that higher interest rates may discourage potential customers from purchasing boats; the Company’s goal that certain retail incentives and other allowances may attract more consumers; the Company’s belief that its production levels align with current expected demand; the Company’s belief that the average size of models the Company produces is increasing in response to evolving retail demand and its assessment that this trend will continue; the Company’s intention to continue to focus on larger boats and expectations due to trends of consumer demand, higher associated price points, and higher margins; the expectation that supply chain disruptions and constraints that occurred following the COVID-19 pandemic will continue to be eased and that such disruptions and constraints will no longer impact production; the Company’s belief that financial results during 2024 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new product launches, and the Company’s ability to manage manufacturing costs in light of expected lower demand versus 2023; the Company’s expectation that capital expenditures during 2024 will be approximately $5.0 million; the Company’s expectation that the reduction to its short-term cash incentive compensation expense will favorably impact future operating cash flows; the Company’s belief that the risk that it will be obligated to repurchase dealer inventory will be mitigated by the value of the boats to be repurchased; the Company’s belief that liquidity provided by existing cash, cash equivalents, its overall strong capitalization, cash generated by operations and the Company’s ability to sell up to approximately $150 million in shares of its common stock under the Company’s shelf registration statement will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; the Company’s belief that the fair value of its guarantee liability is immaterial, and its adjustments to the guarantee liability, which are ultimately based upon information provided by third party floor plan lenders; the Company’s belief that despite its agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of the contractual amounts outlined in such agreements; the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies and estimates; the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements; the Company’s plans to continually improve and refine its internal controls; and the Company’s expectation regarding market risk of its investment portfolio, including its intention to invest primarily in money market funds, that such funds are not subject to material interest rate risk, and that it does not expect material changes to its market risk exposures or how those risks are managed.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” “aim,” “continue,” “continually,” “could,” “likely,” “design,” “strategies,” “outlook,” “trend,” the negative of such terms and different forms thereof (e.g., different tenses or number or principle parts, as well as gerunds and other parts of speech such as adjectives, adverbs and nouns derived therefrom), and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Forward-looking statements also include any other statement that projects, indicates or implies future results, events, performance or achievements, and statements concerning future financial performance (including future sales, earnings or growth rates), descriptions of our ongoing business strategies or prospects (including but not limited to those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “Business — Business Strategies”), and possible actions to be taken by us or our subsidiaries, as well as statements and descriptions of the assumptions that underlie or relate to such statements. Our forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.

Risk factors that could cause such future events not to occur as expected include the following: changes in global and/or national economic conditions, availability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, our ability to insulate financial results against increasing commodity prices, the impact of disruptions in current supplier relationships, our ability to purchase construction materials in sufficient quantities and quality, our ability to identify, complete or successfully integrate acquisitions or strategic alliances, competition from other boat manufacturers and dealers, our potential liability for personal injury and property damage claims, our ability to comply with environmental and other regulatory requirements, our dependence on our key personnel and the loss or interruption of the services of such personnel, risks related to cyber-attacks or other threats, as our operations are dependent on digital technologies and services, unanticipated disruptions to and constraints in supply chain for key components, and fluctuations in costs of key components such as engines, resins and fiberglass, and unanticipated changes to the Company’s relationship with the American Boatbuilders Association, or disruptions in its supply from the ABA, Yamaha and/or Mercury Marine. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See section titled “Risk Factors” included in our Annual Report Form 10-K for a discussion of these and additional factors that may cause actual results to differ from our projections and plans.

Item 1. Business

Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products’ product offerings include Chaparral sterndrive and outboard pleasure boats and Robalo outboard sport fishing boats.

Organization and Overview

Marine Products is a Delaware corporation incorporated on August 31, 2000, in connection with a spin-off from RPC, Inc. (NYSE: RES) (“RPC”). Effective February 28, 2001, RPC accomplished the spin-off by contributing 100% of the issued and outstanding stock of Chaparral to Marine Products, a newly formed, wholly owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders.

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sport boat and sport fishing boat markets. The Company sells its products to a network of 203 domestic and 87 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company intends to remain a leading manufacturer of recreational powerboats for sale to a broad range of consumers worldwide.

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. Chaparral’s first boat was a 15-foot tri-hull design with a retail price of less than $1,000. Over time Chaparral grew by offering exceptional quality and consumer value. In 1976, Chaparral moved to Nashville, Georgia, where a manufacturing facility of a former boat manufacturing company was available for purchase. This provided Chaparral an opportunity to obtain additional manufacturing space and access to a trained workforce. With over 58 years of boatbuilding experience, Chaparral continues to expand the range of its offerings through insightful, innovative product design and quality manufacturing processes in order to reach an increasingly discerning recreational boating market.

The Company manufactures Chaparral sterndrive pleasure boats including SSi and SSX models, and the Chaparral Surf Series. The Company also manufactures Chaparral outboard pleasure boats which include OSX Luxury Sportboats and SSi outboard models. Marine Products’ Chaparral brand was the second largest manufacturer of sterndrive boats in lengths from 21 to 34 feet during the 12-month period ended September 30, 2023 and its share of the market during this period was approximately 26.9%.

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

The most recent available industry statistics [source: Statistical Surveys, Inc. report dated September 30, 2023] indicate that Robalo is the third largest manufacturer of outboard boats in lengths from 18 to 36 feet in the United States with a market share of 4.5%. Additionally, Marine Products, with the combination of Robalo and Chaparral outboards, holds the third highest position in the outboard market of this size range, with a market share of 6.2%.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational markets through its Chaparral brands and to the sport fishing market through its Robalo brands.

The following table provides a brief description of our product lines and their particular market focus:

	Number		Approximate
	of	Overall	Retail
Product Line	Models	Length	Price Range	Description
Chaparral – SSi Sport Boats	7	19′-23′	$48,000 - $107,000

Fiberglass sterndrive and outboard powered sport boats marketed as high value runabout for smaller to larger groups. Design features include handling of a runabout, style of a sportboat and open concept layout. Select models offer Ski & Fish options to meet specific needs. All marketed with national fixed retail prices.

Chaparral – SSX Sport Boats	5	24′-34′	$128,000 - $564,000	Fiberglass sterndrive and outboard powered models that combine features of sportboats and bowriders. Marketed as high value, luxury runabouts for family groups.

Chaparral – Surf Series	5	21′-30′	$76,000 - $338,000

This model line features a forward-facing sterndrive engine. Fiberglass multipurpose bowriders, the Surf Series models are marketed to both experienced and value-conscious buyers. These boats are designed to enhance the wake of the boat to accommodate the popular sport of wake surfing.

Chaparral – OSX Sport Boats	4	25′-30′	$140,000 - $483,000	Fiberglass, multipurpose sport boats with outboard power featuring plentiful seating and entertaining areas, cabin and bathroom accommodations, excellent performance, and luxury finishes.

Robalo – Center Consoles	11	18′-36′	$46,000 - $654,000

Fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen seeking family-friendly amenities. Smaller models include a trailer, and all models are marketed with national fixed retail prices. The Explorer series features extra seating options.

Robalo – Cayman Bay Boats	6	20′-26′	$55,000 - $227,000

Fiberglass outboard powered sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen wanting inshore and offshore capabilities. All models marketed with a trailer at national fixed retail prices.

Robalo – Dual Consoles	2	20′-31′	$61,000 - $363,000

Multi-purpose fiberglass outboard powered sport fishing boats for large freshwater lakes or saltwater use. Marketed with national fixed retail prices to experienced fishermen and families looking for both fishing and cruising features.

Manufacturing

Marine Products’ manufacturing facilities located in Nashville, Georgia are utilized to manufacture interiors, design new models, create fiberglass hulls and decks, and assemble various end products. Quality control is conducted throughout the manufacturing process. When fully assembled and inspected, the boats are loaded onto either Company-owned trailers or third-party marine transport trailers for delivery to dealers. The manufacturing process begins with the design of a product to meet dealer and customer needs. Plugs are constructed in the research and development phase from designs. Plugs are used to create a mold from which prototype boats can be built. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds. Molds are used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish or gel coat to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics.

Product Warranty

For our Chaparral and Robalo products, Marine Products provides a lifetime limited structural hull warranty and a transferable one-year limited warranty to the original owner. Chaparral also includes a five-year limited structural deck warranty. Warranties for additional items are provided for periods of one to five years and are not transferable. Additionally, as it relates to the first subsequent owner, a five-year transferable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer. The manufacturers of the engines, generators, and navigation electronics included on our boats provide and administer their own warranties for various lengths of time.

Suppliers

Marine Products’ three most significant cost components used in manufacturing its boats are engines, resins and fiberglass. For each of these, there is currently an adequate supply available in the market. While supply chains were constrained following the COVID-19 pandemic, by late 2022, many shortages and delays began to ease.

Marine Products does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering a boat, usually based on anticipated customer preferences or actual customer orders. Sterndrive engines are purchased through the American Boatbuilders Association (“ABA”), which has engine supply arrangements with Mercury Marine and Volvo Penta, the two currently existing suppliers of sterndrive engines. These arrangements contain incentives and discount provisions, which may reduce the cost of the engines purchased, if specified purchase volumes are met during specified periods of time. Although no minimum purchases are required, Marine Products expects to continue purchasing sterndrive engines through the ABA on a voluntary basis in order to receive volume-based purchase discounts. Marine Products does not have a long-term supply contract with the ABA. Marine Products has outboard engine supply contracts with Yamaha and Mercury Marine which were not negotiated through the ABA. In the event of a sudden and extended interruption in the supply of engines from any of these suppliers, our sales and profitability could be negatively impacted. See Item 1A Risk Factors below.

Marine Products uses other raw materials in its manufacturing processes. Among these are resins, made from hydrocarbon feedstocks, as well as copper and steel. The costs of these commodities fluctuate in response to changes in global economic conditions.

Sales and Distribution

Domestic sales are generated through our independent dealer network of approximately 64 Chaparral dealers, 49 Robalo dealers and 90 dealers that sell both brands located in markets throughout the United States. Marine Products also has 87 international dealers. Most of our dealers also inventory and sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by any dealer are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products’ six independent field sales representatives call upon existing dealers and develop new dealer relationships. The field sales representatives are directed by a National Sales Coordinator, who is responsible for developing the dealer distribution network for the Company’s products. No single dealer accounted for 10% or more of net sales during 2023, 2022 or 2021. The marketing of boats to retail customers is primarily the responsibility of the dealer. Marine Products supports dealer marketing efforts by supplementing local advertising, sales and marketing follow up in boating magazines, and participation in selected regional, national, and international boat show exhibitions. In addition, Marine Products has developed virtual marketing programs which include online product demonstrations and virtual reality software and hardware which promote the features of its products.

Marine Products continues to seek new dealers in many areas throughout the U.S., Canada, Europe, South America, Asia, and the Middle East. In general, Marine Products requires full payment in U.S. dollars prior to shipping a boat overseas. Consequently, there is no credit risk associated with these international sales or risk related to foreign currency fluctuation. The Company’s international sales are affected by trends in consumer discretionary spending and the value of the U.S. dollar on global currency markets, among other things. During 2023, the Company’s international net sales decreased 12.2% compared to 2022 due primarily to a decline in unit sales. International net sales as a percentage of total net sales were 5.9% in 2023, 6.7% in 2022, and 5.3% in 2021.

Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. In a typical ordering, production and delivery cycle, the Company monitors dealer inventory levels in order to inform its production scheduling and to ensure that dealers do not hold excess inventory. During 2021 and 2022, however, extraordinarily high dealer and consumer demand combined with the Company’s production delays resulting from supply chain disruptions caused dealer inventories to fall to historic lows. The combination of low inventory levels and high demand through the first half of 2023 forced the Company to allocate its production to dealers to fulfill as many orders as possible and rebuild dealer inventories. Beginning in the second half of 2023, demand moderated and inventories were fully replenished. The Company continues to assess demand and dealer inventories to manage production levels.

Approximately 71% of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions in local markets or self-finance. Under these established arrangements with qualified lending institutions, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products generally within ten business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. In connection with a dealer’s floor plan financing arrangements with a qualified lending institution, Marine Products or its subsidiaries have agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear, as defined. The contractual agreements that Marine Products or its subsidiaries have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits negotiated with the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $18.9 million as of December 31, 2023. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $7.7 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $26.6 million as of December 31, 2023. In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturer’s repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

Marine Products offers both dealer and retail sales incentive programs generally designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory and particular models during specified periods. These programs help to stabilize Marine Products’ manufacturing between the peak and off-peak periods and promote sales of certain models. For the 2024 model year (which commenced July 1, 2023), Marine Products offered its dealers several sales incentive programs based on dollar volume and timing of dealer purchases. With regard to retail incentives, the Company initiated promotional programs during the fourth quarter of 2023. While retail incentives were limited from 2020 to 2022 due to high post-COVID-19 demand, the normalization of retail demand has prompted the Company to return to traditional retail incentive programs to stimulate sales.

We believe that dealer inventories of our boat models as of December 31, 2023 are sufficient to meet the current level of retail customer demand. The sales order backlog as of December 31, 2023 was 1,243 boats with estimated net sales of approximately $92.3 million. This represents an approximate 20.7 week backlog based on recent production levels. The sales order backlog as of December 31, 2022 was 1,544 boats with estimated net sales of approximately $115.0 million. This represented an approximate 16.6 week backlog based on production levels at that time. The Company will continue to monitor the number of boats in dealer inventories and adjust its production levels as it deems necessary to manage dealer inventory levels. The Company typically does not manufacture a significant number of boats for its own inventory. The Company occasionally manufactures boats for its own inventory because the number of boats required for immediate shipment is not always the most efficient number of boats to produce in a given production schedule.

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

A proprietary and patented feature available on many Chaparral sterndrive models is the Infinity Power StepTM. This mechanical feature allows a portion of the stern to automatically descend underwater, creating a “step-down” staircase effect, giving boaters the ability to step down from the stern into the water. The step also functions as seating, creating a semi-submerged bench.

In support of its new product development efforts, Marine Products incurred research and development costs of $757 thousand in 2023, $437 thousand in 2022, and $776 thousand in 2021.

Industry Overview

The recreational marine market in the United States is a mature market, with 2022 retail expenditures of approximately $59.3 billion spent on new and used boats, motors and engines, trailers, accessories and other associated costs as estimated by the National Marine Manufacturers Association (“NMMA”).

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

Industry retail sales of new outboard boats in the United States during 2023 totaled 41,357 units and accounted for approximately 72% of the total new fiberglass powerboats sold between 18 and 36 feet in hull length. Retail sales of new outboard boats had an estimated total retail value of $3.7 billion, with an average retail price per unit of approximately $89,000. Approximately 63% of the Company’s unit sales to dealers in 2023 were outboard boats compared to 58% in 2022. Retail sales of new sterndrive boats in the United States during 2023 totaled 5,830 units and accounted for approximately 10% of the total new fiberglass powerboats sold in the 21 to 34 feet hull length. Retail sales of new sterndrive boats had an estimated total retail value of $900 million, with an average retail price per unit of approximately $154,000. Approximately 37% of the Company’s unit sales to dealers in 2023 were sterndrive boats compared to 42% in 2022.

The table below reflects the estimated annual sales within the recreational marine market segment by category for 2023 and 2022 (source: Info-Link Technologies, Inc.):

	2023		2022
	Boats	Sales ($ B)	Boats	Sales ($ B)
Sterndrive Boats	5,830	$0.9	6,552	$0.9
Outboard Boats	41,357	3.7	47,099	3.7
Inboard Boats	10,093	1.7	12,465	2.0
TOTAL	57,280	$6.3	66,116	$6.6

Chaparral’s products are categorized as sterndrive boats and outboard boats, and Robalo’s products are categorized as outboard boats. Industry-wide sterndrive boat unit sales have declined steadily during the last three years.

The recreational boat manufacturing market remains highly fragmented, although some publicly traded companies own a diversified group of recreational boat brands. We estimate that the boat manufacturing industry includes fewer than 15 sterndrive manufacturers and approximately 75 outboard boat manufacturers with significant unit production, with a large number representing small, privately held companies with varying degrees of professional management and manufacturing skill. According to estimates provided by Statistical Surveys, Inc. during the latest reported period ended September 30, 2023, the top five outboard model manufacturers, which includes Marine Products Corporation’s brands, have a combined market share of approximately 36%, consistent with the same period in the prior year. Also, according to Statistical Surveys, Inc., the top five sterndrive model manufacturers, which includes Marine Products’ Chaparral brand, have a combined market share of approximately 85%, compared to 82% during the same period in the prior year. Chaparral’s market share in sterndrive units during this period was approximately 26.9%, compared to 25.2% in the same period in the prior year.

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

Business Strategies

Recreational boating is a mature industry. According to Info-Link Technologies, Inc., retail sales of new powerboats of all types decreased at a compounded annual rate of approximately 6.3% between 2019 and 2023. The Company has historically aimed to grow its boat sales, net sales and market share by differentiating our product lines through industry-leading feature innovations and designs.

We manage our Company by focusing on the execution of the following business and financial strategies:

●	Manufacturing and marketing high-quality, stylish, and innovative powerboats for our dealers and retail consumers which are competitive in the market,
●	Coordinating a complex supply chain to ensure that raw materials and parts used in manufacturing our products are delivered on a timely basis,
●	Leveraging our buying power through economies of scale and achieving improved pricing on engines, fiberglass, resin and many other components,
●	Increasing market share by expanding dedicated sales, marketing and distribution systems; Marine Products has a distribution network of approximately 290 independent dealers, to whom we provide sales education, technical training, and other support to enhance their effectiveness and success, and their customers’ satisfaction and retention,
●	Providing promotional and incentive programs to help dealers increase sales and customer satisfaction,
●	Maintaining a nationally advertised fixed retail pricing strategy on certain of our models, which we believe gives consumers confidence that they are getting the best possible price and encourages consistent pricing across our dealer network,
●	Managing our production and dealer order backlog to optimize operating results and reduce risk in the event of a downturn in sales of our products; the Company’s operations leaders use our order backlog to align production levels with expected demand, ensuring efficient cost management and productivity,
●	Maintaining a flexible, variable cost structure which can be reduced quickly when deemed appropriate,
●	Designing our products and marketing strategies to create a positive, memorable experience for our customers, within an evolving environment which calls for the increased use of technology to conduct virtual marketing and product demonstrations,
●	Monitoring the recreational boat market for strong complementary product lines which we may enter through new product development or acquisition,
●	Extending our brand name recognition to enhance the success of new boat models that complement our existing offerings,
●	Improving our sales and profits by increasing the utilization of our manufacturing capacity,
●	Monitoring the activities and financial condition of our dealers and of the third-party floor plan lenders who finance our dealers’ inventories,
●	Exploring potential acquisitions that could increase our scale, expand our product line and brand portfolio, and deliver attractive financial returns,
●	Maximizing stockholder return by optimizing the balance of cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of the Company’s common stock on the open market, and
●	Aligning the interests of our management and stockholders.

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

According to Statistical Surveys, Inc., the following is a list of the top ten (largest to smallest) outboard boat manufacturers in the United States based on retail unit sales in 2023. According to Statistical Surveys, Inc., the companies set forth below represent approximately 55% of all United States retail outboard boat sales with hull lengths of 18 to 36 feet for the 12-month period ended September 30, 2023 (latest data available to us).

1.	Brunswick Corporation [1]
2.	Sea Hunt Boats
3.	Marine Products Corporation [2]
4.	Malibu Boats, Inc.
5.	Key West
6.	White River Marine Group
7.	Sportsman Boats
8.	Carolina Skiff
9.	Grady-White
10.	Tidewater

The sterndrive engine powered market encompasses a wide variety of boats, accounting for approximately 10% of traditional powerboat retail unit sales during 2023. Primary competitors for Chaparral in the sterndrive market during 2023 included Cobalt 3, Sea Ray 4, Regal, Crownline and Monterey.

1 Includes Bayliner, Boston Whaler and Sea Ray outboard units

2 Includes Robalo and Chaparral outboard units

3 Division or subsidiary of Malibu Boats, Inc.

4 Division or subsidiary of Brunswick Corporation

Environmental and Regulatory Matters

Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (“EPA”) and state pollution control agencies, which require reports and facility inspections to monitor compliance with their regulations. The Occupational Safety and Health Administration (“OSHA”) standards limit the number of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Marine Products’ manufacturing facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. Marine Products believes that its facilities comply in all material aspects with these regulations. We do not currently anticipate that any material expenditure will be required to continue to comply with existing environmental or safety regulations in connection with our existing manufacturing facilities.

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

The EPA has adopted regulations stipulating that many marine propulsion engines meet an air emission standard that requires fitting a catalytic converter to the engine. These regulations also require, among other things, that the engine manufacturer provide a warranty that the engine meets EPA emission standards. The engines used in Marine Products’ Chaparral and Robalo product lines are subject to these regulations. These regulations are similar to regulations adopted by the California Air Resources Board in 2007 but apply to all U.S. states and territories. These regulations have increased the cost to manufacture the majority of the Company’s boat products. Compliance with these EPA regulations has increased Marine Products’ cost and may also reduce Marine Products’ net sales, because the increased cost of owning a boat may force consumers to buy a smaller or less expensive boat.

Human Capital

The table below shows the number of employees at December 31, 2023 and 2022:

At December 31,	2023	2022
Employees	690	935

The recreational boating industry is cyclical and therefore headcount is subject to change based on production levels which are a function of dealer and consumer demand. Beginning in the second half of 2023, the Company adjusted its production levels and employee headcount in response to lower dealer and retail demand. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

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

The Company provides a health insurance option that includes a local primary care physician who provides immediate care or medical consultation to its employees at a reduced or no cost, as well as certain maintenance medications at a reduced or no cost.

Under this program, an employee with a health concern visits the physician’s office, which is close to our manufacturing facilities, and either receives care or is referred to another facility for testing or additional care. We believe that this program improves employee well-being by facilitating their access to health care.

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

Proprietary Matters

Marine Products owns several trademarks, trade names and patents that it believes are important to its business. Except for the Chaparral and Robalo trademarks, Marine Products is not dependent upon any single trademark or trade name or group of trademarks or trade names. The Chaparral and Robalo trademarks are currently registered in the United States. The current duration for such registration ranges from seven to 15 years but each registration may be renewed an unlimited number of times.

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

Inflation

New boat buyers typically finance their purchases. The Company believes that the recent increase in interest rates (which is generally linked to higher inflation) has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership. Higher interest rates also impact our dealers, as their boat purchases are financed and they bear much of the carrying costs of holding inventories. Lastly, the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest costs.

During 2021 and 2022, inflation in the general economy had increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages, supply chain constraints, and U.S. fiscal policy. As a result, the market prices of the raw materials and components used by the Company’s manufacturing processes increased during these periods. In response to historically high consumer demand as well as higher raw materials and components costs, the Company increased the prices for its products. During 2023 prices of many raw materials used in the Company’s manufacturing processes began to decline, and transportation became more available and less expensive, thus easing the Company’s cost pressures. However, the Company believes the cost of boat ownership has risen enough to impact retail demand. Therefore, it will be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins.

Availability of Filings

Marine Products makes available free of charge on its website, MarineProductsCorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Risks Related to our Business

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

Marine Products Relies Upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers.

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2024 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

Interest Rates and Fuel Prices Affect Marine Products’ Sales.

The Company’s products are often financed by our dealers and the retail boat consumers. Higher interest rates increase the borrowing costs and, accordingly, the cost of doing business for dealers and the cost of boat ownership for consumers. Fuel costs can represent a large portion of the costs to operate our products. Therefore, higher interest rates and fuel costs can adversely affect consumers’ decisions relating to recreational boating purchases.

Marine Products’ Dependence on its Network of Independent Boat Dealers May Affect its Operating Results and Sales.

Virtually all Marine Products’ sales are derived from its network of independent boat dealers. Marine Products has no long-term agreements with these dealers. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality of available products, the price and value of the products, and attention to customer service, and individual dealers frequently also sell boats manufactured by our competitors. The Company faces intense competition from other recreational powerboat manufacturers in attracting and retaining independent boat dealers. The number of independent boat dealers supporting the Chaparral and Robalo trade names and the quality of their marketing and servicing efforts are essential to Marine Products’ ability to generate sales. A deterioration in the number of Marine Products’ network of independent boat dealers could have a material adverse effect on its boat sales. Marine Products’ inability to attract new dealers and retain those dealers, or its inability to increase sales with existing dealers, could substantially impair its ability to execute its business plans. Although Marine Products’ management believes that the quality of its products and services in the recreational boating market should permit it to maintain its relationship with its dealers and its market position, there can be no assurance that Marine Products will be able to sustain its current sales levels.

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

Marine Products’ Sales are Affected by Weather Conditions, Which May Involve Long-term Impact from Global Warming.

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

Marine Products’ Single Operational Location Creates Risk for its Sales, Profits and the Value of its Assets.

Marine Products’ manufacturing operations are conducted in a single location in Nashville, Georgia. To support our operations, several of our suppliers have also established facilities close to our manufacturing facility to provide timely delivery of fabricated components. Catastrophic weather, civil unrest, natural disasters or other unanticipated events beyond our control may disrupt both our and our suppliers’ ability to conduct manufacturing operations or transport our finished boats to our dealer network. We do not own or have access to alternate manufacturing locations. In the event of such events or conditions, we may incur damage to our work-in-process and finished goods inventory and will incur impairment charges to the value of that inventory. Furthermore, our sales and profits may be adversely affected during and immediately after such events or conditions due to our inability to manufacture and deliver boats to our dealer network.

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

Because Marine Products Relies on Third-party Suppliers, Marine Products may be Unable to Obtain Adequate Raw Materials, Engines and Components at Reasonable Prices or at All, Which Could Increase our Working Capital Requirements and Adversely Affect Sales and Profit Margins.

Marine Products is dependent on third-party suppliers to provide raw materials, engines and components essential to the construction of its various powerboats. Especially critical are the availability and cost of marine engines and commodity raw materials used in the manufacture of Marine Products’ boats. Marine Products has three suppliers for the three types of engines it purchases. While Marine Products’ management believes that supplier relationships currently in place are sufficient to provide the engines and materials necessary to meet present production demands, there can be no assurance that these relationships will continue, that these suppliers will remain in operation or that the quantity or quality of materials available from these suppliers will be sufficient to meet Marine Products’ future needs. Disruptions in current supplier relationships or the inability of Marine Products to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet ongoing production schedules could cause a decrease in sales or a sharp increase in the cost of goods sold. Additionally, because of this dependence, the volatility in commodity raw materials or current or future price increases in production materials or the inability of Marine Products’ management to purchase engines and materials required to execute its growth and acquisition strategies could reduce the number of boats Marine Products may be able to produce for sale or cause a reduction in Marine Products’ profit margins.

As noted, we rely on third parties to supply a number of raw materials used in our manufacturing processes. Prices for these raw materials fluctuate, often unpredictably, due to market forces beyond our control. When prices of these raw materials increase, we attempt to preserve our profit margins by increasing the prices of our products. There is no assurance that we will be able to increase the prices of our products and preserve our profitability in the event of future inflation and cost increases.

Marine Products may be Unable to Identify, Complete or Successfully Integrate Acquisitions.

Marine Products intends to pursue acquisitions and form strategic alliances that will enable Marine Products to acquire complementary skills and capabilities, offer new products, expand its customer base, and obtain other competitive advantages. There can be no assurance, however, that Marine Products will be able to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into its existing operations, or expand into new markets. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management resources, and possible adverse effects on earnings and earnings per share resulting from increased interest costs, the issuance of additional securities, and difficulties related to the integration of the acquired business. The failure to integrate acquisitions successfully may divert management’s attention from Marine Products’ existing operations and may damage Marine Products’ relationships with its key dealers and suppliers.

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

Risk Management Risks

Marine Products Has Potential Liability for Personal Injury and Property Damage Claims.

The products or services we sell may expose Marine Products to potential liabilities for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected Marine Products’ business. Marine Products maintains product liability insurance that it believes to be adequate. However, there can be no assurance that Marine Products will not experience legal claims in excess of its insurance coverage or that claims will be covered by insurance. Furthermore, any significant claims against Marine Products could result in negative publicity, which could cause Marine Products’ sales to decline.

Regulatory Risks

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

Risks Related to our Labor Force

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

Risks Related to Our Capital and Ownership Structure

Marine Products’ Executive Officers, Directors and Their Affiliates Together Have a Substantial Ownership Interest, and Public Stockholders may Have no Effective Voice in Marine Products’ Management.

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control (the “Controlling Group”), controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors and independent nominating and compensation committees.

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 71% of Marine Products’ outstanding shares of common stock. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third-party from acquiring control of Marine Products at a premium.

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

Risks Related to Digital Operations, Cybersecurity and Business Disruption

Our Operations Rely on Digital Systems and Processes That are Subject to Cyber-Attacks or Other Threats That Could Have a Material Adverse Effect on our Business, Consolidated Results of Operations and Consolidated Financial Condition.

Our operations are dependent on digital technologies and services. We use these technologies and services for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks, both from internal and external threats. Internal threats in cybersecurity are caused by the misuse of access to networks and assets by individuals within the Company by maliciously or negligently disclosing, modifying or deleting sensitive information. Individuals within the Company include current employees, contractors and partners. External threats in cybersecurity are caused by unauthorized parties attempting to gain access to our networks and assets by exploiting security vulnerabilities or through the introduction of malicious code, such as viruses, worms, Trojan horses and ransomware. In response to the risk of cyber-attacks, we regularly review and update processes to prevent unauthorized access to our networks, information technology assets and misuse of data. We provide security awareness training for appropriate employees, and closely manage the information system accounts and privileges of all employees and contractors. We also maintain an up-to-date incident response plan to quickly address cybersecurity incidents. We have experienced unsuccessful cyber-attack attempts to gain unauthorized access to our network. To date, these attacks have not had a material impact on our operations.

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

General Risks

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Marine Products approaches cybersecurity as an enterprise-wide risk and has created a Cybersecurity Risk and Compliance Program that outlines governance programs in place and outlines efforts undertaken to mitigate cyber risks. We have implemented policies and processes designed to detect, prevent, and respond to cybersecurity incidents. To help guide its overall program, the Company uses the Center for Internet Security (CIS) Controls framework to provide best practices for securing IT systems and data. We have implemented a majority of version 8.0 of the CIS Controls which supports a Zero Trust architecture.

The Company has several security policies that are published and accessible to all employees. All these policies are reviewed annually and updated as needed to address emerging risks or gaps in compliance. Marine Products has not experienced a material cybersecurity incident to date. If a material cybersecurity breach occurs, the incident will be reviewed to determine whether further escalation is appropriate. Any incident assessed as potentially being or becoming material will immediately be escalated for further assessment and reported to designated members of our executive leadership team and if deemed necessary, the Board of Directors. We plan to consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and make the final materiality determination regarding disclosure and other compliance decisions. We also plan to keep our independent public accounting firm informed of such incidents as appropriate. While the Company is currently self-insured for cybersecurity risks, we are evaluating a cyber liability insurance policy that may provide coverage for expenses, business losses, business interruption, and fines and penalties associated with a data breach or other similar incident. The Company has a periodic touchpoint with all third-party information technology service providers to identify materials risks from cybersecurity threats.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks see Item 1A Risk Factors of this Annual Report on Form 10-K.

Governance

Role of the Board

The Board is responsible for overseeing overall risk management for the Company, including review and approval of the enterprise risk management approach and processes implemented by management to identify, assess, manage, and mitigate risk, at least annually. The Board has delegated its responsibility for oversight of the Company’s cybersecurity and information security framework and risk management to the Audit Committee. The Audit Committee receives information and updates at least quarterly and actively engages with senior leaders with respect to the effectiveness of the Company’s cybersecurity and information security framework, data privacy, and risk management. In addition, the Audit Committee receives reports summarizing threat detection and mitigation plans, audits of internal controls, training and certification, and other cyber priorities and initiatives, as well as timely updates from senior leaders on material incidents relating to information systems security, including cybersecurity incidents. The Audit Committee includes members with experience in risk management including cybersecurity.

Role of Management

Company management has established a Cybersecurity Governance Committee that is comprised of the Information Technology Manager and senior members of management. The Committee meets periodically to discuss cybersecurity program updates and challenges, watch for potential threats from both external and internal sources, monitor compliance in existing or emerging business practices, and respond to stakeholder inquiries. The Information Technology department is comprised of professionals with extensive expertise and led by its manager with over 20 years of experience in various aspects including cybersecurity. The manager is continuously monitoring trends and stays current with the various cybersecurity threats and related mitigation opportunities. The Company periodically engages a third-party service provider to perform an external vulnerability scan of the Company network to identify known threats and to date no critical vulnerabilities have been identified during these assessments.

Item 2. Properties

Marine Products’ corporate offices are in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $4,300 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30-day notice.

Chaparral owns and maintains approximately 1,284,000 square feet of space utilized for manufacturing, research and development, warehouse, sales office and operations in Nashville, Georgia. In addition, the Company owns 83,000 square feet of manufacturing space in Valdosta, Georgia. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 729,400, research and development — 68,500, warehousing — 446,900, office and other — 122,200.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 20, 2024, there were 34,682,949 shares of common stock outstanding and approximately 6,400 beneficial holders of our Company’s common stock.

Issuer Purchases of Equity Securities

The Company has a stock buyback program initially adopted in 2001 and subsequently amended in 2013 and 2019 that authorized the repurchase of 8,250,000 shares, in the aggregate, in the open market. The Company did not repurchase any shares under this program in 2023 and 2022. There are 1,570,428 shares that remain available for repurchase as of December 31, 2023. The program does not have a predetermined expiration date.

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

The graph below assumes the value of $100.00 invested on December 31, 2018.

	December 31,
Company/Index	2018	2019	2020	2021	2022	2023
	Base Period
Marine Products Corporation Common Stock	100	88	92	81	80	77
Peer Group	100	126	161	228	162	205
Russell 2000 Index	100	123	146	166	131	147

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” in Part I included in this Form 10-K. Discussions of 2022 items and year-to-year comparisons of 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which Item is incorporated herein by reference.

Overview

Consolidated net sales increased slightly in 2023 compared to 2022 due to a 7.3% increase in the average gross selling price per boat due to model mix, partially offset by increased promotional costs and a 4.4% decrease in unit sales to dealers. Management will continue to monitor retail demand among the various segments in the recreational boat market, the actions of our competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and adjust our production levels as deemed appropriate. Gross profit decreased to $90.4 million in 2023, from $93.7 million in 2022 due to higher promotional costs coupled with manufacturing cost inefficiencies as boat demand moderated and dealer orders decreased year-over-year. Operating income decreased to $49.2 million, from $51.8 million in the prior year. Net income increased to $41.7 million, from $40.3 million in the prior year, as higher interest income offset the decline in operating income. Diluted earnings per share was $1.21 in 2023, up from $1.18 in 2022.

Outlook

We believe that the strong retail demand for new recreational boats which began in 2020 with the onset of the COVID-19 pandemic has subsided and has now normalized. In addition, consumers are returning to pre-pandemic routine lifestyles and rising interest rates are contributing to higher costs of boat ownership. Since some buyers of recreational boats finance their purchases, higher interest rates may discourage them from the purchase of a boat. In light of the normalization of demand and higher interest rates, we have reinstituted certain retail incentives and other allowances to attract more consumers to address lower demand compared to the first half of 2023. We have adjusted production levels to more closely align with expected demand.

During the past three model years, Marine Products has produced a smaller number of boat designs than in previous years to increase production efficiency. In addition, the average size of the models the Company is producing has increased in response to evolving retail demand, and this trend is expected to continue. The Company intends to continue its focus on larger boats given this trend, higher associated price points and higher margins.

Due to strong demand across the recreational sector following the COVID-19 pandemic, key materials and components had been in tight supply. Supply chain disruptions and constraints negatively impacted our operations in 2022 and early 2023 including our production volumes and manufacturing inefficiencies, however, these issues have improved and are no longer impacting production.

Our financial results during 2024 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs in light of lower production levels compared to early 2023.

Results of Operations

	Years ended December 31,
	2023	2022	2021
Total number of boats sold	4,139	4,331	4,165
Average gross selling price per boat (in thousands)	$82.4	$76.8	$62.1
Net sales (in thousands)	$383,729	$380,995	$298,014
Gross profit margin percent	23.6%	24.6%	22.9%
Percentage of selling, general and administrative expenses to net sales	11.3%	11.0%	10.7%
Operating income (in thousands)	$49,202	$51,796	$36,392
Warranty expense (in thousands)	$5,829	$5,903	$3,702

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Sales. Marine Products’ net sales increased slightly by $2.7 million or 0.7% in 2023 compared to 2022. The increase was primarily due to a 7.3% increase in the average gross selling price per boat, partially offset by increased promotional costs and a 4.4% decrease in the number of boats sold. Unit sales decreased in most of our Chaparral models as well as many Robalo models during 2023 compared to the prior year. Unit sales during 2023 in comparison to the prior year were negatively impacted by a normalization of demand relative to high post-COVID levels and higher interest rates. Average selling prices increased compared to the prior year primarily due to a favorable model mix partially offset by an increase in retail incentive costs for a new program announced during the fourth quarter of 2023. Domestic net sales were $361.2 million, an increase of 1.7% compared to the prior year. In 2023, international net sales were $22.5 million, a decrease of 12.2% compared to the prior year.

Cost of Goods Sold. Cost of goods sold increased 2.1% in 2023 compared to 2022 due to higher materials and labor costs. As a percentage of net sales, cost of goods sold increased to 76.4% in 2023 compared to 75.4% in 2022 primarily due to higher promotional costs coupled with manufacturing inefficiencies as boat demand moderated and dealer orders decreased in the current year compared to the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million or 3.1% in 2023 compared to 2022. The increase was primarily due to higher non-cash settlement losses recorded of $2.4 million in 2023 compared to $1.2 million in 2022 related to the termination of the defined benefit pension plan. Selling, general and administrative expenses as a percentage of net sales were 11.3% in 2023 compared to 11.0% in 2022. As a percentage of net sales, warranty expense was 1.5% in both 2023 and 2022. The Company incurred lower incentive compensation costs in 2023 compared to 2022 due to lower profitability for the full year. Management expects the reduction in anticipated incentive compensation to be paid to selected non-executive employees described in the Notes to the Consolidated Financial Statements in note titled Commitments and Contingencies, to favorably impact selling, general and administrative expenses for future periods.

Gain on disposition of assets, net for 2023 was $2.0 million due primarily to a $1.8 million gain related to a real estate transaction recorded during the third quarter of 2023.

Interest Income, net. Interest income, net increased to $2.9 million in 2023 compared to $338 thousand in 2022 due to higher cash balances and higher investment yields. Marine Products generated interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, primarily related to fees on the unused portion of the facility.

Income Tax Provision. The income tax provision decreased to $10.4 million in 2023 compared to $11.8 million in 2022. The effective tax rate decreased to 19.9% in 2023 from 22.6% in 2022. The decrease in the 2023 effective tax rate is primarily due to favorable permanent and beneficial discrete adjustments compared to unfavorable permanent and detrimental discrete adjustments in 2022.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $72.0 million at December 31, 2023, $43.2 million at December 31, 2022 and $14.1 million at December 31, 2021. The following table sets forth the historical cash flows for the twelve months ended December 31:

	Years ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$56,846	$49,348	$457
Net cash used for investing activities	(7,871)	(2,500)	(1,248)
Net cash used for financing activities	(20,194)	(17,779)	(16,680)

Cash provided by operating activities in 2023 increased $7.5 million compared to 2022. The net cash provided by operating activities in 2023 includes net income of $41.7 million and an adjustment for a non-cash pension settlement loss of $2.4 million, coupled with a net favorable change in inventory of $11.4 million. These favorable changes are coupled with a net favorable change in other components of our working capital (including accounts receivable less accounts payable and accrued expenses) totaling $1.8 million, partially offset by an unfavorable change in other non-current assets. The net favorable change in inventory during 2023 was primarily due to clearing inventory of partially completed boats as supply chain disruptions of critical components improved during 2023 in comparison to the prior year. The net favorable change in other components of our working capital was primarily a result of a decrease in accounts receivable of $2.9 million consistent with a decrease in sales during the fourth quarter of 2023, partially offset by a net decrease in accounts payable and accrued expenses consistent with the decline in production levels during the fourth quarter of 2023 compared to the same period in the period year. The net unfavorable change in other non-current assets is due primarily to an employer contribution of $4.0 million during 2023 to the supplemental retirement plan.

Cash used for investing activities in 2023 increased $5.4 million in comparison to the same period in 2022 due to higher capital expenditures including transportation equipment and warehouse space partially offset by proceeds from sale of assets.

Cash used for financing activities in 2023 increased $2.4 million compared to 2022 primarily due to increased dividends paid to common shareholders, coupled with an increase in the cost of stock repurchases related to the vesting of restricted shares.

Cash Requirements

Management expects that capital expenditures during 2024 will be approximately $5.0 million.

The Company participated in a multiple employer Retirement Income Plan (“Plan” ), sponsored by RPC. During 2023, the Plan was fully terminated through a liquidation of the assets held in a trust.

On January 23, 2024, the Board of Directors approved a quarterly cash dividend of $0.14 per common share payable March 11, 2024 to stockholders of record at the close of business on February 9, 2024. Subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

Effective October 1, 2023, the Company began recording short-term cash incentive compensation expense to selected employees in an annual amount equal to nine percent of pre-tax profit (PTP incentive), defined as pretax income before goodwill adjustments and certain allocated corporate expenses. Through the third quarter of 2023, this PTP incentive was 16% in the aggregate per year and was subject to either a contractual arrangement or a discretionary determination. The PTP incentive under a contractual agreement with one employee, in the amount of seven percent per year, was discontinued as of September 30, 2023. Management expects this reduction to continue to favorably impact operating cash flow in future periods.

The Company has a stock buyback program initially adopted in 2001 and subsequently amended in 2013 and 2019 that authorizes the aggregate repurchase of 8,250,000 shares in the open market. The Company did not repurchase any shares under this program in 2023 and 2022. There are 1,570,428 shares that remain available for repurchase as of December 31, 2023. The program does not have a predetermined expiration date.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a qualifying dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company had no material repurchases of dealer inventory in 2023 and 2022. See further information regarding repurchase obligations in note titled Commitments and Contingencies in the Notes of the Consolidated Financial Statements.

The Company believes that the liquidity provided by existing cash, cash equivalents, its overall strong capitalization, cash generated by operations and the Company’s ability to sell up to approximately $150 million in shares of its common stock under the Company’s shelf registration statement will be sufficient to meet the Company’s requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. The Company also has a revolving line of credit facility to increase its flexibility for managing its investment in its working capital or for funding other purposes.

The revolving credit agreement with Truist Bank provides a credit facility of $20.0 million which is scheduled to mature on November 12, 2026. The facility includes (i) a $5 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35 million and adjusted EBITDA (as calculated under the Credit Agreement) over the most recently completed twelve-month period. The revolving credit facility includes a full and unconditional guarantee by the Company and its consolidated domestic subsidiaries and is subject to certain financial and other customary covenants. As of December 31, 2023, the Company had no outstanding borrowings under the revolving credit agreement.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, amounts related to the usage of corporate aircraft and other long-term liabilities. For additional information with respect to MPC’s contractual obligations, see notes titled Notes Payable to Banks and Leases in the Notes of the Consolidated Financial Statements.

Fair Value Measurements

The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. The Supplemental Executive Retirement Plan (“SERP”) investments are measured at net asset value, which is computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or net asset values calculated by the investment fund which are not publicly available.

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of their boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition, subject to normal wear and tear, in exchange for the Company’s assumption of the debt obligation on those boats, as contractually defined by each lender. The Company had no material repurchases of dealer inventory under contractual agreements during 2023 and 2022.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2023, the Company believes the fair value of its guarantee liability is immaterial. See further information regarding repurchase obligations in note titled Commitments and Contingencies in the Notes of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $18.9 million as of December 31, 2023. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $7.7 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $26.6 million as of December 31, 2023. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

See note titled Related Party Transactions in the Notes of the Consolidated Financial Statements for a description of related party transactions.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. Senior management has discussed the development, selection and disclosure of its critical accounting policies that require significant judgments or estimates with the Audit Committee of our Board of Directors. The Company believes that of its significant accounting policies and estimates, the following may involve a higher degree of judgment and complexity.

Sales incentives and discounts

The Company sells its boats through its network of independent dealers and recognizes revenues from contracts with its customers based on the consideration received in exchange for the goods sold. The Company records incentives as a reduction of sales. Using historical trends and management estimates, adjusted for current changes, the Company estimates the amount of incentives that will be paid in the future on boats sold and accrues an estimated liability. The Company offers various incentives that promote sales to dealers and, to a lesser extent, retail customers. These incentives are designed to encourage timely replenishment of dealer inventories after peak selling seasons, stabilize manufacturing volumes throughout the year, and improve production model mix. The dealer incentive programs are a combination of annual volume commitment discounts, and additional discounts at time of invoice for those dealers who do not finance their inventory through specified floor plan financing agreements. The annual dealer volume discounts are primarily based on July 1 through June 30 model year purchases. In addition, the Company offers at various times other time-specific or model-specific incentives.

The factors that complicate estimating the cost of incentives are the ability to estimate incentive payments of the Company, the volume and timing of inventory financed by specific dealers, and the notification of boats sold subject to certain incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and adjusts recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 7.3% in 2023, 5.6% in 2022, and 5.8% in 2021. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2023 would have increased or decreased net sales, gross margin and operating income by approximately $0.9 million.

Warranty costs

The Company records as part of selling, general and administrative expenses an experience-based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. Additionally, we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements. Our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, manufacturing defects or issues, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.5% in 2023, 1.5% in 2022 and 1.2% in 2021. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2023 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.4 million.

Impact of Recent Accounting Pronouncements:

See note titled Significant Accounting Policies in the Notes of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit agreement. As of December 31, 2023, there were no outstanding interest-bearing advances under our credit facility which bore interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2023 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2023.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2023, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 28.

/s/ Ben M. Palmer	/s/ Michael L. Schmit
Ben M. Palmer	Michael L. Schmit
President and Chief Executive Officer	Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

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

February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.

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

Our audit procedures related to this matter included the following, among others.

●	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s warranty liability estimation process. For example, we tested controls over the projected future warranty claims and the verification of the completeness and accuracy of the information used in developing the warranty liability.
●	We tested the process used to develop the estimate using information related to recent production trends and the historical experience of the Company.
●	We compared the Company’s prior year warranty liability related to anticipated claims in the current year to actual claims paid in the current year to evaluate the historical accuracy of the Company’s estimate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

February 28, 2024

CONSOLIDATED BALANCE SHEETS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except share information)

December 31,	2023	2022
ASSETS
Cash and cash equivalents	$71,952	$43,171
Accounts receivable, net of allowance for credit losses of $11 in 2023 and $12 in 2022	2,475	5,340
Inventories	61,611	73,015
Income taxes receivable	361	28
Pension plan assets	—	356
Prepaid expenses and other current assets	2,847	3,088
Total current assets	139,246	124,998
Property, plant and equipment, net of accumulated depreciation of $32,789 in 2023 and $33,055 in 2022	22,456	14,965
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	8,590	6,027
Retirement plan assets	15,379	9,881
Other assets	4,358	4,071
Total assets	$193,802	$163,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,071	$8,250
Accrued expenses and other liabilities	16,496	15,340
Total current liabilities	22,567	23,590
Retirement plan liabilities	17,998	14,440
Other long-term liabilities	1,649	1,304
Total liabilities	42,214	39,334
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,466,726 shares in 2023 and 34,217,582 shares in 2022	3,447	3,422
Capital in excess of par value	—	—
Retained earnings	148,141	122,954
Accumulated other comprehensive loss	—	(1,995)
Total stockholders’ equity	151,588	124,381
Total liabilities and stockholders’ equity	$193,802	$163,715

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except per share data)

Year ended December 31,	2023	2022	2021
Net sales	$383,729	$380,995	$298,014
Cost of goods sold	293,350	287,278	229,742
Gross profit	90,379	93,717	68,272
Selling, general and administrative expenses	43,213	41,921	31,880
Gain on disposition of assets, net	(2,036)	—	—
Operating income	49,202	51,796	36,392
Interest income, net	2,860	338	16
Income before income taxes	52,062	52,134	36,408
Income tax provision	10,367	11,787	7,382
Net income	$41,695	$40,347	$29,026

Earnings per share
Basic	$1.21	$1.18	$0.85
Diluted	1.21	1.18	0.85

Dividends paid per share	$0.56	$0.50	$0.46

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Year ended December 31,	2023	2022	2021
Net income	$41,695	$40,347	$29,026
Other comprehensive income, net of taxes:
Pension adjustment	1,995	581	(629)
Comprehensive income	$43,690	$40,928	$28,397

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2020	33,869	$3,387	$—	$83,079	$(1,947)	$84,519
Stock issued for stock incentive plans, net	188	18	2,271		—	2,289
Stock purchased and retired	(64)	(6)	(2,271)	1,226	—	(1,051)
Net income	—	—	—	29,026	—	29,026
Pension adjustment, net of taxes	—	—	—	—	(629)	(629)
Dividends	—	—	—	(15,629)	—	(15,629)
Balance, December 31, 2021	33,993	$3,399	$—	$97,702	$(2,576)	$98,525
Stock issued for stock incentive plans, net	285	29	2,678	—	—	2,707
Stock purchased and retired	(60)	(6)	(2,678)	1,982	—	(702)
Net income	—	—	—	40,347	—	40,347
Pension adjustment, net of taxes	—	—	—	—	581	581
Dividends	—	—	—	(17,077)	—	(17,077)
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381
Stock issued for stock incentive plans, net	318	32	3,679	—	—	3,711
Stock purchased and retired	(69)	(7)	(3,679)	2,776	—	(910)
Net income	—	—	—	41,695	—	41,695
Pension adjustment, net of taxes	—	—	—	—	1,995	1,995
Dividends	—	—	—	(19,284)	—	(19,284)
Balance, December 31, 2023	34,467	$3,447	$—	$148,141	$—	$151,588

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Year ended December 31,	2023	2022	2021
OPERATING ACTIVITIES
Net income	$41,695	$40,347	$29,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,416	1,905	1,816
Stock-based compensation expense	3,711	2,707	2,289
Gain on disposition of assets, net	(2,036)	—	—
Deferred income tax benefit	(3,126)	(1,798)	(140)
Pension settlement loss	2,363	1,180	—
(Increase) decrease in assets:
Accounts receivable	2,865	(2,078)	1,444
Income taxes receivable	(333)	(18)	(10)
Inventories	11,404	246	(30,951)
Prepaid expenses and other current assets	792	(614)	(527)
Other non-current assets	(5,658)	2,675	(1,889)
Increase (decrease) in liabilities:
Accounts payable	(2,179)	1,479	692
Accrued expenses and other liabilities	1,130	4,042	(4,287)
Other long-term liabilities	3,802	(725)	2,994
Net cash provided by operating activities	56,846	49,348	457

INVESTING ACTIVITIES
Capital expenditures	(10,174)	(2,500)	(1,248)
Proceeds from sale of assets	2,303	—	—
Net cash used for investing activities	(7,871)	(2,500)	(1,248)

FINANCING ACTIVITIES
Payment of dividends	(19,284)	(17,077)	(15,629)
Cash paid for common stock purchased and retired	(910)	(702)	(1,051)
Net cash used for financing activities	(20,194)	(17,779)	(16,680)

Net increase (decrease) in cash and cash equivalents	28,781	29,069	(17,471)
Cash and cash equivalents at beginning of period	43,171	14,102	31,573
Cash and cash equivalents at end of period	$71,952	$43,171	$14,102

Supplemental information:
Income tax payments, net	$13,911	$13,022	$7,493

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

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

The Company has one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer accounted for 10% or more of net sales during 2023, 2022 or 2021. Net sales to the Company’s international dealers were approximately $22.5 million in 2023, $25.6 million in 2022, and $15.9 million in 2021.

Common Stock

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

Preferred Stock

Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2023, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, and exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Sales Recognition

Marine Products recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the goods sold. See note titled Net Sales for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. The Company had prepaid expenses related to unamortized product brochure costs of $117 thousand as of December 31, 2023 and $194 thousand as of December 31, 2022. Advertising expenses totaled approximately $2.3 million in 2023, $2.1 million in 2022 and $1.6 million in 2021 and are recorded in selling, general and administrative expenses.

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

Accounts Receivable

The majority of the Company’s accounts receivable is due from dealers located in markets throughout the United States. Approximately 71% of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their show room or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its credit loss allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles

Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2023 and 2022. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its indefinite – lived trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2023, 2022 and 2021.

Investments

The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See note titled Employee Benefit Plans for further information regarding these securities.

Warranty Costs

The Company provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferable. Additionally, as it relates to the first subsequent owner, a five-year transferable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer. The Company accrues estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	2023	2022
Balance at beginning of year	$5,699	$4,641
Less: Payments made during the year	(4,450)	(4,845)
Add: Warranty provision for the current year	5,864	5,737
Changes to warranty provision for prior years	(35)	166
Balance at end of year	$7,078	$5,699

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

Research and Development Costs

The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $757 thousand in 2023, $437 thousand in 2022, and $776 thousand in 2021.

Repurchase Obligations

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

Years ended December 31, 2023, 2022 and 2021

valuation allowance against the carrying value of deferred tax assets if the Company concludes that it is more likely than not that the asset will not be realized through future taxable income.

Leases

The Company determines at contract inception, if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company has elected not to separate non-lease components from lease components for its leases. Variable lease payments are recognized as expenses when incurred.

Retirement Income Plan (“Plan”)

Marine Products participated in a multiemployer Retirement Income Plan (“Plan”), trusteed retirement income plan sponsored by RPC, Inc. (“RPC”) that provided monthly benefits to its participants based on the various provisions contained therein. The Company initiated actions to terminate the Plan in 2021, and it was fully terminated in 2023. See note titled Employee Benefit Plans for details on the termination and related settlement.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See note titled Employee Benefit Plans for additional information.

Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See note titled Employee Benefit Plans for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(in thousands)	2023	2022	2021
Net income available for stockholders:	$41,695	$40,347	$29,026
Less: Adjustments for earnings attributable to participating securities	(999)	(858)	(566)
Net income used in calculating earnings per share	$40,696	$39,489	$28,460

Weighted average shares outstanding (including participating securities)	34,443	34,183	33,984
Adjustment for participating securities	(834)	(743)	(672)
Shares used in calculating basic and diluted earnings per share	33,609	33,440	33,312

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities, held in the non-qualified Supplemental Executive Retirement Plan (“SERP”), are classified as trading securities. All of these securities are carried at fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

in the accompanying consolidated balance sheets. See note titled Fair Value Measurements for further information regarding the fair value measurement of assets and liabilities.

Concentration of Suppliers

The Company has three suppliers for the three types of engines it purchases. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued the following Accounting Standards Updates (“ASU”s):

Recently Adopted Accounting Standards

ASU No. 2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU require that at the acquisition date, an acquirer needs to recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The Company adopted these provisions in the first quarter of 2023 prospectively to future business combinations and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

ASU No. 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require an entity to disclose the title and position of the Chief Operating Decision Maker (CODM) and the significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. These amendments are effective for annual disclosures beginning in 2024 and interim disclosures beginning in the first quarter of 2025, with early adoption permitted. These amendments are effective retrospectively to all prior periods presented in the financial statements. The Company has one reportable segment and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

ASU No. 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to include consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. These amendments are effective for annual disclosures beginning in 2025, with early adoption permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

NOTE 2: NET SALES

Accounting Policy

MPC’s contract revenues are generated principally from selling: (1) fiberglass motorized boats and accessories and (2) parts to independent dealers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occurs with the transfer of the title of our boats, accessories, and parts to our dealers. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties (see note titled Significant Accounting Policies). Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Nature of goods

MPC’s performance obligations within its contracts consist of: (1) boats and accessories and (2) parts. The Company transfers control and recognizes revenue on the satisfaction of its performance obligations (point in time) as follows:

●	Boats and accessories (domestic sales) — upon delivery and acceptance by the dealer.
●	Boats and accessories (international sales) — upon delivery to shipping port.
●	Parts — upon shipment/delivery to carrier.

Payment terms

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

Disaggregation of revenues

The following table disaggregates our sales by major source:

(in thousands)	2023	2022	2021
Boats and accessories	$378,321	$375,912	$293,312
Parts	5,408	5,083	4,702
Net sales	$383,729	$380,995	$298,014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

The following table disaggregates our revenues between domestic and international:

(in thousands)	2023	2022	2021
Domestic	$361,221	$355,371	$282,117
International	22,508	25,624	15,897
Net sales	$383,729	$380,995	$298,014

Contract balances

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the consolidated balance sheets.

(in thousands)	2023	2022
Deferred revenue	$654	$1,989

Substantially all of the amounts of deferred revenue as of December 31, 2023 and December 31, 2022 were or will be recognized as sales during the immediately following quarters, when control is transferred.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

December 31,	2023	2022
(in thousands)
Trade receivables	$1,348	$4,047
Other	1,138	1,305
Total	2,486	5,352
Less: allowance for credit losses	(11)	(12)
Net accounts receivable	$2,475	$5,340

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of rebate receivables from various suppliers in 2023 and 2022. Changes in the Company’s allowance for credit losses are disclosed in Schedule II Valuation and Qualifying Accounts.

NOTE 4: INVENTORIES

Inventories consist of the following:

December 31,	2023	2022
(in thousands)
Raw materials and supplies	$40,340	$37,210
Work in process	10,601	14,190
Finished goods	10,670	21,615
Total inventories	$61,611	$73,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

	Estimated
December 31,	Useful Lives	2023	2022
(in thousands)
Land	N/A	$1,024	$895
Buildings	7-40	26,069	21,567
Operating equipment and property	3-15	15,872	14,292
Furniture and fixtures	5-7	3,290	2,991
Vehicles	5-10	8,990	8,275
Gross property, plant and equipment		55,245	48,020
Less: accumulated depreciation		(32,789)	(33,055)
Net property, plant and equipment		$22,456	$14,965

Depreciation expense was $2.4 million in 2023, $1.9 million in 2022 and $1.8 million in 2021. The Company’s accounts payable for purchases of property and equipment was immaterial as of December 31, 2023, December 31, 2022 and December 31, 2021.

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

December 31,	2023	2022
(in thousands)
Accrued payroll and related expenses	$2,591	$3,753
Accrued sales incentives and discounts	4,517	2,485
Accrued warranty costs	7,078	5,699
Deferred revenue	654	1,989
Income taxes payable	—	342
Other	1,656	1,072
Total accrued expenses and other liabilities	$16,496	$15,340

NOTE 7: NOTES PAYABLE TO BANKS

On November 12, 2021, the Company entered into a revolving credit agreement with Truist Bank which provides a credit facility of $20.0 million. The facility includes (i) a $5.0 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35.0 million and adjusted EBITDA (as calculated under the Credit Agreement) over the most recently completed twelve-month period. The facility is secured by a first priority security interest in and lien on substantially all personal property of MPC and the guarantors including, without limitation, certain assets owned by the Company. The facility is scheduled to mature on November 12, 2026.

Effective July 1, 2023, revolving borrowings under the facility accrue interest at a rate equal to Term Secured Overnight Financing Rate (“SOFR”) plus the applicable percentage, as defined. During the second quarter of 2023, the Company was notified by Truist Bank that SOFR replaced LIBOR for all borrowings under the facility. The new applicable percentage is between 150 and 250 basis points for all loans based on MPC’s net leverage ratio plus a SOFR adjustment of 11.45 basis points. In addition, the Company pays facility fees under the agreement ranging from 25 to 45 basis points, based on MPC’s net leverage ratio, on the unused revolving commitment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined at the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of December 31, 2023 and 2022, the Company was in compliance with these covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand in 2021. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of non-current other assets. As of December 31, 2023 and 2022, MPC had no outstanding borrowings under the revolving credit facility.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $90 thousand in 2023, $90 thousand in 2022 and $10 thousand in 2021. Interest paid was $76 thousand in 2023 and $32 thousand in 2022 and none was paid in 2021.

NOTE 8: INCOME TAXES

The following table lists the components of the provision for income taxes:

(in thousands)	2023	2022	2021
Current provision:
Federal	$12,384	$12,225	$7,176
State	1,109	1,360	346
Deferred (benefit) provision:
Federal	(3,047)	(1,687)	(248)
State	(79)	(111)	108
Total income tax provision	$10,367	$11,787	$7,382

A reconciliation between the federal statutory rate and Marine Products’ effective tax rate is as follows:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.2	1.3	0.9
Research and experimentation credit	(1.3)	(0.7)	(0.9)
Non-deductible expenses	(0.7)	0.3	(0.8)
Change in contingencies	0.5	0.8	0.4
Adjustments related to vesting of restricted stock	(0.1)	(0.1)	(1.0)
Other	(0.7)	—	0.7
Effective tax rate	19.9%	22.6%	20.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2023	2022
(in thousands)
Deferred tax assets:
Warranty costs	$1,557	$1,254
Sales incentives and discounts	570	110
Stock-based compensation	824	866
Long-term retirement plan	3,960	3,099
Capitalized research and development	2,900	1,300
All others, net	465	490
Total deferred tax assets	10,276	7,119
Deferred tax liabilities:
Depreciation and amortization expense	(1,686)	(1,092)
Net deferred tax assets	$8,590	$6,027

Total net income tax payments were $13.9 million in 2023, $13.0 million in 2022, and $7.5 million in 2021. As of December 31, 2023, the Company had net operating loss carryforwards related to state income taxes of approximately $1.2 million (gross) that will expire in 2034. The Company does not have a valuation allowance related to net operating loss carryforwards due to implemented tax planning strategies.

The Company’s policy is to record interest and penalties related to income tax matters as part of income tax expense. Accrued interest and penalties were immaterial as of December 31, 2023 and 2022.

During 2023, the Company recognized an increase in its liability for unrecognized tax benefits related primarily to prior year positions and recorded it as part of other long-term liabilities on the consolidated balance sheet. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2023	2022
Balance at beginning of the year	$1,058	$539
Additions based on tax positions related to the current year	236	393
Additions for tax positions of prior years	55	126
Balance at end of the year	$1,349	$1,058

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

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2020 through 2022 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of changes related to the pension plan for the years ended December 31, 2023 and 2022 as follows:

(in thousands)	2023	2022
Balance at beginning of the year	$(1,995)	$(2,576)
Change during the year:
Before-tax amount	2,536	632
Tax benefit	(558)	(139)
Reclassification adjustment, net of taxes
Amortization of net loss	17	88
Total activity in the year	1,995	581
Balance at end of the year	$—	$(1,995)

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

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. There are no available-for-sale securities held as of December 31, 2023 and 2022. Trading securities are comprised of SERP assets, as described in note titled Employee Benefit Plans, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company. The expected holding period for these assets measured at net asset value is unknown. Trading securities were valued at $15.4 million as of December 31, 2023 and $9.9 million as of December 31, 2022. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the years ended December 31, 2023 and 2022, there were no significant transfers in or out of levels 1, 2 or 3.

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Lawsuits

The Company is a defendant in certain lawsuits which allege that plaintiffs have been injured or incurred damages as a result of the use of the Company’s products. The Company is vigorously contesting these actions. Management, after consultation with legal counsel, is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of Marine Products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Dealer Floor Plan Financing

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party floor plan lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition, subject to normal wear and tear, in exchange for the Company’s assumption of the debt obligation on those boats, as contractually defined by each lender. The Company had no material repurchases of dealer inventory under contractual agreements during 2023 and 2022 as a result of dealer defaults.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $18.9 million as of December 31, 2023. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $7.7 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $26.6 million as of December 31, 2023. This repurchase obligation risk is mitigated by the value of any boats repurchased.

Income Taxes

The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for these probable assessments and totaled approximately $1.3 million as of December 31, 2023 compared to $1.1 million as of December 31, 2022.

Short-term Cash Incentive Compensation

In addition to recording discretionary Short-term Cash Incentive (STCI) compensation expense for executive officers, STCI expense has been recorded for four non-executive employees based on a percentage of Pre-Tax Profit (PTP incentive), defined as pretax income before goodwill adjustments and certain allocated corporate expenses. During 2021 and through the third quarter of 2023, this PTP incentive was 16% in the aggregate per year and was subject to either a contractual arrangement or a discretionary determination. The PTP incentive under a contractual agreement with one employee, in the amount of seven percent per year, was discontinued as of September 30, 2023. As a result, effective October 1, 2023, the PTP incentive, subject to a discretionary determination, will be nine percent in the aggregate per year for three employees.

Total STCI expense for the reported years was as follows:

(in thousands)	2023	2022	2021
STCI expense	$10,651	$12,039	$8,535

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

NOTE 12: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan  - The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The liabilities related to these deferrals are recognized as Retirement plan liabilities on the Consolidated Balance Sheets. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them for another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $8.5 million as of December 31, 2023 and $7.1 million as of December 31, 2022. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance underwriter, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+ in 2023.

The Company classifies the SERP assets as trading securities as described in note titled Significant Accounting Policies. The fair value of these assets totaled $15.4 million as of December 31, 2023 and $9.9 million as of December 31, 2022. The SERP assets are reported in retirement plan assets on the consolidated balance sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the consolidated statements of operations. Trading gains (losses) related to the SERP assets totaled $1.5 million in 2023, $(2.4 million) in 2022 and $1.6 million in 2021.

The SERP liabilities include participant deferrals net of distributions and are stated at a fair value of $18.0 million as of December 31, 2023 and $14.4 million as of December 31, 2022. The SERP liabilities are reported on the consolidated balance sheets in retirement plan liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized gains (losses) of $1.8 million in 2023, and $(2.3 million) in 2022 and $1.6 million in 2021.

Retirement Income Plan (“Plan”) — The Company initiated actions to terminate the Plan in 2021 and it was fully terminated in 2023. As part of termination, the Company settled its participant liabilities in one of the following ways – (i) through a lump-sum settlement at the election of the participants; or (ii) transfer to a commercial annuity provider or a government agency. The Company funded this transfer through the liquidation of investments in the Plan assets. The Company recognized a pre-tax, non-cash settlement charge of $2.4 million during 2023, which represents the accelerated recognition of net actuarial loss that was previously recorded in accumulated other comprehensive loss (net of tax) and deferred taxes (tax effect). In addition, RPC utilized funds related to the Company’s plan assets to settle its participant liabilities, since it was a multiemployer Plan. See note titled Related Party Transactions for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

December 31,	2023	2022
(in thousands)
Accumulated benefit obligation at end of year	$—	$3,146

Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,146	$5,832
Service cost	—	—
Interest cost	5	133
Actuarial loss	(243)	(1,045)
Benefits paid	(131)	(322)
Settlement	(2,777)	(1,452)
Projected benefit obligation at end of year	$—	$3,146
Change in plan assets:
Fair value of plan assets at beginning of year	$3,502	$6,870
Actual return on plan assets	(70)	(1,594)
Benefits paid	(131)	(322)
Transfer of assets	(524)	—
Settlement	(2,777)	(1,452)
Fair value of plan assets at end of year	$—	$3,502
Funded status at end of year	$—	$356

The accumulated benefit obligation for the Plan as of December 31, 2023 and 2022 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan. The funded status of the Plan was recorded as Pension plan assets in the current assets section of the Consolidated Balance sheets as of December 31, 2022.

December 31,	2023	2022
(in thousands)
Amounts (pre-tax) recognized in accumulated other comprehensive loss consist of:
Net loss	$—	$2,558
Prior service cost (credit)	—	—
	$—	$2,558

The components of net periodic benefit cost of the Plan are summarized as follows:

(in thousands)	2023	2022	2021

Service cost for benefits earned during the period	$—	$—	$—
Interest cost	5	133	147
Expected return on plan assets	—	—	(289)
Amortization of net losses	22	113	73
Settlement loss	2,363	1,180	—
Net periodic cost	$2,390	$1,426	$(69)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

(in thousands)	2023	2022	2021
Net loss (gain)	$(173)	$549	$879
Amortization of net loss	(22)	(113)	(73)
Settlement loss	(2,363)	(1,180)	—
Amount recognized in accumulated other comprehensive income (loss)	$(2,558)	$(744)	$806

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2023	2022	2021
Projected benefit obligation:
Discount rate	(1)	(1)	(1)
Rate of compensation increase	—	N/A	N/A
Net benefit cost:
Discount rate	—	(1)	2.70%
Expected return on plan assets	—	—	4.00%
Rate of compensation increase	—	N/A	N/A

(1) As of December 31, 2023, there was no liability in the Plan and therefore, a discount rate does not apply. Projected benefit obligation as of December 31, 2022, and December 31, 2021 reflects termination of the Plan and is calculated based on various assumptions in accordance with the Plan agreement.

The Plan’s weighted average asset allocation at December 31, 2022 by asset category was as follows:

Percentage of
Plan Assets as of
December 31,
Asset Category	2022
Cash and Cash Equivalents	3.7%
Fixed Income Securities	96.3
Total	100.0%

The following tables present our Plan assets using the fair value hierarchy as of December 31, 2022. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See note titled Fair Value Measurements for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2022:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$129	$129	$—
Fixed Income Securities	(2)	3,373	—	3,373
Total Assets in the Fair Value Hierarchy		$3,502	$129	$3,373

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades. Subsequent to December 31, 2022, these securities were liquidated to fund the annuity purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

401(k) Plan — Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. Effective January 1, 2019, the Company began matching 100% of employee contributions for each dollar of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation, and 50% for each dollar of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the Company’s contributions after two years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were $1.2 million in 2023, $1.2 million in 2022 and $1.0 million in 2021.

Stock Incentive Plan — The Company reserved 3,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of ten years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2023, there were 777,199 shares available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was approximately $3.7 million ($2.9 million after tax) for 2023, $2.7 million ($2.1 million after tax) for 2022, and $2.3 million ($1.8 million after tax) for 2021.

We have not issued any stock options since 2003 and have no immediate plans to issue additional stock options.

Restricted Stock — Marine Products grants selected employees and directors time lapse restricted stock that vest after a certain stipulated number of years from the grant date in the case of employees and that vest immediately for non-employee directors, depending on the terms of the issue. The time lapse restricted shares granted by the Company in 2023 to employees will vest ratably over a period of four years and the shares granted in 2022 will vest ratably over a period of five years. Prior to 2022, the time lapse restricted shares vested one-fifth per year beginning on the second anniversary of the grant date. During these years, grantees receive all dividends declared and retain voting rights for the shares.

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

In the first quarter of 2023, the Company issued time-lapse restricted shares to certain employees that will vest ratably over a period of four years. In addition, the Company granted performance share unit awards to its executive officers that vest based on the achievement of pre-established performance targets. The awards will be issued at different levels based on the performance achieved with a cliff vesting at the end of calendar year 2025. The Company evaluated the portions of the awards that are probable to vest and accordingly has accrued estimated compensation expense equal to 100% of the target awards.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2023:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2023	764,170	$14.15
Granted	318,348	13.25
Vested	(243,468)	14.16
Non-vested shares at December 31, 2023	839,050	$13.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2022:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2022	671,370	$14.70
Granted	311,703	11.61
Vested	(193,403)	11.96
Forfeited	(25,500)	14.11
Non-vested shares at December 31, 2022	764,170	$14.15

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $13.25 in 2023, $11.61 in 2022 and $16.55 in 2021. The total fair value of shares vested was approximately $3.2 million in 2023, $2.2 million in 2022 and $3.2 million in 2021. The above table does not include any activity related to performance share unit awards since they are not currently issued or vested.

For the year ending December 31, 2023 approximately $57 thousand of excess tax benefits for stock-based compensation awards were recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $68 thousand for the year ending December 31, 2022.

Other Information — As of December 31, 2023 total unrecognized compensation cost related to non-vested restricted shares was approximately $7.7 million which is expected to be recognized over a weighted-average period of 2.7 years.

NOTE 13: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, the Company and RPC entered into various agreements that define the companies’ relationship after the spin-off.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration and acquisition assistance, to Marine Products until the agreement is terminated by either party. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $1.1 million in 2023, $0.9 million in 2022 and $0.9 million in 2021. The Company’s payable to RPC for these services was $120 thousand as of December 31, 2023 and $26 thousand as of December 31, 2022. In addition, the Company was owed $524 thousand from RPC, for using Marine Products’ assets in the Plan to settle its participant liabilities. Of the total amounts owed, RPC reimbursed the Company $482 thousand during 2023. All of the Company’s directors are also directors of RPC and the Company’s executive officers are employees of both the Company and RPC.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase was funded primarily by a $2.6 million contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs for the corporate aircraft comprised of rent and an allocable share of fixed costs of approximately $160 thousand for each year in 2023, 2022 and 2021. The Company has a payable to 255 RC LLC of $1.8 million as of December 31, 2023 and $1.6 million as of December 31, 2022. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2023, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings was approximately $639 thousand.

A group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

NOTE 14: LEASES

The Company recognizes leases with a duration greater than 12 months on the balance sheet with a Right-Of-Use (“ROU”) asset and liability at the present value of lease payments over the term. Renewal options are factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. ROU assets exclude lessor incentives received. The Company’s lease population consists primarily of office equipment. During the year ended December 31, 2023, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

The Company does not have any finance leases. As of December 31, 2023, the Company had no operating leases that had not yet commenced.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

		December 31,
(in thousands)	Classification on Consolidated Balance Sheet	2023	2022
Assets:
Operating lease right-of-use assets	Other assets	$295	$239

Liabilities:
Current portion of operating lease liabilities	Accrued expenses and other liabilities	$77	$57
Long-term operating lease liabilities	Other long-term liabilities	220	180
Total lease liabilities		$297	$237

Lease Costs:

The components of lease expense are included in selling, general and administrative expenses in the consolidated statements of operations as disclosed below:

(in thousands)	2023	2022
Operating lease cost	$93	$59
Short-term lease cost	—	—
Variable Lease Cost	3	—
Total lease cost	$96	$59

Other information:

As of December 31,	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$77	$55
ROU assets obtained in exchange for operating lease liabilities (in thousands)	127	222
Weighted average remaining lease term — operating leases (years)	3.7	4.2
Weighted average discount rate — operating leases	4.85%	4.97%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Lease Commitments:

Maturity of lease liabilities - Operating Leases:

As of December 31,	2023	2022
(in thousands)
2023	$—	$68
2024	89	58
2025	88	56
2026	85	55
2027	55	26
2028	6	—
Total lease payments	323	263
Less: Amounts representing interest	(26)	(26)
Present value of lease liabilities	$297	$237

The Company is party to an operating lease as the lessor for certain real estate leased to a third party with an initial term of 36 months that was renewed in 2022 for an additional 36 months. The lease requires fixed monthly payments and does not contain clauses for future rent escalations or renewal options. There are no terms and conditions under which the lessee has the option to purchase this asset. As of December 31, 2023, projected future lease income on this lease totaled $300 thousand scheduled to be received as follows: 2024 — $240 thousand and 2025 — $60 thousand. The Company recorded rental income of $240 thousand in 2023, $239 thousand in 2022 and $236 thousand in 2021 that is recorded as part of selling, general and administrative expenses on the consolidated statements of operations.

During 2023, the Company entered into a lease agreement related to a warehouse as a lessor for a period of less than a year that provided the lessee with an option to purchase the asset at the end of the lease term. The consideration included required weekly payments with a purchase price of $2.0 million less lease payments. The lessee was reasonably certain to exercise this purchase option and therefore, the Company concluded that the agreement qualified to be a sales type lease. As part of this transaction, the Company recognized a gain of approximately $1.8 million which has been reported as part of Gain on disposition of assets, net on the Consolidated Statement of Operations. The purchase option was exercised in December 2023.

NOTE 15: SUBSEQUENT EVENT

On January 23, 2024, the Board of Directors declared a regular cash dividend of $0.14 per share payable March 11, 2024 to stockholders of record at the close of business on February 9, 2024.

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

As of the end of the period covered by this report, December 31, 2023 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 27 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2023 and issued a report thereon which is included on page 28 of this report.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, director nominees and executive officers will be included in the Marine Products Proxy Statement for its 2024 Annual Meeting of Stockholders, in the sections titled Information Regarding Director Nominees, Continuing Directors and Executive Officers.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2024 Annual Meeting of Stockholders, in the section titled “Board of Directors and Corporate Governance, Meetings and Committees of the Board of Directors — Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2024 Annual Meeting of Stockholders, in the sections titled “Human Capital Management and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Human Capital Management and Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management, and all directors and executive officers as a group, will be included in the Marine Products Proxy Statement for its 2024 Annual Meeting of Stockholders in the section titled “Stock Ownership of Certain Beneficial Owners and Management.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2023.

(C)
Number of Securities
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Securities To	Weighted Average	Equity Compensation
	Be Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by security holders	—	$—	777,199	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	777,199

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See note titled Employee Benefit Plans for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2024 Annual Meeting of Stockholders, in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2024 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Audit Matters — Independent Registered Public Accounting Firm” in the Marine Products Proxy Statement for its 2024 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

21	Subsidiaries of Marine Products Corporation (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008).
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer
97.1	Policy relating to recovery of erroneously awarded compensation

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit
Number	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation

/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben M. Palmer	President and Chief Executive Officer	February 28, 2024
Ben M. Palmer	(Principal Executive Officer)

/s/ Michael L. Schmit	Vice President, Chief Financial Officer and Corporate Secretary	February 28, 2024
Michael L. Schmit	(Principal Financial and Accounting Officer)

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
February 28, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES (in thousands of dollars)

	For the years ended December 31, 2023, 2022 and 2021
	Balance at	Charged to	Net	Balance
	Beginning	Costs and	(Write-Offs)/	at End of
Description (in thousands)	of Period	Expenses	Recoveries	Period
Year ended December 31, 2023
Credit loss allowance for accounts receivable	$12	$—	$(1)	$11
Year ended December 31, 2022
Credit loss allowance for accounts receivable	$12	$—	$—	$12
Year ended December 31, 2021
Credit loss allowance for accounts receivable	$16	$—	$(4)	$12
Deferred tax asset valuation allowance	$1,818	$—	$(1,818)	$—

Any schedules not shown above have been omitted because they are not applicable.