Form 10-Q
period 2024-03-31
MARINE PRODUCTS CORP
filed 2024-04-25
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

As of April 19, 2024, Marine Products Corporation had 34,682,949 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(In thousands, except shares and par value data)

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$81,225	$71,952
Accounts receivable, net of allowance for credit losses of $11 in 2024 and $11 in 2023	7,749	2,475
Inventories	55,210	61,611
Income taxes receivable	4	361
Prepaid expenses and other current assets	3,768	2,847
Total current assets	147,956	139,246
Property, plant and equipment, net of accumulated depreciation of $33,471 in 2024 and $32,789 in 2023	22,657	22,456
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	8,404	8,590
Retirement plan assets	16,782	15,379
Other assets	4,466	4,358
Total assets	$204,038	$193,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$13,064	$6,071
Accrued expenses and other liabilities	18,442	16,496
Total current liabilities	31,506	22,567
Retirement plan liabilities	19,426	17,998
Other long-term liabilities	1,724	1,649
Total liabilities	52,656	42,214
Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,682,949 shares in 2024 and 34,466,726 shares in 2023	3,469	3,447
Capital in excess of par value	—	—
Retained earnings	147,913	148,141
Total stockholders’ equity	151,382	151,588
Total liabilities and stockholders’ equity	$204,038	$193,802

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net sales	$69,340	$118,914
Cost of goods sold	55,356	89,892
Gross profit	13,984	29,022
Selling, general and administrative expenses	8,742	14,533
Operating income	5,242	14,489
Interest income, net	851	483
Income before income taxes	6,093	14,972
Income tax provision	1,496	3,423
Net income	$4,597	$11,549

Earnings per share
Basic	$0.13	$0.34
Diluted	$0.13	$0.34

Dividends paid per share	$0.14	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net income	$4,597	$11,549
Other comprehensive income, net of taxes:
Pension adjustment	—	1,886
Comprehensive income	$4,597	$13,435

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2024
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2023	34,467	$3,447	$—	$148,141	$—	$151,588
Stock issued for stock incentive plans, net	301	30	926	—	—	956
Stock purchased and retired	(85)	(8)	(926)	27	—	(907)
Net income	—	—	—	4,597	—	4,597
Dividends paid	—	—	—	(4,852)	—	(4,852)
Balance, March 31, 2024	34,683	$3,469	$—	$147,913	$—	$151,382

	Three Months Ended March 31, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381
Stock issued for stock incentive plans, net	289	29	748	—	—	777
Stock purchased and retired	(69)	(7)	(748)	(155)	—	(910)
Net income	—	—	—	11,549	—	11,549
Pension adjustment, net of taxes	—	—	—	—	1,886	1,886
Dividends paid	—	—	—	(4,817)	—	(4,817)
Balance, March 31, 2023	34,438	$3,444	$—	$129,531	$(109)	$132,866

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$4,597	$11,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	682	523
Stock-based compensation expense	956	777
Deferred income tax provision/ (benefit)	186	(1,133)
Pension settlement loss	—	2,089
(Increase) decrease in assets:
Accounts receivable	(5,274)	(5,580)
Income taxes receivable	357	(146)
Inventories	6,401	6,176
Prepaid expenses and other current assets	(921)	1,035
Other non-current assets	(1,511)	(321)
Increase in liabilities:
Accounts payable	6,993	4,280
Accrued expenses and other liabilities	1,946	6,357
Other long-term liabilities	1,503	1,340
Net cash provided by operating activities	15,915	26,946

INVESTING ACTIVITIES
Capital expenditures	(883)	(1,789)
Net cash used for investing activities	(883)	(1,789)

FINANCING ACTIVITIES
Payment of dividends	(4,852)	(4,817)
Cash paid for common stock purchased and retired	(907)	(910)
Net cash used for financing activities	(5,759)	(5,727)

Net increase in cash and cash equivalents	9,273	19,430
Cash and cash equivalents at beginning of period	71,952	43,171
Cash and cash equivalents at end of period	$81,225	$62,601

Supplemental information:
Income tax payments, net	$—	$355

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products,” the “Company” or “MPC”) on Form 10-K for the year ended December 31, 2023.

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

3.    NET SALES

Accounting Policy:

MPC’s contract revenues are generated principally from selling: (1) fiberglass motorized boats and accessories and (2) parts to independent dealers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occurs with the transfer of title of our boats and accessories and parts to our dealers. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties (See Note titled Warranty Costs). Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in Net sales in the accompanying Consolidated Statements of Operations and the related costs incurred by the Company are included in Cost of goods sold.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Boats and accessories	$68,463	$117,719
Parts	877	1,195
Net sales	$69,340	$118,914

The following table disaggregates our revenues between domestic and international:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Domestic	$64,402	$110,995
International	4,938	7,919
Net sales	$69,340	$118,914

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	March 31,	December 31,
(in thousands)	2024	2023
Deferred revenue	$1,751	$654

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

	Three months ended
	March 31,
(in thousands)	2024	2023
Net income available for stockholders:	$4,597	$11,549
Less: Adjustments for earnings attributable to participating securities	(114)	(274)
Net income used in calculating earnings per share	$4,483	$11,275

Weighted average shares outstanding (including participating securities)	34,632	34,379
Adjustment for participating securities	(880)	(821)
Shares used in calculating basic and diluted earnings per share	33,752	33,558

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including, incentive and non-qualified stock options, time-lapse restricted shares and performance stock unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

In the first quarter of 2024, the Company issued time-lapse restricted shares to certain employees that will vest ratably over a period of three years. In addition, the Company granted performance share unit awards to its executive officers that vest based on the achievement of pre-established financial performance targets together with a modifier for stock performance based on total shareholder return. The awards will be issued at different levels based on the financial and stock performance achieved with a three-year cliff vesting. The grant date fair value of the awards was determined with the assistance of a third-party specialist based on a range of potential outcomes relative to the market condition. The Company periodically evaluates the portion of awards that are probable to vest and updates the compensation expense accrual accordingly.

As of March 31, 2024, there were 475,532 shares available under the Company’s 2014 Stock Incentive Plan that are reserved for issuance of shares that vest pursuant to the satisfaction of the terms of the performance share unit awards.

The Company’s 2014 Stock Incentive Plan expired in April 2024. At the April 23, 2024, annual meeting of stockholders, the 2024 Stock Incentive Plan reserving 3,000,000 shares was approved.

Stock-based compensation was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Pre – tax cost	$956	$777
After tax cost	746	606

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2024:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested shares at December 31, 2023	839,050	$13.81
Granted	301,667	11.33
Vested	(254,869)	14.03
Non-vested shares at March 31, 2024	885,848	$12.90

The total fair value of shares vested was $2.7 million during the three months ended March 31, 2024 and $2.8 million during the three months ended March 31, 2023. Excess tax benefits (beneficial) or deficits (detrimental) realized from tax compensation deductions in excess of, or lower than, compensation expense are recorded as discrete income tax adjustments. For the three months ended March 31, 2024, $164 thousand related to stock-based compensation awards was recorded as a detrimental discrete tax adjustment and classified within Net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows compared to $24 thousand of detrimental discrete tax adjustment for the three months ended March 31, 2023.

The above table does not include any of the activity related to performance share unit awards since they are not currently issued or vested.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    WARRANTY COSTS

For its Chaparral and Robalo products, Marine Products provides a lifetime limited structural hull warranty and a transferable one-year limited warranty to the original owner. Chaparral also includes a five-year limited structural deck warranty. Warranties for additional items are provided for periods of one to five years and are not transferable. Additionally, as it relates to the second subsequent owner, a five-year transferable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer.

The manufacturers of the engines, generators, and navigation electronics included on our boats provide and administer their own warranties for various lengths of time.

An analysis of the warranty accruals for the three months ended March 31, 2024 and 2023 is as follows:

(in thousands)	2024	2023
Balance at January 1	$7,078	$5,699
Less: Payments made during the period	(965)	(1,063)
Add: Warranty provision for the period	1,073	1,739
Changes to warranty provision for prior periods	28	112
Balance at March 31	$7,214	$6,487

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

8.    INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2024	2023
(in thousands)
Raw materials and supplies	$33,006	$40,340
Work in process	11,209	10,601
Finished goods	10,995	10,670
Total inventories	$55,210	$61,611

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

Income tax provision for the first quarter of 2024 reflects an effective tax rate of 24.6% compared to 22.9% for the comparable period in the prior year. The increase in the effective tax rate is primarily due to a decrease in pretax income which resulted in a more significant impact on the detrimental discrete adjustments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  PENSION AND RETIREMENT PLANS

The multiemployer Retirement Income Plan (“Plan”), a trusteed defined benefit pension plan, sponsored by RPC, Inc. (“RPC”), that the Company participated in was fully terminated in 2023. Amounts related to prior year are disclosed below:

Three months ended
(in thousands)	March 31, 2023
Interest cost	$4
Expected return on plan assets	—
Amortization of net losses	22
Settlement loss	2,089
Net periodic cost (1)	$2,115

(1) Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $16.8 million as of March 31, 2024 and $15.4 million as of December 31, 2023. Trading gains related to the SERP assets totaled $1.4 million during the three months ended March 31, 2024, compared to trading gains of $337 thousand during the three months ended March 31, 2023. The SERP assets are reported in Retirement plan assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of $19.4 million as of March 31, 2024 and $18.0 million as of December 31, 2023. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities was the result of an increase of $1.5 million due to unrealized gains on participant balances during the three months ended March 31, 2024, compared to an increase of $297 thousand due to unrealized gains on participant balances during the three months ended March 31, 2023.

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

Trading securities are comprised of SERP assets, as described in the note titled Pension and Retirement Plans, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company or investment company. Significant observable inputs, in addition to quoted market prices, are

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss in the prior year quarter consists of pension adjustments as follows:

Three months ended
March 31,
(in thousands)	2023
Balance at beginning of the period	$(1,995)
Change during the period:
Before-tax amount	308
Tax provision	(68)
Pension settlement loss, net of taxes (1)	1,629
Reclassification adjustment, net of taxes
Amortization of net loss (1)	17
Total activity for the period	1,886
Balance at end of the period	$(109)
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

There was no accumulated other comprehensive loss recorded in the current quarter of 2024, because the pension plan was terminated during 2023.

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
March 31,	2024	2023
(in thousands)
Accrued payroll and related expenses	$2,721	$2,591
Accrued sales incentives and discounts	4,254	4,517
Accrued warranty costs	7,214	7,078
Deferred revenue	1,751	654
Income taxes payable	868	—
Other	1,634	1,656
Total accrued expenses and other liabilities	$18,442	$16,496

14.  NOTES PAYABLE TO BANKS

The Company has a revolving credit agreement with Truist Bank which provides a credit facility of $20.0 million. The facility includes: (i) a $5.0 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of March 31, 2024, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of March 31, 2024 and December 31, 2023.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $22 thousand for the three months ended March 31, 2024 and $22 thousand for the three months ended March 31, 2023. There was no interest expense on the credit facility paid for the three months ended March 31, 2024 and $38 thousand was paid for the three months ended March 31, 2023.

15.  COMMITMENTS AND CONTINGENCIES

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material financial impact associated with repurchases under these contractual agreements during the three months ended March 31, 2024 and March 31, 2023.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $20.3 million as of March 31, 2024. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $8.1 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $28.4 million as of March 31, 2024.

Short-term Cash Incentive Compensation:

In addition to recording Short-term Cash Incentive (STCI) compensation expense for executive officers, STCI expense has been recorded for four non-executive employees based on a percentage of Pre-Tax Profit (PTP incentive), defined as pretax income before goodwill adjustments and certain allocated corporate expenses. Through the third quarter of 2023, this PTP incentive was 16% in the aggregate per year and was subject to either a contractual arrangement or a discretionary determination. The PTP incentive under a contractual agreement with one employee, in the amount of seven percent per year, was discontinued at the end of the third quarter of 2023. Effective October 1, 2023, the PTP incentive, subject to a discretionary determination, is nine percent in the aggregate per year for three employees.

Total STCI expense for the reported periods was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
STCI expense	$860	$3,743

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

16.  SUBSEQUENT EVENT

On April 23, 2024, the Board of Directors declared a regular quarterly dividend of $0.14 per share and a special dividend of $0.70 per share, both payable June 10, 2024 to common stockholders of record at the close of business May 10, 2024.

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

The discussion on business and financial strategies of the Company set forth under the heading “Business Strategies” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

In executing these strategies and attempting to optimize our financial returns, management closely monitors dealer orders and inventories, the production mix of various models, and indications of demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions. We also consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies. Our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather.

Consolidated net sales of $69.3 million decreased during the first quarter of 2024 in comparison to the first quarter of 2023 due primarily to a 39.7% decrease in unit sales to dealers. Price and mix changes decreased net sales by 2.0% reflecting retail incentive costs and lower average selling prices. Sales continued to be impacted by dealer efforts to reduce their inventories, due in part to higher floor plan carrying costs. The Company believes its sales, as well as those of the broader marine industry, continue to normalize following the period of high post-pandemic demand, and that while boat production and sales have been stabilizing, year-over-year comparisons will likely remain soft in the near term. Gross profit decreased to $14.0 million during the first quarter of 2024, from $29.0 million during the first quarter of 2023 due to lower sales volumes and associated manufacturing cost inefficiencies coupled with the impact of higher dealer and retail incentive costs. Operating income decreased to $5.2 million during the first quarter of 2024, from $14.5 million during the same period of the prior year. Net income decreased to $4.6 million during the first quarter of 2024, from $11.5 million in the same period of the prior year. Diluted earnings per share was $0.13 for the first quarter of 2024, down from $0.34 for the first quarter of 2023.

OUTLOOK

The discussion of the outlook for 2024 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 at “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.”.

We believe that the strong retail demand for new recreational boats, which began in 2020 with the onset of the COVID-19 pandemic has now normalized. In addition, consumers are returning to pre-pandemic routine lifestyles and rising interest rates are contributing to higher costs of boat ownership. Since some buyers of recreational boats finance their purchases, higher interest rates may discourage them from the purchase of a boat. Furthermore, the softening consumer demand has resulted in generally elevated inventory levels in the dealer channel across brands and categories. This higher level of Chaparral inventory results in higher floorplan financing costs for boat dealers compared to recent years. In light of the normalization of demand and higher interest rates, we have reinstituted certain retail incentives and other allowances to attract more consumers and help reduce channel inventory to address lower demand compared to the first half of 2023. We have adjusted production levels to align with expected demand.

During the past three model years, Marine Products has produced a smaller number of boat models than in previous years to increase production efficiency. In addition, the average size of the models the Company is producing has increased in response to evolving retail demand, and this trend is expected to continue. The Company intends to continue its focus on larger boats given this trend, higher associated price points and higher margins.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Our financial results during the remainder of 2024 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs in light of lower production levels compared to early 2023.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023
Total number of boats sold	770	1,278
Average gross selling price per boat (in thousands)	$80.4	$82.4
Net sales (in thousands)	$69,340	$118,914
Percentage of cost of goods sold to net sales	79.8%	75.6%
Gross profit margin percent	20.2%	24.4%
Percentage of selling, general and administrative expenses to net sales	12.6%	12.2%
Operating income (in thousands)	$5,242	$14,489
Warranty expense (in thousands)	$1,101	$1,851

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THREE MONTHS ENDED MARCH 31, 2023

Net sales for the three months ended March 31, 2024 decreased $49.6 million or 41.7% compared to the same period in 2023. The change in net sales during the quarter compared to the prior year was primarily due to a 39.7% decrease in unit sales volumes. Price and mix changes resulted in a 2.0% decrease in net sales, reflecting retail incentive costs and lower average selling prices. Sales continued to be impacted by dealer efforts to reduce their inventories, due in part to the impact of higher floorplan carrying costs. The Company believes its sales, as well as those of the broader marine industry, continue to normalize following the period of high post-pandemic demand, and that while boat production and sales have been stabilizing, year-over-year comparisons will likely remain soft in the near term.

In the first quarter of 2024, net sales outside of the United States accounted for 7.1% of net sales compared to 6.7% of net sales in the same period of the prior year.

Cost of goods sold for the three months ended March 31, 2024 was $55.4 million compared to $89.9 million for the comparable period in 2023, a decrease of $34.5 million or 38.4%. Cost of goods sold as a percentage of net sales was 79.8% for the three months ended March 31, 2024 compared to 75.6% for the same period in the prior year due to lower sales volumes and associated manufacturing cost inefficiencies, coupled with the impact of higher dealer and retail incentive costs.

Selling, general and administrative expenses for the three months ended March 31, 2024 were $8.7 million compared to $14.5 million for the comparable period in 2023, a decrease of $5.8 million or 39.8%. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense, as well as a decrease in pension expense in the current quarter in comparison to the same period of the prior year. In the first quarter of 2023, selling, general and administrative expenses also included a non-cash pension settlement charge of $2.1 million. Selling, general and administrative expenses were 12.6% of net sales in the first quarter of 2024 compared to 12.2% in the first quarter of 2023. Management expects the reduction in anticipated incentive compensation to be paid to selected non-executive employees described in the Notes to the Consolidated Financial Statements in the note titled Commitments and Contingencies, to favorably impact selling, general and administrative expenses for future periods.

Operating income for the three months ended March 31, 2024 was $5.2 million compared to $14.5 million in the same period in 2023.

Interest income, net for the three months ended March 31, 2024 increased to $851 thousand from $483 thousand in the same period of the prior year due to higher average cash balances and interest yields. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Income tax provision was $1.5 million during the three months ended March 31, 2024 compared to $3.4 million for the same period in 2023. The effective tax rate was 24.6 percent for the three months ended March 31, 2024 compared to 22.9 percent for the comparable period in the prior year. Lower pre-tax income in the current quarter resulted in a decrease in the income tax provision and an increase in the effective tax rate due to a more significant impact on the detrimental discrete adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2024 were $81.2 million compared to $72.0 million at December 31, 2023. The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$15,915	$26,946
Net cash used for investing activities	(883)	(1,789)
Net cash used for financing activities	(5,759)	(5,727)

Cash provided by operating activities for the three months ended March 31, 2024, decreased by $11.0 million compared to the three months ended March 31, 2023, primarily due to the decrease in net income. In addition, working capital was a source of cash of $9.5 million in the first quarter of 2024 compared to $12.1 million in the same period of the prior year. Working capital was a source of cash in the current quarter primarily due to the following: a net favorable change of $7.0 million in accounts payable coupled with a net favorable change of $2.5 million in other working capital components comprised primarily of inventory, accrued expenses and accounts receivable. The increase in accounts payable during the current quarter was due primarily to the timing of payments. The net favorable changes in the other components are consistent with the decrease in net sales and lower production levels in recent quarters as well as the timing of payments.

Cash used for investing activities for the three months ended March 31, 2024 decreased $0.9 million in comparison to the same period in the prior year due to lower capital expenditures during the first quarter of 2024.

Cash used for financing activities for the three months ended March 31, 2024 was comparable to the three months ended March 31, 2023.

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

Cash Requirements

The Company currently expects that capital expenditures in 2024 will be approximately $5.0 million, of which $0.9 million has been spent through March 31, 2024.

The Company participated in a multiple employer Retirement Income Plan (“Plan”), sponsored by RPC, Inc. (“RPC”). During 2023, the Plan was fully terminated through a liquidation of the assets held in trust.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which was initially adopted in 2001. As of March 31, 2024, there were 1,570,428 shares that remained available for repurchase under the current authorization. There were no shares repurchased under this program during the three months ended March 31, 2024 and March 31, 2023.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Effective October 1, 2023, the Company began recording short-term cash incentive compensation expense to selected employees in an annual amount equal to nine percent of pre-tax profit (PTP incentive), defined as pretax income before goodwill adjustments and certain allocated corporate expenses. Through the third quarter of 2023, this PTP incentive was 16% in the aggregate per year and was subject to either a contractual arrangement or a discretionary determination. The PTP incentive under a contractual agreement with one employee, in the amount of seven percent per year, was discontinued at the end of the third quarter of 2023. Management expects this reduction to continue to favorably impact operating cash flow in future periods.

On April 23, 2024, the Board of Directors declared a regular quarterly dividend of $0.14 per share and a special dividend of $0.70 per share, both payable June 10, 2024 to common stockholders of record at the close of business May 10, 2024. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material financial impact associated with repurchases under these contractual agreements during the three months ended March 31, 2024 and March 31, 2023.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $20.3 million as of March 31, 2024. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $8.1 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $28.4 million as of March 31, 2024.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $324 thousand for the three months ended March 31, 2024 and $306 thousand for the three months ended March 31, 2023.

Marine Products and RPC own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $41 thousand for the three months ended March 31, 2024 and $40 thousand for the three months ended March 31, 2023.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes in the critical accounting policies since year-end.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See note titled Recent Accounting Standards in the Notes of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

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

INFLATION

New boat buyers typically finance their purchases. The Company believes that the recent increase in interest rates (which is generally linked to higher inflation) has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases. Higher interest rates also impact our dealers, as their boat purchases are financed and they bear much of the carrying costs of holding inventories. Lastly, the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest costs.

During 2021 and 2022, inflation in the general economy had increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages, supply chain constraints, and U.S. fiscal policy. As a result, the market prices of the raw materials and components used by the Company’s manufacturing processes increased during these periods. In response to historically high consumer demand as well as higher raw materials and components costs, the Company increased the prices for its products. During 2023, prices of many raw materials used in the Company’s manufacturing processes began to decline, and transportation became more available and less expensive, thus easing the Company’s cost pressures. However, the Company believes the cost of boat ownership has risen enough to impact retail demand. Therefore, it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such forward-looking statements may include, without limitation: our attempts to optimize financial returns by closely monitoring dealer orders and inventories, the production mix of various models, and indications of demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our plans to continue to monitor retail demand among the various segments in the recreational boat market, the actions of our competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and our plans to adjust our production levels as deemed appropriate; our belief that the strong retail demand for new recreational boats has subsided and has now normalized; our belief that consumers are returning to more pre-pandemic routine lifestyles and rising interest rates are contributing to higher costs of boat ownership; statements that since many recreational boat purchasers finance their purchases, higher interest rates may discourage them from the purchase of a boat; our belief that our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather; our expectation that the reduction in anticipated incentive compensation to be paid to selected non-executive employees will favorably impact selling, general and administrative expenses for future periods; our belief that our financial results during the remainder of 2024 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of our incentive programs, the success of new model

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

launches, and our ability to manage manufacturing costs in light of lower production levels compared to early 2023; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash generated by operations and our revolving credit facility will provide sufficient capital to meet our requirements for at least the next twelve months; our belief that our decisions about the amount of cash to be used for investing and financing purposes will be influenced by our capital position and the expected amount of cash to be provided by operations; our expectations that capital expenditures in 2024 will be approximately $5.0 million; our expectation to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition, and other relevant factors; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that the cost of boat ownership has risen enough to impact retail demand, and as a result, it will be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins; our belief that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases; statements that we do not expect any material changes in market risk exposures or how those risks are managed; and our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on our financial position, results of operations or liquidity.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: our manufacturing operations are conducted in a single location, and to support our operations, several of our suppliers have also established facilities close to our manufacturing facility to provide timely delivery of fabricated components to us; as a result, catastrophic weather, civil unrest or other unanticipated events beyond our control may disrupt both our and our suppliers’ ability to conduct manufacturing operations or transport our finished boats to our dealer network, and we do not own or have access to alternate manufacturing locations; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, increased fuel costs, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory; boat dealer defaults; our ability to insulate financial results against increasing commodity prices; competition from other boat manufacturers and dealers; disruptions in supplier relationships or the inability to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet production schedules; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and environmental, social and governance practices; the loss or interruption of the services of any senior management personnel or our ability to find qualified employees; our dependence on digital technologies and services and the risk of cyber-attacks, both from internal and external threats; the higher prices of materials, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership which could cause prospective buyers to choose to forego or delay boat purchases; the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023, and in this Form 10-Q.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2024, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2024 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the first quarter of 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcome of such litigation will have a material effect on the financial position, results of operations or liquidity of Marine Products.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

					Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
	Total			Purchased as	Shares (or Units)
	Number of		Average	Part of Publicly	that May Yet Be
	Shares		Price Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs	Programs (1)
January 1, 2024 to January 31, 2024	85,444	(2)	$10.62	—	1,570,428
February 1, 2024 to February 29, 2024	—		—	—	1,570,428
March 1, 2024 to March 31, 2024	—		—	—	1,570,428
Totals	85,444		$10.62	—	1,570,428

(1) The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. During the first quarter of 2024, there were no shares repurchased in the open market under this program and there are 1,570,428 shares that remain available for repurchase. The program does not have a predetermined expiration date.

(2) Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

Date: April 25, 2024	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2024	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)