Form 10-Q
period 2024-06-30
MARINE PRODUCTS CORP
filed 2024-07-25
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 19, 2024, Marine Products Corporation had 34,717,733 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(In thousands, except shares and par value data)

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$55,131	$71,952
Accounts receivable, net of allowance for credit losses of $11 in 2024 and $11 in 2023	5,726	2,475
Inventories	53,080	61,611
Income taxes receivable	235	361
Prepaid expenses and other current assets	3,440	2,847
Total current assets	117,612	139,246
Property, plant and equipment, net of accumulated depreciation of $34,153 in 2024 and $32,789 in 2023	22,733	22,456
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	9,435	8,590
Retirement plan assets	17,365	15,379
Other assets	4,808	4,358
Total assets	$175,726	$193,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$7,955	$6,071
Accrued expenses and other liabilities	16,598	16,496
Total current liabilities	24,553	22,567
Retirement plan liabilities	20,238	17,998
Other long-term liabilities	1,679	1,649
Total liabilities	46,470	42,214
Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,717,733 shares in 2024 and 34,466,726 shares in 2023	3,472	3,447
Capital in excess of par value	—	—
Retained earnings	125,784	148,141
Total stockholders’ equity	129,256	151,588
Total liabilities and stockholders’ equity	$175,726	$193,802

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$69,547	$116,158	$138,887	$235,072
Cost of goods sold	56,373	87,502	111,729	177,394
Gross profit	13,174	28,656	27,158	57,678
Selling, general and administrative expenses	7,424	12,173	16,166	26,706
Operating income	5,750	16,483	10,992	30,972
Interest income, net	879	723	1,730	1,206
Income before income taxes	6,629	17,206	12,722	32,178
Income tax provision	1,044	2,885	2,540	6,308
Net income	$5,585	$14,321	$10,182	$25,870

Earnings per share
Basic	$0.14	$0.42	$0.28	$0.75
Diluted	$0.14	$0.42	$0.28	$0.75

Dividends paid per share	$0.84	$0.14	$0.98	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$5,585	$14,321	$10,182	$25,870
Other comprehensive income, net of taxes:
Pension adjustment	—	97	—	1,983
Comprehensive income	$5,585	$14,418	$10,182	$27,853

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2024
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2023	34,467	$3,447	$—	$148,141	$—	$151,588
Stock issued for stock incentive plans, net	301	30	926	—	—	956
Stock purchased and retired	(85)	(8)	(926)	27	—	(907)
Net income	—	—	—	4,597	—	4,597
Dividends paid	—	—	—	(4,852)	—	(4,852)
Balance, March 31, 2024	34,683	3,469	—	147,913	—	151,382
Stock issued for stock incentive plans, net	35	3	1,424	—	—	1,427
Stock purchased and retired	—	—	(1,424)	1,424	—	—
Net income	—	—	—	5,585	—	5,585
Dividends paid	—	—	—	(29,138)	—	(29,138)
Balance, June 30, 2024	34,718	$3,472	$—	$125,784	$—	$129,256

	Six Months Ended June 30, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381
Stock issued for stock incentive plans, net	289	29	748	—	—	777
Stock purchased and retired	(69)	(7)	(748)	(155)	—	(910)
Net income	—	—	—	11,549	—	11,549
Pension adjustment, net of taxes	—	—	—	—	1,886	1,886
Dividends paid	—	—	—	(4,817)	—	(4,817)
Balance, March 31, 2023	34,438	3,444	—	129,531	(109)	132,866
Stock issued for stock incentive plans, net	29	3	1,230	—	—	1,233
Stock purchased and retired	—	—	(1,230)	1,230	—	—
Net income	—	—	—	14,321	—	14,321
Pension adjustment, net of taxes	—	—	—	—	97	97
Dividends paid	—	—	—	(4,820)	—	(4,820)
Balance, June 30, 2023	34,467	$3,447	$—	$140,262	$(12)	$143,697

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$10,182	$25,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,384	1,140
Stock-based compensation expense	2,383	2,010
Deferred income tax provision	(845)	(2,452)
Pension settlement loss	—	2,277
(Increase) decrease in assets:
Accounts receivable	(3,251)	(7,014)
Income taxes receivable	126	(202)
Inventories	8,531	11,519
Current pension assets	—	509
Prepaid expenses and other current assets	(593)	728
Other non-current assets	(2,436)	(719)
Increase in liabilities:
Accounts payable	1,884	315
Accrued expenses and other liabilities	102	4,486
Other long-term liabilities	2,270	2,318
Net cash provided by operating activities	19,737	40,785

INVESTING ACTIVITIES
Capital expenditures	(1,661)	(7,194)
Net cash used for investing activities	(1,661)	(7,194)

FINANCING ACTIVITIES
Payment of dividends	(33,990)	(9,637)
Cash paid for common stock purchased and retired	(907)	(910)
Net cash used for financing activities	(34,897)	(10,547)

Net (decrease) increase in cash and cash equivalents	(16,821)	23,044
Cash and cash equivalents at beginning of period	71,952	43,171
Cash and cash equivalents at end of period	$55,131	$66,215

Supplemental information:
Income tax payments, net	$2,867	$7,539

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Securities and Exchange Commission (SEC) Final Rules: Climate related Disclosure: The SEC adopted final rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The new rules require disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements and disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. On April 4, 2024, the SEC stayed its climate disclosure rules to “facilitate the orderly judicial resolution” of pending legal challenges. If litigation is resolved in favor of the SEC, a majority of the final rules will be effective for MPC beginning in the year 2026.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	Assumption: Current model year incentive activity will closely reflect prior model year actual results, adjusted as necessary for dealer purchasing trends or economic factors.

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Boats and accessories	$68,166	$114,562	$136,629	$232,281
Parts	1,381	1,596	2,258	2,791
Net sales	$69,547	$116,158	$138,887	$235,072

The following table disaggregates our revenues between domestic and international:

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Domestic	$65,281	$108,076	$129,683	$219,071
International	4,266	8,082	9,204	16,001
Net sales	$69,547	$116,158	$138,887	$235,072

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	June 30,	December 31,
(in thousands)	2024	2023
Deferred revenue	$479	$654

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net income available for stockholders:	$5,585	$14,321	$10,182	$25,870
Less: Adjustments for earnings attributable to participating securities	(719)	(343)	(839)	(616)
Net income used in calculating earnings per share	$4,866	$13,978	$9,343	$25,254

Weighted average shares outstanding (including participating securities)	34,708	34,458	34,670	34,419
Adjustment for participating securities	(886)	(839)	(883)	(830)
Shares used in calculating basic and diluted earnings per share	33,822	33,619	33,787	33,589

5.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including, incentive and non-qualified stock options, time-lapse restricted shares and performance stock unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

The Company’s 2014 Stock Incentive Plan expired in April 2024. At the April 23, 2024, annual meeting of stockholders, the 2024 Stock Incentive Plan, reserving 3,000,000 shares for the issuance of share-based payment awards described above, was approved. In accordance with the terms of their Director Compensation Program, equity grants in the form of fully vested Company shares totaling approximately $400 thousand were awarded to all non-employee directors, in the second quarter of 2024.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the warranty accruals for the six months ended June 30, 2024 and 2023 is as follows:

(in thousands)	2024	2023
Balance at January 1	$7,078	$5,699
Less: Payments made during the period	(2,453)	(2,091)
Add: Warranty provision for the period	2,162	3,495
Changes to warranty provision for prior periods	41	156
Balance at June 30	$6,828	$7,259

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

8.    INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2024	2023
(in thousands)
Raw materials and supplies	$35,652	$40,340
Work in process	11,281	10,601
Finished goods	6,147	10,670
Total inventories	$53,080	$61,611

9.  INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items including tax credits and changes to prior year estimates. The estimated tax rate is revised, if necessary, at the end of each successive interim period to the Company's current annual estimated tax rate.

For the three months ended June 30, 2024, the effective rate reflects a provision of 15.7 percent compared to a provision of 16.8 percent for the comparable period in the prior year. For the six months ended June 30, 2024, the effective rate reflects a provision of 20.0 percent compared to a provision of 19.6 percent for the comparable period in the prior year. The decrease in the effective tax rate is primarily due to the impact of beneficial discrete adjustments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  PENSION AND RETIREMENT PLANS

The multiemployer Retirement Income Plan (“Plan”), a trusteed defined benefit pension plan, sponsored by RPC, Inc. (“RPC”), that the Company participated in was fully terminated in 2023. Amounts related to prior year are disclosed below:

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands)	2023	2023
Interest cost	$—	$4
Expected return on plan assets	—	—
Amortization of net losses	—	22
Settlement loss	188	2,277
Net periodic cost (1)	$188	$2,303

(1) Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $17.4 million as of June 30, 2024 and $15.4 million as of December 31, 2023. Trading gains related to the SERP assets totaled $0.6 million during the three months ended June 30, 2024, compared to trading gains of $425 thousand during the three months ended June 30, 2023. Trading gains related to the SERP assets totaled $2.0 million during the six months ended June 30, 2024, compared to trading gains of $762 thousand during the three months ended June 30, 2023. The SERP assets are reported in Retirement plan assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of $20.2 million as of June 30, 2024 and $18.0 million as of December 31, 2023. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities was the result of an increase of $0.6 million due to unrealized gains on participant balances during the three months ended June 30, 2024, compared to an increase of $519 thousand due to unrealized gains on participant balances during the three months ended June 30, 2023. Changes in the fair value of the SERP liabilities was the result of an increase of $2.1 million due to unrealized gains on participant balances during the six months ended June 30, 2024, compared to an increase of $817 thousand due to unrealized gains on participant balances during the six months ended June 30, 2023.

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

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss in the prior year quarter consists of pension adjustments as follows:

Six months ended
June 30,
(in thousands)	2023
Balance at beginning of the period	$(1,995)
Change during the period:
Before-tax amount	244
Tax provision	(54)
Pension settlement loss, net of taxes (1)	1,776
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	17
Total activity for the period	1,983
Balance at end of the period	$(12)
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

There was no accumulated other comprehensive loss recorded in the six months ended June 30, 2024, because the pension plan was terminated during 2023.

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2024	2023
(in thousands)
Accrued payroll and related expenses	$2,179	$2,591
Accrued sales incentives and discounts	4,700	4,517
Accrued warranty costs	6,828	7,078
Deferred revenue	479	654
Income taxes payable	398	—
Other	2,014	1,656
Total accrued expenses and other liabilities	$16,598	$16,496

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

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of June 30, 2024, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of June 30, 2024 and December 31, 2023.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $22 thousand for both the three months ended June 30, 2024 and June 30, 2023; $45 thousand for both the six months ended June 30, 2024 and June 30, 2023. There was no interest expense on the credit facility paid for both the three months ended June 30, 2024 and June 30, 2023. There was no interest expense on the credit facility paid for the six months ended June 30, 2024 and $38 thousand was paid for the six months ended June 30, 2023.

15.  COMMITMENTS AND CONTINGENCIES

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material financial impact associated with repurchases under these contractual agreements during the three and six months ended June 30, 2024 and June 30, 2023.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $20.5 million as of June 30, 2024. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $6.8 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $27.3 million as of June 30, 2024.

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

Total STCI expense for the reported periods was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
STCI expense	$653	$3,542	$1,513	$7,285

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

16.  SUBSEQUENT EVENT

On July 23, 2024, the Board of Directors declared a regular quarterly dividend of $0.14 per share payable September 10, 2024 to common stockholders of record at the close of business August 9, 2024.

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

Consolidated net sales of $69.5 million decreased during the second quarter of 2024 in comparison to the second quarter of 2023 due primarily to a 41% decrease in unit sales to dealers. Price/mix was up 1% due primarily to higher gross selling prices. Sales continued to be impacted by dealer efforts to reduce their inventories, due in part to higher floor plan carrying costs, as well as lower consumer demand. The Company believes its year-over-year comparisons will likely remain soft in the near term as the industry continues to normalize following high post-pandemic demand and dealers’ unwinding of channel inventory. Gross profit decreased to $13.2 million during the second quarter of 2024, from $29.0 million during the second quarter of 2023 due to lower sales volumes and associated manufacturing cost inefficiencies, coupled with the impact of reinstituting retail incentive programs. Production schedules and labor costs have been adjusted to more closely align with current demand. Operating income decreased to $5.8 million during the second quarter of 2024, from $16.5 million during the same period of the prior year. Net income decreased to $5.6 million during the second quarter of 2024, from $14.3 million in the same period of the prior year. Diluted earnings per share was $0.14 for the second quarter of 2024, down from $0.42 for the second quarter of 2023.

OUTLOOK

The discussion of the outlook for 2024 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 at “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.”.

We believe that the strong retail demand for new recreational boats, which began in 2020 with the onset of the COVID-19 pandemic has now normalized. In addition, consumers are returning to pre-pandemic routine lifestyles and rising interest rates are contributing to higher costs of boat ownership. Since some buyers of recreational boats finance their purchases, higher interest rates may discourage them from the purchase of a boat. Furthermore, the softening consumer demand has resulted in generally elevated inventory levels in the dealer channel across brands and categories. This higher level of Chaparral inventory results in higher floorplan financing costs for boat dealers compared to recent years. In light of reduced demand compared to the first half of 2023 and higher interest rates, we have reinstituted certain retail incentives and other allowances to attract more consumers and help reduce channel inventory. We have adjusted production levels to align with expected demand.

During the past three model years, Marine Products has produced a smaller number of boat models than in previous years to increase production efficiency. In addition, the average size of the models the Company is producing has increased in response to evolving retail demand, and this trend is expected to continue. The Company intends to continue its focus on increasing sales of larger boats given this trend, higher associated price points and higher margins.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total number of boats sold	737	1,243	1,507	2,521
Average gross selling price per boat (in thousands)	$85.7	$82.2	$83.0	$82.3
Net sales (in thousands)	$69,547	$116,158	$138,887	$235,072
Percentage of cost of goods sold to net sales	81.1%	75.3%	80.4%	75.5%
Gross profit margin percent	18.9%	24.7%	19.6%	24.5%
Percentage of selling, general and administrative expenses to net sales	10.7%	10.5%	11.6%	11.4%
Operating income (in thousands)	$5,750	$16,483	$10,992	$30,972
Warranty expense (in thousands)	$1,102	$1,800	$2,203	$3,651

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THREE MONTHS ENDED JUNE 30, 2023

Net sales for the three months ended June 30, 2024 decreased $46.6 million or 40.1% compared to the same period in 2023. The change in net sales during the quarter compared to the prior year was primarily due to a 41% decrease in unit sales volumes. Price/mix was up 1% due primarily to higher gross selling prices. Sales continued to be impacted by dealer efforts to reduce their inventories, due in part to higher floor plan carrying costs, as well as lower consumer demand. The Company believes its year-over-year comparisons will likely remain soft in the near term as the industry continues to normalize following high post-pandemic demand and dealers’ unwinding of channel inventory.

In the second quarter of 2024, net sales outside of the United States accounted for 6.1% of net sales compared to 7.0% of net sales in the same period of the prior year.

Cost of goods sold for the three months ended June 30, 2024 was $56.4 million compared to $87.5 million for the comparable period in 2023, a decrease of $31.1 million or 35.6%. Cost of goods sold as a percentage of net sales was 81.1% for the three months ended June 30, 2024 compared to 75.3% for the same period in the prior year due to lower sales volumes and associated manufacturing cost inefficiencies, coupled with the impact of reinstituting retail incentive programs. Production schedules and labor costs have been adjusted to more closely align with current demand.

Selling, general and administrative expenses for the three months ended June 30, 2024 were $7.4 million compared to $12.2 million for the comparable period in 2023, a decrease of $4.7 million or 39.0%. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense in the current quarter in comparison to the same period of the prior year. Selling, general and administrative expenses were 10.7% of net sales in the second quarter of 2024 compared to 10.5% in the second quarter of 2023.

Operating income for the three months ended June 30, 2024 was $5.8 million compared to $16.5 million in the same period in 2023.

Interest income, net for the three months ended June 30, 2024 increased to $879 thousand from $723 thousand in the same period of the prior year due to higher average cash balances and investment yields. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Income tax provision was $1.0 million during the three months ended June 30, 2024 compared to $2.9 million for the same period in 2023. The effective tax rate was 15.7% for the three months ended June 30, 2024 compared to 16.8% for the comparable period in the prior year. The decrease in the effective tax rate is primarily due to the impact of beneficial discrete adjustments.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO SIX MONTHS ENDED JUNE 30, 2023

Net sales for the six months ended June 30, 2024 decreased $96.2 million or 40.9% compared to the same period in 2023. The change in net sales during the quarter compared to the prior year was primarily due to a 40% decrease in unit sales volumes. Sales continued to be impacted by dealer efforts to reduce their inventories, due in part to higher floor plan carrying costs, as well as lower consumer demand.

In the six months ended June 30, 2024, net sales outside of the United States accounted for 6.6% of net sales compared to 6.8% of net sales in the same period of the prior year.

Cost of goods sold for the six months ended June 30, 2024 was $111.7 million compared to $177.4 million for the comparable period in 2023, a decrease of $65.7 million or 37.0%. Cost of goods sold as a percentage of net sales was 80.4% for the six months ended June 30, 2024 compared to 75.5% for the same period in the prior year due to lower sales volumes and associated manufacturing cost inefficiencies, coupled with the impact of reinstituting retail incentive programs. Production schedules and labor costs have been adjusted to more closely align with current demand.

Selling, general and administrative expenses for the six months ended June 30, 2024 were $16.2 million compared to $26.7 million for the comparable period in 2023, a decrease of $10.5 million or 39.5%. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense, as well as a decrease in pension expense in the first quarter of 2024 in comparison to the same period of the prior year. In the six months ended June 30, 2023, selling, general and administrative expenses also included a non-cash pension settlement charge of $2.3 million. Selling, general and administrative expenses were 11.6% of net sales in the six months ended June 30, 2024 compared to 11.4% in the same period of the prior year.

Operating income for the six months ended June 30, 2024 was $11.0 million compared to $31.0 million in the same period in 2023.

Interest income, net for the six months ended June 30, 2024 increased to $1.7 million from $1.2 million in the same period of the prior year due to higher average cash balances and investment yields. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision was $2.5 million during the six months ended June 30, 2024 compared to $6.3 million for the same period in 2023. The effective provision rate was 20.0% for the six months ended June 30, 2024 compared to a 19.6% effective provision rate for the six months ended June 30, 2023. The effective tax rate increased primarily due to a stronger impact of the adjustments related to permanent and discrete adjustments on a decreased pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2024 were $55.1 million compared to $72.0 million at December 31, 2023. The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$19,737	$40,785
Net cash used for investing activities	(1,661)	(7,194)
Net cash used for financing activities	(34,897)	(10,547)

Cash provided by operating activities for the six months ended June 30, 2024, decreased by $21.0 million compared to the six months ended June 30, 2023, primarily due to the decrease in net income. In addition, working capital was a source of cash of $6.8 million in the six months ended June 30, 2024 compared to $10.3 million in the same period of the prior year. Working capital was a source of

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

cash in the current period due to a net favorable change of $8.5 million in inventory partially offset by a net unfavorable change in other components of working capital. The net favorable change in inventory during the current period was due primarily to the decrease in production. The changes in the other components of working capital were consistent with the decrease in net sales and lower production levels as well as the timing of payments and receipts.

Cash used for investing activities for the six months ended June 30, 2024 decreased $5.5 million in comparison to the same period in the prior year due to lower capital expenditures during the six months ended June 30, 2024.

Cash used for financing activities for the six months ended June 30, 2024 increased $24.4 million in comparison to the six months ended June 30, 2023 due to higher dividends paid to common shareholders, including a special dividend of $0.70 per share paid during the second quarter of 2024.

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

Cash Requirements

The Company currently expects that capital expenditures in 2024 will be approximately $5.0 million, of which $1.7 million has been spent through June 30, 2024.

The Company participated in a multiple employer Retirement Income Plan (“Plan”), sponsored by RPC, Inc. (“RPC”). During 2023, the Plan was fully terminated through a liquidation of the assets held in trust.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which was initially adopted in 2001. As of June 30, 2024, there were 1,570,428 shares that remained available for repurchase under the current authorization. There were no shares repurchased under this program during the six months ended June 30, 2024 and June 30, 2023.

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

On July 23, 2024, the Board of Directors declared a regular quarterly dividend of $0.14 per share payable September 10, 2024 to common stockholders of record at the close of business August 9, 2024. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material financial impact associated with repurchases under these contractual agreements during the six months ended June 30, 2024 and June 30, 2023.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $20.5 million as of June 30, 2024. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $6.8 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $27.3 million as of June 30, 2024.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $590 thousand for the six months ended June 30, 2024 and $526 thousand for the six months ended June 30, 2023.

Marine Products and RPC own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $82 thousand for the six months ended June 30, 2024 and $80 thousand for the six months ended June 30, 2023.

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

INFLATION

New boat buyers typically finance their purchases. The Company believes that the recent increase in interest rates (which is generally linked to higher inflation) has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases. Higher interest rates also impact our dealers, as their boat purchases are financed and they bear much of the carrying costs of holding inventories. Lastly, the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest costs as part of our dealer sales incentive programs, which are described in more detail in our Form 10-K for the fiscal year ended December 31, 2023.

During 2021 and 2022, inflation in the general economy had increased to its highest level in more than 40 years due to economic growth following the COVID-19 pandemic, labor shortages, supply chain constraints, and U.S. fiscal policy. As a result, the market prices of the raw materials and components used by the Company’s manufacturing processes increased during these periods. In

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such forward-looking statements may include, without limitation: our attempts to optimize financial returns by closely monitoring dealer orders and inventories, the production mix of various models, and indications of demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our plans to continue to monitor retail demand among the various segments in the recreational boat market, the actions of our competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and our plans to adjust our production levels as deemed appropriate; our belief that the strong retail demand for new recreational boats has subsided and has now normalized; our belief that consumers are returning to more pre-pandemic routine lifestyles and rising interest rates are contributing to higher costs of boat ownership; statements that since many recreational boat purchasers finance their purchases, higher interest rates may discourage them from the purchase of a boat; our belief that our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather; our expectation that the reduction in anticipated incentive compensation to be paid to selected non-executive employees will favorably impact selling, general and administrative expenses for future periods; our belief that our financial results during the remainder of 2024 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of our incentive programs, the success of new model launches, and our ability to manage manufacturing costs in light of lower production levels compared to early 2023; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash generated by operations and our revolving credit facility will provide sufficient capital to meet our requirements for at least the next twelve months; our belief that our decisions about the amount of cash to be used for investing and financing purposes will be influenced by our capital position and the expected amount of cash to be provided by operations; our expectations that capital expenditures in 2024 will be approximately $5.0 million; our expectation to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition, and other relevant factors; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that the cost of boat ownership has risen enough to impact retail demand, and as a result, it will be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins; our belief that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases; statements regarding our assessments of market risk exposures and that we do not expect any material changes in market risk exposures or how those risks are managed; our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on our financial position, results of operations or liquidity; our belief that year-over-year comparisons will likely remain soft in the near term as the industry continues to experience lower demand and dealers’ unwinding of channel inventory; statements discussing our reinstitution of certain retail incentives and other allowances to attract more consumers, address channel inventory and lower demand; statements that production schedules and labor costs have been adjusted to more closely align with demand; statements regarding our strategy to increase the average size of the models the Company is producing in response to evolving retail demand and that this trend will continue and that, given this trend, the Company intends to continue its focus on increasing sales of larger boats, which will be accompanied by higher price points and higher margins; and statements regarding the agreements or contracts the Company has entered into with vendors, customers, lenders, and other third-parties and the anticipated benefits or obligations arising therefrom.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: our manufacturing operations are conducted in a single location, and to support our operations, several of our suppliers have also established facilities close to our manufacturing facility to provide timely delivery of fabricated components to us; as a result, catastrophic weather, civil unrest or other unanticipated events beyond our control may disrupt both our and our suppliers’ ability to conduct manufacturing operations or transport our finished boats to our dealer network, and we do not own or have access to alternate manufacturing locations; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, increased fuel costs, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, or in our relationships with them; boat dealer defaults; our ability to insulate financial results against increasing commodity prices; competition from other boat manufacturers and dealers; continued lowering of consumer demand whether due to further increases to interest rates, overall impairment to the national and global economies, or because our designs fail to match evolving customer tastes and needs; the possibility that our strategy to increase the size of our product in response to changing market conditions may not achieve the success we anticipate; our ability to further raise prices in the future may be limited; disruptions in supplier relationships or the inability to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet production schedules; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and environmental, social and governance practices; the loss or interruption of the services of any senior management personnel or our ability to find qualified employees; our dependence on digital technologies and services and the risk of cyber-attacks, both from internal and external threats; the higher prices of materials, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership which could cause prospective buyers to choose to forego or delay boat purchases; the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023, and in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2024, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2024 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the second quarter of 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Marine Products Corporation 2004 Stock Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement filed on March 14, 2024).

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

Date: July 25, 2024	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2024	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)