Form 10-Q
period 2024-09-30
MARINE PRODUCTS CORP
filed 2024-10-24
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 18, 2024, Marine Products Corporation had 34,713,004 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(In thousands, except shares and par value data)

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$53,533	$71,952
Accounts receivable, net of allowance for credit losses of $11 in 2024 and $11 in 2023	5,445	2,475
Inventories	52,599	61,611
Income taxes receivable	217	361
Prepaid expenses and other current assets	3,696	2,847
Total current assets	115,490	139,246
Property, plant and equipment, net of accumulated depreciation of $34,534 in 2024 and $32,789 in 2023	23,942	22,456
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	9,936	8,590
Retirement plan assets	18,117	15,379
Other long-term assets	5,058	4,358
Total assets	$176,316	$193,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$8,060	$6,071
Accrued expenses and other liabilities	16,576	16,496
Total current liabilities	24,636	22,567
Retirement plan liabilities	21,206	17,998
Other long-term liabilities	1,683	1,649
Total liabilities	47,525	42,214
Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,713,004 shares in 2024 and 34,466,726 shares in 2023	3,471	3,447
Capital in excess of par value	—	—
Retained earnings	125,320	148,141
Total stockholders’ equity	128,791	151,588
Total liabilities and stockholders’ equity	$176,316	$193,802

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$49,850	$77,786	$188,737	$312,858
Cost of goods sold	40,668	58,548	152,397	235,942
Gross profit	9,182	19,238	36,340	76,916
Selling, general and administrative expenses	5,642	8,789	21,809	35,495
Gain on disposition of assets, net	(50)	(1,962)	(51)	(1,962)
Operating income	3,590	12,411	14,582	43,383
Interest income, net	634	860	2,364	2,066
Income before income taxes	4,224	13,271	16,946	45,449
Income tax provision	820	2,868	3,360	9,176
Net income	$3,404	$10,403	$13,586	$36,273

Earnings per share
Basic	$0.10	$0.30	$0.37	$1.05
Diluted	$0.10	$0.30	$0.37	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$3,404	$10,403	$13,586	$36,273
Other comprehensive income, net of taxes:
Pension settlement and adjustment, net of tax	—	—	—	1,983
Comprehensive income	$3,404	$10,403	$13,586	$38,256

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2024
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2023	34,467	$3,447	$—	$148,141	$—	$151,588
Stock issued for stock incentive plans, net	301	30	926	—	—	956
Stock purchased and retired	(85)	(8)	(926)	27	—	(907)
Net income	—	—	—	4,597	—	4,597
Cash dividends ($0.14 per share)	—	—	—	(4,852)	—	(4,852)
Balance, March 31, 2024	34,683	3,469	—	147,913	—	151,382
Stock issued for stock incentive plans, net	35	3	1,424	—	—	1,427
Stock purchased and retired	—	—	(1,424)	1,424	—	—
Net income	—	—	—	5,585	—	5,585
Cash dividends ($0.84 per share)	—	—	—	(29,138)	—	(29,138)
Balance, June 30, 2024	34,718	3,472	—	125,784	—	129,256
Stock issued for stock incentive plans, net	(2)	—	1,012	—	—	1,012
Stock purchased and retired	(3)	(1)	(1,012)	987	—	(26)
Net income	—	—	—	3,404	—	3,404
Cash dividends ($0.14 per share)	—	—	—	(4,855)	—	(4,855)
Balance, September 30, 2024	34,713	$3,471	$—	$125,320	$—	$128,791

	Nine Months Ended September 30, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381
Stock issued for stock incentive plans, net	289	29	748	—	—	777
Stock purchased and retired	(69)	(7)	(748)	(155)	—	(910)
Net income	—	—	—	11,549	—	11,549
Pension adjustment, net of taxes	—	—	—	—	1,886	1,886
Cash dividends ($0.14 per share)	—	—	—	(4,817)	—	(4,817)
Balance, March 31, 2023	34,438	3,444	—	129,531	(109)	132,866
Stock issued for stock incentive plans, net	29	3	1,230	—	—	1,233
Stock purchased and retired	—	—	(1,230)	1,230	—	—
Net income	—	—	—	14,321	—	14,321
Pension adjustment, net of taxes	—	—	—	—	97	97
Cash dividends ($0.14 per share)	—	—	—	(4,820)	—	(4,820)
Balance, June 30, 2023	34,467	3,447	—	140,262	(12)	143,697
Stock issued for stock incentive plans, net	—	—	834	—	—	834
Stock purchased and retired	—	—	(834)	834	—	—
Net income	—	—	—	10,403	—	10,403
Pension adjustment, net of taxes	—	—	—	—	—	—
Cash dividends ($0.14 per share)	—	—	—	(4,821)	—	(4,821)
Balance, September 30, 2023	34,467	$3,447	$—	$146,678	$(12)	$150,113

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$13,586	$36,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,088	1,750
Stock-based compensation expense	3,395	2,844
Gain on disposition of assets, net	(51)	(1,962)
Deferred income tax provision	(1,346)	(2,366)
Pension settlement loss	—	2,277
(Increase) decrease in assets:
Accounts receivable	(2,970)	(5,403)
Income taxes receivable	144	(171)
Inventories	9,012	3,231
Current pension assets	—	509
Prepaid expenses and other current assets	(849)	514
Other long-term assets	(3,438)	(4,477)
Increase (decrease) in liabilities:
Accounts payable	1,989	3,816
Income taxes payable	1,136	755
Accrued expenses and other liabilities	(1,056)	97
Other long-term liabilities	3,242	2,491
Net cash provided by operating activities	24,882	40,178

INVESTING ACTIVITIES
Capital expenditures	(3,574)	(8,405)
Proceeds from sale of assets	51	1,129
Net cash used for investing activities	(3,523)	(7,276)

FINANCING ACTIVITIES
Payment of dividends	(38,845)	(14,458)
Cash paid for common stock purchased and retired	(933)	(910)
Net cash used for financing activities	(39,778)	(15,368)

Net (decrease) increase in cash and cash equivalents	(18,419)	17,534
Cash and cash equivalents at beginning of period	71,952	43,171
Cash and cash equivalents at end of period	$53,533	$60,705

Supplemental information:
Income tax payments, net	$3,372	$10,736

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Other:

Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Boats and accessories	$48,674	$76,155	$185,303	$308,436
Parts	1,176	1,631	3,434	4,422
Net sales	$49,850	$77,786	$188,737	$312,858

The following table disaggregates our revenues between domestic and international:

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Domestic	$47,625	$73,227	$177,308	$292,298
International	2,225	4,559	11,429	20,560
Net sales	$49,850	$77,786	$188,737	$312,858

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	September 30,	December 31,
(in thousands)	2024	2023
Deferred revenue	$477	$654

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net income available for stockholders:	$3,404	$10,403	$13,586	$36,273
Less: Adjustments for earnings attributable to participating securities	(118)	(249)	(957)	(866)
Net income used in calculating earnings per share	$3,286	$10,154	$12,629	$35,407

Weighted average shares outstanding (including participating securities)	34,713	34,467	34,684	34,435
Adjustment for participating securities	(876)	(839)	(880)	(833)
Shares used in calculating basic and diluted earnings per share	33,837	33,628	33,804	33,602

5.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including, incentive and non-qualified stock options, time-lapse restricted shares and performance stock unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors. As of September 30, 2024, there were 2,965,216 shares available for grant under the Company’s 2024 Stock Incentive Plan.

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

An analysis of the warranty accruals for the nine months ended September 30, 2024 and 2023 is as follows:

(in thousands)	2024	2023
Balance at January 1	$7,078	$5,699
Less: Payments made during the period	(3,374)	(3,316)
Add: Warranty provision for the period	2,909	4,704
Changes to warranty provision for prior periods	(11)	156
Balance at September 30	$6,602	$7,243

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

8.    INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2024	2023
(in thousands)
Raw materials and supplies	$31,213	$40,340
Work in process	9,953	10,601
Finished goods	11,433	10,670
Total inventories	$52,599	$61,611

9.  INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items including tax credits and changes to prior year estimates. The estimated tax rate is revised, if necessary, at the end of each successive interim period to the Company's current annual estimated tax rate.

For the three months ended September 30, 2024, the effective rate reflects a provision of 19.4 percent compared to a provision of 21.6 percent for the comparable period in the prior year. For the nine months ended September 30, 2024, the effective rate reflects a provision of 19.8 percent compared to a provision of 20.2 percent for the comparable period in the prior year. The decrease in the effective tax rate is primarily due to the impact of favorable permanent differences.

10.  RETIREMENT PLANS

The multiemployer Retirement Income Plan (“Plan”), a trusteed defined benefit pension plan, sponsored by RPC, Inc. (“RPC”), that the Company participated in was fully terminated in 2023. Amounts related to prior year are disclosed below:

	Three months ended	Nine months ended
	September 30,	September 30,
(in thousands)	2023	2023
Interest cost	$—	$4
Expected return on plan assets	—	—
Amortization of net losses	—	22
Settlement loss	—	2,277
Net periodic cost (1)	$—	$2,303

(1) Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company permits selected highly compensated employees to defer a portion of their compensation into a non-qualified Supplemental Executive Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $18.1 million as of September 30, 2024 and $15.4 million as of December 31, 2023. Trading gains related to the SERP assets totaled $753 thousand during the three months ended September 30, 2024, compared to trading losses of $238 thousand during the three months ended September 30, 2023. Trading gains related to the

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SERP assets totaled $2.7 million during the nine months ended September 30, 2024, compared to trading gains of $524 thousand during the three months ended September 30, 2023. The SERP assets are reported in Retirement plan assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of $21.2 million as of September 30, 2024 and $18.0 million as of December 31, 2023. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities was the result of an increase of $850 thousand due to unrealized gains on participant balances during the three months ended September 30, 2024, compared to a decrease of $166 thousand due to unrealized losses on participant balances during the three months ended September 30, 2023. Changes in the fair value of the SERP liabilities was the result of an increase of $3.0 million due to unrealized gains on participant balances during the nine months ended September 30, 2024, compared to an increase of $524 thousand due to unrealized gains on participant balances during the nine months ended September 30, 2023.

Effective October 22, 2024, the termination of the SERP was approved by the Board of Directors. The Internal Revenue Service (IRS) rules require a 12 month waiting period before liquidating the SERP after termination has been approved. The participant balances are expected to be distributed in the fourth quarter of 2025.

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

Trading securities are comprised of SERP assets, as described in the note titled Retirement Plans, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company or investment company. Significant observable inputs, in addition to quoted market prices, are used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

The pension plan was terminated in 2023 and therefore was no activity was recorded in accumulated other comprehensive loss for the nine months ended September 30, 2024.

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2024	2023
(in thousands)
Accrued payroll and related expenses	$2,368	$2,591
Accrued sales incentives and discounts	3,545	4,517
Accrued warranty costs	6,602	7,078
Deferred revenue	477	654
Income taxes payable	1,136	—
Other	2,448	1,656
Total accrued expenses and other liabilities	$16,576	$16,496

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of September 30, 2024, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of September 30, 2024 and December 31, 2023.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $23 thousand for both the three months ended September 30, 2024 and September 30, 2023; interest expense incurred was $67 thousand for both the nine months ended September 30, 2024 and September 30, 2023. Interest expense paid on the credit facility was $25 thousand for both the three months ended September 30, 2024 and September 30, 2023. Interest expense paid on the credit facility was $25 thousand for the nine months ended September 30, 2024 and $63 thousand for the nine months ended September 30, 2023.

15.  COMMITMENTS AND CONTINGENCIES

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material financial impact associated with repurchases under these contractual agreements during the nine months ended September 30, 2024 and September 30, 2023.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $20.5 million as of September 30, 2024. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $6.1 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $26.6 million as of September 30, 2024.

Subsequent to September 30, 2024, the Company has entered into a three-year floor plan financing agreement with a single third-party floor plan lender which will be phased in to replace a majority of the existing agreements with the current third-party lenders. The agreement is substantially similar to the current arrangements with the existing third-party floor plan lenders and provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement.

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

Total STCI expense for the reported periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
STCI expense	$436	$2,365	$1,949	$9,650

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

16.  SUBSEQUENT EVENTS

On October 15, 2024, the Company notified its current third-party floor plan financing lenders of phased in changes to their existing arrangements, according to the terms of each of their existing agreements. See section titled Repurchase Obligations included in note titled Commitments and Contingencies, for additional information.

On October 22, 2024, the Board of Directors approved the following actions:

●	Termination of the SERP; see note titled Retirement Plans for additional information; and
●	Declaration of a regular quarterly dividend of $0.14 per share payable December 10, 2024, to common shareholders of record at the close of business on November 11, 2024.

Also, effective October 22, 2024, the Executive Committee of the Board of Directors approved the formation of a captive insurance company wholly owned by Chaparral, to efficiently manage its insurance costs.

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

Consolidated net sales of $49.9 million decreased during the third quarter of 2024 in comparison to the third quarter of 2023 due primarily to a 40% decrease in unit sales to dealers partially offset by a positive price/mix of 4%, driven by higher gross selling prices. Gross profit decreased to $9.2 million during the third quarter of 2024, from $19.2 million during the third quarter of 2023. Operating income decreased to $3.6 million during the third quarter of 2024, from $12.4 million during the same period of the prior year. Net income decreased to $3.4 million during the third quarter of 2024, from $10.4 million in the same period of the prior year. Diluted earnings per share was $0.10 for the third quarter of 2024, down from $0.30 for the third quarter of 2023.

OUTLOOK

The discussion of the outlook for 2024 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 at “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.”.

We believe that the strong retail demand for new recreational boats, which began in 2020 with the onset of the COVID-19 pandemic, has now normalized. In addition, consumers are returning to pre-pandemic routine lifestyles and rising interest rates are contributing to higher costs of boat ownership. Since some buyers of recreational boats finance their purchases, higher interest rates may discourage them from the purchase of a boat. Furthermore, the softening consumer demand has resulted in generally elevated inventory levels in the dealer channel across brands and categories. This higher level of Chaparral inventory results in higher floorplan financing costs for boat dealers compared to recent years. In light of reduced demand compared to 2023 and higher interest rates, we have reinstituted certain retail incentives and other allowances to attract more consumers and help reduce channel inventory. We have adjusted production levels to align with expected demand.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs in light of lower production levels compared to early 2023.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total number of boats sold	500	827	2,007	3,348
Average gross selling price per boat (in thousands)	$91.0	$82.1	$85.0	$82.3
Net sales (in thousands)	$49,850	$77,786	$188,737	$312,858
Percentage of cost of goods sold to net sales	81.6%	75.3%	80.7%	75.4%
Gross profit margin percent	18.4%	24.7%	19.3%	24.6%
Percentage of selling, general and administrative expenses to net sales	11.3%	11.3%	11.6%	11.3%
Operating income (in thousands)	$3,590	$12,411	$14,582	$43,383
Warranty expense (in thousands)	$695	$1,209	$2,898	$4,860

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023

Net sales for the three months ended September 30, 2024 decreased $27.9 million or 35.9% compared to the same period in 2023. The change in net sales during the quarter compared to the prior year was primarily due to a 40% decrease in unit sales volume partially offset by a positive price/mix of 4%, driven by higher gross selling prices. Sales continued to be impacted by soft consumer demand, as dealers tightly manage their inventories to minimize floor plan carrying costs until demand improves. The Company believes its year-over-year comparisons will likely remain soft in the near term.

In the third quarter of 2024, net sales outside of the United States accounted for 4.5% of net sales compared to 5.9% of net sales in the same period of the prior year.

Cost of goods sold for the three months ended September 30, 2024 was $40.7 million compared to $58.5 million for the comparable period in 2023, a decrease of $17.9 million or 30.5%. Cost of goods sold as a percentage of net sales was 81.6% for the three months ended September 30, 2024 compared to 75.3% for the same period in the prior year due to lower sales volumes and associated manufacturing cost inefficiencies, coupled with the impact of reinstituting retail incentive programs. Production schedules and labor costs have been adjusted to more closely align with current demand. The Company expects year-over-year changes in gross margin to be less pronounced in the near-term as comparisons to prior year periods become less difficult.

Selling, general and administrative expenses for the three months ended September 30, 2024 were $5.6 million compared to $8.8 million for the comparable period in 2023, a decrease of $3.1 million or 35.8%. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense in the current quarter in comparison to the same period of the prior year. Selling, general and administrative expenses were 11.3% of net sales in the third quarter of 2024, consistent with the comparable period in 2023.

Gain on disposition of assets, net for the three months ended September 30, 2024 was $50 thousand compared to $2.0 million for the comparable period in 2023. In the three months ended September 30, 2023, gains on disposition of assets included a $1.8 million gain related to a real estate transaction.

Operating income for the three months ended September 30, 2024 was $3.6 million compared to $12.4 million in the same period in 2023.

Interest income, net for the three months ended September 30, 2024 decreased to $634 thousand from $860 thousand in the same period of the prior year due to lower average cash balances, as a result of the Company’s special dividend paid during the second quarter of 2024. Marine Products generates interest income primarily from investments of excess cash in money market funds.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision was $820 thousand during the three months ended September 30, 2024 compared to $2.9 million for the same period in 2023. The effective provision rate was 19.4% for the three months ended September 30, 2024 compared to 21.6% for the comparable period in the prior year. The decrease in the effective tax rate is primarily due to the impact of favorable permanent differences.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2023

Net sales for the nine months ended September 30, 2024 decreased $124.1 million or 39.7% compared to the same period in 2023. The change in net sales during the nine months ended September 30, 2024 compared to the prior year was primarily due to a 40% decrease in unit sales volumes. Sales continued to be impacted by soft consumer demand, as dealers tightly manage their inventories to minimize floor plan carrying costs until demand improves.

In the nine months ended September 30, 2024, net sales outside of the United States accounted for 6.1% of net sales compared to 6.6% of net sales in the same period of the prior year.

Cost of goods sold for the nine months ended September 30, 2024 was $152.4 million compared to $235.9 million for the comparable period in 2023, a decrease of $83.5 million or 35.4%. Cost of goods sold as a percentage of net sales was 80.7% for the nine months ended September 30, 2024 compared to 75.4% for the same period in the prior year due to lower sales volumes and associated manufacturing cost inefficiencies, coupled with the impact of reinstituting retail incentive programs. Production schedules and labor costs have been adjusted to more closely align with current demand.

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $21.8 million compared to $35.5 million for the comparable period in 2023, a decrease of $13.7 million or 38.6%. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense, as well as a decrease in pension expense in comparison to the same period of the prior year. In the nine months ended September 30, 2023, selling, general and administrative expenses also included a non-cash pension settlement charge of $2.3 million. Selling, general and administrative expenses were 11.6% of net sales in the nine months ended September 30, 2024 compared to 11.3% in the same period of the prior year.

Gain on disposition of assets, net for the nine months ended September 30, 2024 was $51 thousand compared to $2.0 million for the comparable period in 2023. In the nine months ended September 30, 2023, gains on disposition of assets included a $1.8 million gain related to a real estate transaction.

Operating income for the nine months ended September 30, 2024 was $14.6 million compared to $43.4 million in the same period in 2023.

Interest income, net for the nine months ended September 30, 2024 increased to $2.4 million from $2.1 million in the same period of the prior year due to higher average cash balances. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision was $3.4 million during the nine months ended September 30, 2024 compared to $9.2 million for the same period in 2023. The effective provision rate was 19.8 percent for the nine months ended September 30, 2024 compared to 20.2 percent for the nine months ended September 30, 2023. The effective tax rate decreased primarily due to the impact of favorable permanent differences.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2024 were $53.5 million compared to $72.0 million at December 31, 2023. The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$24,882	$40,178
Net cash used for investing activities	(3,523)	(7,276)
Net cash used for financing activities	(39,778)	(15,368)

Cash provided by operating activities for the nine months ended September 30, 2024, decreased by $15.3 million compared to the nine months ended September 30, 2023, primarily due to the decrease in net income. In addition, working capital was a source of cash of $7.4 million in the nine months ended September 30, 2024 compared to $3.3 million in the same period of the prior year. Working capital was a source of cash in the current period due to a net favorable change of $9.0 million in inventory partially offset by a net unfavorable change in other components of working capital. The net favorable change in inventory during the current period was due primarily to the decrease in production. The changes in the other components of working capital were consistent with the decrease in net sales and lower production levels as well as the timing of payments and receipts.

Cash used for investing activities for the nine months ended September 30, 2024 decreased $3.8 million in comparison to the same period in the prior year due to lower capital expenditures during the nine months ended September 30, 2024.

Cash used for financing activities for the nine months ended September 30, 2024 increased $24.4 million in comparison to the nine months ended September 30, 2023 due to higher dividends paid to common shareholders, including a special dividend of $0.70 per share paid during the second quarter of 2024.

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

Cash Requirements

The Company currently expects that capital expenditures in 2024 will be approximately $5.0 million, of which $3.6 million has been spent through September 30, 2024.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which was initially adopted in 2001. As of September 30, 2024, there were 1,570,428 shares that remained available for repurchase under the current authorization. There were no shares repurchased under this program during both the nine months ended September 30, 2024 and September 30, 2023.

On October 22, 2024, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances must be distributed between 12 months and 24 months after the termination of the SERP. The Company expects to distribute participant balances in the fourth quarter of 2025 and is currently evaluating its cash funding options.

Also, on October 22, 2024, the Board of Directors approved and declared a regular quarterly dividend of $0.14 per share payable December 10, 2024 to common stockholders of record at the close of business November 11, 2024. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in a new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material financial impact associated with repurchases under these contractual agreements during the nine months ended September 30, 2024 and September 30, 2023.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers during the prior three month period, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $20.5 million as of September 30, 2024. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $6.1 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $26.6 million as of September 30, 2024.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $858 thousand for the nine months ended September 30, 2024 and $786 thousand for the nine months ended September 30, 2023.

Marine Products and RPC own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $123 thousand for the nine months ended September 30, 2024 and $120 thousand for the nine months ended September 30, 2023.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such forward-looking statements may include, without limitation: our attempts to optimize financial returns by closely monitoring dealer orders and inventories, the production mix of various models, and indications of demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our plans to continue to monitor retail demand among the various segments in the recreational boat market, the actions of our competitors, dealer inventory levels and the availability of dealer and consumer financing for the purchase of our products and our plans to adjust our production levels as deemed appropriate; our belief that the strong retail demand for new recreational boats has now normalized; our belief that consumers are returning to more pre-pandemic routine lifestyles and rising interest rates are contributing to higher costs of boat ownership; statements that since many recreational boat purchasers finance their purchases, higher interest rates may discourage them from the purchase of a boat; our belief that softening consumer demand has resulted in generally elevated inventory levels in the dealer channel across brands and categories and that this higher level of Chaparral inventory results in higher floorplan financing costs for boat dealers compared to recent years; our plans to reinstitute certain retail incentives and other allowances to attract more consumers and help reduce channel inventory; our expectations regarding demand and our corresponding adjustment to production levels; our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather; our intention to continue our focus on increasing sales of larger boats; our belief that our financial results during the remainder of 2024 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of our incentive programs, the success of new model launches, and our ability to manage manufacturing costs in light of lower production levels compared to early 2023; our belief that our year-over-year comparisons of net sales will likely remain soft in the near term; our expectation that our year-over-year changes in gross margin will be less pronounced in the near-term as comparisons to prior year periods become less difficult; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization and cash generated by operations and our revolving credit facility will provide sufficient capital to meet our requirements for at least the next twelve months; our belief that our decisions about the amount of cash to be used for investing and financing purposes will be influenced by our capital position and the expected amount of cash to be provided by operations; our expectations that capital expenditures in 2024 will be approximately $5.0 million; our expectations regarding the distribution of balances with respect to the Supplemental Executive Retirement Plan and corresponding payment options with respect thereto; our expectation to continue to pay cash dividends to common stockholders, subject to industry

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

conditions and our earnings, financial condition, and other relevant factors; statements regarding the seasonality of our business; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that the cost of boat ownership has risen enough to impact retail demand, and as a result, it will be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins; our belief that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases; statements regarding our assessments of market risk exposures and that we do not expect any material changes in market risk exposures or how those risks are managed; our belief that the outcome of any litigation, arising from time to time in the ordinary course of our business, will not have a material effect on our financial position, results of operations or liquidity; and statements regarding the agreements or contracts the Company has entered into with vendors, customers, lenders, and other third-parties and the anticipated benefits or obligations arising therefrom.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2024, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2024 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the third quarter of 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On October 22, 2024, the Board of Directors approved the termination of the SERP. Pursuant to the rules of the IRS, the participant balances must be distributed between 12 months and 24 months after the termination has been approved.

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

MARINE PRODUCTS CORPORATION

Date: October 24, 2024	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2024	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)