Form 10-K
period 2024-12-31
MARINE PRODUCTS CORP
filed 2025-02-28
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE TRANSITION PERIOD FROM ___ __ TO ___ __

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

, $0.10 PAR VALUE
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

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2024, the last business day of the registrant’s most recent second fiscal quarter, was $85,817,287 based on the closing price on the New York Stock Exchange on June 30, 2024 of $10.10 per share.

Marine Products Corporation had 34,961,460 shares of common stock outstanding as of February 14, 2025.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders of Marine Products Corporation are incorporated by reference into Part III, Items 10 through 14 of this report.

Marine Products Corporation

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

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding:

●	the Company’s belief that it has been a leading innovator in the recreational boating industry offering exceptional quality and consumer value;
●	the Company’s belief that its channel inventory is currently at an appropriate level given demand expectations;
●	the Company estimates regarding U.S. market share;
●	the Company’s belief that its corporate financial strength and infrastructure, combined with our design, production, and marketing capabilities and nationwide sales presence enable it to compete effectively against its competitors;
●	the Company’s belief that Chaparral and Robalo have long expanded the range of their offerings through insightful, innovative product design and quality manufacturing processes in order to reach an increasingly discerning recreational boating market;
●	the Company’s belief that the strong retail demand for new recreational boats which began in 2020 with the onset of the COVID-19 pandemic has subsided and is normalizing;
●	the Company’s plan to execute on strategic investments, both organic and potential M&A, that it believes will increase its scale, enhance its product offering, and improve its profitability and cash flow;
●	the Company’s key strategies, including, operating strategy, growth strategy, and capital allocation strategy;
●	the Company’s belief that its facilities comply in all material aspects with environmental regulations and that it does not currently anticipate that any material expenditure will be required to continue to comply with existing environmental or safety regulations in connection with its existing manufacturing facilities;
●	the Company’s key human capital management objectives;
●	the Company’s belief that the 2022 and 2023 increase in interest rates has reduced retail demand for smaller boats;
●	the Company’s belief that dealer inventories of its boat models as of December 31, 2024 are sufficient to meet the current level of retail customer demand;
●	the Company’s expectation that year-over-year sales comparisons will be generally flat in the near-term, with potential for growth in the second half of 2025;
●	the Company’s strategy to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and its plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time;
●	the Company’s plans to continue to actively monitor dealer inventories and order patterns for an uptick in demand and its belief that sales comparisons to the prior year could begin to turn positive in the second half of 2025;
●	the Company’s intentions to pursue acquisitions and form strategic alliances that will enable it to acquire complementary skills and capabilities, offer new products, expand its customer base, and obtain other competitive advantages;

●	the Company’s belief that, except for the Chaparral and Robalo trademarks, it is not dependent upon any single trademark or trade name or group of trademarks or trade names;
●	the Company’s belief that the cost of boat ownership has risen enough to impact retail demand and its belief that it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins;
●	the Company’s belief that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local regulations;
●	the Company’s belief that the ultimate outcome of any litigation will not have a material effect on its liquidity, financial condition or results of operations;
●	the Company’s plans to continue to monitor the number of boats in dealer inventories and adjust its production levels as it deems necessary to manage dealer inventory levels;
●	the Company’s intentions to monitor order patterns and maintain reduced production levels until more definitive signs of increased demand materialize;
●	the Company’s belief that it may take further interest rate relief to drive increased consumer appetite for new boat purchases;
●	the Company’s belief that its financial results during 2025 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs in light of reduced production levels;
●	the Company’s expectation that capital expenditures during 2025 will be approximately $3.2 million;
●	the Company’s plans with respect to the termination of the Supplemental Executive Retirement Plan;
●	the Company’s expectations that it will continue to pay regular quarterly cash dividends to common stockholders;
●	the Company’s belief that the liquidity provided by existing cash, cash equivalents, its overall strong capitalization, and cash generated by operations will be sufficient to meet the Company’s requirements for at least the next twelve months;
●	the Company’s belief that the fair value of its guarantee liability is immaterial;
●	the Company’s belief that despite its agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of the contractual amounts outlined in such agreements;
●	the Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies and estimates;
●	the Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements;
●	the Company’s plans to issue additional stock incentives;
●	the Company’s plans to continue to monitor the impact of Pillar Two; and
●	and the Company’s expectation regarding market risk of its investment portfolio, including its intention to invest primarily in money market funds, that such funds are not subject to material interest rate risk, and that it does not expect material changes to its market risk exposures or how those risks are managed.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” “aim,” “continue,” “continually,” “could,” “likely,” “design,” “strategies,” “outlook,” “trend,” the negative of such terms and different forms thereof (e.g., different tenses or number or principle parts, as well as gerunds and other parts of speech such as adjectives, adverbs and nouns derived therefrom), and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Forward-looking statements also include any other statement that projects, indicates or implies future results, events, performance or achievements, and statements concerning future financial performance (including future sales, earnings or growth rates), descriptions of our ongoing business strategies or prospects (including but not limited to those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “Business —Strategy”), and possible actions to be taken by us or our subsidiaries, as well as statements and descriptions of the assumptions that underlie or relate to such statements. Our forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.

Risk factors that could cause such future events not to occur as expected include the following:

●	changes in global and/or national economic conditions;
●	availability of credit and possible decreases in the level of consumer confidence impacting discretionary spending;
●	our reliance on third-party dealer floor plan lenders;
●	business interruptions due to adverse weather conditions;
●	increased interest rates and fuel prices;
●	unanticipated changes in consumer demand and preferences;
●	our dependence on our independent boat dealers or availability of financing of their inventory;
●	our single operational location;
●	our ability to insulate financial results against increasing commodity prices;
●	the impact of disruptions in current supplier relationships;
●	our ability to purchase construction materials in sufficient quantities and quality;
●	our ability to identify, complete or successfully integrate acquisitions or strategic alliances;
●	changing expectations from customers, investors and other stakeholders regarding ESG practices;
●	competition from other boat manufacturers and dealers;
●	our potential liability for personal injury and property damage claims;
●	our ability to comply with environmental and other regulatory requirements;
●	our dependence on our key personnel and the loss or interruption of the services of such personnel;
●	risks related to cyber-attacks or other threats, as our operations are dependent on digital technologies and services;
●	unanticipated disruptions to and constraints in supply chain for key components, and fluctuations in costs of key components such as engines, resins and fiberglass;
●	unanticipated changes or disruptions in our supply of engines from key vendors, including Volvo, Yamaha and/or Mercury Marine.

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

Organization & Overview

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the sport boat and sport fishing boat markets. The Company sells its products to a network of 202 domestic and 88 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company’s two brands are Chaparral (sport boats) and Robalo (fishing boats):

Chaparral was founded in 1965 in Ft. Lauderdale, Florida. In 1976, Chaparral moved its operations to a Nashville, Georgia manufacturing site, which had been the previous location of another boat producer. This move provided the business an opportunity to expand manufacturing space and access to a trained workforce, and set the stage for decades of innovation, growth and industry leadership. In 1986, RPC acquired Chaparral.

Robalo was founded in 1969 and was acquired by Marine Products in 2001, in conjunction with the spin-off from RPC as referenced above. At the time of the acquisition, Robalo was a struggling brand, which Marine Products has since grown to a leading fishing boat manufacturer.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational markets through its Chaparral brands and to the sport fishing market through its Robalo brands.

The following table provides a brief description of our product lines and their particular market focus:

	Number		Approximate
	Of	Overall	Retail
Product Line	Models	Length	Price Range	Description
Chaparral – SSi Sport Boats	7	20′-23′	$48,500 - $105,000

Fiberglass sterndrive and outboard powered sport boats marketed as high value runabout for smaller to larger groups. Design features include handling of a runabout, style of a sport boat and open concept layout. Select models offer Ski & Fish options to meet specific needs. All marketed with national fixed retail prices.

Chaparral – SSX Sport Boats	4	24′-30′	$132,000 - $326,000	Fiberglass sterndrive and outboard powered models that combine features of sport boats and bowriders. Marketed as high value, luxury runabouts for family groups.

Chaparral – Surf Series	5	21′-30′	$80,000 - $352,000

This model line features a forward-facing sterndrive engine. Fiberglass multipurpose bowriders, the Surf Series models are marketed to both experienced and value-conscious buyers. These boats are designed to enhance the wake of the boat to accommodate the popular sport of wake surfing.

Chaparral – OSX Sport Boats	4	26′-32′	$145,000 - $487,000	Fiberglass, multipurpose sport boats with outboard power featuring plentiful seating and entertaining areas, cabin and bathroom accommodations, excellent performance, and luxury finishes.

Robalo – Center Consoles	12	16′-36′	$36,000 - $688,000

Fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen seeking family-friendly amenities. Smaller models include a trailer, and all models are marketed with national fixed retail prices. The Explorer series features extra seating options.

Robalo – Cayman Bay Boats	6	20′-26′	$57,000 - $233,000

Fiberglass outboard powered sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen wanting inshore and offshore capabilities. All models marketed with a trailer at national fixed retail prices.

Robalo – Dual Consoles	3	20′-31′	$64,000 - $372,000

Multi-purpose fiberglass outboard powered sport fishing boats for large freshwater lakes or saltwater use. Marketed with national fixed retail prices to experienced fishermen and families looking for both fishing and cruising features.

Manufacturing

Marine Products’ manufacturing facilities are located in Nashville, Georgia, in what management believes is the largest single-site sport boat production plant in the U.S. At this location, we design and test new models, create fiberglass hulls and decks, manufacture interiors, and assemble various end products. Quality control is conducted throughout the manufacturing process, which begins with the design of a product to meet dealer and customer needs. Plugs (used to create a mold from which prototype boats can be built) are constructed in the research and development phase from designs. Adjustments are made to the plug design until acceptable parameters are met. The final plug is used to create the necessary number of production molds, which are then used to produce the fiberglass hulls and decks. Fiberglass components are made by applying the outside finish, or gel coat, to the mold, then numerous layers of fiberglass and resin are applied during the lamination process over the gel coat. After curing, the hull and deck are removed from the molds and are trimmed and prepared for final assembly, which includes the installation of electrical and plumbing systems, engines, upholstery, accessories and graphics. When fully assembled and inspected, the boats are loaded onto either Company-owned trailers or third-party marine transport trailers for delivery to dealers.

Of note, boat manufacturing is labor-intensive and remains largely unautomated. Most components, both large and small, are best suited for manual production and assembly processes. Unlike large-scale automotive production, the lack of mass volume production, the customization required for each boat, and the high standard of craftsmanship to support our brands’ reputation lend themselves to a manual process with a highly skilled workforce. The Company prides itself on the experience and quality of our production staff and believe low plant turnover is a key differentiator for Marine Products in the marketplace.

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

Suppliers

Marine Products’ three most significant cost components used in manufacturing its boats are engines, resins and fiberglass. Each are currently adequately supplied and available in the market, however the costs of these components and commodities (including copper and steel) can fluctuate in response to changes in global economic conditions.

The Company does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering a boat, usually based on anticipated customer preferences or actual customer orders. Sterndrive engines are purchased from Mercury Marine and Volvo Penta, under annually negotiated purchase agreements. Outboard engines are purchased from Yamaha under a multi-year joint marketing agreement and from Mercury Marine under an annually negotiated purchase agreement.

In the event of a sudden and extended interruption in the supply of engines from any of these suppliers, our sales and profitability could be negatively impacted. See Item 1A Risk Factors below.

Customers & Distribution

Dealer Network. Domestic sales are generated through our independent dealer network of approximately 202 U.S. dealers, of which 64 are Chaparral dealers, 47 are Robalo dealers and 91 dealers sell both brands. Marine Products also has 88 international dealers. As a percentage of our total net sales, international sales represented 5.6% in 2024, 5.9% in 2023 and 6.7% in 2022. Of note, no single dealer nor any group of dealers owned by the same parent company accounted for 10% or more of net sales during 2024, 2023 or 2022.

Most of our dealers also sell boat brands manufactured by other companies, including some that compete directly with our brands. The territories served by our dealers are not exclusive to the dealer; however, Marine Products uses discretion in establishing relationships with new dealers in an effort to protect the mutual interests of the existing dealers and the Company. Marine Products has six independent field sales representatives who manage relationships with existing dealers and develop new dealer relationships.

Management believes that the five largest states for boat sales at the present time are Florida, Texas, Michigan, North Carolina and Minnesota. The Company has dealers in each of these and many other states across the country.

Marketing & Promotions/Incentives. As the Company does not sell directly to consumers, it relies on the dealer network to promote the brands and educate consumers about our boats’ features and performance. The Company invests time and resources to supporting our dealers’ promotional efforts and ensuring they are well-equipped to position our boats favorably in the marketplace with consumers. Marine Products offers both dealer and retail sales incentive programs to promote dealer inventory replenishment following the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory. These programs also help to stabilize the Company’s manufacturing schedules between the peak and off-peak periods. For the 2025 model year (which commenced July 1, 2024), Marine Products offered its dealers several sales incentive programs based on dollar volume and timing of dealer purchases. With regard to retail incentives, in late 2023 the Company returned to historically typical levels following the post-pandemic period when retail demand was extremely strong and incentives were not critical to drive consumer purchases. We also supplement local advertising, sales and marketing follow-up in boating magazines, and participation in selected regional, national, and international boat show exhibitions, as well as developing virtual marketing programs.

Orders & Inventory. Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. The Company does not typically maintain a significant inventory of finished boats. In a typical ordering, production and delivery cycle, the Company monitors dealer inventory levels in order to inform its production scheduling to keep manufacturing in line with end-market demand, and to ensure that dealers are carrying the appropriate levels of inventory. The Company adjusts production schedules as needed to keep its cost structure and labor expenses optimized given the prevailing economic and demand conditions. Strong demand during and following the 2020 pandemic, coupled with strained supply chains resulted in low channel inventories until mid-2023. Subsequently, the rise in interest rates, economic uncertainty, and a slowdown in boat demand resulted in the dealer channel holding excess inventory, which has negatively impacted sales during 2024 (more detailed recent trends are discussed below in the Industry Overview & Key Themes section).

We believe that dealer inventories of our boat models as of December 31, 2024 are sufficient to meet the current level of retail customer demand. The sales order backlog as of December 31, 2024 was 655 boats with estimated net sales of approximately $53.4 million. This represents an approximate 11.7 week backlog based on recent production levels. The sales order backlog as of December 31, 2023 was 1,243 boats with estimated net sales of approximately $92.3 million. This represented an approximate 20.7 week backlog based on production levels at that time. The Company will continue to monitor the number of boats in dealer inventories and adjust its production levels as it deems necessary to manage dealer inventory levels.

Floor Plan Financing. Approximately 69% of Marine Products’ domestic shipments are made pursuant to “floor plan financing” (or “FPF”) programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions or self-finance. Under these FPF arrangements, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to an FPF arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products, generally within ten business days. When the dealer in turn sells the boat, the dealer repays the lender, restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. In connection with a dealer’s FPF arrangements, Marine Products has agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear. The contractual agreements that we have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits negotiated with the lender.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $19.6 million as of December 31, 2024. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $5.4 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $25.0 million as of December 31, 2024. In the event that a dealer defaults on a credit line, the qualified lender may then invoke the manufacturer’s repurchase obligation with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted. Unlike Marine Products’ obligation to repurchase boats repossessed by qualified lenders, Marine Products is under no obligation to repurchase boats directly from dealers. Marine Products does not sponsor financing programs to the retail consumer; any consumer financing promotions for a prospective boat purchaser would be the responsibility of the dealer.

In 2024, the Company entered into a three-year floor plan financing agreement with a single third-party lender which will be phased in beginning in the first quarter of 2025 to replace a majority of the existing agreements with the current third-party lenders. The agreement is substantially similar to the current arrangements with the existing third-party floor plan lenders and provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement.

Research and Development

Marine Products has been a leading innovator in the recreational boating industry offering exceptional quality and consumer value. Both Chaparral and Robalo have long expanded the range of their offerings through insightful, innovative product design and quality manufacturing processes in order to reach an increasingly discerning recreational boating market. Although the basic hull designs are similar from year to year, the Company has historically introduced a variety of new models each year and periodically replaces, updates or discontinues existing models, as well as introduces new features, designs and color options (both exterior and interior/upholstery colors). As an innovation example, a proprietary and patented feature available on many Chaparral sterndrive models is the Infinity Power StepTM. This mechanical feature allows a portion of the stern to automatically descend underwater, creating a “step-down” staircase effect, giving boaters the ability to step down from the stern into the water. The step also functions as seating, creating a semi-submerged bench.

Other areas that the Company has invested R&D resources include 3-D printers for parts development and production and virtual reality software to aid in the design of our boats. The in-house 3-D printing capabilities we have developed allow us to prototype new parts quickly, accelerating our product development and design cycles. These capabilities also decrease our reliance on third parties, giving us more control over our supply chain, speed and quality. The virtual reality design software has been a significant resource in improving the quality of our designs and speed of development, as we can test boat layouts and designs virtually, without the time or expense of physical prototypes.

In support of new product development efforts, Marine Products incurred research and development costs of $762 thousand in 2024, $757 thousand in 2023, and $437 thousand in 2022.

Industry Overview & Key Themes

The recreational marine market in the United States is mature, with sales of new and used boats (consisting of outboard, inboard, sterndrive, jet drive, sailboats and personal watercraft) as well as motors and engines, trailers, accessories and other associated costs varying by year and typically correlated with economic cycles in the U.S.

While the business typically exhibits “normal” cyclical patterns based on domestic consumer sentiment and spending, the cycle following the COVID-19 pandemic showed more pronounced positive and negative trends. Following a period of brief uncertainty at the outset of the pandemic, demand for outdoor products increased significantly. Concurrently, global supply chains were constrained by many factors (e.g., availability of materials and components and delays in transportation of goods) resulting in limited supply and escalating input costs. This naturally led to substantial cost increases across the industry, as was commonly seen in many industries dealing with similar supply and demand imbalances, which ultimately resulted in significant price increases.

However, beginning in mid-2023, industry demand began to moderate, supply chain constraints had been resolved, and dealer order patterns began to wane in the face of inventory levels and production capacity that exceeded softening demand. Management believes over the past 18 months the marine industry, and the Company, have experienced reduced sales due to several factors: (1) the impact of several years of selling price increases to offset input cost inflation, (2) a period of rapidly rising interest rates that increased financing costs of boat ownership, consumer uncertainty around the U.S. economy and disposable income, and (3) a general oversupply of boat inventories in the retail channel relative to consumer and dealer demand.

Dealer Inventories (post-pandemic). As noted, the Company does not carry significant amounts of finished boat inventories, rather we build boats according to dealer orders and ship to their locations upon boat completion. During 2021 and 2022, however, extraordinarily high dealer and consumer post-pandemic demand combined with the Company’s production delays resulting from supply chain disruptions caused dealer inventories to fall to historic lows. The combination of low inventory levels and high demand through the first half of 2023 forced the Company to allocate its production to dealers to fulfill as many orders as possible and rebuild dealer inventories. Beginning in the second half of 2023, demand began softening and inventories were replenished, quickly resulting in excess channel inventory heading into 2024.

As demand softened, dealers responded with reduced order flow and the Company began scaling back production to allow for inventory reductions in the dealer channel. The Company believes its channel inventory is currently at an appropriate level given demand expectation, however, overall production is significantly less than our manufacturing capacity, thus negatively impacting fixed cost absorption and gross profit margins.

Interest rates. Short-term interest rates play an important role in the marine industry as they are a large determinant of inventory carrying costs for dealers and financing costs for consumers. As discussed above, boat dealers typically purchase boats from the Company using credit supplied by third-party financial institutions. Thus, the value of the inventory incurs a carrying costs, or interest cost, each month. Since the financial crisis in 2008, the U.S. market has enjoyed historically low interest rates, which have been a key support factor for the housing, auto, and other large/financed purchases, including large discretionary items like recreational vehicles and boats. In response to rapid inflation following the strong post-pandemic economic conditions, the Federal Reserve began quickly raising short-term borrowing rates in early 2022 from near-zero to over 5% by mid-2023, and have since modestly reduced rates into the mid-4% range.

The rapid pace of interest increases had a negative impact on the marine industry. Not only did the interest rate used in calculating dealer carrying costs increase dramatically, the “borrowing base” increased as well due to the large prices increases in the preceding years; thus while the units of boats in dealer inventories increased, the impact was worsened because the outstanding balances on their floorplan financing had risen with the value of the boats purchased. The rise in interest rates also had a negative impact on consumers who financed the purchase of their boats, as higher rates translate into higher monthly payments. The increased cost of boat ownership and sentiment around higher interest rates potentially causing a recession (and the potential for lower rates in the future) are also believed to have negatively impacted consumer demand for boats.

Competition

The recreational boat manufacturing market remains highly fragmented, although some publicly traded companies own a diversified group of recreational boat brands. We estimate that the U.S. boat manufacturing industry includes nearly 100 sport/pleasure boat producers with significant unit production, with a large number representing small, privately held companies with varying degrees of professional management and manufacturing skill. Within this fragmented market, there are many categories of size and boat type, which can make market share data somewhat difficult to compare given the subjectivity of criteria and “market share” definition and parameters. For illustrative purposes, the Company estimates overall its (and other leading companies’) U.S. market share by key categories and sizes as follows, according to Statistical Surveys, Inc. during the latest reported year ended September 30, 2024):

●	The top five sterndrive model manufacturers of boats in lengths from 21 to 34 feet, which includes Marine Products’ Chaparral brand, have a combined market share of approximately 85%; Marine Products’ Chaparral brand was the second largest of these brands with a share of approximately 23% of this category.
●	The top five outboard model manufacturers of boats in lengths from 18 to 36 feet, which includes Marine Products’ Robalo and Chaparral (outboard only) brands, have a combined market share of approximately 35%; Robalo is the fourth largest brand of outboard boats in the United States with a market share of 4.3%, and when combined with Chaparral outboards, the Company holds the fourth highest position in the outboard market of this size range, with a market share of approximately 6%.

Our highly fragmented industry has intense competition for customers, dealers and boat show exhibition space. There is significant competition both within geographic and product/category markets we currently serve and in new markets that we may enter. Marine Products’ brands compete with several large national or regional manufacturers that have substantial financial, marketing and other resources. Such competitors include Brunswick Corporation, Sea Hunt Boats, Malibu Boats, Inc., Mastercraft Boat Holdings, Inc. and Regal Marine Industries, Inc. However, we believe that our corporate financial strength and infrastructure, combined with our design, production, and marketing capabilities and nationwide sales presence enable us to compete effectively against these companies. We compete on the basis of responsiveness to customer needs, the quality and range of models offered, and the competitive pricing of those models. Additionally, Marine Products faces general competition from all other recreational businesses seeking to attract consumers’ leisure time and discretionary spending dollars.

Strategy

The Company has historically aimed to grow its boat sales, net sales and market share by differentiating our product lines through industry-leading feature innovations and designs. To achieve these objectives, we plan to execute strategic investments, both organic and potential M&A, that we believe will increase our scale, enhance our product offering, and improve our profitability and cash flow. In assessing MPX’s strategy, financial condition and operating performance, management generally reviews results and trends related to sales, plant utilization, pricing, cost structure, profitability, cash flows and the return on our invested capital. We also monitor industry-wide and general macro-economic factors that impact dealer order activity.

Our key strategies can be broken down into 3 categories: operating, growth and capital allocation.

Operating strategy

●	Drive a culture of highly engaged, empowered, and appropriately incentivized employees
●	Focus on high-quality, stylish, innovative and differentiated powerboats for our dealers and retail consumers
●	Actively manage our manufacturing schedules and dealer order backlog to align production with expected demand
●	Maintain a flexible, variable cost structure which can be adjusted quickly to respond to changing demand
●	Support our dealers with competitive promotional and incentive programs to drive sales activity; in addition, provide sales education and technical training to enhance dealer effectiveness, customer satisfaction and retention

Growth strategy

●	Increase market share by expanding dedicated sales, marketing and distribution systems
●	Invest in innovation and manufacturing capabilities to maintain or grow our category leadership positions
●	Explore potential acquisitions that could increase our scale, strengthen certain geographic presences, expand our product line and brand portfolio, and deliver attractive financial returns

Capital allocation strategy

●	Maintain a conservative and low-cost capital structure, with minimal use of debt financing, to sustain operational strength and liquidity during industry downturns
●	Balance the use of cash invested in the Company (both organic and potential M&A) and returned to stockholders with strong alignment of management and shareholder interests; given the limited common stock float, the Company has not typically been an active repurchaser of its shares on the open market
●	Continue paying regular quarterly dividends; though we do not currently intend to steadily grow the regular dividend, if we do not use our significant cash balance to make acquisitions, we may continue to periodically pay special dividends

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

The EPA has adopted regulations stipulating that many marine propulsion engines meet an air emission standard that requires fitting a catalytic converter to the engine. These regulations also require, among other things, that the engine manufacturer provides a warranty that the engine meets EPA emission standards. The engines used in Marine Products’ Chaparral and Robalo product lines are subject to these regulations. These regulations are similar to regulations adopted by the California Air Resources Board in 2007 but apply to all U.S. states and territories. These regulations have increased the cost to manufacture the majority of the Company’s boat products. Compliance with these EPA regulations has increased Marine Products’ cost and may also reduce Marine Products’ net sales, because the increased cost of owning a boat may force consumers to buy a smaller or less expensive boat.

Human Capital

The table below shows the number of employees at December 31, 2024 and 2023:

At December 31,	2024	2023
Employees	617	690

The recreational boating industry is cyclical and therefore headcount is subject to change based on production levels which are a function of dealer and consumer demand. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Workplace Inclusion - The Company’s workforce reflects the diversity of the community in which it operates. Our dedicated team of employees work toward a common purpose. We provide employment in a small community which we have supported as the largest employer since 1976 under the same management. Our company is strong in its values, relationships and consistency in management. The Board of Directors has a human capital and compensation committee that, among other things, monitors compliance with applicable non-discrimination laws related to race, gender and other protected classes. The Committee provides quarterly reports to the Board, including discussion of any significant compliance matters.

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

The Company provides a health insurance option that includes a local primary care physician who provides immediate care or medical consultation to most employees at a reduced or no cost, as well as certain maintenance medications at a reduced or no cost. Under this program, an employee with a health concern visits the physician’s office, which is close to our manufacturing facilities, and either receives care or is referred to another facility for testing or additional care. We believe that this program improves employee well-being by facilitating their access to health care.

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

Inflation

New boat buyers typically finance their purchases. The Company believes that the 2022 and 2023 increases in interest rates (which is generally linked to higher inflation) have reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases. Higher interest rates also impact our dealers, as their boat purchases are financed and they bear much of the carrying costs of holding inventories. Lastly, the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest costs as part of our dealer sales incentive programs.

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

Marine Products Relies Upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers.

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2025 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Marine Products’ Financial Condition and Operating Results may be Adversely Affected by Boat Dealer Defaults.

The Company’s products are sold through independent dealers, and the financial health of these dealers is critical to the Company’s continued success. The Company’s results can be negatively affected if a dealer defaults because Marine Products or its subsidiaries may be contractually required to repurchase inventory up to certain limits, although for business reasons, the Company may decide to purchase additional boats in excess of this contractual obligation.

Marine Products’ Sales are Affected by Weather Conditions, Which May Involve Long-Term Impact from Global Warming.

Marine Products’ business is subject to weather patterns that may adversely affect its sales. For example, drought conditions, or merely reduced rainfall levels, or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in some locations. Hurricanes and other storms could cause disruptions to our operations or damage to our boat inventories and manufacturing facilities. Global warming may continue to worsen the impact of extreme weather conditions.

Marine Products’ Single Operational Location Creates Risk for its Sales, Profits and the Value of its Assets.

Marine Products’ manufacturing operations are conducted in a single location in Nashville, Georgia. To support our operations, several of our suppliers have also established facilities close to our manufacturing facility to provide timely delivery of fabricated components. Catastrophic weather, civil unrest, fires, natural disasters or other unanticipated events beyond our control may disrupt both our and our suppliers’ ability to conduct manufacturing operations or transport our finished boats to our dealer network. We do not own or have access to alternate manufacturing locations. In the event of such events or conditions, we may incur damage to our work-in-process and finished goods inventory and will incur impairment charges to the value of that inventory. Furthermore, our sales and profits may be adversely affected during and immediately after such events or conditions due to our inability to manufacture and deliver boats to our dealer network.

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

Increasing Expectations from Customers, Investors and Other Stakeholders Regarding Our Environmental, Social and Governance (ESG) Practices may Affect Our Business, may Create Additional Costs for Us, or Expose Us to Related Risks.

Many companies are receiving greater attention from stakeholders regarding their ESG practices, as well as their oversight of relevant ESG issues. The various stakeholders are placing growing importance on our potential environmental and social issue risk exposure and the impact of our choices. This trend appears likely to continue. Increased focus on ESG and related decision-making may negatively impact us as customers, investors and other stakeholders may choose not to work with us or reallocate capital or decline to make an investment as a result of their assessment of our ESG practices. Companies that do not comport with, or do not adapt to, these evolving investor and stakeholder ESG-related expectations and standards, or that are assessed as not having responded appropriately to the growing focus on ESG matters, may have their brand and reputation harmed, and we or our stock price may be adversely affected even though we may be in full compliance with all relevant laws and regulations.

Marine Products purchases materials and components for boat production, as well as conducts business internationally; these aspects of our business could be affected by tariffs.

Boat production entails the purchase of fiberglass and other raw materials, as well as electrical components, small parts, and aluminum trailers to transport boats. These purchases are often made from international suppliers, from distributors who procure these items overseas, or from domestic manufacturers who rely on imported raw materials to manufacture their products. Potential implementation of tariffs on US trade partners could cause the prices of the items and materials to increase, which could result in us raising prices to our customers, and those efforts may or may not be successful. Marine Products also sells boats to dealers in other countries, including Canada, and a tariff-related trade war with retaliatory tariffs could make our products more expensive in those markets or cause delays in ordering our products.

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

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes Gary W. Rollins, Pamela R. Rollins, Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control (the “Controlling Group”), controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors and independent nominating and compensation committees.

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 70% of Marine Products’ outstanding shares of common stock as of February 14, 2024. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third-party from acquiring control of Marine Products at a premium.

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

Provisions in Marine Products’ Certificate of Incorporation and Bylaws may Inhibit a Takeover of Marine Products.

Marine Products’ certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for stockholder proposals and director nominations, and staggered terms of office for the Board of Directors, unless the shareholders approve the proposed Charter amendment to declassify the Board at the upcoming shareholders meeting. These provisions may make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive.

Risks Related to Digital Operations, Cybersecurity and Business Disruption

Our Operations Rely on Digital Systems and Processes That are Subject to Cyber-Attacks or Other Threats That Could Have a Material Adverse Effect on our Business, Consolidated Results of Operations and Consolidated Financial Condition.

Our operations are dependent on digital technologies and services. We use these technologies and services for internal purposes, including data storage, processing and transmissions, and manufacturing robotics, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks, both from internal and external threats. Internal threats in cybersecurity are caused by the misuse of access to networks and assets by individuals within the Company by maliciously or negligently disclosing, modifying or deleting sensitive information. Individuals within the Company include current employees, contractors and partners. External threats in cybersecurity are caused by unauthorized parties attempting to gain access to our networks and assets by exploiting security vulnerabilities or through the introduction of malicious code, such as viruses, worms, Trojan horses and ransomware. In response to the risk of cyber-attacks, we regularly review and update processes to prevent unauthorized access to our networks, information technology assets and misuse of data. We provide security awareness training for appropriate employees and closely manage the information system accounts and privileges of all employees and contractors. We also maintain an up-to-date incident response plan to quickly address cybersecurity incidents. We have experienced unsuccessful cyber-attack attempts to gain unauthorized access to our network. To date, these attacks have not had a material impact on our operations.

If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data, as well as, interruption of our business operations and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. In addition, we may not have adequate insurance coverage to compensate for losses from any of the risks listed herein, our existing insurance coverage may not continue to be available on acceptable terms or at all, and our insurers may deny coverage as to any future claims. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Marine Products approaches cybersecurity as an enterprise-wide risk and has created a Cybersecurity Risk and Compliance Program that outlines governance programs in place and outlines efforts undertaken to mitigate cyber risks. We have implemented policies and processes designed to detect, prevent, and respond to cybersecurity incidents. To help guide its overall program, the Company uses the Center for Internet Security (“CIS”) Controls framework to provide best practices for securing IT systems and data. We have implemented a majority of version 8.0 of the CIS Controls which supports a Zero Trust architecture.

The Company has several security policies that are published and accessible to all employees. All these policies are reviewed annually and updated as needed to address emerging risks or gaps in compliance. Marine Products has not experienced a material cybersecurity incident to date. If a material cybersecurity breach occurs, the incident will be reviewed to determine if further escalation is appropriate. Any incident assessed as potentially being or becoming material will immediately be escalated for further assessment and reported to designated members of our executive leadership team and if deemed necessary, the Board of Directors, outside legal counsel and our independent registered public accounting firm, as appropriate, including on materiality analyses and disclosure matters, to make the final materiality determination regarding disclosure and other compliance decisions. The Company has a periodic touchpoint with all third-party information technology service providers to identify materials risks from cybersecurity threats.

The Company maintains a cyber liability insurance policy that is designed to cover certain expenses, business losses, business interruption, and fines and penalties associated with data breach or other similar incidents. Cyber liability insurance also provides coverage in the event of a ransomware attack. Our cyber risk coverage includes assistance in the timely remediation of material cyberattacks and incidents.

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

Governance

Role of the Board

On an annual basis, the Board reviews and approves the overall enterprise risk management approach and processes implemented by management to identify, assess, manage, and mitigate risk. The Board has delegated its responsibility for oversight of the Company’s cybersecurity and information security framework and risk management to the Audit Committee. The Audit Committee receives information and updates at least quarterly and actively engages with senior leaders with respect to the effectiveness of the Company’s cybersecurity and information security framework, data privacy, and risk management. In addition, the Audit Committee receives reports summarizing threat detection and mitigation plans, audits of internal controls, training and certification, and other cyber priorities and initiatives, as well as timely updates from senior leaders on material incidents relating to information systems security, including cybersecurity incidents. The Audit Committee includes members with experience in risk management including cybersecurity.

Role of Management

Company management has established a Cybersecurity Governance Committee that is comprised of the Information Technology Manager and senior members of management. The Committee meets periodically to discuss cybersecurity program updates and challenges, watch for potential threats from both external and internal sources, monitor compliance in existing or emerging business practices, and respond to stakeholder inquiries. The Information Technology department is comprised of professionals with extensive expertise and led by its manager with over 20 years of experience in network security, cybersecurity and enterprise risk management. The manager is continuously monitoring trends and stays current with the various cybersecurity threats and related mitigation opportunities. The Company periodically engages a third-party service provider to perform an external vulnerability scan of the Company network to identify known threats and to date no critical vulnerabilities have been identified during these assessments.

Item 2. Properties

Marine Products’ corporate offices are in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $4,500 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30-day notice.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 14, 2025, there were 34,961,460 shares of common stock outstanding and approximately 7,800 beneficial holders of our Company’s common stock.

Issuer Purchases of Equity Securities

The Company has a stock buyback program initially adopted in 2001 and subsequently amended in 2013 and 2019 that authorized the repurchase of 8,250,000 shares, in the aggregate, in the open market. The Company did not repurchase any shares under this program in 2024 and 2023. There are 1,570,428 shares that remain available for repurchase as of December 31, 2024. The program does not have a predetermined expiration date.

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

The Company was a component of the Russell 2000 during 2024. The Russell 2000 is a stock index measuring the performance of the small-cap segment of the US equity universe. The components of the index had a weighted average market capitalization in 2024 of $3.6 billion, and a median market capitalization of $987 million. The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks.

The graph below assumes the value of $100.00 invested on December 31, 2019.

	December 31,
Company/Index	2019	2020	2021	2022	2023	2024

Marine Products Corporation Common Stock	100	104	92	91	92	83
Peer Group	100	138	183	132	168	117
Russell 2000 Index	100	120	138	110	128	143

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” in Part I included in this Form 10-K. Discussions of 2023 items and year-to-year comparisons of 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which Item is incorporated herein by reference.

Overview

Consolidated net sales decreased 38.4% to $236.6 million in 2024 due primarily to a 40% decrease in unit sales to dealers partially offset by a positive price/mix of 2%. Gross profit decreased to $45.5 million in 2024, from $90.4 million in 2023. Operating income decreased to $18.3 million in 2024, from $49.2 million in the prior year. Net income decreased to $17.9 million in 2024, from $41.7 million in the prior year. Diluted earnings per share was $0.50 for 2024, down from $1.21 for 2023. These results reflected lower demand as our dealers sought to reduce inventories after strong demand immediately after Covid-19. While the Company made significant efforts in 2023 and 2024 to reduce costs and align production to a lower demand level, profit margins contracted due to increased promotional expenses and the negative impact of fixed costs coupled with the sales decline.

Outlook

We believe that the strong retail demand for new recreational boats which began in 2020 with the onset of the COVID-19 pandemic has subsided and has now normalized. Higher selling prices for boats following rapid inflation and rising interest rates have also both contributed to higher costs of boat ownership, further curbing consumer demand. We have adjusted production levels to more closely align with expected demand, however this reduction has resulted in reduced fixed cost absorption and negatively impacted our profit margins.

Our financial results during 2025 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs in light of reduced production levels. While interest rates have begun to decrease, the Company believes it may take further interest rate relief to drive increased consumer appetite for new boat purchases. The Company is actively monitoring dealer inventories and order patterns for an uptick in demand, at which point we may increase production schedules. Management believes sales comparisons to the prior year could begin to turn positive in the second half of 2025.

How We Evaluate our Operations

We use Earnings per share, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), EBITDA margin and Free cash flow, non-GAAP financial measures, to evaluate and analyze the Company’s operating performance. We believe that presenting EBITDA and EBITDA margin enables a comparison of our operating performance consistently over various time periods without regard to changes in our capital structure. In addition, we believe that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating Marine Products’ liquidity. Marine Products’ definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, since the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions, if any.

EBITDA and EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, net income margin, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Similarly, free cash flow should be considered in addition to, rather than as a substitute for, GAAP presentation of net cash provided by operating, investing and financing activities, as a measure of our liquidity.

See section titled Non-GAAP Financial Measures for a reconciliation of EBITDA to net income and EBITDA margin to net income margin, the most directly comparable financial measures calculated and presented in accordance with GAAP and a reconciliation of Free Cash Flow to Operating Cash Flow, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

	Years ended December 31,
(in thousands, except per share and number of boats sold)	2024	2023	2022
Net sales	$236,555	$383,729	$380,995
Cost of goods sold	191,057	293,350	287,278
Selling, general and administrative expenses	27,376	43,213	41,921
Gain on disposition of assets, net	(144)	(2,036)	—
Interest income, net	2,876	2,860	338
Income tax provision	3,289	10,367	11,787
Net income	$17,853	$41,695	$40,347

Net income margin	7.5%	10.9%	10.6%
Earnings per share	$0.50	$1.21	$1.18
Cash flow from operating activities	$29,526	$56,846	$49,348

Total number of boats sold	2,492	4,139	4,331
Average gross selling price per boat	$85.7	$82.4	$76.8

Non-GAAP financial measures:
EBITDA	$21,052	$51,618	$53,701
EBITDA margin	8.9%	13.5%	14.1%
Free cash flow	$24,930	$46,672	$46,848

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Sales. Marine Products’ net sales decreased by $147.2 million, or 38.4% ,to $236.6 million in 2024 compared to $383.7 million in 2023. The change in net sales in 2024 compared to the prior year was primarily due to a 40% decrease in unit sales volume partially offset by a positive price/mix change of 2%. Dealers continued to tightly manage their inventories in the face of elevated floor plan carrying costs and soft consumer demand. The Company’s quarterly sales decreases in the current year compared to the prior year became less pronounced as 2024 progressed. Management expects year-over-year sales comparisons to be generally flat in the near-term, with potential for growth in the second half of 2025.

In 2024, net sales outside of the United States accounted for 5.6% of net sales compared to 5.9% of net sales in the prior year.

Cost of Goods Sold. Cost of goods sold decreased 34.9% in 2024 compared to 2023 due to lower materials expense and labor costs. As a percentage of net sales, cost of goods sold increased to 80.8% in 2024 compared to 76.4% in 2023 primarily due to lower sales volumes and associated manufacturing cost inefficiencies, as well as higher promotional expenses compared to the prior year. Production schedules and labor costs have been adjusted to more closely align with reduced demand. The Company intends to monitor order patterns and maintain these reduced production levels until more definitive signs of increased demand develop.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $15.8 million or 36.6% in 2024 compared to 2023. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense, as well as a decrease in pension expense in comparison to the prior year. In 2023, selling, general and administrative expenses also included a non-cash pension settlement charge of $2.4 million. Selling, general and administrative expenses were 11.6% of net sales in 2024 compared to 11.3% in 2023.

Gain on disposition of assets, net. Gain on disposition of assets, net for 2024 was $144 thousand compared to $2.0 million for 2023. In 2023, gains on disposition of assets included a $1.8 million gain related to a real estate transaction.

Interest Income, net. Interest income, net was unchanged at $2.9 million in both 2024 and 2023. Marine Products generated interest income from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, primarily related to fees on the unused portion of the facility.

Income Tax Provision. The income tax provision decreased to $3.3 million in 2024 from $10.4 million in 2023. The effective tax rate reflects an income tax provision of 15.6% in 2024 compared to 19.9% in 2023. The decrease in the 2024 effective tax rate is primarily due to the stronger impact of favorable permanent and discrete adjustments on a decreased pretax income, coupled with increased tax credits, including credits related to the Company’s solar panel installation at its manufacturing site in Nashville, Georgia.

Net income and diluted earnings per share. Net income decreased to $17.9 million in 2024, or $0.50 diluted earnings per share, from net income of $41.7 million in 2023, or $1.21 diluted earnings per share. Net income margin was 7.5% in 2024 compared to 10.9% in 2023. The decline in 2024 was primarily due to lower revenues and gain of disposition of assets, net.

EBITDA and EBITDA margin. EBITDA was $21.1 million in 2024 compared to $51.6 million in 2023. EBITDA margin was 8.9% in 2024 compared to 13.5% in 2023.

Net cash provided by operating activities and Free cash flow. Net cash provided by operating activities and Free cash flow decreased in 2024 primarily due to lower net income partially offset by favorable working capital changes. Free cash flow was also positively impacted by a decrease in capital expenditures in 2024 compared to the prior year.

Non-GAAP Financial Measures

Reconciliation of GAAP and non-GAAP Financial Measures

Marine Products has disclosed non-GAAP financial measures of EBITDA, EBITDA margin and free cash flow in the Results of Operations section above. These measures should not be considered in isolation or as a substitute for performance or liquidity measures prepared in accordance with GAAP.

A non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that either 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

The following are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Years ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of Net Income to EBITDA
Net income	$17,853	$41,695	$40,347
Adjustments:
Add: Income tax provision	3,289	10,367	11,787
Add: Depreciation and amortization	2,786	2,416	1,905
Less: Interest income, net	2,876	2,860	338
EBITDA	$21,052	$51,618	$53,701

Net sales	$236,555	$383,729	$380,995

Net income margin (1)	7.5%	10.9%	10.6%

EBITDA margin (1)	8.9%	13.5%	14.1%
(1)	Net income margin is calculated as net income divided by net sales. EBITDA margin is calculated as EBITDA divided by net sales.

(Unaudited)	Years ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$29,526	$56,846	$49,348
Capital expenditures	(4,596)	(10,174)	(2,500)
Free cash flow	$24,930	$46,672	$46,848

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $52.4 million at December 31, 2024, $72.0 million at December 31, 2023 and $43.2 million at December 31, 2022. The following table sets forth the historical cash flows for the twelve months ended December 31:

	Years ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$29,526	$56,846	$49,348
Net cash used for investing activities	(4,433)	(7,871)	(2,500)
Net cash used for financing activities	(44,666)	(20,194)	(17,779)

Cash provided by operating activities in 2024 decreased by $27.3 million compared to 2023, primarily due to the decrease in net income. In addition, working capital was a source of cash of $6.0 million in 2024 compared to a source of cash of $13.7 million in the prior year. Working capital was a source of cash in 2024 due primarily to a net favorable change of $11.7 million in inventory, partially offset by a net unfavorable change in other components of working capital. The net favorable change in inventory during 2024 was due primarily to the decrease in production during 2024 in comparison to the prior year. The changes in the other components of working capital were consistent with the decrease in net sales and lower production levels as well as the timing of payments and receipts.

Cash used for investing activities in 2024 decreased $3.4 million in comparison to 2023 due to lower capital expenditures in 2024. Key capital investment projects in 2024 included the solar panel installation at the Company’s production site, and in 2023 included warehouse expansions and transportation equipment purchases.

Cash used for financing activities in 2024 increased $24.5 million compared to 2023 primarily due to higher dividends paid to common shareholders, including a special dividend of $0.70 per share ($24 million) paid during the second quarter of 2024.

Cash Requirements

Management expects that capital expenditures during 2025 will be approximately $3.2 million.

The Company participated in a multiple employer Retirement Income Plan (“Plan”), sponsored by RPC. During 2023, the Plan was fully terminated through a liquidation of the assets held in a trust.

The Company has a stock buyback program initially adopted in 2001 and subsequently amended in 2013 and 2019 that authorized the aggregate repurchase of 8,250,000 shares in the open market. The Company did not repurchase any shares under this program in 2024 and 2023. There are 1,570,428 shares that remain available for repurchase as of December 31, 2024. The program does not have a predetermined expiration date.

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances will be distributed between 12 and 24 months after termination. The Company is currently evaluating its funding options and timing to distribute participant balances.

On January 28, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.14 per common share payable March 10, 2025 to stockholders of record at the close of business on February 10, 2025. Subject to industry conditions and Marine

Products’ earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

Effective October 1, 2023, the Company began recording short-term cash incentive compensation expense to certain non-executive employees in an annual amount equal to nine percent of pre-tax profit (PTP incentive), defined as pretax income before goodwill adjustments and certain allocated corporate expenses. Through the third quarter of 2023, this PTP incentive was 16% in the aggregate per year and was subject to either a contractual arrangement or a discretionary determination. The PTP incentive under a contractual agreement with one employee, in the amount of seven percent per year, was discontinued as of September 30, 2023. Management expects this reduction to continue to favorably impact operating cash flow in future periods.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a qualifying dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company had no material repurchases of dealer inventory in 2024 and 2023. See further information regarding repurchase obligations in the note titled Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

In 2024, the Company entered into a three-year floor plan financing agreement with a single third-party lender which will be phased in beginning in the first quarter of 2025 to replace a majority of the existing agreements with the current third-party lenders. The agreement is substantially similar to the current arrangements with the existing third-party floor plan lenders and provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement.

The Company believes that the liquidity provided by existing cash, cash equivalents, its overall strong capitalization and cash generated by operations will be sufficient to meet the Company’s requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. The Company also has a revolving line of credit facility to increase its flexibility for managing its investment in its working capital or for funding other purposes.

The revolving credit agreement with Truist Bank provides a credit facility of $20.0 million which is scheduled to mature on November 12, 2026. The facility includes (i) a $5 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35 million and adjusted EBITDA (as calculated under the Credit Agreement) over the most recently completed twelve-month period. The revolving credit facility includes a full and unconditional guarantee by the Company and its consolidated domestic subsidiaries and is subject to certain financial and other customary covenants. As of December 31, 2024, the Company had no outstanding borrowings under the revolving credit agreement.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, amounts related to the usage of corporate aircraft and other long-term liabilities. For additional information with respect to MPC’s contractual obligations, see notes titled Notes Payable to Banks, Commitments and Contingencies, and Leases in the Notes to the Consolidated Financial Statements.

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

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of their boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition, subject to normal wear and tear, in exchange for the Company’s assumption of the debt obligation on those boats, as contractually defined by each lender. The Company had no material repurchases of dealer inventory under contractual agreements during 2024 and 2023.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2024, the Company believes the fair value of its guarantee liability is immaterial. See further information regarding repurchase obligations in the note titled Commitments and Contingencies in the Notes of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $19.6 million as of December 31, 2024. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $5.4 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $25.0 million as of December 31, 2024. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts.

Related Party Transactions

See the note titled Related Party Transactions in the Notes to the Consolidated Financial Statements for a description of certain related party transactions.

Critical Accounting Estimates

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

Sales incentives and discounts

The Company sells its boats through its network of independent dealers and recognizes revenues from contracts with its customers based on the consideration received in exchange for the goods sold. The Company records incentives as a reduction of sales. Using historical trends and management estimates, adjusted for current changes, the Company estimates the amount of incentives that will be paid in the future on boats sold and accrues an estimated liability. The Company offers various incentives that promote sales to dealers and, to a lesser extent, retail customers. These incentives are designed to encourage timely replenishment of dealer inventories after peak selling seasons, stabilize manufacturing volumes throughout the year, and improve production model mix. The dealer incentive programs are a combination of annual volume commitment discounts, and additional discounts at the time of invoice for those dealers who do not finance their inventory through specified floor plan financing agreements. The annual dealer volume discounts are primarily based on July 1 through June 30 model year purchases. In addition, the Company offers at various times other time-specific or model-specific incentives.

The factors that complicate estimating the cost of incentives are the ability to estimate incentive payments of the Company, the volume and timing of inventory financed by specific dealers, and the notification of boats sold subject to certain incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and adjusts recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 9.2% in 2024, 7.3% in 2023, and 5.6% in 2022. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2024 would have increased or decreased net sales, gross margin and operating income by approximately $0.5 million.

Warranty costs

The Company records as part of selling, general and administrative expenses an experience-based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. Additionally, we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements. Our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, manufacturing defects or issues, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.5% in 2024, 1.5% in 2023 and 1.5% in 2022. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2024 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.2 million.

Impact of Recent Accounting Pronouncements:

See the note titled Significant Accounting Policies in the Notes to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit agreement. As of December 31, 2024, there were no outstanding interest-bearing advances under our credit facility which bore interest at a floating rate.

Marine Products has no derivative financial instruments which could expose the Company to significant market risk. Marine Products maintains investments primarily in money market funds which are not subject to material interest rate risk exposure. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2024 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2024.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2024, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 31.

/s/ Ben M. Palmer	/s/ Michael L. Schmit
Ben M. Palmer	Michael L. Schmit
President and Chief Executive Officer	Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued future warranty costs

As described further in Note 1 to the consolidated financial statements, the Company provides a lifetime limited structural hull warranty, a five-year structural deck warranty, and a one-year limited warranty to the original owner for all boats sold to dealers. The Company estimates the cost of future warranty claims at the time of sale of the boat based on historical claims experience. The estimate may subsequently be adjusted based on qualitative considerations, such as identified manufacturing defects. We identified the accrued future warranty costs ("warranty liability") as a critical audit matter.

The principal consideration for our determination that the warranty liability is a critical audit matter is the higher degree of estimation uncertainty related to the Company’s warranty liability. The estimation uncertainty and subjectivity in determining the liability resulted in the need for significant auditor judgment when assessing the reasonableness of the estimate.

Our audit procedures related to this matter included the following, among others:

●	We tested the design and operating effectiveness of management’s review control over the warranty liability.
●	We tested the process used to determine the warranty liability, which included agreeing a sample of claims to source documents.
●	We compared the Company’s prior year warranty liability related to future warranty costs in the current year to actual claims paid in the current year to evaluate the historical reasonableness of the Company’s estimate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

February 28, 2025

CONSOLIDATED BALANCE SHEETS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except share information)

December 31,	2024	2023
ASSETS
Cash and cash equivalents	$52,379	$71,952
Accounts receivable, net of allowance for credit losses of $11 in 2024 and $11 in 2023	4,176	2,475
Inventories	49,960	61,611
Income taxes receivable	439	361
Prepaid expenses and other current assets	3,040	2,847
Total current assets	109,994	139,246
Property, plant and equipment, net of accumulated depreciation of $34,409 in 2024 and $32,789 in 2023	24,247	22,456
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	9,729	8,590
Retirement plan assets	18,489	15,379
Other long-term assets	5,015	4,358
Total assets	$171,247	$193,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$5,499	$6,071
Accrued expenses and other liabilities	13,425	16,496
Total current liabilities	18,924	22,567
Retirement plan liabilities	21,667	17,998
Other long-term liabilities	1,653	1,649
Total liabilities	42,244	42,214
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,707,304 shares in 2024 and 34,466,726 shares in 2023	3,471	3,447
Capital in excess of par value	—	—
Retained earnings	125,532	148,141
Total stockholders’ equity	129,003	151,588
Total liabilities and stockholders’ equity	$171,247	$193,802

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except per share data)

Year ended December 31,	2024	2023	2022
Net sales	$236,555	$383,729	$380,995
Cost of goods sold	191,057	293,350	287,278
Gross profit	45,498	90,379	93,717
Selling, general and administrative expenses	27,376	43,213	41,921
Gain on disposition of assets, net	(144)	(2,036)	—
Operating income	18,266	49,202	51,796
Interest income, net	2,876	2,860	338
Income before income taxes	21,142	52,062	52,134
Income tax provision	3,289	10,367	11,787
Net income	$17,853	$41,695	$40,347

Earnings per share
Basic	$0.50	$1.21	$1.18
Diluted	0.50	1.21	1.18

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Year ended December 31,	2024	2023	2022
Net income	$17,853	$41,695	$40,347
Other comprehensive income, net of taxes:
Pension settlement and adjustment	—	1,995	581
Comprehensive income	$17,853	$43,690	$40,928

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2021	33,993	$3,399	$—	$97,702	$(2,576)	$98,525
Stock issued for stock incentive plans, net	285	29	2,678	—	—	2,707
Stock purchased and retired	(60)	(6)	(2,678)	1,982	—	(702)
Net income	—	—	—	40,347	—	40,347
Pension adjustment, net of taxes	—	—	—	—	581	581
Cash dividends ($0.50 per share)	—	—	—	(17,077)	—	(17,077)
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381
Stock issued for stock incentive plans, net	318	32	3,679	—	—	3,711
Stock purchased and retired	(69)	(7)	(3,679)	2,776	—	(910)
Net income	—	—	—	41,695	—	41,695
Pension adjustment, net of taxes	—	—	—	—	1,995	1,995
Cash dividends ($0.56 per share)	—	—	—	(19,284)	—	(19,284)
Balance, December 31, 2023	34,467	$3,447	$—	$148,141	$—	$151,588
Stock issued for stock incentive plans, net	328	33	4,195	—	—	4,228
Stock purchased and retired	(88)	(9)	(4,195)	3,271	—	(933)
Net income	—	—	—	17,853	—	17,853
Cash dividends ($1.26 per share)	—	—	—	(43,733)	—	(43,733)
Balance, December 31, 2024	34,707	$3,471	$—	$125,532	$—	$129,003

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Year ended December 31,	2024	2023	2022
OPERATING ACTIVITIES
Net income	$17,853	$41,695	$40,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,786	2,416	1,905
Stock-based compensation expense	4,228	3,711	2,707
Gain on disposition of assets, net	(144)	(2,036)	—
Deferred income tax provision	(1,139)	(3,126)	(1,798)
Pension settlement loss	—	2,363	1,180
(Increase) decrease in assets:
Accounts receivable	(1,701)	2,865	(2,078)
Income taxes receivable	(78)	(333)	(18)
Inventories	11,651	11,404	246
Prepaid expenses and other current assets	(193)	792	(614)
Other long-term assets	(3,767)	(5,658)	2,675
Increase (decrease) in liabilities:
Accounts payable	(572)	(2,179)	1,479
Accrued expenses and other liabilities	(3,071)	1,130	4,042
Other long-term liabilities	3,673	3,802	(725)
Net cash provided by operating activities	29,526	56,846	49,348

INVESTING ACTIVITIES
Capital expenditures	(4,596)	(10,174)	(2,500)
Proceeds from sale of assets	163	2,303	—
Net cash used for investing activities	(4,433)	(7,871)	(2,500)

FINANCING ACTIVITIES
Payment of dividends	(43,733)	(19,284)	(17,077)
Cash paid for common stock purchased and retired	(933)	(910)	(702)
Net cash used for financing activities	(44,666)	(20,194)	(17,779)

Net (decrease) increase in cash and cash equivalents	(19,573)	28,781	29,069
Cash and cash equivalents at beginning of period	71,952	43,171	14,102
Cash and cash equivalents at end of period	$52,379	$71,952	$43,171

Supplemental information:
Income tax payments, net	$4,476	$13,911	$13,022

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

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

The Company has one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer nor any group of dealers owned by the same parent company accounted for 10% or more of net sales during 2024, 2023 or 2022. Net sales to the Company’s international dealers were approximately $13.3 million in 2024, $22.5 million in 2023, and $25.6 million in 2022.

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

Preferred Stock

Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2024, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, and exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Sales Recognition

Marine Products recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the goods sold. See the note titled Net Sales for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. The Company had prepaid expenses related to unamortized product brochure costs of $145 thousand as of December 31, 2024 and $117 thousand as of December 31, 2023. Advertising expenses totaled approximately $2.4 million in 2024, $2.3 million in 2023 and $2.1 million in 2022 and are recorded in selling, general and administrative expenses.

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

Accounts Receivable

The majority of the Company’s accounts receivable is due from dealers located in markets throughout the United States. Approximately 69% of Marine Products’ domestic shipments are made pursuant to “floor plan financing” programs in which Marine Products’ subsidiaries participate on behalf of their dealers with various major third-party financing institutions. Under these arrangements, a dealer establishes lines of credit with one or more of these third-party lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products within approximately ten business days. The Company determines its credit loss allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance.

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

Goodwill and Other Intangibles

Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2024 and 2023. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its indefinite – lived trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2024, 2023 and 2022.

Investments

The Company maintains certain securities in the non-qualified Supplemental Executive Retirement Plan that have been classified as trading. See the note titled Employee Benefit Plans for further information regarding these securities.

Warranty Costs

The Company provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferable. Additionally, as it relates to the first subsequent owner, a five-year transferable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer. The Company accrues estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2024 and 2023 is as follows:

(in thousands)	2024	2023
Balance at beginning of year	$7,078	$5,699
Less: Payments made during the year	(4,466)	(4,450)
Add: Warranty provision for the current year	3,681	5,864
Changes to warranty provision for prior years	(65)	(35)
Balance at end of year	$6,228	$7,078

Insurance Accruals

The Company fully insures its risks related to general liability, product liability, vehicle liability and cyber security liability, whereas the health insurance plan, up to a maximum annual claim amount for each covered employee and related dependents, and workers’ compensation are self-funded. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred and may subsequently be revised based on developments relating to such claims.

Research and Development Costs

The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $762 thousand in 2024, $757 thousand in 2023 and $437 thousand in 2022.

Repurchase Obligations

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company accrues estimated losses when a loss, due primarily to the default of one of our dealers, is determined to be probable and the amount of the loss can be reasonably estimated. Such losses were not material for 2024, 2023 or 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

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

Leases

The Company determines at contract inception, if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company has elected not to separate non-lease components from lease components for its leases. Variable lease payments are recognized as expenses when incurred. See the note titled Leases for additional information.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See the note titled Employee Benefit Plans for additional information.

Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See the note titled Employee Benefit Plans for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding are as follows:

(in thousands)	2024	2023	2022
Net income available for stockholders:	$17,853	$41,695	$40,347
Less: Adjustments for earnings attributable to participating securities	(1,108)	(999)	(858)
Net income used in calculating earnings per share	$16,745	$40,696	$39,489

Weighted average shares outstanding (including participating securities)	34,689	34,443	34,183
Adjustment for participating securities	(877)	(834)	(743)
Shares used in calculating basic and diluted earnings per share	33,812	33,609	33,440

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. The Company’s marketable securities, held in the non-qualified Supplemental Executive Retirement Plan (“SERP”), are classified as trading securities. All of these securities are carried at fair value in the accompanying Consolidated Balance Sheets. See the note titled Fair Value Measurements for further information regarding the fair value measurement of assets and liabilities.

Concentration of Suppliers

The Company has three suppliers for the three types of engines it purchases. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued the following Accounting Standards Updates (“ASU”s):

Recently Adopted Accounting Standards:

ASU No. 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require an entity to disclose the title and position of the Chief Operating Decision Maker (CODM) and the significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. The Company has one reportable segment and adopted these provisions in the fourth quarter of 2024. The updated disclosure is reflected in the footnote titled Business Segment.

ASU No. 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to include consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. The Company early adopted these provisions in the fourth quarter of 2024. The updated disclosures are reflected in the footnote titled Income Taxes.

Recently Issued Accounting Standards Not Yet Adopted:

Securities and Exchange Commission (SEC) Final Rules — Climate-related Disclosure. The SEC adopted final rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The new rules require disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements and disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. On April 4, 2024, the SEC stayed its climate disclosure rules to “facilitate the orderly judicial resolution” of pending legal challenges. If litigation is resolved in favor of the SEC, a majority of the final rules are effective for the Company beginning in the year 2026.

ASU 2024-03 — Income Statement (Topic 220): Disaggregation of Income Statement Expenses. The amendments in this ASU require public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

NOTE 2: NET SALES

Accounting Policy

MPC’s contract revenues are generated principally from selling: (1) fiberglass motorized boats and accessories and (2) parts to independent dealers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occurs with the transfer of the title of our boats, accessories, and parts to our dealers. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties (see the note titled Significant Accounting Policies). Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying Consolidated Statements of Operations and the related costs incurred by the Company are included in cost of goods sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Nature of goods

MPC’s performance obligations within its contracts consist of: (1) boats and accessories and (2) parts. The Company transfers control and recognizes revenue on the satisfaction of its performance obligations (point in time) as follows:

●Boats and accessories (domestic sales) — upon delivery and acceptance by the dealer.
●Boats and accessories (international sales) — upon delivery to the shipping port.
●Parts — upon shipment/delivery to carrier.

Payment terms

For most domestic customers, MPC manufactures and delivers boats and accessories and parts ahead of payment — i.e., MPC fulfilled its performance obligations prior to submitting an invoice to the dealer. MPC invoices the customer when the products are delivered and receives the related compensation, typically within seven to ten business days after invoicing. For some domestic customers and all international customers, MPC requires payment prior to transferring control of the goods. These amounts are classified as deferred revenue and recognized when control has transferred, which generally occurs within three months of receiving the payment.

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

Significant judgments

Determining the transaction price — The transaction price for MPC’s boats and accessories is the invoice price adjusted for dealer incentives. Key inputs and assumptions utilized in determining variable consideration related to dealer incentives include:

●Inputs: Current model year boat sales, total potential program incentive percentage, prior model year results of dealer incentive activity (i.e., incentive earned as a percentage of total incentive potential).
●Assumption: Current model year incentive activity will closely reflect prior model year actual results, adjusted as necessary for dealer purchasing trends or economic factors.

Other — Our contracts with dealers do not provide them with a right of return. Accordingly, we do not have any obligations recorded for returns or refunds.

Disaggregation of revenues

The following table disaggregates our sales by major source:

(in thousands)	2024	2023	2022
Boats and accessories	$232,401	$378,321	$375,912
Parts	4,154	5,408	5,083
Net sales	$236,555	$383,729	$380,995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

The following table disaggregates our revenues between domestic and international:

(in thousands)	2024	2023	2022
Domestic	$223,248	$361,221	$355,371
International	13,307	22,508	25,624
Net sales	$236,555	$383,729	$380,995

Contract balances

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)	2024	2023
Deferred revenue	$191	$654

Substantially all of the amounts of deferred revenue as of December 31, 2024 and December 31, 2023 were or will be recognized as sales during the immediately following quarters, when control is transferred.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

(in thousands)
December 31,	2024	2023
Trade receivables	$1,166	$1,348
Other	3,021	1,138
Total	4,187	2,486
Less: allowance for credit losses	(11)	(11)
Net accounts receivable	$4,176	$2,475

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of certain incentives recorded in 2024 together with rebates from suppliers for both 2024 and 2023. Changes in the Company’s allowance for credit losses are disclosed in Schedule II Valuation and Qualifying Accounts.

NOTE 4: INVENTORIES

Inventories consist of the following:

(in thousands)
December 31,	2024	2023
Raw materials and supplies	$29,686	$40,340
Work in process	9,950	10,601
Finished goods	10,324	10,670
Total inventories	$49,960	$61,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

(in thousands)	Estimated
December 31,	Useful Lives	2024	2023
Land	N/A	$1,233	$1,024
Buildings	7-40	26,643	26,069
Operating equipment	3-15	19,368	15,872
Furniture and fixtures	5-7	3,476	3,290
Vehicles	5-10	7,936	8,990
Gross property, plant and equipment		58,656	55,245
Less: accumulated depreciation		(34,409)	(32,789)
		$24,247	$22,456

Depreciation expense was $2.8 million in 2024, $2.4 million in 2023 and $1.9 million in 2022. The Company’s accounts payable for purchases of property and equipment were $116 thousand as of December 31, 2024, $11 thousand as of December 31, 2023 and $4 thousand as of December 31, 2022.

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

(in thousands)
December 31,	2024	2023
Accrued payroll and related expenses	$1,668	$2,591
Accrued sales incentives and discounts	3,110	4,517
Accrued warranty costs	6,228	7,078
Deferred revenue	191	654
Accrued insurance expenses	1,791	820
Other	437	836
Total accrued expenses and other liabilities	$13,425	$16,496

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined at the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of December 31, 2024 and 2023, the Company was in compliance with these covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand in 2021. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of non-current other assets. As of December 31, 2024 and 2023, MPC had no outstanding borrowings under the revolving credit facility.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan origination costs, on the credit facility was $90 thousand in 2024, $90 thousand in 2023 and $90 thousand in 2022. Interest paid was $51 thousand in 2024, $76 thousand in 2023 and $32 thousand in 2022.

NOTE 8: INCOME TAXES

For financial reporting purposes, income before income taxes includes the following component:

(in thousands)
Years ended December 31,	2024	2023	2022
Income before income taxes - Domestic	$21,142	$52,062	$52,134

The following table lists the components of the provision (benefit) for income taxes:

(in thousands)
Years ended December 31,	2024	2023	2022
Current provision:
Federal	$3,986	$12,384	$12,225
State	442	1,109	1,360
Deferred (benefit):
Federal	(1,101)	(3,047)	(1,687)
State	(38)	(79)	(111)
Total income tax provision	$3,289	$10,367	$11,787

The Organization for Economic Co-operation and Development (“OECD”) has released the Base Erosion and Profit Shifting framework 2.0 (“Pillar Two”) to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. As of December 31, 2024, we have no recorded effects for Pillar Two due to our operational jurisdiction being wholly domestic. The United States has not yet enacted legislation to adopt Pillar Two. We will continue to monitor the impact of this legislation going forward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

A reconciliation between the federal statutory rate and Marine Products’ income tax provision and effective tax rate is as follows:

(in thousands)
Years ended December 31,	2024		2023		2022
Federal statutory rate	$4,440	21.0%	$10,933	21.0%	$10,948	21.0%
State income taxes, net of federal benefit (a)	275	1.3	647	1.2	652	1.3
Tax credits
Research and Development Credit	(110)	(0.5)	(652)	(1.3)	(353)	(0.7)
Investment Tax Credit	(1,003)	(4.7)	—	—	—	—
Change in unrecognized tax benefits	49	0.2	241	0.5	434	0.8
Non-deductible expenses	(162)	(0.8)	(137)	(0.2)	391	0.7
Cross-border tax laws	(71)	(0.3)	(243)	(0.5)	(232)	(0.4)
Other	(129)	(0.6)	(422)	(0.8)	(53)	(0.1)
Income tax provision and effective tax rate	$3,289	15.6%	$10,367	19.9%	$11,787	22.6%

(a)	State taxes in Florida and Georgia made up the majority (greater than 50 percent) of the tax effect in this category.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)
December 31,	2024	2023
Deferred tax assets:
Warranty costs	$1,370	$1,557
Sales incentives and discounts	436	570
Self-insurance	524	215
Stock-based compensation	908	824
Long-term retirement plan	4,767	3,960
Capitalized research and development	3,226	2,900
All others, net	331	250
Total deferred tax assets	11,562	10,276
Deferred tax liabilities:
Depreciation and amortization expense	(1,833)	(1,686)
Net deferred tax assets	$9,729	$8,590

Total net income tax payments were $4.5 million in 2024, $13.9 million in 2023, and $13.0 million in 2022. The following table lists the components of the payments for income taxes.

(in thousands)
Years ended December 31,	2024	2023	2022
Federal	$4,000	$12,999	$12,100
State
Florida	160	450	375
North Carolina	94	175	90
Other	222	287	457
Total net payments	$4,476	$13,911	$13,022

The Company’s policy is to record interest and penalties related to income tax matters, as part of income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

During 2024, the Company recognized an increase in its liability for unrecognized tax benefits related primarily to prior year positions and recorded in other long-term liabilities on the Consolidated Balance Sheet. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2024	2023
Balance at January 1	$1,349	$1,058
Additions based on tax positions related to the current year	21	236
Additions for tax positions of prior years	41	55
Balance at December 31	$1,411	$1,349

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2021 through 2023 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of changes related to the pension plan for the year ended December 31, 2023 as follows:

(in thousands)	2023
Balance at beginning of the year	$(1,995)
Change during the year:
Before-tax amount	2,536
Tax benefit	(558)
Reclassification adjustment, net of taxes
Amortization of net loss	17
Total activity in the year	1,995
Balance at end of the year	$—

NOTE 10: FAIR VALUE MEASUREMENTS

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

1.Level 1 — Quoted market prices in active markets for identical assets or liabilities.

2.Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

3.Level 3 — Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. There are no available-for-sale securities held as of December 31, 2024 and 2023. Trading securities are comprised of SERP assets, as described in the note titled Employee Benefit Plans, and are recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company. The expected holding period for these assets measured at net asset value is unknown. Trading securities were valued at $18.5 million as of December 31, 2024 and $15.4 million as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

of December 31, 2023. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the years ended December 31, 2024 and 2023, there were no significant transfers in or out of levels 1, 2 or 3.

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Lawsuits

The Company is a defendant in certain lawsuits which allege that plaintiffs have been injured or incurred damages as a result of Company business activities or the use of the Company’s products. The Company is vigorously contesting these actions. Management, after consultation with legal counsel, is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of Marine Products.

Dealer Floor Plan Financing

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party floor plan lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition, subject to normal wear and tear, in exchange for the Company’s assumption of the debt obligation on those boats, as contractually defined by each lender. The Company had no material repurchases of dealer inventory under contractual agreements during 2024 and 2023 as a result of dealer defaults.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the amount of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $19.6 million as of December 31, 2024. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of approximately $5.4 million, with various expiration and cancellation terms of less than one year. Accordingly, the aggregate repurchase obligation with all financing institutions was approximately $25.0 million as of December 31, 2024. This repurchase obligation risk is mitigated by the value of any boats repurchased.

In 2024, the Company entered into a three-year floor plan financing agreement with a single third-party lender which will be phased in beginning in the first quarter of 2025 to replace a majority of the existing agreements with the current third-party lenders. The agreement is substantially similar to the current arrangements with the existing third-party floor plan lenders and provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement.

Income Taxes

The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. See the note titled Income Taxes for further information related to those liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Short-Term Cash Incentive Compensation

In addition to recording Short-Term Cash Incentive (“STCI”) compensation expense for executive officers, STCI expense has been recorded for certain non-executive employees based on a percentage of Pre-Tax Profit (“PTP incentive”), defined as pretax income before goodwill adjustments and certain allocated corporate expenses. Through the third quarter of 2023, this PTP incentive was 16% in the aggregate per year and was subject to either a contractual arrangement or a discretionary determination. The PTP incentive under a contractual agreement with one employee, in the amount of seven percent per year, was discontinued at the end of the third quarter of 2023. Effective October 1, 2023, the PTP incentive, subject to a discretionary determination, is nine percent in the aggregate per year for three employees.

Total STCI expense for the reported years was as follows:

(in thousands)	2024	2023	2022
STCI expense	$2,698	$10,651	$12,039

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE 12: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan — The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The liabilities related to these deferrals are recognized as Retirement plan liabilities on the Consolidated Balance Sheets. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP. The assets are subject to claims by creditors, and the Company can designate them for another purpose at any time. Investments in COLI policies consist of variable life insurance policies of $9.6 million as of December 31, 2024 and $8.5 million as of December 31, 2023. In the COLI policies, the Company is able to allocate assets across a set of choices provided by the insurance underwriter, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+ in 2024.

The Company classifies the SERP assets as trading securities as described in the note titled Significant Accounting Policies. The fair value of these assets totaled $18.5 million as of December 31, 2024 and $15.4 million as of December 31, 2023. The SERP assets are reported in retirement plan assets on the Consolidated Balance Sheets and changes to the fair value of the assets are reported in selling, general and administrative expenses in the Consolidated Statements of Operations. Trading gains (losses) related to the SERP assets totaled $3.1 million in 2024, $1.5 million in 2023 and $(2.4) million in 2022.

The SERP liabilities include participant deferrals net of distributions and are stated at a fair value of $21.7 million as of December 31, 2024 and $18.0 million as of December 31, 2023. The SERP liabilities are reported on the Consolidated Balance Sheets in retirement plan liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities represented unrealized gains (loss) of $3.4 million in 2024, $1.8 million in 2023 and $(2.3) million in 2022.

In the fourth quarter of 2024, the Board of Directors approved the termination of the SERP. Pursuant to the Internal Revenue Service rules, participant balances will be distributed between 12 and 24 months after termination. The Company is currently evaluating its funding options and timing to distribute participant balances.

Retirement Income Plan (“Plan”) — The Company participated in a multi-employer Retirement Income Plan sponsored by RPC, which was fully terminated in 2023. As part of termination, the Company settled its participant liabilities in one of the following ways – (i) through a lump-sum settlement at the election of the participants; or (ii) transfer to a commercial annuity provider or a government agency. The Company funded this transfer through the liquidation of investments in the Plan assets. The Company recognized a pre-tax, non-cash settlement charge of $2.4 million during 2023, which represented the accelerated recognition of net actuarial loss that was previously recorded in accumulated other comprehensive loss (net of tax) and deferred taxes (tax effect). In addition, RPC utilized funds related to the Company’s Plan assets to settle its participant liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

(in thousands)
December 31,	2023
Accumulated benefit obligation at end of year	$—

Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,146
Service cost	—
Interest cost	5
Actuarial loss	(243)
Benefits paid	(131)
Settlement	(2,777)
Projected benefit obligation at end of year	$—
Change in plan assets:
Fair value of plan assets at beginning of year	$3,502
Actual return on plan assets	(70)
Benefits paid	(131)
Transfer of assets	(524)
Settlement	(2,777)
Fair value of plan assets at end of year	$—
Funded status at end of year	$—

The components of net periodic benefit cost of the Plan are summarized as follows:

(in thousands)	2023	2022
Interest cost	5	133
Expected return on plan assets	—	—
Amortization of net losses	22	113
Settlement loss	2,363	1,180
Net periodic cost (1)	$2,390	$1,426
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2023 and 2022 are summarized as follows:

(in thousands)	2023	2022
Net loss (gain)	$(173)	$549
Amortization of net loss	(22)	(113)
Settlement loss	(2,363)	(1,180)
Amount recognized in accumulated other comprehensive loss	$(2,558)	$(744)

401(k) Plan — Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. Effective January 1, 2019, the Company began matching 100% of employee contributions for each dollar of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation, and 50% for each dollar of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the Company’s contributions after two years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were $1.0 million in 2024, $1.2 million in 2023 and $1.2 million in 2022.

Stock Incentive Plan — The Company has issued various forms of stock compensation, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its stock incentive plans to officers, selected employees and non-employee directors. In April 2024 the Company reserved 3,000,000 shares of common stock under the 2024 Stock Incentive Plan (“SIP”) with a term of 10 years expiring in April 2034. As of December 31, 2024, there were 2,965,216 shares available for grant under the SIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was approximately $4.2 million ($3.3 million after tax) for 2024, $3.7 million ($2.9 million after tax) for 2023, and $2.7 million ($2.1 million after tax) for 2022.

We have not issued any stock options since 2003 and have no immediate plans to issue additional stock options.

Restricted Stock — Marine Products grants selected employees and non-employee directors time lapse restricted stock that vest after a certain stipulated number of years from the grant date in the case of employees and that vest immediately for non-employee directors, depending on the terms of the issue. Time-lapse restricted shares granted to employees in 2024 vest ratably over a period of three years; the shares granted to employees in 2023 vest ratably over a period of four years; and the shares granted in 2022 vest ratably over a period of five years. Prior to 2022, the time-lapse restricted shares vested one-fifth per year beginning on the second anniversary of the grant date. Grantees receive dividends declared and retain voting rights for the granted shares. The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from the Company, with the exception of death (fully vests) or normal retirement/disability (partially vests based on pre-approved formula), shares with restrictions are forfeited in accordance with the SIP.

In addition to time-lapse restricted stock, officers and selected employees are granted Performance Share Unit (“PSU”) awards that vest at different levels based on pre-established financial performance targets with a modifier for stock performance based on total shareholder return. The Company periodically evaluates the portion of performance share unit awards that are probable to vest and updates compensation expense accruals accordingly. The PSUs typically cliff-vest at the end of a three year performance period. Upon termination of employment (other than due to death or disability as defined in the agreements), the unvested PSUs will be forfeited. In the event of death or disability as defined in the agreements, all unvested PSUs shall vest immediately at 100% of target levels, without regard to the actual EBITDA performance, and with no adjustment for the Total Shareholder Return modifier. PSU awards also include the right to dividend equivalents with respect to the underlying shares which are accrued over the performance period, based upon target payout level and paid out in cash upon vesting of the PSUs. To the extent the awards fail to vest or are forfeited, or the performance goals are not met but no such dividend equivalents will be payable. PSUs confer no voting rights with respect to the underlying shares prior to vesting and payout.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2024:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2024	839,050	$13.81
Granted	336,451	11.35
Vested	(297,303)	13.70
Forfeited	(7,750)	12.81
Non-vested shares at December 31, 2024	870,448	$12.90

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2023:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2023	764,170	$14.15
Granted	318,348	13.25
Vested	(243,468)	14.16
Non-vested shares at December 31, 2023	839,050	$13.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $11.35 in 2024, $13.25 in 2023 and $11.61 in 2022. The total fair value of shares vested was approximately $3.1 million in 2024, $3.2 million in 2023 and $2.2 million in 2022. The above table does not include any activity related to PSUs since they are not currently granted or vested.

For the year ending December 31, 2024, approximately $47 thousand of excess tax benefits for stock-based compensation awards were recorded as a discrete tax adjustment and classified within operating activities in the Consolidated Statements of Cash Flows compared to approximately $57 thousand of excess tax benefits for the year ending December 31, 2023.

Other Information — As of December 31, 2024, total unrecognized compensation cost related to non-vested restricted shares was approximately $7.1 million which is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 13: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, the Company and RPC entered into various agreements that define the companies’ relationship. Per the terms of their Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from RPC (or from corporations that are subsidiaries of RPC) for such services were $1.1 million in 2024, $1.0 million in 2023 and $0.9 million in 2022. The Company’s payable to RPC for these services was $99 thousand as of December 31, 2024 and $120 thousand as of December 31, 2023. During 2023, RPC owed the Company $524 thousand for using Marine Products’ assets in the Plan to settle its participant liabilities, which was fully settled in 2024. All of the Company’s directors are also directors of RPC and the Company’s executive officers are employees of both the Company and RPC.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase was funded primarily by a $2.6 million contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs for the corporate aircraft comprised of rent and an allocable share of fixed costs of $188 thousand in 2024 and $160 thousand for each year in 2023 and 2022. The Company has a payable to 255 RC, LLC of $2.0 million as of December 31, 2024 and $1.8 million as of December 31, 2023. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2024, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings was approximately $675 thousand.

A group that includes Gary W. Rollins, Pamela R. Rollins, Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

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

The Company does not have any finance leases. As of December 31, 2024, the Company had no operating leases that had not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

		December 31,
(in thousands)	Classification on Consolidated Balance Sheet	2024	2023
Assets:
Operating lease right-of-use assets	Other assets	$219	$295

Liabilities:
Current portion of operating lease liabilities	Accrued expenses and other liabilities	$79	$77
Long-term operating lease liabilities	Other long-term liabilities	141	220
Total lease liabilities		$220	$297

Lease Costs:

The components of lease expense are included in selling, general and administrative expenses in the Consolidated Statements of Operations as disclosed below:

(in thousands)	2024	2023	2022
Operating lease cost	$89	$93	$59
Short-term lease cost	—	—	—
Variable lease cost	11	3	—
Total lease cost	$100	$96	$59

Other information:

As of December 31,	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$77	$77
ROU assets obtained in exchange for operating lease liabilities (in thousands)	—	127
Weighted average remaining lease term — operating leases (years)	2.7	3.7
Weighted average discount rate — operating leases	4.87%	4.85%

Lease Commitments:

Maturity of lease liabilities - Operating Leases:

(in thousands)
As of December 31,	2024
2025	$88
2026	85
2027	55
2028	6
2029	—
Total lease payments	234
Less: Amounts representing interest	(14)
Present value of lease liabilities	$220

The Company is party to an operating lease as the lessor for certain real estate leased to a third party with an initial term of 36 months that was renewed in 2023 for an additional 36 months. The lease requires fixed monthly payments and does not contain clauses for future rental escalations or renewal options. There are no terms and conditions under which the lessee has the option to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

purchase this asset. As of December 31, 2024, projected future lease income on this lease totaled $60 thousand scheduled to be received in 2025. The Company recorded rental income of $240 thousand in 2024, $240 thousand in 2023 and $239 thousand in 2022 that is recorded as part of selling, general and administrative expenses on the Consolidated Statements of Operations.

During 2023, the Company entered into a lease agreement related to a warehouse as a lessor that qualified to be a sales type lease. As part of this transaction, the Company recognized a gain of approximately $1.8 million which has been reported as part of Gain on disposition of assets, net on the Consolidated Statement of Operations.

Note 15: Business Segment

MPC has one reportable segment — its Powerboat Manufacturing business. The Chief Operating Decision Maker (CODM) makes resource allocation and performance assessment decisions based on this segment as a whole. MPC's CODM is the Chief Executive Officer.

Significant segment expenses for the years ended December 31, 2024, 2023 and 2022 are shown in the following table:

(in thousands)	2024	2023	2022
Materials	$123,441	$203,847	$199,469
Overhead	22,987	25,575	23,428
Labor costs	25,887	33,907	33,147
Other cost of goods sold (1)	18,742	30,021	31,234
Cost of goods sold	$191,057	$293,350	$287,278

Employment costs	$17,580	$28,439	$26,713
Warranty expense	3,616	5,829	5,903
Other selling, general and administrative expenses (2)	6,180	8,945	9,305
Selling, general and administrative expenses	$27,376	$43,213	$41,921
(1)	Comprised primarily of accessories costs.

(2) Includes professional fees, advertising & promotions, and other costs.

NOTE 16: SUBSEQUENT EVENT

On January 28, 2025, the Board of Directors declared a regular cash dividend of $0.14 per share payable March 10, 2025 to stockholders of record at the close of business on February 10, 2025.

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

As of the end of the period covered by this report, December 31, 2024 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 30 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2024 and issued a report thereon which is included on page 31 of this report.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On February 27, 2025, we and our largest stockholder, LOR, Inc. (“LOR”), entered into a registration rights agreement (the “Agreement”), pursuant to which we have granted LOR and certain of its affiliates (collectively, the “Selling Stockholders”) and their permitted transferees the right to require, subject to certain conditions and limitations, us to register for resale all Company securities held by such stockholders, and certain customary piggy back registration rights with respect to registrations initiated by us. The Agreement also contains customary provisions relating to indemnification. The Selling Stockholders own approximately 70% of the outstanding shares of our common stock in the aggregate as of February 14, 2025, and the Agreement calls for us to register all of those shares on a Form S-3 shelf registration statement, if available, by filing the registration statement with the SEC as soon as reasonably practicable on or after April 15, 2025 but in any event not later than April 30, 2025. The Agreement has a term of 15 years, and in addition to piggyback registration rights, allows the Selling Stockholders to make up to two demands for shelf takedowns per year, subject to a maximum of ten takedowns in total and a minimum requirement that at least $10 million of common stock, in the aggregate, be included in each takedown. All registration and filing fees with respect to filings required to be made with the SEC shall be paid by LOR. In addition, LOR shall reimburse the Company for other specified expenses in connection with SEC registration and takedowns from the shelf, subject to specified expense caps. The Selling Stockholders include Gary W. Rollins, Pamela R. Rollins, Amy R. Kreisler, and Timothy C. Rollins, each of whom is a current director of the Company, and certain additional entities that are under their control or otherwise affiliated with them. The foregoing description is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached hereto as Exhibit 10.16 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, director nominees and executive officers will be included in the Marine Products Proxy Statement for its 2025 Annual Meeting of Stockholders, in the sections titled “Information Regarding Director Nominees and Continuing Directors” and “Executive Officers.”

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the Marine Products Proxy Statement for its 2025 Annual Meeting of Stockholders, in the section titled “Board of Directors and Corporate Governance, Meetings and Committees of the Board of Directors — Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which is incorporated herein by reference.

Insider Trading Policies and Procedures

Information regarding the Company’s insider trading policies and procedures will be included in the Marine Products Proxy Statement for its 2025 Annual Meeting of Stockholders in the section titled “Board of Directors and Corporate Governance - Insider Trading Policy”. This information is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the Marine Products Proxy Statement for its 2025 Annual Meeting of Stockholders, in the sections titled “Human Capital Management and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Human Capital Management and Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management, and all directors and executive officers as a group, will be included in the Marine Products Proxy Statement for its 2025 Annual Meeting of Stockholders in the section titled “Stock Ownership of Certain Beneficial Owners and Management.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2024.

(C)
Number of Securities
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Securities To	Weighted Average	Equity Compensation
	Be Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by security holders	—	$—	2,965,216	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,965,216

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See the note titled Employee Benefit Plans for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will be included in the Marine Products Proxy Statement for its 2025 Annual Meeting of Stockholders in the section titled “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the Marine Products Proxy Statement for its 2025 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Audit Matters — Independent Registered Public Accounting Firm” in the Marine Products Proxy Statement for its 2025 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following exhibits are management contracts or compensatory plans or arrangements:

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.9	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.10	Summary of compensation arrangements with the Executive Officers.

10.11	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.13	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

10.14

Marine Products Corporation Cash Based Incentives (Discretionary) Acknowledgement of Cash Based Incentives for Executive Officers (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on February 28, 2017).

10.15	Marine Products Corporation 2024 Stock Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement filed on March 14, 2024).

10.17	Form of performance share unit award agreement (incorporated herein by reference to Exhibit 10.15 to the Form 10-Q filed on April 28, 2023).

Exhibits (inclusive of item 3 above):

Exhibit
Number	Description
3.1	(a) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

(b) Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K filed on June 9, 2005).

3.2	Amended and Restated Bylaws of Marine Products Corporation.
4.1	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
4.2	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.2 to the Form 10-K filed on February 28, 2020).
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

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.10	Summary of compensation arrangements with the Executive Officers.
10.11	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.13	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.14

Marine Products Corporation Cash Based Incentives (Discretionary) Acknowledgement of Cash Based Incentives for Executive Officers (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on February 28, 2017).

10.15	Marine Products Corporation 2024 Stock Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement filed on March 14, 2024).
10.16	Registration Rights Agreement, dated February 27, 2025, by and between Marine Products Corporation and LOR, Inc.
10.17	Form of performance share unit award agreement (incorporated herein by reference to Exhibit 10.15 to the Form 10-Q filed on April 28, 2023).
19	Marine Products Corporation Insider trading policies and procedures
21	Subsidiaries of Marine Products Corporation
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer
97.1	Policy relating to recovery of erroneously awarded compensation (incorporated herein by reference to Exhibit 97.1 to the Form 10-K filed on February 28, 2024).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2024, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation
/s/ Ben M. Palmer

Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben M. Palmer
Ben M. Palmer	President and Chief Executive Officer	February 28, 2025
(Principal Executive Officer)

/s/ Michael L. Schmit
Michael L. Schmit	Vice President, Chief Financial Officer and Corporate Secretary	February 28, 2025
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
February 28, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	For the years ended December 31, 2024, 2023 and 2022
	Balance at	Charged to	Net	Balance
	Beginning	Costs and	(Write-Offs)/	at End of
Description (in thousands)	of Period	Expenses	Recoveries	Period
Year ended December 31, 2024
Credit loss allowance for accounts receivable	$11	$—	$—	$11
Year ended December 31, 2023
Credit loss allowance for accounts receivable	$12	$—	$(1)	$11
Year ended December 31, 2022
Credit loss allowance for accounts receivable	$12	$—	$—	$12

Any schedules not shown above have been omitted because they are not applicable.