Form 10-Q
period 2025-03-31
MARINE PRODUCTS CORP
filed 2025-04-24
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 18, 2025, Marine Products Corporation had 34,955,443 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(In thousands, except shares and par value data)

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$57,103	$52,379
Accounts receivable, net of allowance for credit losses of $11 in 2025 and $11 in 2024	7,793	4,176
Inventories	52,864	49,960
Income taxes receivable	61	439
Prepaid expenses and other current assets	4,791	3,040
Total current assets	122,612	109,994
Property, plant and equipment, net of accumulated depreciation of $35,198 in 2025 and $34,409 in 2024	23,581	24,247
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	9,805	9,729
Retirement plan assets	18,110	18,489
Other long-term assets	5,002	5,015
Total assets	$182,883	$171,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$18,636	$5,499
Accrued expenses and other liabilities	14,902	13,425
Total current liabilities	33,538	18,924
Retirement plan liabilities	21,264	21,667
Other long-term liabilities	1,680	1,653
Total liabilities	56,482	42,244
Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,955,443 shares in 2025 and 34,707,304 shares in 2024	3,495	3,471
Capital in excess of par value	—	—
Retained earnings	122,906	125,532
Total stockholders’ equity	126,401	129,003
Total liabilities and stockholders’ equity	$182,883	$171,247

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Net sales	$59,002	$69,340
Cost of goods sold	48,049	55,356
Gross profit	10,953	13,984
Selling, general and administrative expenses	8,340	8,742
Operating income	2,613	5,242
Interest income, net	442	851
Income before income taxes	3,055	6,093
Income tax provision	849	1,496
Net income	$2,206	$4,597

Earnings per share
Basic	$0.06	$0.13
Diluted	$0.06	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2025
			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balance, December 31, 2024	34,707	$3,471	$—	$125,532	$129,003
Stock issued for stock incentive plans, net	363	36	1,105	—	1,141
Stock purchased and retired	(115)	(12)	(1,105)	62	(1,055)
Net income	—	—	—	2,206	2,206
Cash dividends ($0.14 per share)	—	—	—	(4,894)	(4,894)
Balance, March 31, 2025	34,955	$3,495	$—	$122,906	$126,401

	Three Months Ended March 31, 2024
			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balance, December 31, 2023	34,467	$3,447	$—	$148,141	$151,588
Stock issued for stock incentive plans, net	301	30	926	—	956
Stock purchased and retired	(85)	(8)	(926)	27	(907)
Net income	—	—	—	4,597	4,597
Cash dividends ($0.14 per share)	—	—	—	(4,852)	(4,852)
Balance, March 31, 2024	34,683	$3,469	$—	$147,913	$151,382

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$2,206	$4,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	789	682
Stock-based compensation expense	1,141	956
Deferred income tax (benefit) provision	(76)	186
(Increase) decrease in assets:
Accounts receivable	(3,617)	(5,274)
Income taxes receivable	378	357
Inventories	(2,904)	6,401
Prepaid expenses and other current assets	(1,751)	(921)
Other long-term assets	392	(1,511)
Increase (decrease) in liabilities:
Accounts payable	13,110	6,993
Accrued expenses and other liabilities	1,477	1,946
Other long-term liabilities	(376)	1,503
Net cash provided by operating activities	10,769	15,915

INVESTING ACTIVITIES
Capital expenditures	(96)	(883)
Net cash used for investing activities	(96)	(883)

FINANCING ACTIVITIES
Payment of dividends	(4,894)	(4,852)
Cash paid for common stock purchased and retired	(1,055)	(907)
Net cash used for financing activities	(5,949)	(5,759)

Net increase in cash and cash equivalents	4,724	9,273
Cash and cash equivalents at beginning of period	52,379	71,952
Cash and cash equivalents at end of period	$57,103	$81,225

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products,” the “Company” or “MPC”) on Form 10-K for the year ended December 31, 2024.

A group that includes Amy R. Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following Accounting Standards Updates (ASUs):

Recently Issued Accounting Standards Not Yet Adopted:

Securities and Exchange Commission (SEC) Final Rules: Climate Related Disclosure: These rules require disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements and disclose information about greenhouse gas emissions, subject to a phased-in assurance requirement. Several petitions were filed challenging these climate-related disclosure rules and, in April 2024, the SEC voluntarily stayed the rules, pending completion of judicial review. On March 27, 2025 the SEC voted to end its defense of this Climate Related Disclosure.

ASU 2024-03: Income Statement (Topic 220): Disaggregation of Income Statement Expenses: The amendments in this ASU require public companies to disclose, in interim and year-end reporting periods, additional information about certain expenses in the financial statements. These disclosures are effective beginning with 2027 annual reports, and interim reports beginning with the first quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

3.    NET SALES

Accounting Policy:

MPC’s contract revenues are generated principally from selling to independent dealers the following: (1) fiberglass motorized boats and accessories and (2) parts. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occurs with the transfer of title of our boats and accessories and parts to our dealers. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assurance-type warranties. See the note titled Warranty Costs. Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in Net sales in the accompanying Consolidated Statements of Operations and the related costs incurred by the Company are included in Cost of goods sold.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Boats and accessories	$57,674	$68,463
Parts	1,328	877
Net sales	$59,002	$69,340

The following table disaggregates our revenues between domestic and international:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Domestic	$54,267	$64,402
International	4,735	4,938
Net sales	$59,002	$69,340

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	March 31,	December 31,
(in thousands)	2025	2024
Deferred revenue	$221	$191

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

	Three months ended
	March 31,
(in thousands)	2025	2024
Net income available for stockholders:	$2,206	$4,597
Less: Adjustments for earnings attributable to participating securities	(129)	(114)
Net income used in calculating earnings per share	$2,077	$4,483

Weighted average shares outstanding (including participating securities)	34,877	34,632
Adjustment for participating securities	(633)	(880)
Shares used in calculating basic and diluted earnings per share	34,244	33,752

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance stock unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

In the first quarter of 2025, the Company issued 369,340 time-lapse restricted shares under the 2024 Stock incentive Plan, to certain employees that will vest ratably over a period of three years. In addition, the Company granted performance share unit awards to its executive officers that vest based on the achievement of pre-established financial performance targets together with a modifier for stock performance based on total shareholder return. The awards will be issued at different levels based on the financial and stock performance achieved with a three-year cliff vesting. The grant date fair value of the awards was determined with the assistance of a third-party specialist based on a range of potential outcomes relative to the market condition. The Company periodically evaluates the portion of awards that are probable to vest and updates the compensation expense accrual accordingly.

As of March 31, 2025, there were 2,596,876 shares available for grant under the Company’s 2024 Stock Incentive Plan, which has a 10 year term. In addition, there were 488,299 shares available under the 2014 Stock Incentive plan that are reserved for the potential vesting of performance stock unit awards granted in 2024 and 2023.

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

An analysis of the warranty accruals for the three months ended March 31, 2025 and 2024 is as follows:

(in thousands)	2025	2024
Balance at January 1	$6,228	$7,078
Less: Payments made during the period	(1,110)	(965)
Add: Warranty provision for the period	882	1,073
Changes to warranty provision for prior periods	45	28
Balance at March 31	$6,045	$7,214

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant segment expenses for the three months ended March 31, 2025 and 2024 are shown in the following table:

	Three months ended March 31,
(in thousands)	2025	2024
Materials	$31,129	$36,300
Overhead	5,697	6,180
Labor costs	6,387	6,978
Other cost of goods sold (1)	4,836	5,898
Cost of goods sold	$48,049	$55,356

Employment costs	$3,806	$5,324
Warranty expense	927	1,101
Other selling, general and administrative expenses (2)	3,607	2,317
Selling, general and administrative expenses	$8,340	$8,742
(1)	Comprised primarily of accessories cost.
(2)	Includes professional fees, advertising and promotions, and other costs.

8.  INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items including tax credits and changes to prior year estimates. The estimated tax rate is revised, if necessary, at the end of each successive interim period to the Company's current annual estimated tax rate.

Income tax provision for three months ended March 31, 2025 reflects an effective tax rate of 27.8 percent compared to 24.6 percent for the comparable period in the prior year. The increase in effective tax rate is primarily due to a stronger impact of unfavorable permanent adjustments on a decreased pretax income.

9.    INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$32,567	$29,686
Work in process	10,141	9,950
Finished goods	10,156	10,324
Total inventories	$52,864	$49,960

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued payroll and related expenses	$2,540	$1,668
Accrued sales incentives and discounts	3,512	3,110
Accrued warranty costs	6,045	6,228
Accrued insurance expenses	1,241	1,791
Income taxes payable	628	—
Deferred revenue	221	191
Other	715	437
Total accrued expenses and other liabilities	$14,902	$13,425

11.  RETIREMENT PLANS

In the fourth quarter of 2024, the Board of Directors approved the termination of the non-qualified Supplemental Executive Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances will be distributed between 12 and 24 months after termination. The Company is currently evaluating its funding options and timing to distribute participant balances.

Through December 31, 2024, the Company permitted selected highly compensated employees to defer a portion of their compensation into the SERP. The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $18.1 million as of March 31, 2025 and $18.5 million as of December 31, 2024. Trading losses related to the SERP assets totaled $379 thousand during the three months ended March 31, 2025, compared to trading gains of $1.4 million during the three months ended March 31, 2024. The SERP assets are reported in Retirement plan assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of $21.3 million as of March 31, 2025 and $21.7 million as of December 31, 2024. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities were the result of a decrease of $303 thousand due to unrealized losses on participant balances during the three months ended March 31, 2025, compared to an increase of $1.5 million due to unrealized gains on participant balances during the three months ended March 31, 2024.

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

Revolving borrowings under the facility accrue interest at a rate equal to Term Secured Overnight Financing Rate (SOFR) plus the applicable percentage, as defined. The applicable percentage is between 150 and 250 basis points for all loans based on MPC’s net leverage ratio plus a SOFR adjustment of 11.45 basis points. In addition, the Company pays facility fees under the agreement ranging from 25 to 45 basis points, based on MPC’s net leverage ratio, on the unused revolving commitment.

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of March 31, 2025, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of March 31, 2025 and December 31, 2024.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $22 thousand for the three months ended March 31, 2025 and $23 thousand for the three months ended March 31, 2024. Interest expense paid on the credit facility was $13 thousand for the three months ended March 31, 2025 and none for the three months ended March 31, 2024.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  COMMITMENTS AND CONTINGENCIES

Lawsuits:

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

Repurchase Obligations:

The Company is a party to various agreements with third party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material financial impact associated with repurchases under these contractual agreements during the three months ended March 31, 2025 and March 31, 2024.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $19.6 million as of March 31, 2025. The Company also has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.75 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of March 31, 2025. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $3.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $41.7 million as of March 31, 2025.

In the fourth quarter of 2024, the Company entered into a three-year floor plan financing agreement with a single third-party floor plan lender which will be phased in to replace a majority of the existing agreements with the remaining third-party lenders. The agreement is similar to the current arrangements with the existing third-party floor plan lenders and provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement.

Short-term Cash Incentive Compensation:

In addition to recording Short-Term Cash Incentive (“STCI”) compensation expense for executive officers, STCI expense has been recorded for certain non-executive employees based on a percentage of Pre-Tax Profit (“PTP incentive”), defined as pretax income before goodwill adjustments and certain allocated corporate expenses. The PTP incentive, subject to a discretionary determination, is nine percent in the aggregate per year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total STCI expense for the reported periods are as follows:

	Three months ended March 31,
(in thousands)	2025	2024
STCI expense	$632	$860

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

15.  SUBSEQUENT EVENTS

On April 22, 2025, the Board of Directors declared a regular cash dividend of $0.14 per share payable June 10, 2025 to common stockholders of record at the close of business May 9, 2025.

On April 23, 2025, the Company filed a shelf registration statement on Form S-3 which has not yet been declared effective and is subject to potential SEC review. The shelf registration includes a base prospectus and allows us to offer any combination of securities described in the prospectus, which include common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing, in one or more offerings in an aggregate amount of up to $150 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The registration statement also registers the resale of up to 24,414,029 shares of our common stock by members of our controlling stockholder group.

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

The discussion on business and financial strategies of the Company set forth under the heading “Business Strategies” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 is incorporated herein by reference. There have been no significant changes in the strategies since year-end.

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

Consolidated net sales decreased 14.9% to $59.0 million for the first quarter of 2025 in comparison to the same period of the prior year due primarily to a 19% decrease in unit sales to dealers, partially offset by a price/mix increase of 4%. Gross profit decreased to $11.0 million in the first quarter of 2025, from $14.0 million in the same period of the prior year. Operating income decreased to $2.6 million for the first quarter of 2025, from $5.2 million for the first quarter of 2024. Net income decreased to $2.2 million in the first quarter of 2025, from $4.6 million in the same period of the prior year. Diluted earnings per share was $0.06 for the first quarter of 2025, down from $0.13 for the first quarter of 2024. These results reflected continued weakness in the marine industry driven by a combination of high levels of inventory in the dealer channel and soft consumer demand. Consumer sentiment remains weak due to economic uncertainty and generally elevated interest rates compared to recent history. Interest rates increase the carrying costs dealers incur to maintain inventory, hurting their profitability and causing hesitation to more aggressively order new boats. In addition, high interest rates increase the financing costs for consumers purchasing boats, thus increasing the total cost of boat ownership. While the Company made significant efforts in 2024 to reduce costs and align production to a lower demand level, profit margins reflect a return to historical levels of promotional expenses and the negative impact of fixed costs coupled with the sales decline.

OUTLOOK

The discussion of the outlook for 2025 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 at “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook”.

Higher selling prices for boats following rapid inflation and rising interest rates in recent years have both contributed to higher costs of boat ownership, curbing consumer demand following several years of high post-pandemic sales. We have adjusted production levels to more closely align with expected demand, however this reduction has resulted in reduced fixed cost absorption and negatively impacted our profit margins.

Our financial results during the remainder of 2025 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs in light of reduced production levels. While interest rates had begun to decrease slightly during 2024, the Company believes it may take further interest rate relief to drive increased consumer appetite for new boat purchases. However, the

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

impact of tariffs on prices of imported manufacturing materials and components could contribute to inflation and limit further interest rate reductions. The Company is actively monitoring dealer inventories and order patterns for an uptick in demand, at which point we may increase production schedules. Management believes sales comparisons to the prior year could begin to turn positive in the second half of 2025.

HOW WE EVALUATE OUR OPERATIONS

We use Earnings per share, and the non-GAAP financial measures Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), EBITDA margin and free cash flow to evaluate and analyze the Company’s operating performance. We believe that presenting EBITDA and EBITDA margin enables a comparison of our operating performance consistently over various time periods without regard to changes in our capital structure. In addition, we believe that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating Marine Products’ financial condition and liquidity. Marine Products’ definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, since the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions, if any.

EBITDA and EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, net income margin, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Similarly, free cash flow should be considered in addition to, rather than as a substitute for, GAAP presentation of net cash provided by operating, investing and financing activities, as a measure of our financial condition and liquidity.

See section titled Non-GAAP Financial Measures for a reconciliation of EBITDA to net income and EBITDA margin to net income margin, the most directly comparable financial measures calculated and presented in accordance with GAAP and a reconciliation of Free Cash Flow to Operating Cash Flow, the most directly comparable financial measure calculated and presented in accordance with GAAP.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
(in thousands, except per share and number of boats sold)	2025	2024
Net sales	$59,002	$69,340
Cost of goods sold	48,049	55,356
Selling, general and administrative expenses	8,340	8,742
Interest income, net	442	851
Income tax provision	849	1,496
Net income	$2,206	$4,597

Net income margin	3.7%	6.6%
Earnings per share	$0.06	$0.13
Cash flow from operating activities	$10,769	$15,915

Total number of boats sold	625	770
Average gross selling price per boat	$85.1	$80.4

Non-GAAP financial measures:
EBITDA	$3,402	$5,924
EBITDA margin	5.8%	8.5%
Free cash flow	$10,673	$15,032

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THREE MONTHS ENDED MARCH 31, 2024

Net sales for the three months ended March 31, 2025 decreased $10.4 million or 14.9% compared to the same period in 2024. The change in net sales during the quarter compared to the prior year was primarily due to a 19% decrease in unit sales volume, partially offset by a price/mix increase of 4%. Dealers continue to tightly manage their inventories as consumer demand remains modest. The year-over-year decline, however, was significantly less pronounced than the 30%-plus quarterly decreases the Company experienced during 2024 as comparisons are beginning to ease and field inventories return to more acceptable levels after being elevated since late 2023. The Company’s field inventory units at the end of the first quarter of 2025 were approximately 18% below the first quarter of 2024.

In the first quarter of 2025, net sales outside of the United States accounted for 8.0% of net sales compared to 7.1% of net sales in the same period of the prior year.

Cost of goods sold for the three months ended March 31, 2025 was $48.0 million compared to $55.4 million for the comparable period in 2024, a decrease of $7.3 million or 13.2%. Cost of goods sold as a percentage of net sales was 81.4% for the three months ended March 31, 2025 compared to 79.8% for the same period in the prior year due to lower sales volumes, which more than offset manufacturing cost reductions. Production schedules and labor costs continue to be adjusted to more closely align with market demand as relayed to the Company through dealer orders and feedback with respect to consumer sentiment.

Selling, general and administrative expenses for the three months ended March 31, 2025 were $8.3 million compared to $8.7 million for the comparable period in 2024, a decrease of $402 thousand or 4.6%. This decrease was primarily due to costs that vary with sales and profitability, such as incentive compensation, sales commissions and warranty expense in the current quarter in comparison to the same period of the prior year. Selling, general and administrative expenses were 14.1% of net sales in the first quarter of 2025, compared to 12.6% for the same period in the prior year.

Interest income, net for the three months ended March 31, 2025 decreased to $442 thousand from $851 thousand in the same period of the prior year due to lower average cash balances, as a result of the Company’s special dividend paid during the second quarter of 2024. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the three months ended March 31, 2025 was $849 thousand compared to $1.5 million for the same period in 2024. The effective tax rate was 27.8 percent for the three months ended March 31, 2025 compared to 24.6 percent for the same period in the prior year. The increase in effective tax rate is primarily due to a stronger impact of unfavorable permanent adjustments on a decreased pretax income.

Net income and diluted earnings per share. Net income decreased to $2.2 million during the three months ended March 31, 2025, or $0.06 diluted earnings per share, from net income of $4.6 million during the three months ended March 31, 2024, or $0.13 diluted earnings per share. Net income margin was 3.7% for the three months ended March 31, 2025 compared to 6.6% during the three months ended March 31, 2024. The decline in the current period was primarily due to lower net sales.

EBITDA and EBITDA margin. EBITDA was $3.4 million during the three months ended March 31, 2025 compared to $5.9 million during the three months ended March 31, 2024. EBITDA margin was 5.8% for the three months ended March 31, 2025 compared to 8.5% for the three months ended March 31, 2024.

Net cash provided by operating activities and Free cash flow. Net cash provided by operating activities decreased $5.1 million to $10.8 million during the three months ended March 31, 2025 compared to the same period of the prior year primarily due to lower net income. In addition, working capital was a source of cash of $6.7 million in the three months ended March 31, 2025 compared to $9.5 million in the same period of the prior year. Free cash flow decreased $4.4 million during the three months ended March 31, 2025 compared to same period of the prior year.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

The following are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Three months ended March 31,
(in thousands)	2025	2024
Reconciliation of Net Income to EBITDA
Net income	$2,206	$4,597
Adjustments:
Add: Income tax provision	849	1,496
Add: Depreciation and amortization	789	682
Less: Interest income, net	442	851
EBITDA	$3,402	$5,924

Net sales	$59,002	$69,340
Net income margin (1)	3.7%	6.6
EBITDA margin (1)	5.8%	8.5
(1)	Net income margin is calculated as net income divided by net sales. EBITDA margin is calculated as EBITDA divided by net sales.

(Unaudited)	Three months ended March 31,
(in thousands)	2025	2024
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$10,769	$15,915
Capital expenditures	(96)	(883)
Free cash flow	$10,673	$15,032

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2025 were $57.1 million compared to $52.4 million at December 31, 2024. The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$10,769	$15,915
Net cash used for investing activities	(96)	(883)
Net cash used for financing activities	(5,949)	(5,759)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash provided by operating activities for the three months ended March 31, 2025, decreased by $5.1 million compared to the three months ended March 31, 2025, primarily due to the decrease in net income. In addition, working capital was a source of cash of $6.7 million in the three months ended March 31, 2025 compared to $9.5 million in the same period of the prior year. Working capital was a source of cash in the current period due primarily to a net favorable change of $13.1 million in accounts payable as a result of the timing of payments, partially offset by net unfavorable changes of $2.9 million in inventory and $3.5 million in other components of working capital. The changes in inventory and other components of working capital were consistent with the decrease in net sales and lower production levels in recent quarters, as well as the timing of payments and receipts.

Cash used for investing activities for the three months ended March 31, 2025 decreased $0.8 million in comparison to the same period in the prior year due to lower capital expenditures during the three months ended March 31, 2025.

Cash used for financing activities for the three months ended March 31, 2025 increased in comparison to the same period in the prior year due primarily to higher stock repurchases related to the vesting of restricted shares.

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

In addition, the Company filed a shelf registration statement on Form S-3 on April 23, 2025, which has not yet been declared effective and is subject to potential SEC review. The shelf registration includes a base prospectus and allows us to offer any combination of securities described in the prospectus, which include common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing in one or more offerings in an aggregate amount of up to $150 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Cash Requirements

The Company currently expects that capital expenditures in 2025 will be approximately $3.0 million, of which $96 thousand has been spent through March 31, 2025.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which was initially adopted in 2001. As of March 31, 2025, there were 1,570,428 shares that remained available for repurchase under the current authorization. There were no shares repurchased under this program during both the three months ended March 31, 2025 and March 31, 2024.

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances will be distributed between 12 and 24 months after termination. The Company is currently evaluating its funding options and timing to distribute participant balances.

On April 22, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable June 10, 2025 to common stockholders of record at the close of business May 9, 2025. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material financial impact associated with repurchases under these contractual agreements during the three months ended March 31, 2025 and March 31, 2024.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $19.6 million as of March 31, 2025. The Company also has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.75 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of March 31, 2025. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $3.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $41.7 million as of March 31, 2025.

In the fourth quarter of 2024, the Company entered into a three-year floor plan financing agreement with a single third-party lender which will be phased in beginning in the first quarter of 2025 to replace a majority of the existing agreements with the current third-party lenders. The agreement is substantially similar to the current arrangements with the existing third-party floor plan lenders and provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. (“RPC”) in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $297 thousand for the three months ended March 31, 2025 and $324 thousand for the three months ended March 31, 2024.

Marine Products and RPC own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $43 thousand for the three months ended March 31, 2025 and $41 thousand for the three months ended March 31, 2024.

In the first quarter of 2025, we and our largest stockholder, LOR, Inc. (“LOR”), entered into a registration rights agreement (the “Agreement”), pursuant to which we granted LOR and certain of its affiliates (collectively, “the Selling Stockholders”) and their permitted transferees the right to require, subject to certain conditions and limitations, us to register for resale all Company securities held by such stockholders, and certain customary piggy back registration rights with respect to registrations initiated by us. Pursuant to the Agreement, we have filed a Form S-3 shelf registration statement on April 23, 2025 that registers the resale of up to 24,414,029 shares of our common stock held by the Selling Stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in the critical accounting policies since year-end.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See the note titled Recent Accounting Standards in the Notes of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

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

INFLATION

New boat buyers typically finance their purchases. The Company believes that the 2022 and 2023 increases in interest rates (which is generally linked to higher inflation) had reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases. Higher interest rates also impact our dealers, as their boat purchases are financed and they bear much of the carrying costs of holding inventories. Lastly, the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest costs as part of our dealer sales incentive programs.

As a result of post-pandemic supply chain disruptions and general inflation, the market prices of the raw materials and components used by the Company’s manufacturing processes increased and remains elevated. In response, the Company increased the prices for its products, and they remain historically high. During 2023, prices of many raw materials used in the Company’s manufacturing processes began to decline, and transportation became more available and less expensive, thus easing the Company’s cost pressures. In 2024, input cost inflation was immaterial, though many items remain elevated compared to historical levels. The Company believes the cost of boat ownership has risen enough over the last several years to impact retail demand. Therefore, it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins. As discussed above, the ongoing tariff developments could result in a resumption in inflationary pressures.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such forward-looking statements may include, without limitation: our belief that the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that the single third-party floor plan agreement is similar to the current agreements with the existing third-party floor plan lenders and provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement; our attempts to optimize financial returns by closely monitoring dealer orders and inventories, the production mix of various models, and indications of demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our belief that our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather; our belief that consumer sentiment remains weak due to economic uncertainty and generally elevated interest rates compared to recent history; our belief that interest rates increase the carrying cost dealers incur to maintain inventory, hurting their profitability and causing hesitation to more aggressively order new boats; our belief that high interest rates increase the financing cost for consumers purchasing boats, thus increasing the total cost of boat ownership; our belief that while the Company made significant efforts in 2024 to reduce costs and align production to a lower

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

demand level, profit margins reflect a return to historical levels of promotional expenses and negative impact of fixed costs coupled with the sales decline; our belief that higher selling prices for boats following rapid inflation and rising interest rates in recent years have both contributed to higher costs of boat ownership, curbing consumer demand following several years of high post-pandemic sales; statements regarding adjustment of production levels to more closely align with expected demand; our belief that our financial results during the remainder of 2025 will depend on a number of factors including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs in light of reduced production levels; our belief that it may take further interest rate relief to drive increased consumer appetite for new boat purchases; our belief that the impact of tariffs on prices of imported manufacturing materials and components could contribute to inflation and limit further interest rate reductions; our plans to actively monitor dealer inventories and order patterns for an uptick in demand, at which point we may increase production schedules; our belief that sales comparisons to the prior year could begin to turn positive in the second half of 2025; our belief that presenting EBITDA and EBITDA margin enables a comparison of our operating performance consistently over various time periods without regard to changes in our capital structure; our belief that free cash flow is an important financial measure for use in evaluating our liquidity; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization, cash generated by operations and the Company’s revolving credit facility will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; statements regarding our decisions about the amount of cash to be used for investing and financing purposes and how such decisions are influenced by our capital position and the expected amount of cash to be provided by operations; our expectation that capital expenditures in 2025 will be approximately $3.0 million; our plans to evaluate funding and timing options to distribute the Supplemental Executive Retirement Plan participant balances; our expectation to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition, and other relevant factors; our belief that our quarterly operating results are affected by weather and general economic conditions; our belief that the results for any quarter are not necessarily indicative of results to be expected in any future period; our belief that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases; our belief that higher interest rates impact our dealers, as their boat purchases are financed and they bear much of the carrying cost of holding inventories; our belief that the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest costs as part of our dealer sales incentive programs; our belief that as a result of post-pandemic supply chain disruptions and general inflation, the market prices of the raw materials and components used by the Company’s manufacturing processes increased and remains elevated and in response, the Company increased the prices for its products, and they remain historically high; our belief that the cost of boat ownership has risen enough to impact retail demand, therefore, it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins; our belief that the ongoing tariff developments could result in a resumption in inflationary pressures; statements regarding our assessments of market risk exposures and that we do not expect any material changes in market risk exposures or how those risks are managed; our belief that the outcome of such litigation will not have a material effect on the financial position, results of operations or liquidity of Marine Products; and statements regarding the agreements or contracts the Company has entered into with vendors, customers, lenders, and other third-parties and the anticipated benefits or obligations arising therefrom.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: our manufacturing operations are conducted in a single location, and to support our operations, several of our suppliers have also established facilities close to our manufacturing facility to provide timely delivery of fabricated components to us; as a result, catastrophic weather, civil unrest or other unanticipated events beyond our control may disrupt both our and our suppliers’ ability to conduct manufacturing operations or transport our finished boats to our dealer network, and we do not own or have access to alternate manufacturing locations; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, increased fuel costs, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, or in our relationships with them; boat dealer defaults; our ability to insulate financial results against increasing commodity prices; competition from other boat manufacturers and dealers; continued lowering of consumer demand whether due to further increases to interest rates, overall impairment to the national and global economies, or because our designs fail to match evolving customer tastes

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

and needs; the possibility that our strategy to increase the size of our product in response to changing market conditions may not achieve the success we anticipate; our ability to further raise prices in the future may be limited; disruptions in supplier relationships or the inability to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet production schedules; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and environmental, social and governance practices; the loss or interruption of the services of any senior management personnel or our ability to find qualified employees; our dependence on digital technologies and services and the risk of cyber-attacks, both from internal and external threats; the higher prices of materials, would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership which could cause prospective buyers to choose to forego or delay boat purchases; the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024, and in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2025, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

Marine Products does not hold derivative financial instruments which could expose the Company to significant market risk. Marine Products maintains investments primarily in money market funds which are not subject to interest rate risk exposure. Marine Products does not expect any material changes in market risk exposures or how those risks are managed.

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

As of the end of the period covered by this report, March 31, 2025 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the first quarter of 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcome of such litigation will have a material effect on the financial position, results of operations or liquidity of Marine Products.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

					Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
	Total			Purchased as	Shares (or Units)
	Number of		Average	Part of Publicly	that May Yet Be
	Shares		Price Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs	Programs (1)
January 1, 2025 to January 31, 2025	115,184	(2)	$9.16	—	1,570,428
February 1, 2025 to February 28, 2025	—		—	—	1,570,428
March 1, 2025 to March 31, 2025	—		—	—	1,570,428
Totals	115,184		$9.16	—	1,570,428

(1) The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. During the first quarter of 2025, there were no shares repurchased in the open market under this program and there are 1,570,428 shares that remain available for repurchase. The program does not have a predetermined expiration date.

(2) Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1(c)

Amended and Restated Certificate of Incorporation of Marine Products Corporation dated April 22, 2025 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-3 filed on April 23, 2025).

3.2	Amended and Restated By-laws of Marine Products Corporation dated January 28, 2025 (incorporated herein by reference to Exhibit 3.2 to the Form 10-K filed February 28, 2025).

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

MARINE PRODUCTS CORPORATION

Date: April 24, 2025	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2025	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)