Form 10-Q
period 2025-06-30
MARINE PRODUCTS CORP
filed 2025-07-24
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 18, 2025, Marine Products Corporation had 34,996,050 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025, AND DECEMBER 31, 2024

(In thousands, except shares and par value data)

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$50,171	$52,379
Accounts receivable, net of allowance for credit losses of $11 in 2025 and $11 in 2024	6,053	4,176
Inventories	51,185	49,960
Income taxes receivable	154	439
Retirement plan assets	19,064	—
Prepaid expenses and other current assets	4,509	3,040
Total current assets	131,136	109,994
Property, plant and equipment, net of accumulated depreciation of $35,985 in 2025 and $34,409 in 2024	23,210	24,247
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	10,126	9,729
Retirement plan assets	—	18,489
Other long-term assets	5,000	5,015
Total assets	$173,245	$171,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$7,154	$5,499
Retirement plan liabilities	22,252	—
Accrued expenses and other liabilities	14,880	13,425
Total current liabilities	44,286	18,924
Retirement plan liabilities	—	21,667
Other long-term liabilities	1,728	1,653
Total liabilities	46,014	42,244
Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,996,050 shares in 2025 and 34,707,304 shares in 2024	3,499	3,471
Capital in excess of par value	—	—
Retained earnings	123,732	125,532
Total stockholders’ equity	127,231	129,003
Total liabilities and stockholders’ equity	$173,245	$171,247

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$67,698	$69,547	$126,700	$138,887
Cost of goods sold	54,789	56,373	102,838	111,729
Gross profit	12,909	13,174	23,862	27,158
Selling, general and administrative expenses	8,098	7,424	16,438	16,166
Operating income	4,811	5,750	7,424	10,992
Interest income, net	476	879	918	1,730
Income before income taxes	5,287	6,629	8,342	12,722
Income tax provision	1,125	1,044	1,974	2,540
Net income	$4,162	$5,585	$6,368	$10,182

Earnings per share
Basic	$0.12	$0.14	$0.18	$0.28
Diluted	$0.12	$0.14	$0.18	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2025
			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balance, December 31, 2024	34,707	$3,471	$—	$125,532	$129,003
Stock issued for stock incentive plans, net	363	36	1,105	—	1,141
Stock purchased and retired	(115)	(12)	(1,105)	62	(1,055)
Net income	—	—	—	2,206	2,206
Cash dividends ($0.14 per share)	—	—	—	(4,894)	(4,894)
Balance, March 31, 2025	34,955	3,495	—	122,906	126,401
Stock issued for stock incentive plans, net	41	4	1,565	—	1,569
Stock purchased and retired	—	—	(1,565)	1,565	—
Net income	—	—	—	4,162	4,162
Cash dividends ($0.14 per share)	—	—	—	(4,901)	(4,901)
Balance, June 30, 2025	34,996	$3,499	$—	$123,732	$127,231

	Six Months Ended June 30, 2024
			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balance, December 31, 2023	34,467	$3,447	$—	$148,141	$151,588
Stock issued for stock incentive plans, net	301	30	926	—	956
Stock purchased and retired	(85)	(8)	(926)	27	(907)
Net income	—	—	—	4,597	4,597
Cash dividends ($0.14 per share)	—	—	—	(4,852)	(4,852)
Balance, March 31, 2024	34,683	3,469	—	147,913	151,382
Stock issued for stock incentive plans, net	35	3	1,424	—	1,427
Stock purchased and retired	—	—	(1,424)	1,424	—
Net income	—	—	—	5,585	5,585
Cash dividends ($0.84 per share)	—	—	—	(29,138)	(29,138)
Balance, June 30, 2024	34,718	$3,472	$—	$125,784	$129,256

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$6,368	$10,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,576	1,384
Stock-based compensation expense	2,710	2,383
Deferred income tax benefit	(397)	(845)
(Increase) decrease in assets:
Accounts receivable	(1,877)	(3,251)
Income taxes receivable	285	126
Inventories	(1,225)	8,531
Prepaid expenses and other current assets	(1,469)	(593)
Other long-term assets	(560)	(2,436)
Increase in liabilities:
Accounts payable	1,639	1,884
Accrued expenses and other liabilities	1,455	102
Other long-term liabilities	660	2,270
Net cash provided by operating activities	9,165	19,737

INVESTING ACTIVITIES
Capital expenditures	(523)	(1,661)
Net cash used for investing activities	(523)	(1,661)

FINANCING ACTIVITIES
Payment of dividends	(9,795)	(33,990)
Cash paid for common stock purchased and retired	(1,055)	(907)
Net cash used for financing activities	(10,850)	(34,897)

Net decrease in cash and cash equivalents	(2,208)	(16,821)
Cash and cash equivalents at beginning of period	52,379	71,952
Cash and cash equivalents at end of period	$50,171	$55,131

Supplemental information:
Income tax payments, net	$1,684	$2,867

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

2.    RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Update (“ASU”) Not Yet Adopted:

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

3.    NET SALES

Accounting Policy:

MPC’s contract revenues are generated principally from selling to independent dealers the following: (1) fiberglass motorized boats and accessories and (2) parts. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Satisfaction of contract terms occurs with the transfer of title of our boats and accessories and parts to our dealers. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring the goods to the dealer. The amount of consideration we expect to receive consists of the sales price adjusted for dealer incentives. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold as they are deemed to be assurance-type warranties. See the note titled Warranty Costs. Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in Net sales in the accompanying Consolidated Statements of Operations and the related costs incurred by the Company are included in Cost of goods sold.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Boats and accessories	$66,216	$68,166	$123,890	$136,629
Parts	1,482	1,381	2,810	2,258
Net sales	$67,698	$69,547	$126,700	$138,887

The following table disaggregates our revenues between domestic and international:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Domestic	$65,812	$65,281	$120,079	$129,683
International	1,886	4,266	6,621	9,204
Net sales	$67,698	$69,547	$126,700	$138,887

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	June 30,	December 31,
(in thousands)	2025	2024
Deferred revenue	$362	$191

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net income available for stockholders:	$4,162	$5,585	$6,368	$10,182
Less: Adjustments for earnings attributable to participating securities	(129)	(719)	(258)	(839)
Net income used in calculating earnings per share	$4,033	$4,866	$6,110	$9,343

Weighted average shares outstanding (including participating securities)	34,985	34,708	34,931	34,670
Adjustment for participating securities	(917)	(886)	(904)	(883)
Shares used in calculating basic and diluted earnings per share	34,068	33,822	34,027	33,787

5.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance stock unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

As of June 30, 2025, there were 2,556,269 shares available for grant under the Company’s 2024 Stock Incentive Plan, which has a 10 year term. In addition, there were 488,299 shares available under the 2014 Stock Incentive plan that are reserved for the potential vesting of performance stock unit awards granted in 2024 and 2023.

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

An analysis of the warranty accruals for the six months ended June 30, 2025 and 2024 is as follows:

(in thousands)	2025	2024
Balance at January 1	$6,228	$7,078
Less: Payments made during the period	(2,304)	(2,453)
Add: Warranty provision for the period	1,918	2,162
Changes to warranty provision for prior periods	71	41
Balance at June 30	$5,913	$6,828

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

Significant segment expenses for the three and six months ended June 30, 2025 and 2024 are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Materials	$35,209	$36,911	$66,338	$73,211
Overhead	6,705	6,524	12,402	12,704
Labor costs	6,926	6,884	13,313	13,862
Other cost of goods sold (1)	5,949	6,054	10,785	11,952
Cost of goods sold	$54,789	$56,373	$102,838	$111,729

Employment costs	$4,961	$4,523	$8,767	$9,847
Warranty expense	1,062	1,102	1,989	2,203
Other selling, general and administrative expenses (2)	2,075	1,799	5,682	4,116
Selling, general and administrative expenses	$8,098	$7,424	$16,438	$16,166
(1)	Comprised primarily of accessories cost.
(2)	Includes professional fees, insurance, advertising and promotions, research and development and other costs.

8.  INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items including tax credits and changes to prior year estimates. The estimated tax rate is revised, if necessary, at the end of each successive interim period to the Company's current annual estimated tax rate.

Income tax provision for three months ended June 30, 2025 reflects an effective tax rate of 21.3% compared to 15.7% for the comparable period in the prior year. Income tax provision for six months ended June 30, 2025 reflects an effective tax rate of 23.7% compared to 20.0% for the comparable period in the prior year. The increase in the effective tax rate is primarily due to detrimental discrete adjustments compared to beneficial discrete adjustments in the prior year.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R.1 referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated depreciation on fixed asset additions. As the legislation was signed into law after the close of our second quarter, our operating results for the six months ended June 30, 2025, do not include any adjustments related to it. The Company is in the process of evaluating the OBBBA and has not estimated its financial impact at this time.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.    INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$31,353	$29,686
Work in process	12,094	9,950
Finished goods	7,738	10,324
Total inventories	$51,185	$49,960

10. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued payroll and related expenses	$3,006	$1,668
Accrued sales incentives and discounts	2,863	3,110
Accrued warranty costs	5,913	6,228
Accrued insurance expenses	1,370	1,791
Income taxes payable	472	—
Deferred revenue	362	191
Other	894	437
Total accrued expenses and other liabilities	$14,880	$13,425

11.  RETIREMENT PLANS

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24 months after termination. The Company currently plans to distribute the participant balances within the next 12 months through liquidation of assets currently held in the Rabbi Trust. As of June 30, 2025, the Retirement plan assets and Retirement plan liabilities related to the SERP are reported as part of current assets and current liabilities in the accompanying Consolidated Balance Sheet.

Through December 31, 2024, the Company permitted selected highly compensated employees to defer a portion of their compensation into the SERP. The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $19.1 million as of June 30, 2025 and $18.5 million as of December 31, 2024. Trading gains related to the SERP assets totaled $1.0 million during the three months ended June 30, 2025, compared to trading gains of $0.6 million during the three months ended June 30, 2024. Trading gains related to the SERP assets totaled $0.6 million during the six months ended June 30, 2025, compared to trading gains of $2.0 million during the six months ended June 30, 2024. The SERP assets are reported in Retirement plan assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of $22.3 million as of June 30, 2025 and $21.7 million as of December 31, 2024. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liabilities were the result of an increase of $1.0 million due to unrealized gains on participant balances during the three months ended June 30, 2025, compared to an increase of $0.6 million due to unrealized gains on participant balances during the three months ended June 30, 2024. Changes in the fair value of the SERP liabilities were the result of an increase of $0.7 million due to unrealized gains on participant balances during the six months ended June 30, 2025, compared to an increase of $2.1 million due to unrealized gains on participant balances during the six months ended June 30, 2024.

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

13.  NOTE PAYABLE TO BANK

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

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(each with customary exceptions, thresholds and exclusions). As of June 30, 2025, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of June 30, 2025 and December 31, 2024.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $22 thousand for both the three months ended June 30, 2025 and June 30, 2024. There was no interest expense paid on the credit facility for both the three months ended June 30, 2025 and June 30, 2024. Interest expense incurred was $45 thousand for both the six months ended June 30, 2025 and June 30, 2024. Interest expense paid on the credit facility was $13 thousand for the six months ended June 30, 2025 and none for the six months ended June 30, 2024.

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

Repurchase Obligations:

The Company is a party to various agreements with third-party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material financial impact associated with repurchases under these contractual agreements during the six months ended June 30, 2025 and June 30, 2024.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $19.6 million as of June 30, 2025. The Company also has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.8 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of June 30, 2025. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $1.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $39.8 million as of June 30, 2025.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s current three-year floor plan financing agreement with a single third-party lender is being phased in to replace the majority of prior agreements with other third-party lenders. The current agreement provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement, in addition to having substantially similar terms as prior arrangements.

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

Total STCI expense for the reported periods are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
STCI expense	$884	$653	$1,516	$1,513

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

15.  SUBSEQUENT EVENT

On July 22, 2025, the Board of Directors declared a regular cash dividend of $0.14 per share payable September 10, 2025 to common stockholders of record at the close of business August 11, 2025.

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

Consolidated net sales decreased 2.7% to $67.7 million for the second quarter of 2025 in comparison to the same period of the prior year due primarily to a 13% decrease in unit sales to dealers, partially offset by a price/mix increase of 10%. Gross profit decreased to $12.9 million in the second quarter of 2025, from $13.2 million in the same period of the prior year. Operating income decreased to $4.8 million for the second quarter of 2025, from $5.8 million for the second quarter of 2024. Net income decreased to $4.2 million in the second quarter of 2025, from $5.6 million in the same period of the prior year. Diluted earnings per share was $0.12 for the second quarter of 2025, down from $0.14 for the second quarter of 2024. These results reflected a stabilization of demand and a more balanced environment. Interest rates have remained elevated, and any sustained decrease could be another catalyst for dealers and consumers to increase spending. The Company continues to focus on reducing costs and aligning production to a lower demand level.

OUTLOOK

The discussion of the outlook for 2025 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 at “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.”

Higher selling prices for boats following rapid inflation and rising interest rates in recent years have both contributed to higher costs of boat ownership, curbing consumer demand following several years of high post-pandemic sales. We have adjusted production levels to more closely align with expected demand, however dealers remain cautious with regard to their levels of inventory.

Our financial results during the remainder of 2025 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs. While interest rates began to decrease slightly during 2024, the Company believes it may take further interest rate relief to drive increased consumer appetite for new boat purchases. However, the impact of tariffs on prices of imported manufacturing materials and components could contribute to inflation and limit further interest rate reductions. The Company actively monitors dealer inventories and order patterns for changes in demand and adjusts production levels accordingly.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

See section titled Non-GAAP Financial Measures for a reconciliation of EBITDA to net income and EBITDA margin to net income margin, the most directly comparable financial measures calculated and presented in accordance with GAAP, and a reconciliation of Free Cash Flow to Operating Cash Flow, the most directly comparable financial measure calculated and presented in accordance with GAAP.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share and number of boats sold)	2025	2024	2025	2024
Net sales	$67,698	$69,547	$126,700	$138,887
Cost of goods sold	54,789	56,373	102,838	111,729
Selling, general and administrative expenses	8,098	7,424	16,438	16,166
Interest income, net	476	879	918	1,730
Income tax provision	1,125	1,044	1,974	2,540
Net income	$4,162	$5,585	$6,368	$10,182

Net income margin	6.1%	8.0%	5.0%	7.3%
Earnings per share	$0.12	$0.14	$0.18	$0.28
Net cash (used for) provided by operating activities	$(1,604)	$3,822	$9,165	$19,737

Total number of boats sold	641	737	1,266	1,507
Average gross selling price per boat	$94.1	$85.7	$89.7	$83.0

Non-GAAP financial measures:
EBITDA	$5,598	$6,452	$9,000	$12,376
EBITDA margin	8.3%	9.3%	7.1%	8.9%
Free cash flow	$(2,031)	$3,044	$8,642	$18,076

THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THREE MONTHS ENDED JUNE 30, 2024

Net sales for the three months ended June 30, 2025 decreased $1.8 million or 2.7% compared to the same period in 2024. The change in net sales during the quarter compared to the prior year was primarily due to a 13% decrease in unit sales volume, partially offset by a price/mix increase of 10%. The year-over-year decline in net sales was more modest in the second quarter of 2025 versus the same

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

period of 2024 as comparisons ease and field inventories have returned to more balanced levels. The Company’s field inventory in units at the end of the second quarter of 2025 were approximately 11% below the second quarter of 2024. In the second quarter of 2025, net sales outside of the United States accounted for 2.8% of net sales compared to 6.1% of net sales in the same period of the prior year.

Cost of goods sold for the three months ended June 30, 2025 was $54.8 million compared to $56.4 million for the comparable period in 2024, a decrease of $1.6 million or 2.8%. Cost of goods sold as a percentage of net sales was 80.9% for the three months ended June 30, 2025 compared to 81.1% for the same period in the prior year as production schedules stabilized with demand resulting in manufacturing cost efficiencies.

Selling, general and administrative expenses for the three months ended June 30, 2025 were $8.1 million compared to $7.4 million for the same period in 2024, an increase of $674 thousand or 9.1%. This increase was primarily due to an increase in research and development investments and the timing of incentive compensation accruals in the current quarter in comparison to the same period of the prior year. Selling, general and administrative expenses were 12.0% of net sales in the second quarter of 2025, compared to 10.7% for the same period in 2024.

Interest income, net for the three months ended June 30, 2025 decreased to $476 thousand from $879 thousand in the same period of the prior year due to lower average cash balances, as a result of the Company’s special dividend paid during the second quarter of 2024. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the three months ended June 30, 2025 was $1.1 million compared to $1.0 million for the same period in 2024. The effective tax rate was 21.3% for the three months ended June 30, 2025 compared to 15.7% for the same period in the prior year. The increase in effective tax rate is primarily due to detrimental discrete adjustments compared to beneficial discrete adjustments in the prior year.

Net income and diluted earnings per share. Net income decreased to $4.2 million during the three months ended June 30, 2025, or $0.12 diluted earnings per share, from net income of $5.6 million during the three months ended June 30, 2024, or $0.14 diluted earnings per share. Net income margin was 6.1% for the three months ended June 30, 2025 compared to 8.0% during the three months ended June 30, 2024. The decline in the current period was primarily due to lower net sales.

EBITDA and EBITDA margin. EBITDA was $5.6 million during the three months ended June 30, 2025 compared to $6.6 million during the three months ended June 30, 2024. EBITDA margin was 8.3% for the three months ended June 30, 2025 compared to 9.3% for the three months ended June 30, 2024.

Net cash (used for) provided by operating activities and Free cash flow. Net cash (used for) provided by operating activities decreased $5.4 million to $(1.6) million during the three months ended June 30, 2025 compared to the same period of 2024. The decrease was primarily due to lower net income coupled with net unfavorable working capital changes during the second quarter of 2025. Free cash flow decreased $5.1 million during the three months ended June 30, 2025 compared to the same period of the prior year.

SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO SIX MONTHS ENDED JUNE 30, 2024

Net sales for the six months ended June 30, 2025 decreased $12.2 million or 8.8% compared to the same period in 2024. The change in net sales during the six months ended June 30, 2024 compared to the prior year was primarily due to a 16% decrease in unit sales volume, partially offset by a price/mix increase of 7%. In the six months ended June 30, 2025, net sales outside of the United States accounted for 5.2% of net sales compared to 6.6% of net sales in the same period of the prior year.

Cost of goods sold for the six months ended June 30, 2025 was $102.8 million compared to $111.7 million for the comparable period in 2024, a decrease of $8.9 million or 8.0%. Cost of goods sold as a percentage of net sales was 81.2% for the six months ended June 30, 2025 compared to 80.4% for the same period in the prior year as production schedules stabilized with demand resulting in manufacturing cost efficiencies.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the six months ended June 30, 2025 were $16.4 million compared to $16.2 million for the comparable period in 2024, an increase of $272 thousand or 1.7%. This increase was primarily due to higher research and development investments and the timing of incentive compensation accruals during the six months ended June 30, 2025 in comparison to the same period of the prior year. Selling, general and administrative expenses were 13.0% of net sales in the six months ended June 30, 2025, compared to 11.6% for the same period in 2024.

Interest income, net for the six months ended June 30, 2025 decreased to $918 thousand from $1.7 million in the same period of the prior year due to lower average cash balances, as a result of the Company’s special dividend paid during the second quarter of 2024. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the six months ended June 30, 2025 was $2.0 million compared to $2.5 million for the same period in 2024. The effective tax rate was 23.7% for the six months ended June 30, 2025 compared to 20.0% for the same period in the prior year. The increase in effective tax rate is primarily due to detrimental discrete adjustments compared to beneficial discrete adjustments in the prior year.

Net income and diluted earnings per share. Net income decreased to $6.4 million during the six months ended June 30, 2025, or $0.18 diluted earnings per share, from net income of $10.2 million during the six months ended June 30, 2024, or $0.28 diluted earnings per share. Net income margin was 5.0% for the six months ended June 30, 2025 compared to 7.3% during the six months ended June 30, 2024. The decline in the current period was primarily due to lower net sales.

EBITDA and EBITDA margin. EBITDA was $9.0 million during the six months ended June 30, 2025 compared to $12.4 million during the six months ended June 30, 2024. EBITDA margin was 7.1% for the six months ended June 30, 2025 compared to 8.9% for the six months ended June 30, 2024.

Net cash (used for) provided by operating activities and Free cash flow. Net cash (used for) provided by operating activities decreased $10.6 million to $9.2 million during the six months ended June 30, 2025 compared to the same period of the prior year. The decrease was primarily due to lower net income, coupled with net unfavorable working capital changes during the six months ended June 30, 2025. Free cash flow decreased $9.4 million during the six months ended June 30, 2025 compared to the same period of the prior year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The following are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Net Income to EBITDA
Net income	$4,162	$5,585	$6,368	$10,182
Adjustments:
Add: Income tax provision	1,125	1,044	1,974	2,540
Add: Depreciation and amortization	787	702	1,576	1,384
Less: Interest income, net	476	879	918	1,730
EBITDA	$5,598	$6,452	$9,000	$12,376

Net sales	$67,698	$69,547	$126,700	$138,887
Net income margin (1)	6.1%	8.0%	5.0%	7.3
EBITDA margin (1)	8.3%	9.3%	7.1%	8.9
(1)	Net income margin is calculated as net income divided by net sales. EBITDA margin is calculated as EBITDA divided by net sales.

(Unaudited)	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash (used for) provided by operating activities	$(1,604)	$3,822	$9,165	$19,737
Capital expenditures	(427)	(778)	(523)	(1,661)
Free cash flow	$(2,031)	$3,044	$8,642	$18,076

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2025 were $50.2 million compared to $52.4 million at December 31, 2024. The following table sets forth the cash flows for the applicable periods:

	Six months ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$9,165	$19,737
Net cash used for investing activities	(523)	(1,661)
Net cash used for financing activities	(10,850)	(34,897)

Cash provided by operating activities for the six months ended June 30, 2025, decreased by $10.6 million compared to the six months ended June 30, 2025, primarily due to the decrease in net income. In addition, working capital was a use of cash of $1.2 million in the six months ended June 30, 2025 compared to a source of cash of $6.8 million in the same period of 2024. Working capital was a use of cash in the current period due primarily to a net unfavorable change of $1.2 million in inventory, partially offset by net favorable changes in other components of working capital. The changes in inventory and other components of working capital were consistent with the decrease in net sales and lower production levels in the six months ended June 30, 2025 compared to the same period of the prior year, as well as the timing of payments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash used for investing activities for the six months ended June 30, 2025 decreased $1.1 million in comparison to the same period in the prior year due to lower capital expenditures during the six months ended June 30, 2025.

Cash used for financing activities for the six months ended June 30, 2025 significantly decreased in comparison to the same period in 2024 due primarily to a special dividend paid in the second quarter of 2024.

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

The Company filed a shelf registration statement on Form S-3 on April 23, 2025, which was declared effective on May 5, 2025. The shelf registration includes a base prospectus and allows us to offer any combination of securities described in the prospectus, which include common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing in one or more offerings in an aggregate amount of up to $150 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated depreciation on fixed asset additions. The Company is in the process of evaluating the OBBBA and has not estimated its financial impact at this time.

Cash Requirements

The Company currently expects that capital expenditures in 2025 will be approximately $2.0 to $3.0 million, of which $523 thousand has been spent through June 30, 2025.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which was initially adopted in 2001. As of June 30, 2025, there were 1,570,428 shares that remained available for repurchase under the current authorization. There were no shares repurchased under this program during both the three months ended June 30, 2025 and June 30, 2024.

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24 months after termination. The Company currently plans to distribute the participant balances within the next 12 months through liquidation of assets currently held in the Rabbi Trust. Both the assets and liabilities related to the SERP are now reflected as part of current assets and liabilities.

On July 22, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable September 10, 2025 to common stockholders of record at the close of business August 11, 2025. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material financial impact associated with repurchases under these contractual agreements during the six months ended June 30, 2025 and June 30, 2024.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $19.6 million as of June 30, 2025. The Company also has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.75 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of June 30, 2025. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $1.4 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $39.8 million as of June 30, 2025.

The Company’s current three-year floor plan financing agreement with a single third-party lender is being phased in to replace the majority of prior agreements with other third-party lenders. The current agreement provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement, in addition to having substantially similar terms as prior arrangements.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. (“RPC”) in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $552 thousand for the six months ended June 30, 2025 and $590 thousand for the six months ended June 30, 2024.

Marine Products and RPC own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $76 thousand for the six months ended June 30, 2025 and $82 thousand for the six months ended June 30, 2024.

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

Pursuant to the registration rights agreement between us and our largest stockholder, LOR, Inc. (LOR) and certain of its affiliates (collectively, the Selling Stockholders) and their permitted transferees, we have filed a Form S-3 shelf registration statement on April 23, 2025, which was declared effective on May 5, 2025, that registers the resale of up to 24,419,029 shares of our common stock, and which represents all Company securities held by the Selling Stockholders. In addition, they have the right to require, subject to certain conditions and limitations, certain piggyback registration rights with respect to registrations initiated by us.

Pursuant to the registration rights agreement between us and our largest stockholder, LOR, Inc. (LOR) and certain of its affiliates (collectively, the Selling Stockholders) and their permitted transferees, we have we have filed a Form S-3 shelf registration statement on April 23, 2025, which was declared effective on May 5, 2025, that registers the resale of up to 127,235,202 shares of our common

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

stock, and which represents all Company securities held by the Selling Stockholders. In addition, they have the right to require, subject to certain conditions and limitations, certain piggy back registration rights with respect to registrations initiated by us.

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

INFLATION

New boat buyers typically finance their purchases. The Company believes that the 2022 and 2023 increases in interest rates (which is generally linked to higher inflation) had reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases. Higher interest rates also impact many of our dealers, as their inventories are financed and they bear much of the carrying costs. Lastly, the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest as part of our dealer sales incentive programs.

As a result of post-pandemic supply chain disruptions and general inflation, the market prices of the raw materials and components used by the Company’s manufacturing processes increased and remain elevated. In response, the Company increased the prices for its products, and they remain historically high. In 2024 and through the first and second quarters of 2025, input cost inflation was immaterial, though many items remain elevated compared to historical levels. The Company believes the cost of boat ownership has risen enough over the last several years to impact retail demand. Therefore, it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins. As discussed above, the ongoing tariff developments could result in a resumption in inflationary pressures.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such forward-looking statements may include, without limitation: our belief that the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model; our expectation that the Company will distribute the balances of the SERP with the next 12 months by liquidating the assets currently held in the Rabbi Trust; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that the single third-party floor plan agreement is similar to the current agreements with the existing third-party floor plan lenders and provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement; our attempts to optimize financial returns by closely monitoring dealer orders and inventories, the production mix of various models, and indications of demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

strategies; our belief that our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather; our belief that our results of operations reflect a stabilization of demand and a more balanced environment; our belief that consumer sentiment remains weak due to economic uncertainty and generally elevated interest rates compared to recent history; our belief that high interest rates increase the financing cost for consumers purchasing boats, thus increasing the total cost of boat ownership; our belief that the Company continues to focus on reducing costs and aligning production to a lower demand level; our belief that higher selling prices for boats following rapid inflation and rising interest rates in recent years have both contributed to higher costs of boat ownership, curbing consumer demand following several years of high post-pandemic sales; statements regarding adjustment of production levels to more closely align with expected demand; our belief that our financial results during the remainder of 2025 will depend on a number of factors including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs; our belief that it may take further interest rate relief to drive increased consumer appetite for new boat purchases; our belief that the impact of tariffs on prices of imported manufacturing materials and components could contribute to inflation and limit further interest rate reductions; our plans to actively monitor dealer inventories and order patterns for changes in demand, and adjust production levels accordingly; our belief that sales comparisons to the prior year could begin to turn positive in the second half of 2025; our belief that presenting EBITDA and EBITDA margin enables a comparison of our operating performance consistently over various time periods without regard to changes in our capital structure; our belief that free cash flow is an important financial measure for use in evaluating our liquidity; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization, cash generated by operations and the Company’s revolving credit facility will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; statements regarding our decisions about the amount of cash to be used for investing and financing purposes and how such decisions are influenced by our capital position and the expected amount of cash to be provided by operations; our expectation that capital expenditures in 2025 will be approximately $2.0 to $3.0 million; our plans to evaluate funding and timing options to distribute the Supplemental Executive Retirement Plan participant balances; our expectation to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition, and other relevant factors; our belief that our quarterly operating results are affected by weather and general economic conditions; our belief that the results for any quarter are not necessarily indicative of results to be expected in any future period; our belief that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases; our belief that higher interest rates impact our dealers, as their boat purchases are financed and they bear much of the carrying cost of holding inventories; our belief that sales declines were more modest versus prior periods; our belief that the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest costs as part of our dealer sales incentive programs; our belief that as a result of post-pandemic supply chain disruptions and general inflation, the market prices of the raw materials and components used by the Company’s manufacturing processes increased and remains elevated and in response, the Company increased the prices for its products, and they remain historically high; our belief that the cost of boat ownership has risen enough to impact retail demand, therefore, it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins; our belief that the ongoing tariff developments could result in a resumption in inflationary pressures; statements regarding our assessments of market risk exposures and that we do not expect any material changes in market risk exposures or how those risks are managed; and our belief that the outcome of such litigation will not have a material effect on the financial position, results of operations or liquidity of Marine Products; and statements regarding the agreements or contracts the Company has entered into with vendors, customers, lenders, and other third-parties and the anticipated benefits or obligations arising therefrom.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2025, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2025 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the second quarter of 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Adoption of Amended and Restated Bylaws

On July 22, 2025, the Board of Directors approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments contained in the Amended and Restated Bylaws effected the following changes:

●	To delete provisions providing for the closing of the Company’s stock transfer books.
●	To delete former Article Twenty-Ninth, which contained fee shifting provisions.
●	To further enhance and refine procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings (other than proposals to be included in the Company’s proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).
●	To provide additional flexibility with respect to the signatures required on certificates evidencing Company common stock.
●	To provide additional specificity with respect to the setting of record dates.

The Amended and Restated Bylaws also incorporate various other non-material updates and technical, clarifying and conforming changes. The foregoing description is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a redlined copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

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

3.2	Amended and Restated By-laws of Marine Products Corporation dated July 22, 2025.

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

MARINE PRODUCTS CORPORATION

Date: July 24, 2025	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2025	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)