Form 10-Q
period 2025-09-30
MARINE PRODUCTS CORP
filed 2025-10-30
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025, Marine Products Corporation had 34,999,034 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025, AND DECEMBER 31, 2024

(In thousands, except shares and par value data)

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$47,403	$52,379
Accounts receivable, net	5,063	4,176
Inventories	61,463	49,960
Income taxes receivable	2,134	439
Retirement plan assets	20,305	—
Prepaid expenses and other current assets	4,344	3,040
Total current assets	140,712	109,994
Property, plant and equipment, net	22,869	24,247
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	7,086	9,729
Retirement plan assets	—	18,489
Other long-term assets	5,012	5,015
Total assets	$179,452	$171,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$13,036	$5,499
Retirement plan liabilities	23,548	—
Accrued expenses and other liabilities	14,848	13,425
Total current liabilities	51,432	18,924
Retirement plan liabilities	—	21,667
Other long-term liabilities	1,764	1,653
Total liabilities	53,196	42,244
Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,999,034 shares in 2025 and 34,707,304 shares in 2024	3,500	3,471
Capital in excess of par value	—	—
Retained earnings	122,756	125,532
Total stockholders’ equity	126,256	129,003
Total liabilities and stockholders’ equity	$179,452	$171,247

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$53,148	$49,850	$179,848	$188,737
Cost of goods sold	42,920	40,668	145,758	152,397
Gross profit	10,228	9,182	34,090	36,340
Selling, general and administrative expenses	7,363	5,642	23,801	21,809
Gain on disposition of assets, net	—	(50)	—	(51)
Operating income	2,865	3,590	10,289	14,582
Interest income, net	443	634	1,361	2,364
Income before income taxes	3,308	4,224	11,650	16,946
Income tax provision	658	820	2,632	3,360
Net income	$2,650	$3,404	$9,018	$13,586

Earnings per share
Basic	$0.07	$0.10	$0.25	$0.37
Diluted	$0.07	$0.10	$0.25	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2025
			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balance, December 31, 2024	34,707	$3,471	$—	$125,532	$129,003
Stock issued for stock incentive plans, net	363	36	1,105	—	1,141
Stock purchased and retired	(115)	(12)	(1,105)	62	(1,055)
Net income	—	—	—	2,206	2,206
Cash dividends ($0.14 per share)	—	—	—	(4,894)	(4,894)
Balance, March 31, 2025	34,955	3,495	—	122,906	126,401
Stock issued for stock incentive plans, net	41	4	1,565	—	1,569
Stock purchased and retired	—	—	(1,565)	1,565	—
Net income	—	—	—	4,162	4,162
Cash dividends ($0.14 per share)	—	—	—	(4,901)	(4,901)
Balance, June 30, 2025	34,996	3,499	—	123,732	127,231
Stock issued for stock incentive plans, net	3	1	1,274	—	1,275
Stock purchased and retired	—	—	(1,274)	1,274	—
Net income	—	—	—	2,650	2,650
Cash dividends ($0.14 per share)	—	—	—	(4,900)	(4,900)
Balance, September 30, 2025	34,999	$3,500	$—	$122,756	$126,256

	Nine Months Ended September 30, 2024
			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balance, December 31, 2023	34,467	$3,447	$—	$148,141	$151,588
Stock issued for stock incentive plans, net	301	30	926	—	956
Stock purchased and retired	(85)	(8)	(926)	27	(907)
Net income	—	—	—	4,597	4,597
Cash dividends ($0.14 per share)	—	—	—	(4,852)	(4,852)
Balance, March 31, 2024	34,683	3,469	—	147,913	151,382
Stock issued for stock incentive plans, net	35	3	1,424	—	1,427
Stock purchased and retired	—	—	(1,424)	1,424	—
Net income	—	—	—	5,585	5,585
Cash dividends ($0.84 per share)	—	—	—	(29,138)	(29,138)
Balance, June 30, 2024	34,718	3,472	—	125,784	129,256
Stock issued for stock incentive plans, net	(2)	—	1,012	—	1,012
Stock purchased and retired	(3)	(1)	(1,012)	987	(26)
Net income	—	—	—	3,404	3,404
Cash dividends ($0.14 per share)	—	—	—	(4,855)	(4,855)
Balance, September 30, 2024	34,713	$3,471	$—	$125,320	$128,791

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$9,018	$13,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,361	2,088
Stock-based compensation expense	3,985	3,395
Gain on disposition of assets, net	—	(51)
Deferred income tax benefit	2,643	(1,346)
(Increase) decrease in assets:
Accounts receivable	(887)	(2,970)
Income taxes receivable	(1,695)	144
Inventories	(11,503)	9,012
Current retirement plan assets	(1,241)	—
Prepaid expenses and other current assets	(1,304)	(849)
Other long-term assets	(559)	(3,438)
Increase (decrease) in liabilities:
Accounts payable	7,522	1,989
Current retirement plan liabilities	1,296	—
Income taxes payable	—	1,136
Accrued expenses and other liabilities	1,420	(1,056)
Other long-term liabilities	686	3,242
Net cash provided by operating activities	11,742	24,882

INVESTING ACTIVITIES
Capital expenditures	(968)	(3,574)
Proceeds from sale of assets	—	51
Net cash used for investing activities	(968)	(3,523)

FINANCING ACTIVITIES
Payment of dividends	(14,695)	(38,845)
Cash paid for common stock purchased and retired	(1,055)	(933)
Net cash used for financing activities	(15,750)	(39,778)

Net decrease in cash and cash equivalents	(4,976)	(18,419)
Cash and cash equivalents at beginning of period	52,379	71,952
Cash and cash equivalents at end of period	$47,403	$53,533

Supplemental information:
Income tax payments, net	$1,704	$3,416

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

2.    RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Update (“ASU”) Not Yet Adopted:

ASU 2025-06: Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: This ASU updates existing guidance related to the capitalization of development costs for internal-use software. These amendments update the threshold required to start capitalizing software costs and remove references to a sequential software development method. The provisions in this ASU are effective beginning in the first quarter of 2028. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Boats and accessories	$52,016	$48,674	$175,906	$185,303
Parts	1,132	1,176	3,942	3,434
Net sales	$53,148	$49,850	$179,848	$188,737

The following table disaggregates our revenues between domestic and international:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Domestic	$51,237	$47,625	$171,316	$177,308
International	1,911	2,225	8,532	11,429
Net sales	$53,148	$49,850	$179,848	$188,737

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	September 30,	December 31,
(in thousands)	2025	2024
Deferred revenue	$1,180	$191

Substantially all of the deferred revenue disclosed above has been or will be recognized as sales during the immediately following quarters, respectively, when control is transferred.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income available for stockholders:	$2,650	$3,404	$9,018	$13,586
Less: Adjustments for earnings attributable to participating securities	(128)	(118)	(386)	(957)
Net income used in calculating earnings per share	$2,522	$3,286	$8,632	$12,629

Weighted average shares outstanding (including participating securities)	34,999	34,713	34,954	34,684
Adjustment for participating securities	(917)	(876)	(909)	(880)
Shares used in calculating basic and diluted earnings per share	34,082	33,837	34,045	33,804

5.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance stock unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

As of September 30, 2025, there were 2,552,618 shares available for grant under the Company’s 2024 Stock Incentive Plan, which has a 10-year term. In addition, there were 488,966 shares available under the 2014 Stock Incentive plan that are reserved for the potential vesting of performance stock unit awards granted in 2024 and 2023.

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

An analysis of the warranty accruals for the nine months ended September 30, 2025 and 2024 is as follows:

(in thousands)	2025	2024
Balance at January 1	$6,228	$7,078
Less: Payments made during the period	(3,392)	(3,374)
Add: Warranty provision for the period	2,755	2,909
Changes to warranty provision for prior periods	471	(11)
Balance at September 30	$6,062	$6,602

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

Significant segment expenses for the three and nine months ended September 30, 2025 and 2024 are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Materials	$28,357	$26,158	$94,695	$99,369
Overhead	4,824	5,102	17,226	17,806
Labor costs	5,543	5,310	18,856	19,172
Other cost of goods sold (1)	4,196	4,098	14,981	16,050
Cost of goods sold	$42,920	$40,668	$145,758	$152,397

Employment costs	$4,720	$4,041	$13,487	$13,888
Warranty expense	1,237	695	3,226	2,898
Other selling, general and administrative expenses (2)	1,406	906	7,088	5,023
Selling, general and administrative expenses	$7,363	$5,642	$23,801	$21,809
(1)	Comprised primarily of accessories cost.
(2)	Includes professional fees, insurance, advertising and promotions, research and development and other costs.

8.  INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items including tax credits and changes to prior year estimates. The estimated tax rate is revised, if necessary, at the end of each successive interim period to the Company's current annual estimated tax rate.

Income tax provision for three months ended September 30, 2025 reflects an effective tax rate of 19.9% compared to 19.4% for the comparable period in the prior year. Income tax provision for nine months ended September 30, 2025 reflects an effective tax rate of 22.6% compared to 19.8% for the comparable period in the prior year. The increase in effective tax rate is primarily due to detrimental discrete adjustments compared to beneficial discrete adjustments in the prior year.

In the third quarter of 2025, MPC implemented the provisions of the One Big, Beautiful Bill Act (“OBBBA”). Implementation of the OBBBA provisions resulted in a decrease of approximately $3.5 million in deferred income tax asset with a corresponding increase in income taxes receivable due to the 100% bonus depreciation on capital expenditures placed in service after January 19th, 2025 and immediate expensing of all domestic research and development costs, that were previously amortized over five years. Implementation of the OBBBA provisions did not have an impact on our effective rate or the Income tax provision in our Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.    INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$33,657	$29,686
Work in process	16,278	9,950
Finished goods	11,528	10,324
Total inventories	$61,463	$49,960

10. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued payroll and related expenses	$3,100	$1,668
Accrued sales incentives and discounts	1,832	3,110
Accrued warranty costs	6,062	6,228
Accrued insurance expenses	1,911	1,791
Deferred revenue	1,180	191
Other	763	437
Total accrued expenses and other liabilities	$14,848	$13,425

11.  RETIREMENT PLANS

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24 months after termination. The Company currently plans to distribute the participant balances in the fourth quarter of 2025 through liquidation of all assets currently held in the Rabbi Trust and corporate funds. Retirement Plan assets and liabilities were classified as long-term on the balance sheet as of December 31, 2024 and were reclassed to short-term as of June 30, 2025 when the decision to liquidate the assets and distribute participant balances in the fourth quarter of 2025 was made. As of September 30, 2025, the Retirement plan assets and Retirement plan liabilities related to the SERP are reported as part of current assets and current liabilities in the accompanying Consolidated Balance Sheet.

Through December 31, 2024, the Company permitted selected highly compensated employees to defer a portion of their compensation into the SERP. The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $20.3 million as of September 30, 2025 and $18.5 million as of December 31, 2024. Trading gains related to the SERP assets totaled $1.2 million during the three months ended September 30, 2025, compared to trading gains of $753 thousand during the three months ended September 30, 2024. Trading gains related to the SERP assets totaled $1.8 million during the nine months ended September 30, 2025, compared to trading gains of $2.7 million during the nine months ended September 30, 2024. The SERP assets are reported in Retirement plan assets in the accompanying Consolidated Balance Sheets and changes to the fair value of the assets are reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of $23.5 million as of September 30, 2025 and $21.7 million as of December 31, 2024. The SERP liabilities are reported in the accompanying Consolidated

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities were the result of an increase of $1.3 million due to unrealized gains on participant balances during the three months ended September 30, 2025, compared to an increase of $850 thousand during the three months ended September 30, 2024. Changes in the fair value of the SERP liabilities were the result of an increase of $2.0 million due to unrealized gains on participant balances during the nine months ended September 30, 2025, compared to an increase of $3.0 million during the nine months ended September 30, 2024.

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

13.  CREDIT FACILITIES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of September 30, 2025, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of September 30, 2025 and December 31, 2024.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $23 thousand for both the three months ended September 30, 2025 and 2024. Interest expense incurred was $67 thousand for both the nine months ended September 30, 2025 and 2024. Interest expense paid on the credit facility was $25 thousand for both the three months ended September 30, 2025 and 2024. Interest expense paid on the credit facility was $38 thousand for the nine months ended September 30, 2025 and $25 thousand for the nine months ended September 30, 2024.

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

Repurchase Obligations:

The Company is a party to various agreements with third-party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material financial impact associated with repurchases under these contractual agreements during the nine months ended September 30, 2025 and September 30, 2024.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $19.6 million as of September 30, 2025. The Company also has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.8 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of September 30, 2025. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $1.2 million with various

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $39.6 million as of September 30, 2025.

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

Total STCI expense for the reported periods are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
STCI expense	$581	$436	$2,097	$1,949

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

15.  SUBSEQUENT EVENT

On October 28, 2025, the Board of Directors declared a regular cash dividend of $0.14 per share payable December 10, 2025 to common stockholders of record at the close of business November 10, 2025.

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

The discussion on business and financial strategies of the Company set forth under the heading “Business Strategies” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 is incorporated herein by reference. There have been no significant changes in the strategies since year-end although management continues to consider other potential opportunities to maximize stockholder value.

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

Consolidated net sales increased 6.6% to $53.1 million for the third quarter of 2025 in comparison to the same period of the prior year due primarily to a price/mix increase of 7% partially offset by a slight decrease in number of boats sold. Gross profit increased to $10.2 million in the third quarter of 2025, from $9.2 million in the same period of the prior year. Operating income decreased to $2.9 million for the third quarter of 2025, from $3.6 million for the third quarter of 2024. Net income decreased to $2.7 million in the third quarter of 2025, from $3.4 million in the same period of the prior year. Diluted earnings per share was $0.07 for the third quarter of 2025, down from $0.10 for the third quarter of 2024. These results reflected a stabilization of demand and a more balanced environment. Interest rates have remained elevated, and any sustained decrease could be another catalyst for dealers and consumers to increase spending. The Company continues to focus on reducing costs and aligning production to expected demand level. In the third quarter of 2025, the Company became a member of Independent Boat Builders, Inc. (“IBBI”) whose primary business purpose is to serve as a marine purchasing cooperative. The Company has begun purchasing parts through IBBI agreements. Membership in IBBI does not require minimum purchase commitments and the Company continues to evaluate all sources to determine competitive pricing.

OUTLOOK

The discussion of the outlook for 2025 is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 at “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.”

Higher selling prices for boats following rapid inflation and rising interest rates in recent years have both contributed to higher costs of boat ownership, curbing consumer demand following several years of high post-pandemic sales. We have adjusted production levels to more closely align with expected demand; however, dealers remain cautious with their field inventory levels due to lower retail demand compared to recent years and higher financing costs.

Our financial results during the remainder of 2025 will depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs. While interest rates began to decrease during 2024 and in 2025, the Company believes it may take further

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

interest rate relief to drive increased consumer appetite for new boat purchases. However, the impact of tariffs on prices of imported manufacturing materials and components could contribute to inflation and limit further interest rate reductions. The Company actively monitors dealer inventories and order patterns for changes in demand and adjusts production levels accordingly.

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

RESULTS OF OPERATIONS

Key operating and financial statistics for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share and number of boats sold)	2025	2024	2025	2024
Net sales	$53,148	$49,850	$179,848	$188,737
Cost of goods sold	42,920	40,668	145,758	152,397
Selling, general and administrative expenses	7,363	5,642	23,801	21,809
Gain on disposition of assets, net	—	(50)	—	(51)
Interest income, net	443	634	1,361	2,364
Income tax provision	658	820	2,632	3,360
Net income	$2,650	$3,404	$9,018	$13,586

Net income margin	5.0%	6.8%	5.0%	7.2%
Earnings per share	$0.07	$0.10	$0.25	$0.37
Net cash provided by operating activities	$2,577	$5,145	$11,742	$24,882

Total number of boats sold	494	500	1,760	2,007
Average gross selling price per boat	$97.0	$91.0	$91.8	$85.0

Non-GAAP financial measures:
EBITDA	$3,650	$4,294	$12,650	$16,670
EBITDA margin	6.9%	8.6%	7.0%	8.8%
Free cash flow	$2,132	$3,232	$10,774	$21,308

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2024

Net sales for the three months ended September 30, 2025 increased $3.3 million or 6.6% compared to the same period in 2024. The change in net sales during the quarter compared to the prior year was primarily due to a price/mix increase of 7% partially offset by a slight decrease in the number of boats sold. Comparable periods have been easing as field inventories return to more balanced levels. The Company’s field inventory in units at the end of the third quarter of 2025 was approximately 6% below the third quarter of 2024. In the third quarter of 2025, net sales outside of the United States accounted for 3.6% of net sales compared to 4.5% of net sales in the same period of the prior year.

Cost of goods sold for the three months ended September 30, 2025 was $42.9 million, an increase of $2.3 million or 5.5% compared to the same period in 2024. Cost of goods sold as a percentage of net sales was 80.8% for the three months ended September 30, 2025 compared to 81.6% for the same period in the prior year due to targeted incentives and stabilized production schedules resulting in improved manufacturing cost absorption.

Selling, general and administrative expenses for the three months ended September 30, 2025 were $7.4 million, an increase of $1.7 million or 30.5% compared to the same period in 2024. This increase was largely due to an increase in new product R&D investments, warranty cost adjustments and other expenses that typically vary with sales. Selling, general and administrative expenses were 13.9% of net sales in the third quarter of 2025, compared to 11.3% for the same period in 2024.

Interest income, net for the three months ended September 30, 2025 decreased to $443 thousand from $634 thousand in the same period of the prior year due to lower average cash balances. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the three months ended September 30, 2025 was $658 thousand compared to $820 thousand for the same period in 2024. The effective tax rate was 19.9% for the three months ended September 30, 2025 compared to 19.4% for the same period in the prior year. The increase in the effective tax rate is primarily due to the decrease in favorable permanent differences compared to the prior year.

Net income and diluted earnings per share. Net income decreased to $2.7 million during the three months ended September 30, 2025, or $0.07 diluted earnings per share, from net income of $3.4 million during the three months ended September 30, 2024, or $0.10 diluted earnings per share. Net income margin was 5.0% for the three months ended September 30, 2025 compared to 6.8% during the three months ended September 30, 2024.

EBITDA and EBITDA margin. EBITDA was $3.7 million during the three months ended September 30, 2025 compared to $4.3 million during the three months ended September 30, 2024. EBITDA margin was 6.9% for the three months ended September 30, 2025 compared to 8.6% for the three months ended September 30, 2024.

Net cash provided by operating activities and Free cash flow. Net cash provided by operating activities decreased $2.6 million to $2.6 million during the three months ended September 30, 2025 compared to the same period of 2024. The decrease was primarily due to lower net income coupled with net unfavorable working capital changes during the third quarter of 2025. Free cash flow decreased $1.1 million due to the decrease in net cash provided by operating activities, partially offset by lower capital expenditures during the three months ended September 30, 2025 compared to the same period of the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2024

Net sales for the nine months ended September 30, 2025 decreased $8.9 million or 4.7% compared to the same period in 2024. The change in net sales during the nine months ended September 30, 2024 compared to the prior year was primarily due to a 12% decrease in unit sales volume, partially offset by a price/mix increase of 7%. In the nine months ended September 30, 2025, net sales outside of the United States accounted for 4.7% of net sales compared to 6.1% of net sales in the same period of the prior year.

Cost of goods sold for the nine months ended September 30, 2025 was $145.8 million, a decrease of $6.6 million or 4.4% compared to the same period in 2024,. Cost of goods sold as a percentage of net sales was 81.0% for the nine months ended September 30, 2025

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

compared to 80.7% for the same period in the prior year as production schedules stabilized with demand resulting in improved manufacturing cost absorption.

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $23.8 million, an increase of $2.0 million or 9.1% compared to the same period in 2024. This increase was largely due to an increase in new product R&D investments, warranty cost adjustments and other expenses that typically vary with sales. Selling, general and administrative expenses were 13.2% of net sales in the nine months ended September 30, 2025, compared to 11.6% for the same period in 2024.

Interest income, net for the nine months ended September 30, 2025 decreased to $1.4 million from $2.4 million in the same period of the prior year due to lower average cash balances, as a result of the Company’s special dividend paid during the second quarter of 2024. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax provision for the nine months ended September 30, 2025 was $2.6 million compared to $3.4 million for the same period in the prior year. The effective tax rate was 22.6% for the nine months ended September 30, 2025 compared to 19.8% for the same period in the prior year. The increase in the effective tax rate is primarily due to detrimental discrete adjustments compared to beneficial discrete adjustments in the prior year.

Net income and diluted earnings per share. Net income decreased to $9.0 million during the nine months ended September 30, 2025, or $0.25 diluted earnings per share, from net income of $13.6 million during the nine months ended September 30, 2024, or $0.37 diluted earnings per share. Net income margin was 5.0% for the nine months ended September 30, 2025 compared to 7.2% during the nine months ended September 30, 2024. The decline in the current period was primarily due to lower net sales.

EBITDA and EBITDA margin. EBITDA was $12.7 million during the nine months ended September 30, 2025 compared to $16.7 million during the nine months ended September 30, 2024. EBITDA margin was 7.0% for the nine months ended September 30, 2025 compared to 8.8% for the nine months ended September 30, 2024.

Net cash provided by operating activities and Free cash flow. Net cash provided by operating activities decreased $13.1 million to $11.7 million during the nine months ended September 30, 2025 compared to the same period of the prior year. The decrease was primarily due to lower net income, coupled with net unfavorable working capital changes during the nine months ended September 30, 2025. Free cash flow decreased $10.5 million due to the decrease in net cash provided by operating activities, partially offset by lower capital expenditures during the nine months ended September 30, 2025 compared to the same period of the prior year.

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

The following are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Net Income to EBITDA
Net income	$2,650	$3,404	$9,018	$13,586
Adjustments:
Add: Income tax provision	658	820	2,632	3,360
Add: Depreciation and amortization	785	704	2,361	2,088
Less: Interest income, net	443	634	1,361	2,364
EBITDA	$3,650	$4,294	$12,650	$16,670

Net sales	$53,148	$49,850	$179,848	$188,737
Net income margin (1)	5.0%	6.8%	5.0%	7.2%
EBITDA margin (1)	6.9%	8.6%	7.0%	8.8%
(1)	Net income margin is calculated as net income divided by net sales. EBITDA margin is calculated as EBITDA divided by net sales.

(Unaudited)	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$2,577	$5,145	$11,742	$24,882
Capital expenditures	(445)	(1,913)	(968)	(3,574)
Free cash flow	$2,132	$3,232	$10,774	$21,308

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2025 were $47.4 million compared to $52.4 million at December 31, 2024. The following table sets forth the cash flows for the applicable periods:

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$11,742	$24,882
Net cash used for investing activities	(968)	(3,523)
Net cash used for financing activities	(15,750)	(39,778)

Cash provided by operating activities for the nine months ended September 30, 2025, decreased by $13.1 million compared to the nine months ended September 30, 2025, primarily due to the decrease in net income coupled with net unfavorable working capital adjustments. Working capital was a use of cash of $6.4 million during the nine months ended September 30, 2025, compared to a source of cash of $7.4 million in the same period of the prior year. In the current period, working capital was a use of cash due primarily to a net unfavorable change of $11.5 million in inventory, partially offset by net favorable changes in other components of working capital. The changes in inventory and other components of working capital were consistent with the higher production levels in the current quarter of 2025 compared to the same period of the prior year, as well as the timing of payments.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash used for investing activities for the nine months ended September 30, 2025 decreased $2.6 million in comparison to the same period in the prior year due to lower capital expenditures during the nine months ended September 30, 2025.

Cash used for financing activities for the nine months ended September 30, 2025 significantly decreased $24.0 million in comparison to the same period in 2024 due primarily to a special dividend paid in the second quarter of 2024.

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

The Company has a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC) that expires on May 5, 2028, which permits it to offer common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing, in one or more offerings in an aggregate amount of up to $150 million. The Form S-3 is intended to provide us the flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs.

In the third quarter of 2025, MPC implemented the provisions of the One Big, Beautiful Bill Act (“OBBBA”), which resulted in a lower tax obligation due to the 100% bonus depreciation on capital expenditures placed in service after January 19th, 2025 and immediate expensing of all domestic research and development costs, that were previously amortized over five years. Implementation of the OBBBA provisions did not have an impact on our effective rate or the Income tax provision in our Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

Cash Requirements

The Company currently expects that capital expenditures in 2025 will be approximately $1.0 to $1.5 million, of which $968 thousand has been spent through September 30, 2025.

The Company has repurchased an aggregate total of 6,679,572 shares in the open market under the Company stock repurchase program, which was initially adopted in 2001. As of September 30, 2025, there were 1,570,428 shares that remained available for repurchase under the current authorization. There were no shares repurchased under this program during both the three months ended September 30, 2025 and 2024.

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24 months after termination. The Company currently plans to distribute the participant balances in the fourth quarter of 2025 through liquidation of all assets currently held in the Rabbi Trust and corporate funds. We expect to pay a net cash distribution of approximately $3 million, subject to market changes, and to incur a one-time increase in our effective tax rate. Both the assets and liabilities related to the SERP are now reflected as part of current assets and current liabilities.

On October 28, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share payable December 10, 2025 to common stockholders of record at the close of business November 10, 2025. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Company in new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material financial impact associated with repurchases under these contractual agreements during the nine months ended September 30, 2025 and September 30, 2024.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $19.6 million as of September 30, 2025. The Company also has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.75 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of September 30, 2025. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $1.2 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $39.6 million as of September 30, 2025.

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

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. (“RPC”) in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $821 thousand for the nine months ended September 30, 2025 and $858 thousand for the nine months ended September 30, 2024.

Marine Products and RPC own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $108 thousand for the nine months ended September 30, 2025 and $123 thousand for the nine months ended September 30, 2024.

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

Pursuant to the registration rights agreement between us and our largest stockholder, LOR, Inc. (“LOR”) and certain of its affiliates (collectively, “the Selling Stockholders”) and their permitted transferees, we have filed a shelf registration statement on Form S-3 with the SEC that expires on May 5, 2028. The Form S-3 shelf registration statement registers for resale up to 24,419,029 shares of our common stock, which represents substantially all of the Company securities held by the Selling Stockholders. In addition, they have, subject to certain conditions and limitations, certain piggy-back registration rights with respect to registrations initiated by us.

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

INFLATION

New boat buyers typically finance their purchases. The Company believes that previous increases in interest rates (which were generally linked to higher inflation) reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases. Higher interest rates also impact many of our dealers, as their inventories are financed and they bear much of the carrying costs related to boats held in inventory. Lastly, the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest as part of our dealer sales incentive programs. Although economic uncertainty continues to impact the marine industry, we are encouraged by the potential for lower interest rates helping the finance buyer.

As a result of post-pandemic supply chain disruptions and general inflation, the market prices of the raw materials and components used by the Company’s manufacturing processes increased and remain elevated. In response, the Company increased the prices for its products, and they remain historically high. In 2024 and through the nine months ended September 30, 2025, input cost inflation was immaterial, though many items remain elevated compared to historical levels. The Company believes the cost of boat ownership has risen enough over the last several years to impact retail demand. Therefore, it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins. As discussed above, the ongoing tariff developments could result in a resumption in inflationary pressures.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such forward-looking statements may include, without limitation: our belief that the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model; our expectation that the Company will distribute the balances of the SERP with the next 12 months by liquidating the assets currently held in the Rabbi Trust; our plans to continue to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and our plans to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time; our belief that the single third-party floor plan agreement is similar to the current agreements with the existing third-party floor plan lenders and provides for certain additional incentives to the Company and qualifying dealers over the term of the agreement; our attempts to optimize financial returns by closely monitoring dealer orders and inventories, the production mix of various models, and indications of demand such as consumer confidence, inflation concerns, interest rates, dealer orders placed at our annual dealer conferences, and retail attendance and orders at annual winter boat show exhibitions; our plans to consider trends related to certain key financial and other data, including our historical and forecasted financial results, market share, unit sales of our products, average selling price per boat, and gross profit margins, among others, as indicators of the success of our strategies; our belief that our financial results are affected by consumer confidence — because pleasure boating is a discretionary expenditure, interest rates — because many retail customers finance the purchase of their boats, and other socioeconomic and environmental factors such as availability of leisure time, consumer preferences, demographics and the weather; our belief that our results of operations reflect a stabilization of demand and a more balanced environment; our belief that consumer sentiment remains weak due to economic uncertainty and generally elevated interest rates compared to recent history; our belief that high interest rates increase the financing cost for consumers purchasing boats, thus increasing the total cost of boat ownership; our belief that the

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Company continues to focus on reducing costs and aligning production to a lower demand level; our belief that higher selling prices for boats following rapid inflation and rising interest rates in recent years have both contributed to higher costs of boat ownership, curbing consumer demand following several years of high post-pandemic sales; statements regarding adjustment of production levels to more closely align with expected demand; our belief that our financial results during the remainder of 2025 will depend on a number of factors including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs; our belief that it may take further interest rate relief to drive increased consumer appetite for new boat purchases; our belief that the impact of tariffs on prices of imported manufacturing materials and components could contribute to inflation and limit further interest rate reductions; our plans to actively monitor dealer inventories and order patterns for changes in demand, and adjust production levels accordingly; our belief that sales comparisons to the prior year could begin to turn positive in the second half of 2025; our belief that presenting EBITDA and EBITDA margin enables a comparison of our operating performance consistently over various time periods without regard to changes in our capital structure; our belief that free cash flow is an important financial measure for use in evaluating our liquidity; our belief that the liquidity provided by existing cash, cash equivalents and marketable securities, our overall strong capitalization, cash generated by operations and the Company’s revolving credit facility will provide sufficient capital to meet the Company’s requirements for at least the next twelve months; statements regarding our decisions about the amount of cash to be used for investing and financing purposes and how such decisions are influenced by our capital position and the expected amount of cash to be provided by operations; our expectation that capital expenditures in 2025 will be approximately $1.0 to $1.5 million; our plans to evaluate funding and timing options to distribute the Supplemental Executive Retirement Plan participant balances; our expectation to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition, and other relevant factors; our belief that our quarterly operating results are affected by weather and general economic conditions; our belief that the results for any quarter are not necessarily indicative of results to be expected in any future period; our belief that the recent increase in interest rates has reduced retail demand for smaller boats, since purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases; our belief that higher interest rates impact our dealers, as their boat purchases are financed and they bear much of the carrying cost of holding inventories; our belief that sales declines were more modest versus prior periods; our belief that the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest costs as part of our dealer sales incentive programs; our belief that the cost of boat ownership has risen enough to impact retail demand, therefore, it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins; our belief that the ongoing tariff developments could result in a resumption in inflationary pressures; statements regarding our assessments of market risk exposures and that we do not expect any material changes in market risk exposures or how those risks are managed; and our belief that the outcome of normally occurring litigation will not have a material effect on the financial position, results of operations or liquidity of Marine Products; and statements regarding the agreements or contracts the Company has entered into with vendors, customers, lenders, and other third-parties and the anticipated benefits or obligations arising therefrom.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: our manufacturing operations are conducted in a single location, and to support our operations, several of our suppliers have also established facilities close to our manufacturing facility to provide timely delivery of fabricated components to us; as a result, catastrophic weather, civil unrest or other unanticipated events beyond our control may disrupt both our and our suppliers’ ability to conduct manufacturing operations or transport our finished boats to our dealer network, and we do not own or have access to alternate manufacturing locations; economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending; business interruptions due to adverse weather conditions, increased interest rates, increased fuel costs, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, or in our relationships with them; boat dealer defaults; our ability to insulate financial results against increasing commodity prices; competition from other boat manufacturers and dealers; continued lowering of consumer demand whether due to further increases to interest rates, overall impairment to the national and global economies, or because our designs fail to match evolving customer tastes and needs; the possibility that our strategy to increase sales in response to changing market conditions may not achieve the success we anticipate; our ability to further raise prices in the future may be limited; disruptions in supplier relationships or the inability to continue to purchase construction materials in sufficient quantities and of sufficient quality at acceptable prices to meet production

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

schedules; potential liabilities for personal injury or property damage claims relating to the use of our products; our ability to successfully identify suitable acquisition candidates or strategic partners, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, integrate acquired operations into our existing operations, or expand into new markets; changes in various government laws and regulations, including environmental regulations and environmental, social and governance practices; the loss or interruption of the services of any senior management personnel or our ability to find qualified employees; our dependence on digital technologies and services and the risk of cyber-attacks, both from internal and external threats; the higher prices of materials would increase the costs of manufacturing our products, and could negatively affect our profit margins; higher tariffs, which could increase materials costs and/or result in higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership, causing prospective buyers to choose to forego or delay boat purchases; the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2025, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2025 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the third quarter of 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On June 10, 2025, Plaintiffs Bruce Taylor and Matthew Stevens, (“Plaintiffs”), purported stockholders of Marine Products Corporation and RPC, Inc. (the “Companies”), filed a putative class action complaint (“Complaint”) in the Court of Chancery of the State of Delaware (“Court”) against the Companies and the members of our Board of Directors (collectively, the “Defendants”) under the caption Taylor v. Marine Products Corporation, et al., C.A. No. 2025-0654-NAC (the “Action”). Plaintiff alleged that certain provisions of the Companies’ bylaws that provided for the shifting of attorneys’ fees in specific circumstances violated Section 109(b) of the Delaware General Corporation Law. The Defendants believe that the allegations of the Complaint were meritless, deny those allegations, and deny that any violation of applicable law has occurred. However, solely to minimize expenses and distraction and to avoid the uncertainty of any litigation, on July 22, 2025, the Defendants amended the Companies’ bylaws to, among other things, remove the challenged provisions (the “Bylaw Amendments”).

On July 31, 2025, the parties entered into a proposed Stipulation and Order Dismissing the Action as Moot and Retaining Jurisdiction to Determine Plaintiff’s Counsel’s Application for an Award of Attorneys’ Fees and Expenses (the “Stipulation and Proposed Order”), pursuant to which the Court would retain jurisdiction regarding any application Plaintiff might make for an award of attorneys’ fees, which the Court entered. The Court retained jurisdiction to approve a form of notice concerning attorneys’ fees payable to Plaintiff in connection with the Bylaw Amendments. Following negotiation among the parties, with the intent to avoid further litigation and legal costs, and not as an admission of any of the Plaintiff’s claims, the Companies subsequently agreed to pay $50,000 each ($100,000 in the aggregate) in attorneys’ fees and expenses in full satisfaction of any and all claims by Plaintiffs and all of their counsel for fees and expenses in the Action.

On October 16, 2025, the Court entered an order closing the Action, subject to the Companies filing an affidavit with the Court confirming that this notice has been issued. In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. Plaintiffs’ counsel are Kimberly A. Evans of Block & Leviton

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

LLP, (302) 499-3600. Counsel to the Company and the Board of Directors is Brock E. Czeschin of Richards, Layton & Finger, P.A., (302) 651-7700.

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

MARINE PRODUCTS CORPORATION

Date: October 30, 2025	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2025	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)