Form 10-K
period 2025-12-31
MARINE PRODUCTS CORP
filed 2026-02-27
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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

The aggregate market value of Marine Products Corporation common stock held by non-affiliates on June 30, 2025, the last business day of the registrant’s most recent second fiscal quarter, was $71,397,395 based on the closing price on the New York Stock Exchange on June 30, 2025 of $8.51 per share.

Marine Products Corporation had 35,242,624 shares of common stock outstanding as of February 13, 2026.

Documents Incorporated by Reference

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

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding:

●	the potential impact of the announcement and pendency of the Mergers (as defined below) on us, including our relationships with suppliers, dealers and employees, the time and resources dedicated to the completion of the Mergers and our inability to pursue alternative business opportunities or make appropriate changes to our business because of the Merger Agreement (as defined below);
●	uncertainties as to the expected timing and completion of the Mergers, including the possibility that the Merger Agreement will be terminated, including under circumstances which may require us to pay a termination fee, and that various closing conditions for the transactions may not be satisfied or waived and that our stock price will be adversely impacted in the event the Mergers are not consummated;
●	Our belief that any sustained decrease in interest rates could be another catalyst for dealers and consumers to increase spending.
●	Our focus on reducing costs and aligning production to the expected demand level.
●	Our belief that we have adjusted production levels to more closely align with expected demand costs.
●	Our belief that our financial results generally depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs.
●	Our expectation to incur substantial costs in connection with the Mergers.
●	Our belief that our channel inventory is currently at an appropriate level given demand expectations.
●	Our belief that it may take further interest rate relief to drive increased consumer appetite for new boat purchases.
●	Our belief that the impact of tariffs on prices of imported manufacturing materials and components could contribute to inflation and limit further interest rate reductions as well as other expectations regarding the impact of tariffs.
●	Our active monitoring of dealer inventories and order patterns for changes in demand and adjustment of production levels accordingly.
●	Our belief that dealer inventories of our boat models as of December 31, 2025 are sufficient to meet the current level of retail customer demand.
●	Our representation that we adjust production schedules as needed to keep our cost structure and labor expenses optimized given the prevailing economic and demand conditions.
●	Our belief that MasterCraft will be a great steward of the combined business and an enthusiastic partner to our exceptional dealers and suppliers.
●	Our belief that, if the Mergers are not completed during 2026, capital expenditures during 2026 will be approximately $1 million to $5 million, of which a portion is expected to be made prior to the completion of the Mergers.

●	Our expectation that our existing cash balances together with cash generated from operations will be sufficient to fund the costs of the Mergers.
●	Our expectation, subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors, to continue to pay regular quarterly cash dividends to common stockholders until closing of the Mergers.
●	Our belief that the liquidity provided by existing cash, cash equivalents, our overall strong capitalization and cash generated by operations will be sufficient to meet the Company’s requirements for at least the next twelve months.
●	Our belief that, except for the Chaparral and Robalo trademarks, we are not dependent upon any single trademark or trade name or group of trademarks or trade names
●	With respect to our floor plan financing, our monitoring of the risk of additional defaults and resulting repurchase obligations based primarily upon information provided by the third-party floor plan lenders and adjusting of the guarantee liability at the end of each reporting period based on information reasonably available at that time.
●	The Company’s belief that, as of December 31, 2025, the fair value of its guarantee liability is immaterial.
●	Our belief that the litigation in which we are involved from time to time in the ordinary course of our business will not have a material adverse effect on our liquidity, financial condition or results of operations.
●	The Company’s belief that the cost of boat ownership has risen enough to impact retail demand and its belief that it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins.
●	The Company’s belief that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local regulations.
●	.The Company’s estimate of the amount and timing of future contractual obligations; the Company’s judgments and estimates with respect to its critical accounting policies and estimates.
●	The Company’s expectation about the impact of new accounting pronouncements on the Company’s consolidated financial statements.
●	The Company’s expectation regarding market risk of its cash investments, including its intention to invest primarily in money market funds, that such funds are not subject to material interest rate risk, and that it does not expect material changes to its market risk exposures or how those risks are managed.
●	And the Company’s key human capital management objectives.

The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” “aim,” “continue,” “continually,” “could,” “likely,” “design,” “strategies,” “outlook,” “trend,” the negative of such terms and different forms thereof (e.g., different tenses or number or principle parts, as well as gerunds and other parts of speech such as adjectives, adverbs and nouns derived therefrom), and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Forward-looking statements also include any other statement that projects, indicates or implies future results, events, performance or achievements, and statements concerning future financial performance (including future sales, earnings or growth rates), descriptions of our ongoing business strategies or prospects (including but not limited to those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “Business —Strategy”), and possible actions to be taken by us or our subsidiaries, as well as statements and descriptions of the assumptions that underlie or relate to such statements. Our forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. We do not undertake to update these forward-looking statements except to the extent required by law.

Risk factors that could cause such future events not to occur as expected include the following:

●	changes in global and/or national economic conditions;
●	availability of credit and possible decreases in the level of consumer confidence impacting discretionary spending;
●	our reliance on third-party dealer floor plan lenders;
●	business interruptions due to adverse weather conditions;
●	increased interest rates and fuel prices;
●	unanticipated changes in consumer demand and preferences;
●	our dependence on our independent boat dealers or availability of financing of their inventory;
●	our single operational location;
●	our ability to insulate financial results against increasing commodity prices;
●	the impact of disruptions in current supplier relationships;
●	our ability to purchase construction materials in sufficient quantities and quality;
●	our ability to identify, complete or successfully integrate acquisitions or strategic alliances;
●	changing expectations from customers, investors and other stakeholders regarding ESG practices;
●	competition from other boat manufacturers and dealers;
●	our potential liability for personal injury and property damage claims;
●	our ability to comply with environmental and other regulatory requirements;
●	our dependence on our key personnel and the loss or interruption of the services of such personnel;
●	risks related to cyber-attacks or other threats, as our operations are dependent on digital technologies and services;
●	risks related to artificial intelligence;
●	cybersecurity risks;
●	unanticipated disruptions to and constraints in supply chain for key components, and fluctuations in costs of key components such as engines, resins and fiberglass;
●	unanticipated changes or disruptions in our supply of engines from key vendors, including Volvo, Yamaha and/or Mercury Marine.
●	our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares in connection with the Mergers;
●	the failure to complete the Mergers or a delay in the completion of the Mergers;
●	uncertainties with the Mergers may cause a loss of key employees of the Company or MasterCraft (as defined below);

●	current holders of our common stock will have significantly reduced ownership and voting interests in the combined company after the Mergers and will therefore have less voting influence over the combined company;
●	litigation against us or MasterCraft, or members of our or MasterCraft’s board of directors, could prevent or delay the completion of the Mergers;
●	the Merger Agreement limits our ability to pursue alternatives to the Mergers and may discourage other companies from trying to acquire us;
●	the need for regulatory approvals may delay the date of completion of the Mergers or may diminish the benefits of the Mergers;
●	if the Mergers are consummated, the combined company may not perform as we or the market expects and may fail to realize the projected benefits and cost savings of the Mergers, which could adversely affect the value of MasterCraft common stock, which our current stockholders will own following the completion of the Mergers; and
●	if the Mergers were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (as defined below), the Company’s stockholders may be required to pay additional U.S. federal income taxes.

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

Item 1. Business

Marine Products manufactures fiberglass motorized boats distributed and marketed through its independent dealer network. Marine Products’ product offerings include Chaparral sterndrive and outboard sport boats and Robalo outboard sport fishing boats.

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

Marine Products designs, manufactures and sells recreational fiberglass powerboats in the pleasure boat and sport fishing boat markets. The Company sells its products to a network of 192 domestic and 84 international independent authorized dealers. Marine Products’ mission is to enhance its customers’ boating experience by providing them with high quality, innovative powerboats. The Company’s two brands are Chaparral (sport boats) and Robalo (fishing boats):

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

Proposed Mergers with MasterCraft

On February 5, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among MasterCraft Boat Holdings, Inc., a Delaware corporation (“MasterCraft”), Titan Merger Sub 1, Inc., a Delaware corporation and a wholly owned, direct subsidiary of MasterCraft (“Merger Sub I”), and Titan Merger Sub 2, LLC, a Delaware limited liability company and a wholly owned, direct subsidiary of MasterCraft (“Merger Sub II”). The Merger Agreement, among other things, provides for the combination of MasterCraft and Marine Products in a stock-and-cash transaction whereby (i) Merger Sub I will merge with and into Marine Products (the "First Merger”), with Marine Products surviving the First Merger as a direct wholly owned subsidiary of MasterCraft, and (ii) immediately following the First Merger, Marine Products will merge into Merger Sub II (the "Second Merger” and, together with the First Merger, the "Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of MasterCraft.

Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “First Effective Time”), each share of Marine Products common stock, par value $0.10 per share, will be converted into the right to receive 0.232 shares (the “Stock Consideration”) of MasterCraft common stock and $2.43 in cash, without interest (the “Cash Consideration” and, together with the Stock Consideration, the “Merger Consideration”).

The completion of the Mergers is subject to customary closing conditions, including, but not limited to: (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority in voting power of the outstanding Marine Products common stock entitled to vote thereon, (ii) the approval of the issuance of shares of MasterCraft common stock to be issued in the First Merger by the affirmative vote of the holders of a majority in voting power of the outstanding MasterCraft common stock present in person or by proxy and entitled to vote thereon at a meeting of MasterCraft stockholders, (iii) the absence of any injunction or order by any court or other governmental entity restraining, enjoining, preventing or otherwise prohibiting the consummation of the Mergers, (iv) the shares of MasterCraft common stock to be issued in the First Merger being approved for listing on the Nasdaq, (v) the effectiveness of the registration statement on Form S-4 pursuant to which the shares of MasterCraft common stock to be issued in the First Merger will be registered with the U.S. Securities and Exchange Commission (the “SEC”), (vi) the expiration or termination of the waiting period (and any extension thereof) required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), and (vii) the absence of a material adverse effect with respect to each of MasterCraft and Marine Products.

Further information regarding the Mergers is provided in our Current Report on Form 8-K filed with the SEC on February 5, 2026. See also Item 1A. Risk Factors for a discussion of risks related to the Mergers.

Products

Marine Products distinguishes itself by offering a wide range of products to the family recreational markets through its Chaparral brands and to the sport fishing market through its Robalo brands.

The following table provides a brief description of our product lines and their particular market focus:

	Number		Approximate
	of	Overall	Retail
Product Line	Models	Length	Price Range	Description
Chaparral – SSi Sport Boats	8	19′-23′	$49,000 - $107,000

Fiberglass sterndrive and outboard powered sport boats marketed as high value runabouts. Design features include handling of a runabout, style of a sport boat and open concept layout. Select models offer Ski & Fish options to meet specific needs. All marketed with national fixed retail prices.

Chaparral – SSX Sport Boats	6	24′-30′	$136,000 - $365,000	Fiberglass sterndrive and outboard powered models that combine features of sport boats and bowriders. Marketed as high value, luxury runabouts for family groups.

Chaparral – GTS - SURF (Formerly Surf Series)	5	21′-30′	$80,000 - $375,500

This model line features a forward-facing sterndrive engine. Fiberglass multipurpose bowriders, the Surf Series models are marketed to both experienced and value-conscious buyers. These boats are designed to enhance the wake of the boat to accommodate the popular sport of wake surfing.

Chaparral – OSX Sport Boats	4	26′-32′	$148,500 - $507,500	Fiberglass, multipurpose sport boats with outboard power featuring plentiful seating and entertaining areas, cabin and bathroom accommodations, excellent performance, and luxury finishes.

Robalo – Center Consoles	12	16′-36′	$36,000 - $724,000

Fiberglass outboard sport fishing boats for large freshwater lakes or saltwater use. Marketed to experienced fishermen seeking family-friendly amenities. Smaller models include a trailer, and all models are marketed with national fixed retail prices. The Explorer series features extra seating options.

Robalo – Cayman Bay Boats	6	20′-26′	$57,500 - $245,500

Fiberglass outboard powered sport fishing boats for large freshwater lakes or coastal saltwater use. Marketed to experienced fishermen wanting inshore and offshore capabilities. All models marketed with a trailer at national fixed retail prices.

Robalo – Dual Consoles	4	20′-31′	$64,500 - $411,500

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

Of note, boat manufacturing is labor-intensive and remains largely unautomated. Most components, both large and small, are best suited for manual production and assembly processes. Unlike large-scale automotive production, the lack of mass volume production, the customization required for each boat, and the high standard of craftsmanship to support our brands’ reputation lend themselves to a manual process with a highly skilled workforce. The Company prides itself on the experience and quality of our production staff.

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

Suppliers

Marine Products’ three most significant cost components used in manufacturing its boats are engines, resins and fiberglass. Each are currently adequately supplied and available in the market, however the costs of these components and commodities (including copper and steel) can fluctuate in response to changes in global economic and political conditions.

The Company does not manufacture the engines installed in its boats. Engines are generally specified by the dealers at the time of ordering a boat, usually based on anticipated customer preferences or actual customer orders. Sterndrive engines are purchased from Mercury Marine under an annually negotiated purchase agreement and from Volvo Penta on a purchase order basis. Outboard engines are purchased from Yamaha under a multi-year joint marketing agreement and Mercury Marine under an annually negotiated purchase agreement.

In the event of a sudden and extended interruption in the supply of engines from any of these suppliers, our sales and profitability could be negatively impacted. See Item 1A Risk Factors below.

Customers & Distribution

Dealer Network. Domestic sales are generated through our independent dealer network of approximately 192 U.S. dealers, of which 56 are Chaparral dealers, 48 are Robalo dealers and 88 dealers sell both brands. Marine Products also has 84 international dealers. As a percentage of our total net sales, international sales represented 4.5% in 2025, 5.6% in 2024 and 5.9% in 2023. Of note, no single dealer nor any group of dealers owned by the same parent company accounted for 10% or more of net sales during 2025, 2024 or 2023.

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

Marketing & Promotions/Incentives. As the Company does not sell directly to consumers, it relies on the dealer network to promote the brands and educate consumers about our boats’ features and performance. The Company invests time and resources to supporting our dealers’ promotional efforts and ensuring they are well-equipped to position our boats favorably in the marketplace with consumers. Marine Products offers both dealer and retail sales incentive programs to promote dealer inventory replenishment following the prime spring and summer selling seasons, and to promote the sales of older models in dealer inventory. These programs also help to stabilize the Company’s manufacturing schedules between the peak and off-peak periods. For the 2026 model year (which commenced July 1, 2025), Marine Products offered its dealers several sales incentive programs based on dollar volume and timing of dealer purchases. With regard to retail incentives, in late 2023 the Company returned to historically typical levels following the post-pandemic period when retail demand was extremely strong and incentives were not critical to drive consumer purchases. Historically, we have also supplemented local advertising, sales and marketing follow-up in boating magazines, and have participated in selected regional, national, and international boat show exhibitions, as well as having developed virtual marketing programs.

Orders & Inventory. Marine Products’ sales orders are indicators of strong interest from its dealers. Historically, dealers have in most cases taken delivery of all their orders. The Company does not typically maintain a significant inventory of finished boats. In a typical ordering, production and delivery cycle, the Company monitors dealer inventory levels in order to inform its production scheduling to keep manufacturing in line with end-market demand, and to ensure that dealers are carrying the appropriate levels of inventory. The Company adjusts production schedules as needed to keep its cost structure and labor expenses optimized given the prevailing economic and demand conditions. Strong demand during and following the 2020 pandemic, coupled with strained supply chains resulted in low channel inventories until mid-2023. Subsequently, the rise in interest rates, economic uncertainty, and a slowdown in boat demand resulted in the dealer channel holding excess inventory, which negatively impacted sales during 2024 and 2025 (more detailed recent trends are discussed below in the Industry Overview & Key Themes section).

We believe that dealer inventories of our boat models as of December 31, 2025 are sufficient to meet the current level of retail customer demand. The sales order backlog as of December 31, 2025 was 766 boats with estimated net sales of approximately $68.9 million. This represents an approximate 14.7 week backlog based on recent production levels. The sales order backlog as of December 31, 2024 was 655 boats with estimated net sales of approximately $53.4 million. This represented an approximate 11.7 week backlog based on production levels at that time.

Floor Plan Financing. Approximately 76% of Marine Products’ domestic shipments are made pursuant to “floor plan financing” (or “FPF”) programs in which Marine Products’ subsidiaries participate on behalf of their dealers with major third-party financing institutions. The remaining dealers finance their boat inventory with smaller regional financial institutions or self-finance. Under these FPF arrangements, a dealer establishes a line of credit with one or more of these lenders for the purchase of boat inventory for sales to retail customers in their showroom or during boat show exhibitions. In general, when a dealer purchases and takes delivery of a boat pursuant to an FPF arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to Marine Products, generally within ten business days. When the dealer in turn sells the boat, the dealer repays the lender, restoring its available credit line. Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. In connection with a dealer’s FPF arrangements, Marine Products has agreed to repurchase inventory which the lender repossesses from a dealer and returns to Marine Products in a “new and unused” condition subject to normal wear and tear. The contractual agreements that we have with these qualified lenders contain the Company’s assumption of specified percentages of the debt obligation on repossessed boats, up to certain contractually determined dollar limits negotiated with the lender. These arrangements are described in more detail below. Despite the higher repurchase commitments described below, we have agreed in the Merger Agreement to limit repurchases pursuant to floorplan financing arrangements to $500,000 individually or $1,000,000 in the aggregate during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $9.3 million as of December 31, 2025. In addition, the Company has an agreement with a floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.8 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of December 31, 2025. Lastly, the Company has contractual repurchase agreements with other lenders with an aggregate maximum repurchase obligation of $1.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $29.6 million as of December 31, 2025.

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

Other areas in which the Company has invested R&D resources include 3-D printers for parts development and production and virtual reality software to aid in the design of our boats. The in-house 3-D printing capabilities we have developed allow us to prototype new parts quickly, accelerating our product development and design cycles. These capabilities also decrease our reliance on third parties, giving us more control over our supply chain, speed and quality. The virtual reality design software has been a significant resource in improving the quality of our designs and speed of development, as we can test boat layouts and designs virtually, without the time or expense of physical prototypes.

In support of new product development efforts, Marine Products incurred research and development costs of $1.5 million in 2025, $762 thousand in 2024, and $757 thousand in 2023.

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

However, beginning in mid-2023, industry demand began to moderate, supply chain constraints had been resolved, and dealer order patterns began to wane in the face of inventory levels and production capacity that exceeded softening demand. Management believes that since that time the marine industry, and the Company, have experienced reduced sales due to several factors: (1) the impact of several years of selling price increases to offset input cost inflation, (2) a period of rapidly rising interest rates that increased financing costs of boat ownership, consumer uncertainty around the U.S. economy and disposable income, and (3) a general oversupply of boat inventories in the retail channel relative to consumer and dealer demand.

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

Interest rates. Short-term interest rates play an important role in the marine industry as they are a large determinant of inventory carrying costs for dealers and financing costs for consumers. As discussed above, boat dealers typically purchase boats from the Company using credit supplied by third-party financial institutions. Thus, the value of the inventory incurs a carrying cost, or interest cost, each month. Since the financial crisis in 2008, the U.S. market has enjoyed historically low interest rates, which have been a key support factor for the housing, auto, and other large/financed purchases, including large discretionary items like recreational vehicles and boats. In response to rapid inflation following the strong post-pandemic economic conditions, the Federal Reserve began quickly raising short-term borrowing rates in early 2022 from near-zero to over 5% by mid-2023, and have since modestly reduced rates into the mid- 3% range.

The rapid pace of interest rate increases had a negative impact on the marine industry. Not only did the interest rates used in calculating dealer carrying costs increase dramatically, the “borrowing base” increased as well due to the large boat model price increases in the preceding years; thus while the units of boats in dealer inventories increased, the impact was worsened because the outstanding balances on their floorplan financing arrangements had risen with the cost of the boats purchased. The rise in interest rates also had a negative impact on consumers who financed the purchase of their boats, as higher rates translate into higher monthly payments. The increased cost of boat ownership and sentiment around higher interest rates potentially causing a recession (and the potential for lower rates in the future) are also believed to have negatively impacted consumer demand for boats.

Competition

The recreational boat manufacturing market remains highly fragmented, although several large national or regional manufacturers, including Brunswick Corporation, Sea Hunt Boats, Malibu Boats, Inc., MasterCraft Boat Holdings, Inc. and Regal Marine Industries, Inc. own a diversified group of recreational boat brands and have substantial financial, marketing and other resources. We estimate that the U.S. boat manufacturing industry includes nearly 100 sport/pleasure boat producers with significant unit production, with a large number representing small, privately held companies with varying degrees of professional management and manufacturing skill. Within this fragmented market, there are many categories of size and boat type, which can make market share data somewhat difficult to compare given the subjectivity of criteria and “market share” definition and parameters.

Our highly fragmented industry has intense competition for customers, dealers and boat show exhibition space. There is significant competition both within geographic and product/category markets we currently serve and in new markets that we may enter. Marine Products’ brands compete with large national, regional, and smaller manufacturers throughout the U.S. boat manufacturing industry, and particularly with those manufacturers that operate in the pleasure boats and outboard sport fishing boats categories in which we operate. We compete on the basis of responsiveness to customer needs, the quality and range of models offered, and the competitive pricing of those models. Additionally, Marine Products faces general competition from all other recreational businesses seeking to attract consumers’ leisure time and discretionary spending dollars.

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

Human Capital

The table below shows the number of employees at December 31, 2025 and 2024:

At December 31,	2025	2024
Employees	698	617

The recreational boating industry is cyclical and therefore headcount is subject to change based on production levels which are a function of dealer and consumer demand. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Workplace Inclusion - The Company’s workforce reflects the diversity of the community in which it operates. Our dedicated team of employees work toward a common purpose. We provide employment in a small community which we have supported as the largest employer since 1976. Our company is strong in its values and relationships, and we regularly monitor compliance with applicable non-discrimination laws related to race, gender and other protected classes.

Development and Training - The Company’s management team and all its employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintained a corporate compliance program to provide guidance for everyone associated with the Company, including its employees, officers and directors (the “Code”). The Code prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. In addition, the Company has provided annual training for preventing, identifying, reporting and stopping any type of unlawful discrimination.

Employee Retention - Marine Products monitors voluntary employee turnover and reports these statistics to senior operational management. From time to time, the Company has rewarded employee tenure through various bonus programs for its hourly employees based on attendance and job performance.

Compensation and Benefits - The Company has historically aimed to provide compensation and benefit packages that are competitive in the market, taking into account the location and responsibilities of the job. We have provided health insurance as well as competitive financial benefits such as a 401(k) retirement plan with a company match, and in the past we have granted awards of restricted stock and other equity awards for certain of our salaried employees. The Merger Agreement generally prohibits us from making new awards under our equity compensation plans during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically allowed by the Merger Agreement or approved by MasterCraft.

Safety - Marine Products monitors several safety measures on a regular basis. Management reviews safety incidents, and the Company works to remediate operational issues that may be potential causes of any frequent incidents.

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

Inflation

New boat buyers typically finance their purchases. The Company believes that increases in interest rates in recent years (which were generally linked to higher inflation) reduced retail demand for smaller boats, because purchasers of smaller boats are typically more sensitive to increases in the cost of boat ownership and typically finance their purchases. Higher interest rates also impact many of our dealers, as their inventories are financed and they bear much of the carrying costs related to boats held in inventory. Lastly, the Company incurs higher costs from rising interest rates because we often pay a portion of dealer floor plan interest as part of our dealer sales incentive programs. Although economic uncertainty continues to impact the marine industry, we are encouraged by the potential for lower interest rates.

As a result of post-pandemic supply chain disruptions, general inflation and tariffs, the market prices of the raw materials and components used by the Company’s manufacturing processes increased and remain elevated. In response, the Company increased the prices for its products, and they remain historically high. In 2024 and 2025, input cost inflation was immaterial, though many items remain elevated compared to historical levels. The Company believes the cost of boat ownership has risen enough over the last several years to impact retail demand. Therefore, it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins. In addition, the ongoing tariff developments and associated supply chain disruptions could result in a resumption in inflationary pressures.

Availability of Filings

Marine Products makes available free of charge on its website, MarineProductsCorp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports on the same day as they are filed with the SEC.

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

Marine Products Relies Upon Third-Party Dealer Floor Plan Lenders Which Provide Financing to its Network of Independent Dealers.

Marine Products sells its products to a network of independent dealers, most of whom rely on one or more third-party dealer floor plan lenders to provide financing for their inventory prior to its sale to retail customers. In general, this source of financing is vital to Marine Products’ ability to sell products to its dealer network. While dealer floor plan credit is currently available for many of our dealers during the 2026 model year, the Company’s sales and profitability could be adversely affected in the event of a decline in floor plan financing availability, or if financing terms change unfavorably.

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

Many companies are receiving greater attention from stakeholders regarding their ESG practices, as well as their oversight of relevant ESG issues. The various stakeholders are placing growing importance on our potential environmental and social issue risk exposure and the impact of our choices. This trend appears likely to continue. Increased focus on ESG and related decision-making may negatively impact us as customers, investors and other stakeholders may choose not to work with us or reallocate capital or decline to make an investment as a result of their assessment of our ESG practices. Companies that do not comport with, or do not adapt to, these evolving investor and stakeholder ESG-related expectations and standards, or that are assessed as not having responded appropriately to the growing focus on ESG matters, may have their brand and reputation harmed, and we or our stock price may be adversely affected even though we may be in full compliance with all relevant laws and regulations. In addition, changed priorities in terms of governmental interpretation of discrimination and other laws could result in enforcement actions or other litigation regarding the Company’s ESG practices.

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

Risks Related to our Labor Force

Marine Products’ Success Will Depend on its Key Personnel, and the Loss of any Key Personnel may Affect its Powerboat Sales.

Marine Products’ success will depend to a significant extent on the continued service of key personnel. The loss or interruption of the services of any key personnel or the inability to attract and retain other qualified employees, sales, marketing and technical employees could disrupt Marine Products’ operations and cause a decrease in its sales and profit margins.

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

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors and independent nominating and compensation committees.

Marine Products’ executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 75% of Marine Products’ outstanding shares of common stock as of February 13, 2026. As a result, these stockholders effectively control the operations of Marine Products, including the election of directors and approval of significant corporate transactions such as acquisitions. In the event that the Mergers are not completed for any reason, this concentration of ownership could also have the effect of delaying or preventing a third-party from acquiring control of Marine Products at a premium.

Our Executive Officers, Directors and Their Affiliates Together Have a Substantial Ownership Interest, and the Availability of Marine Products’ Common Stock to the Investing Public may be Limited.

Prior to the completion of the Mergers, and in the event the Mergers are not completed for any reason, the availability of Marine Products’ common stock to the investing public may be limited to those shares not held by the executive officers, directors and their affiliates, which could negatively impact Marine Products’ stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

The Controlling Group Could Take Actions That Could Negatively Impact Our Results of Operations, Financial Condition or Stock Price.

In the event the Mergers are not completed for any reason, the Controlling Group may from time to time and at any time, in their sole discretion, acquire or cause to be acquired, additional equity or other instruments of the Company, its subsidiaries or affiliates, or derivative instruments the value of which is linked to Company securities, or dispose or cause to be disposed, such equity or other securities or instruments, in any amount that the Controlling Group may determine in their sole discretion, through open market transactions, privately negotiated transactions or otherwise. In addition, depending upon a variety of factors, in the event the Mergers are not completed for any reason, the Controlling Group may at any time engage in discussions with the Company and its affiliates, and other persons, including retained outside advisers, concerning the Company’s business, management, strategic alternatives and direction, and in their sole discretion, consider, formulate and implement various plans or proposals intended to enhance the value of their investment in the Company. In the event the Controlling Group were to engage in any of these actions, our common stock price could be negatively impacted, such actions could cause volatility in the market for our common stock or could have a material adverse effect on our results of operations and our financial condition.

Provisions in Marine Products’ Certificate of Incorporation and Bylaws may Inhibit a Takeover of Marine Products.

Marine Products’ certificate of incorporation, bylaws and other documents contain certain provisions including advance notice requirements for stockholder proposals and director nominations. In the event the Mergers are not completed for any reason, these provisions may make a tender offer, change in control or takeover attempt that is opposed by Marine Products’ Board of Directors more difficult or expensive.

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

If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data, as well as interruption of our business operations and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. In addition, we may not have adequate insurance coverage to compensate for losses from any of the risks listed herein, our existing insurance coverage may not continue to be available on acceptable terms or at all, and our insurers may deny coverage as to any future claims. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Risks Related to Artificial Intelligence

Increased usage of Artificial Intelligence (AI) and machine learning technologies could expose us to operational, safety, cybersecurity, legal and reputational risks and could adversely affect our ability to compete, our operating results and our cash flows.

We do not currently rely on AI for core elements of our boat design, engineering, production, or customer support processes. However, vendors, suppliers, dealers, and technology partners may incorporate AI into the products, services, or systems we use. If these third-party AI tools malfunction, produce unreliable outputs, or are integrated without sufficient controls, our operations could experience disruptions, delays, cost increases, quality issues, or cybersecurity vulnerabilities. Competitors may deploy AI-enabled tools more quickly or effectively than we do, improving their cost structure, responsiveness and utilization and increasing competitive pressure. Future AI-related regulations could also affect us even if our internal use remains limited. Governments may enact rules governing automated decision-making, data usage, safety testing, workforce impacts, or transparency requirements applicable to manufacturers or their supply chains. Compliance with such regulations could require changes to the software, systems, or data processes we use, and non-compliance—whether by us or a third-party vendor—could expose us to penalties or reputational harm.

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

Risks Related to the Mergers

The number of shares of MasterCraft common stock issuable in the First Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of MasterCraft common stock may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares in connection with the proposed transaction.

At the time the First Merger is completed, each issued and outstanding share of our common stock will be converted into the right to receive the Merger Consideration, which is comprised of the Stock Consideration and Cash Consideration. The exchange ratio is fixed and will not be adjusted to reflect stock price changes of either our common stock or MasterCraft common stock prior to the closing of the First Merger. Accordingly, the market value of the Stock Consideration that our stockholders will receive in First Merger will vary based on the price of MasterCraft common stock at the time our stockholders receive the Merger Consideration, and our stockholders cannot be sure of the market value of the share component of the Merger Consideration they will receive upon completion of First Merger. The market price of MasterCraft common stock is expected to fluctuate from the date hereof through and after the date the Mergers are completed, which could occur a considerable amount of time after the date hereof. Changes in the price of MasterCraft common stock may result from a variety of factors, including general market and economic conditions, changes in MasterCraft’s and our businesses, operations and prospects, changes in market assessments of the likelihood that the Mergers will be completed and/or the value that may be generated by the Mergers, changes with respect to expectations regarding the timing of the Mergers and regulatory considerations. Many of these factors are beyond our and MasterCraft’s control. In addition, the use of cash by MasterCraft in connection with the financing of the Cash Consideration may have an adverse impact on MasterCraft’s liquidity, limit MasterCraft’s flexibility in responding to other business opportunities and increase MasterCraft’s vulnerability to averse economic and industry conditions, each of which could adversely affect the market price of MasterCraft’s common stock prior to closing and that of the combined company following closing.

Failure to complete the Mergers, or a delay in the completion of the Mergers, could negatively impact our business, results of operations, financial condition, and stock price.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the Mergers. Those conditions include, but are not limited to: (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority in voting power of the outstanding Company common stock entitled to vote thereon, (ii) the approval of the issuance of shares of MasterCraft common stock to be issued in the First Merger by the affirmative vote of the holders of a majority in voting power of the outstanding MasterCraft common stock present in person or by proxy and entitled to vote thereon at a meeting of MasterCraft stockholders, (iii) the absence of any injunction or order by any court or other governmental entity restraining, enjoining, preventing or otherwise prohibiting the consummation of the Mergers, (iv) the shares of MasterCraft common stock to be issued in the First Merger being approved for listing on the Nasdaq, (v) the effectiveness of the registration statement on Form S-4 pursuant to which the shares of MasterCraft common stock to be issued in the First Merger will be registered with the SEC, (vi) the expiration or termination of the waiting period (and any extension thereof) required under the HSR Act, and (vii) the absence of a material adverse effect with respect to each of MasterCraft and the Company. A number of the conditions are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the Mergers. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to timely consummate the Mergers as currently contemplated under the Merger Agreement or at all. Our business, results of operations, financial condition, or stock price could be adversely affected, potentially in a material way, by the failure to complete the Mergers, or by a delay in the completion of the Mergers, and we may suffer consequences that could adversely affect our business, results of operations, financial condition, and stock price, including the following:

●	we may not realize any or all of the potential benefits of the Mergers, including any synergies that could result from combining our financial and business resources with those of MasterCraft;
●	we could be required to pay a termination fee of $11.6 million if the Merger Agreement is terminated in certain circumstances;
●	matters relating to the Mergers will require substantial commitments of time and resources by our management which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;
●	we have incurred and will incur further substantial expenses in connection with the Mergers, including legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, and other costs relating to the Mergers regardless of whether the Mergers are consummated;
●	we may be subject to legal proceedings related to the potential delay of, or failure to consummate, the Mergers;
●	we may experience disruptions to our business resulting from the announcement and pendency of the Mergers, including adverse changes in our relationships with, or loss of, our customers, business partners and employees, which may not be reversible and may continue or even intensify in the event the Mergers are delayed or not consummated;
●	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions;
●	we may experience negative reactions to the Mergers from the financial markets, including negative impacts on the market price of our common stock; and
●	if the Mergers are not consummated, we may suffer from negative publicity and a negative impression of us in the investment community and a failure to close the Mergers may have a negative impact on the market price of our common stock.

Uncertainties associated with the Mergers may cause a loss of key employees at either of the Company or MasterCraft, which could adversely affect the future business and operations of the combined company following the Mergers.

We depend on the experience and industry knowledge of our key employees to execute our business plans. The success of the combined company after the Mergers will depend in part on its ability to retain or attract key employees. During the pendency or following the completion of the Mergers, our current and prospective employees may experience uncertainty or have concerns regarding their roles within the combined company, the timing and completion of the Mergers or the operations of the combined company, any of which may have an adverse effect on our ability to retain or attract key personnel. If we are unable to retain key personnel, we or the combined company could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Mergers. No assurance can be given that the combined company, following the Mergers, will be able to retain or attract key employees of the Company to the same extent that the Company has previously been able to retain or attract its own employees.

Current holders of our common stock will have a significantly reduced ownership and voting interest in the combined company after the Mergers and will therefore have less voting influence over the combined company.

As a result of the Mergers, each of our stockholders will become a holder of common stock of the combined company. Upon completion of the Mergers, current Company stockholders are expected to own approximately 33.5% and current MasterCraft stockholders are expected to own approximately 66.5% of the combined company on a fully diluted basis. As a result, the Company’s current stockholders will have less voting influence on the combined company and may have less influence on its management and policies than they now have over the Company.

Litigation against us or MasterCraft, or the members of our or MasterCraft’s board of directors, could prevent or delay the completion of the Mergers.

Our stockholders or MasterCraft’s stockholders have and may continue to file lawsuits against us, MasterCraft, and/or the board of directors of either company in connection with the Mergers. These legal proceedings could delay or prevent the Mergers from being completed in a timely manner. The existence of litigation related to the Mergers could affect the likelihood of obtaining the required regulatory and stockholder approvals. Moreover, any litigation could be time-consuming and expensive and could divert our and MasterCraft’s management’s attention away from their regular business and their focus on successful integration planning for the two companies. Any lawsuit adversely resolved against us, MasterCraft or members of our respective boards of directors could have a material adverse effect on each company’s business, financial condition and results of operations.

The Merger Agreement limits our ability to pursue alternatives to the Mergers and may discourage other companies from trying to acquire us.

The Merger Agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, among other things, solicit alternative acquisition proposals, to furnish information to, and to participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. These provisions, which include a $11.6 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or making such an acquisition proposal.

The need for regulatory approvals may delay the date of completion of the Mergers or may diminish the benefits of the Mergers.

The parties to the Merger Agreement are required to obtain the approvals of certain regulatory agencies before completing the Mergers. Satisfying any requirements of these regulatory agencies may delay the date of completion of the Mergers. The requisite regulatory approvals may not be received on a timely basis, or at all (in which case the Mergers could not be completed), or may contain conditions or restrictions on completion of the Mergers that cannot be satisfied. In addition, any conditions or restrictions imposed could have the effect of imposing additional costs on or limiting the revenues of the combined company following the Mergers, which might have an adverse effect on the combined company following the Mergers. Further, it is possible that, among other things, restrictions on the combined operations of the two companies, including divestitures, may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the Mergers to the combined company or otherwise have an adverse effect on the combined company following the Mergers.

If the Mergers are consummated, the combined company may not perform as we or the market expects and may fail to realize the projected benefits and cost savings of the Mergers, which could adversely affect the value of MasterCraft common stock, which our current stockholders will own following the completion of the Mergers.

The success of the Mergers will depend, in part, on MasterCraft’s ability to realize the anticipated benefits and cost savings from combining our and MasterCraft’s respective businesses, including operational and other synergies that we believe the combined company will be able to achieve. The anticipated benefits and cost savings of the Mergers may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Risks associated with the combined company following the Mergers include:

●	the integration process will require significant time and focus from management following the Mergers and may, for the combined company, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, and policies;

●	it is possible that key employees might decide not to remain with the combined company after the Mergers are completed, and the loss of key personnel could have a material adverse effect on the resulting entity’s results of operations, financial condition, and growth prospects;
●	the results of operations of the combined company and the market price of the combined company’s common stock after the completion of the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of the Company and MasterCraft;
●	there could be potential unknown liabilities and unforeseen expenses associated with the Mergers that were not discovered in the course of performing due diligence; and
●	the issuance of shares of the MasterCraft common stock in the Mergers could depress the market price for the combined company’s common stock.

If the Mergers were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s stockholders may be required to pay additional U.S. federal income taxes.

The Mergers are intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and the Company and MasterCraft intend to report the Mergers consistent with such qualification. However, the closing is not conditioned upon the receipt of an opinion of counsel or a ruling from the Internal Revenue Service (“IRS”) that the Mergers will so qualify, and neither MasterCraft nor the Company intends to request a ruling from the IRS regarding the U.S. federal income tax consequences of the Mergers. Consequently, no assurance can be given that the Mergers will so qualify, that the IRS will not challenge such qualification, or that a court would not sustain such a challenge. If the Mergers were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a holder of the Company’s common stock generally would recognize gain or loss for U.S. federal income tax purposes upon the exchange of the Company’s common stock for MasterCraft common stock in the Mergers. This would be in addition to income with respect to the Cash Consideration, which generally would constitute taxable income to a holder of the Company’s common stock in an amount equal to the lesser of the amount of such cash and the holder’s realized gain in its MasterCraft common stock if the Mergers qualified as a “reorganization” within the meaning of Section 368(a) of the Code.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Marine Products approaches cybersecurity as an enterprise-wide risk and has created a Cybersecurity Risk and Compliance Program that outlines governance programs in place and outlines efforts undertaken to mitigate cyber risks. We have implemented policies and processes designed to detect, prevent, and respond to cybersecurity incidents. To help guide its overall program, Marine Products has adopted the Center for Internet Security (“CIS”) framework, which provides prioritized guidance to help defend systems and networks against the most prevalent cyber-attacks as well as support a Zero Trust architecture.

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

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks see Item 1A Risk Factors of this Annual Report on Form 10-K.

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

Item 2. Properties

Marine Products’ corporate offices are in Atlanta, Georgia. These offices are currently shared with RPC and are leased. The monthly rent paid is allocated between Marine Products and RPC. Under this arrangement, Marine Products pays approximately $4,600 per month in rent. Marine Products may cancel this arrangement at any time after giving a 30-day notice. If the Mergers are completed, this arrangement will be terminated prior to or as of the closing date.

Chaparral owns and maintains approximately 1,285,200 square feet of space utilized for manufacturing, research and development, warehouse, sales office and operations in Nashville, Georgia. In addition, the Company owns 83,000 square feet of manufacturing space in Valdosta, Georgia. Marine Products’ total square footage under roof is allocated as follows: manufacturing — 729,900, research and development — 68,500, warehousing — 446,900, office and other — 122,900.

Item 3. Legal Proceedings

Marine Products is involved in litigation from time to time in the ordinary course of its business.

In addition, stockholders have filed and may continue to file lawsuits challenging the Mergers, which may name us, MasterCraft, members of our Board, members of the MasterCraft board, or others as defendants. No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with the litigation of any claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers or may prevent the Mergers from being completed altogether.

Except as noted above, Marine Products does not believe that the ultimate outcome of such litigation will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marine Products’ common stock is listed for trading on the New York Stock Exchange under the symbol “MPX.” As of February 13, 2026, there were 35,242,624 shares of common stock outstanding and approximately 383 record holders of our Company’s common stock per our transfer agent. The number of record holders of our common stock does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

Issuer Purchases of Equity Securities

The Company has a stock buyback program initially adopted in 2001 and subsequently amended in 2013 and 2019 that authorized the repurchase of 8,250,000 shares, in the aggregate, in the open market. The Company did not repurchase any shares under this program in 2025 and 2024. There are 1,570,428 shares that remain available for repurchase as of December 31, 2025. The program does not have a predetermined expiration date. Pursuant to the Merger Agreement, the Company has agreed not to repurchase any shares of its common stock without MasterCraft’s permission during the time period between the execution of the Merger Agreement and the completion of the Mergers.

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

The Company was a component of the Russell 2000 during 2025. The Russell 2000 is a stock index measuring the performance of the small-cap segment of the US equity universe. The components of the index had a weighted average market capitalization in 2025 of $4.6 billion, and a median market capitalization of $987 million. The Russell 2000 is used because the Company is a component of the Russell 2000, and because the Russell 2000 is a stock index representing small capitalization U.S. stocks.

The graph below assumes the value of $100.00 invested on December 31, 2020.

	December 31,
Company/Index	2020	2021	2022	2023	2024	2025

Marine Products Corporation Common Stock	100	89	87	88	80	81
Russell 2000 Index	100	115	91	107	119	134
Peer Group	100	132	95	122	85	91

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” in Part I included in this Form 10-K. Discussions of 2024 items and year-to-year comparisons of 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which Item is incorporated herein by reference.

Overview and Outlook

On February 5, 2026, we entered into the Merger Agreement with MasterCraft, which marks an exciting new chapter for Chaparral and Robalo, and is a testament to the hard work and dedication of our employees. We believe that MasterCraft will be a great steward of the combined business and an enthusiastic partner to our exceptional dealers and suppliers. In addition, the combination is structured to enable stockholders to continue to participate in the strength and upside potential of the combined company and benefit from a stronger institutional following. Details of the Mergers are further described in the Note titled Subsequent Events in the Notes to the Consolidated Financial Statements.

Consolidated net sales increased 3% to $244.4 million in 2025 due primarily to a 9% increase in positive price/mix, partially offset by a 6% decrease in unit sales to dealers. Sales growth trends improved through the year as our field inventory position improved. Gross profit increased to $46.8 million in 2025, from $45.5 million in 2024. Operating income decreased to $14.0 million in 2025, from $18.3 million in the prior year. Net income decreased to $11.4 million in 2025, from $17.9 million in the prior year. Diluted earnings per share was $0.32 for 2025, down from $0.50 for 2024. Interest rates have remained elevated, and any sustained decrease could be another catalyst for dealers and consumers to increase spending. The Company continues to focus on reducing costs and aligning production to the expected demand level.

Higher selling prices for boats following rapid inflation and higher interest rates in recent years have both contributed to higher costs of boat ownership, curbing consumer demand following several years of high post-pandemic sales. We have adjusted production levels to more closely align with expected demand; however, dealers remain cautious with their field inventory levels due to lower retail demand compared to recent years and higher financing costs.

Our financial results generally depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs. As noted above, we also expect to incur substantial costs in connection with the Mergers. While interest rates began to decrease during 2024 and in 2025, the Company believes it may take further interest rate relief to drive increased consumer appetite for new boat purchases. However, the impact of tariffs on prices of imported manufacturing materials and components could contribute to inflation and limit further interest rate reductions. The Company actively monitors dealer inventories and order patterns for changes in demand and adjusts production levels accordingly.

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

Results of Operations

	Years ended December 31,
(in thousands, except per share and number of boats sold)	2025	2024	2023
Net sales	$244,419	$236,555	$383,729
Cost of goods sold	197,644	191,057	293,350
Selling, general and administrative expenses	32,747	27,376	43,213
Gain on disposition of assets, net	—	(144)	(2,036)
Interest income, net	1,737	2,876	2,860
Income tax provision	4,382	3,289	10,367
Net income	$11,383	$17,853	$41,695

Net income margin	4.7%	7.5%	10.9%
Earnings per share	$0.32	$0.50	$1.21
Net cash provided by operating activities	$16,464	$29,526	$56,846

Total number of boats sold	2,354	2,492	4,139
Average gross selling price per boat	$93.6	$85.7	$82.4

Non-GAAP financial measures:
EBITDA	$17,166	$21,052	$51,618
EBITDA margin	7.0%	8.9%	13.5%
Free cash flow	$14,923	$24,930	$46,672

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Sales. Marine Products’ net sales increased by $7.9 million, or 3.3% to $244.4 million in 2025 compared to $236.6 million in 2024. The change in net sales in 2025 compared to the prior year was primarily due to a positive price/mix change of 9%, partially offset by a 6% decrease in unit sales volume. Sales growth trends improved through the year as our field inventory position improved, and we were better able to match retail demand with wholesale shipments. The Company’s field unit inventory at the end of the fourth quarter of 2025 was approximately 5% lower than the fourth quarter of 2024.

In 2025, net sales outside of the United States accounted for 4.5% of net sales compared to 5.6% of net sales in the prior year.

Cost of Goods Sold. Cost of goods sold increased 3.4% in 2025 compared to 2024 due to higher materials expense and labor costs. As a percentage of net sales, cost of goods sold increased to 80.9% in 2025 compared to 80.8% in 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.4 million or 19.6% in 2025 compared to 2024. This increase was largely due to costs that typically vary with sales such as warranty cost adjustments, commissions and advertising along with R&D investments and a $1.0 million credit related to a capital project recorded in the fourth quarter of 2024 that did not recur in 2025. Selling, general and administrative expenses also include $0.5 million of transaction costs, incurred in the fourth quarter of 2025, related to the Mergers. Selling, general and administrative expenses were 13.4% of net sales in 2025 compared to 11.6% in 2024.

Interest Income, net. Interest income, net decreased to $1.7 million in 2025 from $2.9 million in 2024 due to lower cash balances and lower interest rates. Marine Products generated interest income from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, primarily related to fees on the unused portion of the facility.

Income Tax Provision. Income tax provision was $4.4 million in 2025 compared to $3.3 million in the prior year. The effective provision rate was 27.8% in 2025, compared to a 15.6% effective provision rate for the prior year. The increase in the effective tax rate in 2025 compared to the prior year is primarily due to unfavorable permanent adjustments, mainly driven by the liquidation of company-owned life insurance policies that were part of the dissolution of a non-qualified supplemental retirement income plan. In addition, the 2024 effective tax rate was unusually low because of the Investment Tax Credit related to the Company’s solar panel installation at its manufacturing site in Nashville, Georgia.

Net income and diluted earnings per share. Net income decreased to $11.4 million in 2025, or $0.32 diluted earnings per share, from net income of $17.9 million in 2024, or $0.50 diluted earnings per share. Net income margin was 4.7% in 2025 compared to 7.5% in 2024. The decline in 2025 was primarily due to lower revenues, coupled with typical costs that vary with sales and higher R&D investments, as well as the lack of a favorable credit that occurred in the fourth quarter of 2025 but did not repeat in the fourth quarter of 2025.

EBITDA and EBITDA margin. EBITDA was $17.2 million in 2025 compared to $21.1 million in 2024. EBITDA margin was 7.0% in 2025 compared to 8.9% in 2024. EBITDA was primarily lower due to higher SG&A expenses outlined above and a $1.0 million credit related to a capital project recorded in the fourth quarter of 2024 that did not recur in 2025.

Net cash provided by operating activities and Free cash flow. Net cash provided by operating activities and Free cash flow decreased in 2025 primarily due to lower net income coupled with unfavorable working capital changes. Free cash flow was also positively impacted by a decrease in capital expenditures in 2025 compared to the prior year.

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

The following are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Years ended December 31,
(in thousands)	2025	2024	2023
Reconciliation of Net Income to EBITDA
Net income	$11,383	$17,853	$41,695
Adjustments:
Add: Income tax provision	4,382	3,289	10,367
Add: Depreciation and amortization	3,138	2,786	2,416
Less: Interest income, net	1,737	2,876	2,860
EBITDA	$17,166	$21,052	$51,618

Net sales	$244,419	$236,555	$383,729
Net income margin (1)	4.7%	7.5%	10.9%
EBITDA margin (1)	7.0%	8.9%	13.5%
(1)	Net income margin is calculated as net income divided by net sales. EBITDA margin is calculated as EBITDA divided by net sales.

(Unaudited)	Years ended December 31,

(in thousands)	2025	2024	2023
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$16,464	$29,526	$56,846
Capital expenditures	(1,541)	(4,596)	(10,174)
Free cash flow	$14,923	$24,930	$46,672

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $43.5 million at December 31, 2025, $52.4 million at December 31, 2024 and $72.0 million at December 31, 2023. The following table sets forth the historical cash flows for the twelve months ended December 31:

	Years ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$16,464	$29,526	$56,846
Net cash used for investing activities	(4,681)	(4,433)	(7,871)
Net cash used for financing activities	(20,650)	(44,666)	(20,194)

Cash provided by operating activities in 2025 decreased by $13.1 million compared to 2024, primarily due to the decrease in net income coupled with net unfavorable working capital adjustments. Working capital was a use of cash of $7.8 million in 2025 compared to a source of cash of $6.0 million in the prior year. In the current period, working capital was a use of cash due primarily to a net unfavorable change of $4.7 million in inventory, coupled with unfavorable changes in other components of working capital. The changes in inventory and other components of working capital were consistent with increased production level in the fourth quarter of 2025, as well as the timing of payments.

Cash used for investing activities in 2025 increased $0.3 million in comparison to 2024 due to the distribution and proceeds from a benefit plan financing arrangement, partially offset by lower capital expenditures in 2025.

Cash used for financing activities in 2025 decreased $24.0 million compared to 2024 primarily due to a special dividend paid in the second quarter of 2024.

Financial Condition and Liquidity

The Company believes that the liquidity provided by existing cash, cash equivalents, its overall strong capitalization and cash generated by operations will be sufficient to meet the Company’s requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations and are currently subject to limitations imposed by the Merger Agreement during the time period between the execution of the Merger Agreement and the completion of the Mergers. The Company also has a revolving line of credit facility, described below, to increase its flexibility for managing its investment in its working capital or for funding other purposes. However, the Merger Agreement generally caps the amount of indebtedness that the Company can incur outside the ordinary course of business at $1 million during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

The revolving credit agreement with Truist Bank provides a credit facility of $20.0 million which is scheduled to mature on November 12, 2026. The facility includes (i) a $5.0 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35 million and adjusted EBITDA (as calculated under the Credit Agreement) over the most recently completed twelve-month period. The revolving credit facility includes a full and unconditional guarantee by the Company and its consolidated domestic subsidiaries and is subject to certain financial and other customary covenants. As of December 31, 2025, the Company had no outstanding borrowings under the revolving credit agreement.

The Company has a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC) that expires on May 5, 2028, which permits it to offer common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing, in one or more offerings in an aggregate amount of up to $150 million. The Form S-3 is intended to provide us the flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. However, the Company’s ability to issue securities is currently restricted by the Merger Agreement during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

In the third quarter of 2025, MPC implemented the provisions of Public Law 119-21, commonly referred to as the One Big, Beautiful Bill Act (“OBBBA”), which resulted in a lower tax obligation due to the 100% bonus depreciation on capital expenditures placed in service after January 19, 2025 and immediate expensing of all domestic research and development costs, that were previously amortized over five years. Implementation of the OBBBA provisions did not have an impact on our effective rate or the Income tax provision in our Consolidated Statements of Operations for the year ended December 31, 2025.

Cash Requirements

If the Mergers are not completed during 2026, management expects that capital expenditures during 2026 will be approximately $1 million to $5 million, of which a portion is expected to be made prior to the completion of the Mergers; however, the Merger Agreement sets specific limits the Company’s ability to make unbudgeted capital expenditures during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

In connection with the Mergers, we expect to incur transaction-related costs, including fees for financial and legal advisors and proxy solicitors. We must pay substantially all of these costs and expenses whether or not the Mergers are completed. We expect our existing cash balances together with cash generated from operations will be sufficient to fund these costs. Actual costs may differ from these estimates depending on the timing of the closing, regulatory requirements, or other unforeseen developments. In addition, as described under “Item 1. Business – Proposed Mergers with MasterCraft,” the Merger Agreement could require us to pay a termination fee of $11.6 million, in cash, under certain specified circumstances.

The Company adopted a stock buyback program in 2001 that as subsequently amended authorized the aggregate repurchase of 8,250,000 shares in the open market. The Company did not repurchase any shares under this program in 2025 and 2024. There are 1,570,428 shares that remain available for repurchase as of December 31, 2025, but the Merger Agreement generally prohibits any further repurchases under this program during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft. The program by its terms does not have a predetermined expiration date.

On January 27, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.14 per common share payable March 10, 2026 to stockholders of record at the close of business on February 10, 2026. Subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders until closing of the Mergers. However, the Merger Agreement allows regular, quarterly dividends but limits them to a cap of $0.14 per Company common share during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by a qualifying dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company had no material repurchases of dealer inventory in 2025 and 2024. See further information regarding repurchase obligations in the note titled Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, amounts related to the usage of corporate aircraft, and other long-term liabilities. For additional information with respect to MPC’s contractual obligations, see notes titled Notes Payable to Banks, Commitments and Contingencies, and Leases in the Notes to the Consolidated Financial Statements. In addition, as described under “Item 1. Business – Proposed Mergers with MasterCraft,” the Merger Agreement would require us to pay a termination fee of $11.6 million, in cash, under certain specified circumstances, including upon a change of recommendation by our board of directors or upon termination of the Merger Agreement in order to accept a “superior proposal.”

Fair Value Measurements

The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. Prior to the dissolution of the Supplemental Executive Retirement Plan (“SERP”) in the fourth quarter of 2025, SERP investments were measured at net asset value, which was computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or net asset values calculated by the investment fund which are not publicly available.

Off Balance Sheet Arrangements

To assist dealers in obtaining financing for the purchase of their boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition, subject to normal wear and tear, in exchange for the Company’s assumption of the debt obligation on those boats, as contractually defined by each lender. The Company had no material repurchases of dealer inventory under contractual agreements during 2025 and 2024. Pursuant to the Merger Agreement we have agreed to limit repurchases pursuant to floorplan financing arrangements to $500,000 individually or $1,000,000 in the aggregate during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based primarily upon information provided by the third-party floor plan lenders and to adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time. As of December 31, 2025, the Company believes the fair value of its guarantee liability is immaterial. See further information regarding repurchase obligations in the note titled Commitments and Contingencies in the Notes of the Consolidated Financial Statements.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $9.3 million as of December 31, 2025. Also, the Company has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.8 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026. As defined by the agreement, the repurchase limit for this lender was $18.8 million as of December 31, 2025. Lastly, the Company has contractual repurchase agreements with other lenders with an aggregate maximum repurchase obligation of $1.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $29.6 million as of December 31, 2025. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts. However, as noted above, pursuant to the Merger Agreement we have agreed to limit repurchases pursuant to floorplan financing arrangements to $500,000 individually or $1,000,000 in the aggregate during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

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

The factors that complicate estimating the cost of incentives are the ability to estimate incentive payments of the Company, the volume and timing of inventory financed by specific dealers, and the notification of boats sold subject to certain incentives. Settlement of the incentives generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical incentive trends and adjusts recorded liabilities for changes in trends and terms of incentive programs. Total cost of incentives recorded in net sales as a percentage of gross sales was 9.1% in 2025, 9.2% in 2024 and 7.3% in 2023. A 0.25 percentage point change in cost of incentives as a percentage of gross sales during 2025 would have increased or decreased net sales, gross margin and operating income by approximately $0.5 million.

Warranty costs

The Company records as part of selling, general and administrative expenses an experience-based estimate of the future warranty costs to be incurred when sales are recognized. The Company evaluates its warranty obligation for each product line on a model year basis. The Company provides warranties against manufacturing defects for various components of the boats, primarily the fiberglass deck and hull, with warranty periods extending up to a lifetime. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending upon the size and number of components in the boats sold, the pre-sale warranty claims, and the desired level of customer service. Additionally, we focus on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer service warranty experience and reimbursements. Our estimated warranty obligation is based upon the warranty terms and the Company’s enforcement of those terms over time, manufacturing defects or issues, repair costs, and the volume and mix of boat sales. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur. Warranty expense as a percentage of net sales was 1.9% in 2025, 1.5% in 2024, and 1.5% in 2023. A 0.10 percentage point increase in the estimated warranty expense as a percentage of net sales during 2025 would have increased selling, general and administrative expenses and reduced operating income by approximately $0.2 million.

Impact of Recent Accounting Pronouncements:

See the note titled Significant Accounting Policies in the Notes to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit agreement. As of December 31, 2025, there were no outstanding interest-bearing advances under our credit facility which bore interest at a floating rate.

Marine Products has no derivative financial instruments which could expose the Company to significant market risk. Marine Products maintains investments primarily in money market funds which are not subject to material interest rate risk exposure. Marine Products does not expect any material changes in market risk exposures or how those risks are managed prior to the completion of the Mergers.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as of December 31, 2025 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Marine Products Corporation maintained effective internal control over financial reporting as of December 31, 2025.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2025, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 36.

/s/ Ben M. Palmer	/s/ Michael L. Schmit
Ben M. Palmer	Michael L. Schmit
President and Chief Executive Officer	Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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

February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marine Products Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marine Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

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

The principal consideration for our determination that the warranty liability is a critical audit matter is the higher degree of estimation uncertainty related to the Company’s warranty liability with respect to anticipated warranty claims. The estimation uncertainty and subjectivity in determining the liability resulted in the need for significant auditor judgment when assessing the reasonableness of the estimate.

Our audit procedures related to this matter included the following, among others:

●	We tested the design and operating effectiveness of internal controls over management’s estimation of the warranty liability, including the review of historical warranty claims and projected future warranty claims.
●	We tested the process used to determine the warranty liability, which included evaluating the completeness and accuracy of the historical warranty claims data, sales data, and historical warranty payments made by the Company.
●	We evaluated the reasonableness of management’s estimate by analyzing the sensitivity of changes in the estimated future warranty claims and the resulting impact.
●	We compared the Company’s prior year warranty liability related to future warranty claims in the current year to actual claims paid in the current year to evaluate the historical reasonableness of the Company’s estimate and evaluate management’s ability to accurately estimate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

February 27, 2026

CONSOLIDATED BALANCE SHEETS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except share information)

December 31,	2025	2024
ASSETS
Cash and cash equivalents	$43,512	$52,379
Accounts receivable, net	6,865	4,176
Inventories	54,691	49,960
Income taxes receivable	2,208	439
Prepaid expenses and other current assets	3,302	3,040
Total current assets	110,578	109,994
Property, plant and equipment, net	22,650	24,247
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	5,217	9,729
Retirement plan assets	—	18,489
Other long-term assets	5,014	5,015
Total assets	$147,232	$171,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$6,648	$5,499
Accrued expenses and other liabilities	13,960	13,425
Total current liabilities	20,608	18,924
Retirement plan liabilities	—	21,667
Other long-term liabilities	1,659	1,653
Total liabilities	22,267	42,244
Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 34,998,034 shares in 2025 and 34,707,304 shares in 2024	3,500	3,471
Capital in excess of par value	—	—
Retained earnings	121,465	125,532
Total stockholders’ equity	124,965	129,003
Total liabilities and stockholders’ equity	$147,232	$171,247

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands except per share data)

Year ended December 31,	2025	2024	2023
Net sales	$244,419	$236,555	$383,729
Cost of goods sold	197,644	191,057	293,350
Gross profit	46,775	45,498	90,379
Selling, general and administrative expenses	32,747	27,376	43,213
Gain on disposition of assets, net	—	(144)	(2,036)
Operating income	14,028	18,266	49,202
Interest income, net	1,737	2,876	2,860
Income before income taxes	15,765	21,142	52,062
Income tax provision	4,382	3,289	10,367
Net income	$11,383	$17,853	$41,695

Earnings per share
Basic	$0.32	$0.50	$1.21
Diluted	0.32	0.50	1.21

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Year ended December 31,	2025	2024	2023
Net income	$11,383	$17,853	$41,695
Other comprehensive income, net of taxes:
Pension settlement and adjustment	—	—	1,995
Comprehensive income	$11,383	$17,853	$43,690

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2022	34,218	$3,422	$—	$122,954	$(1,995)	$124,381
Stock issued for stock incentive plans, net	318	32	3,679	—	—	3,711
Stock purchased and retired	(69)	(7)	(3,679)	2,776	—	(910)
Net income	—	—	—	41,695	—	41,695
Pension adjustment, net of taxes	—	—	—	—	1,995	1,995
Cash dividends ($0.56 per share)	—	—	—	(19,284)	—	(19,284)
Balance, December 31, 2023	34,467	$3,447	$—	$148,141	$—	$151,588
Stock issued for stock incentive plans, net	328	33	4,195	—	—	4,228
Stock purchased and retired	(88)	(9)	(4,195)	3,271	—	(933)
Net income	—	—	—	17,853	—	17,853
Cash dividends ($1.26 per share)	—	—	—	(43,733)	—	(43,733)
Balance, December 31, 2024	34,707	$3,471	$—	$125,532	$—	$129,003
Stock issued for stock incentive plans, net	406	41	5,188	—	—	5,229
Stock purchased and retired	(115)	(12)	(5,188)	4,145	—	(1,055)
Net income	—	—		11,383	—	11,383
Cash dividends ($0.56 per share)	—	—	—	(19,595)	—	(19,595)
Balance, December 31, 2025	34,998	$3,500	$—	$121,465	$—	$124,965

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

(in thousands)

Year ended December 31,	2025	2024	2023
OPERATING ACTIVITIES
Net income	$11,383	$17,853	$41,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,138	2,786	2,416
Stock-based compensation expense	5,229	4,228	3,711
Gain on disposition of assets, net	—	(144)	(2,036)
Deferred income tax benefit	4,512	(1,139)	(3,126)
Pension settlement loss	—	—	2,363
(Increase) decrease in assets:
Accounts receivable	(2,689)	(1,701)	2,865
Income taxes receivable	(1,769)	(78)	(333)
Inventories	(4,731)	11,651	11,404
Current retirement plan assets	(1,651)	—	—
Prepaid expenses and other current assets	(262)	(193)	792
Other long-term assets	(561)	(3,767)	(5,658)
Increase (decrease) in liabilities:
Accounts payable	1,149	(572)	(2,179)
Current retirement plan liabilities	1,603	—	—
Accrued expenses and other liabilities	532	(3,071)	1,130
Other long-term liabilities	581	3,673	3,802
Net cash provided by operating activities	16,464	29,526	56,846

INVESTING ACTIVITIES
Capital expenditures	(1,541)	(4,596)	(10,174)
Proceeds from benefit plan financing arrangement	20,715	—	—
Distribution from benefit plan financing arrangement	(23,855)	—	—
Proceeds from sale of assets	—	163	2,303
Net cash used for investing activities	(4,681)	(4,433)	(7,871)

FINANCING ACTIVITIES
Payment of dividends	(19,595)	(43,733)	(19,284)
Cash paid for common stock purchased and retired	(1,055)	(933)	(910)
Net cash used for financing activities	(20,650)	(44,666)	(20,194)

Net (decrease) increase in cash and cash equivalents	(8,867)	(19,573)	28,781
Cash and cash equivalents at beginning of period	52,379	71,952	43,171
Cash and cash equivalents at end of period	$43,512	$52,379	$71,952

Supplemental information:
Income tax payments, net	$1,754	$4,476	$13,911

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

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

The Company has one reportable segment — its Powerboat Manufacturing business. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model. No single dealer nor any group of dealers owned by the same parent company accounted for 10% or more of net sales during 2025, 2024 or 2023. Net sales to the Company’s international dealers were approximately $11.1 million in 2025, $13.3 million in 2024, and $22.5 million in 2023.

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

Preferred Stock

Marine Products is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2025, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, and exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Expenses associated with product brochures and other inventoriable marketing materials are deferred and amortized over the related model year which approximates the consumption of these materials. The Company had prepaid expenses related to unamortized product brochure costs of $179 thousand as of December 31, 2025 and $145 thousand as of December 31, 2024. Advertising expenses totaled approximately $2.9 million in 2025, $2.4 million in 2024 and $2.3 million in 2023 and are recorded in selling, general and administrative expenses.

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) and net realizable value and include material, labor and manufacturing overhead. When evidence exists that the net realizable value of inventory is lower than its cost, the Company recognizes the difference as a loss in earnings in the period in which it occurs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Goodwill and Other Intangibles

Intangibles consist primarily of goodwill and trade names related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $3,308,000 as of December 31, 2025 and 2024. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company also periodically performs a valuation of its indefinite – lived trade names and has concluded that the fair value of these assets is not impaired. Based on these evaluations, the Company concluded that no impairment of its goodwill or trade names has occurred for the years ended December 31, 2025, 2024 and 2023.

Warranty Costs

The Company provides a lifetime limited structural hull warranty, a five-year limited structural deck warranty, and a transferable one-year limited warranty to the original owner. Warranties for additional items are provided for periods of one to five years and are not transferable. Additionally, as it relates to the first subsequent owner, a five-year transferable hull warranty and the remainder of the original one-year limited warranty on certain components are available. The five-year transferable hull warranty terminates five years after the date of the original retail purchase. Claim costs related to components are generally absorbed by the original component manufacturer. The Company accrues estimated future warranty costs at the time of the sale based on its historical claims experience. An analysis of the warranty accruals for the years ended December 31, 2025 and 2024 is as follows:

(in thousands)	2025	2024
Balance at beginning of year	$6,228	$7,078
Less: Payments made during the year	(4,489)	(4,466)
Add: Warranty provision for the current year	3,851	3,681
Changes to warranty provision for prior years	685	(65)
Balance at end of year	$6,275	$6,228

Insurance Accruals

The Company fully insures its risks related to general liability, product liability, vehicle liability and cyber security liability up to policy-specified deductible limits. The Company’s health insurance plan, which is insured up to a maximum annual claim amount for each covered employee and related dependents, and the Company’s workers’ compensation are self-funded. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred and may subsequently be revised based on developments relating to such claims.

Research and Development Costs

The Company expenses research and development costs for new products and components as incurred. Research and development costs are included in selling, general and administrative expenses and totaled $1.5 million in 2025, $762 thousand in 2024 and $757 thousand in 2023.

Repurchase Obligations

The Company has entered into agreements with third-party floor plan lenders where it has agreed, in the event of default by the dealer, to repurchase MPC boats repossessed from the dealer. These arrangements are subject to maximum repurchase amounts and the associated risk is mitigated by the value of the boats repurchased. The Company accrues estimated losses when a loss, due primarily to the default of one of our dealers, is determined to be probable and the amount of the loss can be reasonably estimated. Such losses were not material for 2025, 2024 or 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

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

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding are as follows:

(in thousands)
December 31,	2025	2024	2023
Net income available for stockholders:	$11,383	$17,853	$41,695
Less: Adjustments for earnings attributable to participating securities	(514)	(1,108)	(999)
Net income used in calculating earnings per share	$10,869	$16,745	$40,696

Weighted average shares outstanding (including participating securities)	34,965	34,689	34,443
Adjustment for participating securities	(910)	(877)	(834)
Shares used in calculating basic and diluted earnings per share	34,055	33,812	33,609

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and marketable securities. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of such instruments. Prior to the dissolution of the non-qualified Supplemental Executive Retirement Plan (“SERP”), the Company’s marketable securities, held in the SERP were classified as trading securities. All of these securities were carried at fair value in the accompanying Consolidated Balance Sheets. See the note titled Fair Value Measurements for further information regarding the fair value measurement of assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Concentration of Suppliers

The Company has three suppliers for the three types of engines it purchases. This concentration of suppliers could impact our sales and profitability in the event of a sudden interruption in the delivery of these engines.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued the following Accounting Standards Updates (“ASU”s):

Recently Issued Accounting Standards Not Yet Adopted:

ASU 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU updates existing guidance related to interim reporting. This amendment provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The provisions in this ASU are effective beginning in the first quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

ASU 2025-06 — Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates existing guidance related to the capitalization of development costs for internal-use software. These amendments update the threshold required to start capitalizing software costs and remove references to a sequential software development method. The provisions in this ASU are effective beginning in the first quarter of 2028. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

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

Years ended December 31, 2025, 2024 and 2023

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

Disaggregation of revenues

The following table disaggregates our sales by major source:

(in thousands)
December 31,	2025	2024	2023
Boats and accessories	$239,351	$232,401	$378,321
Parts	5,068	4,154	5,408
Net sales	$244,419	$236,555	$383,729

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

The following table disaggregates our revenues between domestic and international:

(in thousands)
December 31,	2025	2024	2023
Domestic	$233,367	$223,248	$361,221
International	11,052	13,307	22,508
Net sales	$244,419	$236,555	$383,729

Contract balances

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

(in thousands)
December 31,	2025	2024	2023
Deferred revenue	$1,185	$191	$654

Substantially all of the amounts of deferred revenue as of December 31, 2025 and December 31, 2024 were or will be recognized as sales during the immediately following quarters, when control is transferred.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

(in thousands)
December 31,	2025	2024
Trade receivables	$5,251	$1,166
Other	1,625	3,021
Total	6,876	4,187
Less: allowance for credit losses	(11)	(11)
Net accounts receivable	$6,865	$4,176

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to “floor-plan financing” programs with qualified lenders. Other receivables consist primarily of certain incentives recorded in 2024 together with rebates from suppliers for both 2025 and 2024. Changes in the Company’s allowance for credit losses are disclosed in Schedule II Valuation and Qualifying Accounts. Trade receivables as of December 31, 2023 were $1.3 million.

NOTE 4: INVENTORIES

Inventories consist of the following:

(in thousands)
December 31,	2025	2024
Raw materials and supplies	$27,075	$29,686
Work in process	13,212	9,950
Finished goods	14,404	10,324
Total inventories	$54,691	$49,960

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost, net of accumulated depreciation, and consist of the following:

(in thousands)	Estimated
December 31,	Useful Lives	2025	2024
Land	N/A	$1,233	$1,233
Buildings	7-40	27,428	26,643
Operating equipment	3-15	19,948	19,368
Furniture and fixtures	5-7	3,637	3,476
Vehicles	5-10	7,946	7,936
Gross property, plant and equipment		60,192	58,656
Less: accumulated depreciation		(37,542)	(34,409)
		$22,650	$24,247

Depreciation expense was $3.1 million in 2025, $2.8 million in 2024 and $2.4 million in 2023. The Company had accounts payable for purchases of property and equipment of $116 thousand as of December 31, 2024 and $11 thousand as of December 31, 2023. There were no unpaid purchases of property and equipment as of December 31, 2025.

NOTE 6: ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

(in thousands)
December 31,	2025	2024
Accrued payroll and related expenses	$2,359	$1,668
Accrued sales incentives and discounts	2,566	3,110
Accrued warranty costs	6,275	6,228
Accrued insurance expenses	638	1,791
Deferred revenue	1,185	191
Other	937	437
Total accrued expenses and other liabilities	$13,960	$13,425

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00 both determined at the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of December 31, 2025 and 2024, the Company was in compliance with these covenants.

The Company incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand in 2021. These costs are being amortized to interest expense over the term of the credit agreement, and the remaining net balance is classified as part of non-current other assets. As of December 31, 2025 and 2024, MPC had no outstanding borrowings under the revolving credit facility.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan origination costs, on the credit facility was $90 thousand each year in 2025, 2024 and 2023. Interest paid was $38 thousand in 2025, $51 thousand in 2024 and $76 thousand in 2023.

NOTE 8: INCOME TAXES

For financial reporting purposes, income before income taxes included the following component:

(in thousands)
Years ended December 31,	2025	2024	2023
Income before income taxes - domestic	$15,765	$21,142	$52,062

The following table lists the components of the provision (benefit) for income taxes:

(in thousands)
Years ended December 31,	2025	2024	2023
Current provision (benefit):
Federal	$(86)	$3,986	$12,384
State	(44)	442	1,109
Deferred provision (benefit):
Federal	4,268	(1,101)	(3,047)
State	244	(38)	(79)
Total income tax provision	$4,382	$3,289	$10,367

The Base Erosion and Profit Shifting framework 2.0 (Pillar Two) released by the Organization for Economic Co-operation and Development introduced a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. The United States has not yet enacted legislation to adopt the provisions of Pillar Two. As of December 31, 2025, we have no recorded effects for Pillar Two due to our operational jurisdiction being wholly domestic. We will continue to monitor the impact of this legislation going forward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

A reconciliation between the federal statutory rate and Marine Products’ income tax provision and effective tax rate is as follows:

(in thousands)
Years ended December 31,	2025		2024		2023
Federal statutory rate	$3,311	21.0%	$4,440	21.0%	$10,933	21.0%
State income taxes, net of federal benefit (a)	241	1.5	314	1.5	694	1.3
Tax credits:
Research and development credit	(177)	(1.1)	(110)	(0.5)	(652)	(1.3)
Investment tax credit	—	—	(1,003)	(4.7)	—	—
Change in unrecognized tax benefits	(69)	(0.4)	49	0.2	241	0.5
Non-deductible expenses:
Long-term retirement plan	988	6.3	—	—	—	—
Other	(184)	(1.2)	(162)	(0.8)	(137)	(0.3)
Cross-border tax laws	—	—	(71)	(0.3)	(243)	(0.5)
Other	272	1.7	(168)	(0.8)	(469)	(0.8)
Income tax provision and effective tax rate	$4,382	27.8%	$3,289	15.6%	$10,367	19.9%

(a)	State taxes in Florida and North Carolina made up the majority (greater than 50 percent) of the tax effect in this category.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)
December 31,	2025	2024
Deferred tax assets:
Warranty costs	$1,380	$1,370
Sales incentives and discounts	224	436
Self-insurance	256	524
Stock-based compensation	1,059	908
Long-term retirement plan	—	4,767
Capitalized research and development	—	3,226
Federal net operating loss carryforwards	3,482	—
All others, net	344	331
Total deferred tax assets	6,745	11,562
Deferred tax liabilities:
Depreciation and amortization expense	(1,528)	(1,833)
Net deferred tax assets	$5,217	$9,729

Total net income tax payments were $1.8 million in 2025, $4.5 million in 2024, and $13.9 million in 2023. The following table lists the components of the payments for income taxes.

(in thousands)
Years ended December 31,	2025	2024	2023
Federal	$1,500	$4,000	$12,999
State:
Florida	90	160	450
North Carolina	110	94	175
Other	54	222	287
Total net income tax payments	$1,754	$4,476	$13,911

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

The Company’s policy is to record interest and penalties related to income tax matters, as part of income tax expense.

During 2025, the Company recognized a decrease in the estimated liability for unrecognized tax positions, which is recorded in other long-term liabilities on the Consolidated Balance Sheet. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

(in thousands)	2025	2024
Balance at January 1	$1,411	$1,349
Additions (reductions) based on tax positions related to the current year	(121)	21
Additions for tax positions of prior years	41	41
Balance at December 31	$1,331	$1,411

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the estimated liability for uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2022 through 2024 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

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

The Company determines the fair value of the marketable securities that are available-for-sale through quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. There are no available-for-sale securities held as of December 31, 2025 and 2024. Prior to dissolution of the SERP, the investments held therein were classified as trading securities, as described in the note titled Employee Benefit Plans, and were recorded primarily at their net cash surrender values calculated using their net asset values, which approximate fair value, as provided by the issuing insurance company. Trading securities were valued at $18.5 million as of December 31, 2024. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the years ended December 31, 2025 and 2024, there were no significant transfers in or out of levels 1, 2 or 3.

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

Years ended December 31, 2025, 2024 and 2023

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

Litigation Related to the Proposed Mergers

Stockholders have and may continue to file lawsuits challenging the Mergers (as defined below), which may name us, MasterCraft (as defined below), members of our Board, members of the MasterCraft board, or others as defendants. No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with the litigation of any claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers or may prevent the Mergers from being completed altogether.

Dealer Floor Plan Financing

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various dealers and selected third-party floor plan lenders to guarantee varying amounts of qualifying dealers’ debt obligations. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition, subject to normal wear and tear, in exchange for the Company’s assumption of the debt obligation on those boats, as contractually defined by each lender. The Company had no material repurchases of dealer inventory under contractual agreements during 2025 and 2024 as a result of dealer defaults. Pursuant to the Merger Agreement we have agreed to limit repurchases pursuant to floorplan financing arrangements to $500,000 individually or $1,000,000 in the aggregate during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

Management continues to monitor the risk of additional defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $9.3 million as of December 31, 2025. Also, the Company also has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.8 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of December 31, 2025. Lastly, the Company has contractual repurchase agreements with other lenders with an aggregate maximum repurchase obligation of $1.5 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $29.6 million as of December 31, 2025.

Income Taxes

The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for probable assessments and totaled $1.3 million as of December 31, 2025, compared to $1.4 million as of December 31, 2024. See the note titled Income Taxes for further information related to those liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Short-Term Cash Incentive Compensation

In addition to recording Short-Term Cash Incentive (“STCI”) compensation expense for executive officers, STCI expense has been recorded for certain non-executive employees based on a percentage of Pre-Tax Profit (“PTP incentive”), defined as pretax income before goodwill adjustments and certain allocated corporate expenses. Through the third quarter of 2023, this PTP incentive was 16% in the aggregate per year and was subject to either a contractual arrangement or a discretionary determination. The PTP incentive under a contractual agreement with one employee, in the amount of seven percent per year, was discontinued at the end of the third quarter of 2023. Beginning in the fourth quarter of 2023, the PTP incentive, subject to a discretionary determination, is nine percent in the aggregate per year for three employees.

Total STCI expense for the reported years was as follows:

(in thousands)
December 31,	2025	2024	2023
STCI expense	$2,877	$2,698	$10,651

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE 11: EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan — The Company operated a non-qualified SERP that permitted certain highly compensated employees to defer a portion of their compensation. In the fourth quarter of 2025, the Company completed the dissolution of its SERP and distributed participant balances in full. As part of the dissolution, the Company dissolved the Rabbi Trust and liquidated all the Company-Owned Life Insurance Policies (“COLI”) and other securities held in the Trust. Termination of the SERP was approved by the Board of Directors in the fourth quarter of 2024. Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24 months after termination. Retirement Plan assets and liabilities were classified as long-term on the Consolidated Balance Sheet as of December 31, 2024, and were reclassed to short-term as of June 30, 2025, when the decision to liquidate the assets and distribute participant balances in the fourth quarter of 2025 was made.

The liquidation of COLI assets resulted in a taxable gain of $4.7 million that has been included in the income tax provision for the year ended December 31, 2025. The gain resulted from the excess of cash surrender value over the cost basis of the variable life insurance policies held inside the COLI. See footnote titled “Income taxes” for a discussion of the tax impact attributable to the dissolution. Prior to their liquidation, the COLI policies were recorded at their net cash surrender values, which approximated fair value. Proceeds of $20.7 million from dissolution of the assets held inside the Rabbi Trust and participant distributions of $23.9 million are disclosed as Proceeds from benefit plan financing arrangement and Distribution from financing plan arrangement on the Consolidated Statements of Cashflow for the year ended December 31, 2025.

Prior to their dissolution, the SERP assets were classified as trading securities and changes in the fair value of these assets, and normal insurance expenses were recorded in the Consolidated Statements of Operations as compensation cost within selling, general and administrative expenses. Trading gains related to the SERP assets totaled $2.2 million in 2025, $3.1 million in 2024, and $1.5 million in 2023. Any change in the fair value of participant balances were recorded as compensation cost within selling, general and administrative expenses in the Consolidated Statements of Operations, and totaled $2.3 million in 2025, $3.4 million in 2024, and $1.8 million in 2023.

401(k) Plan — Marine Products participates in a defined contribution 401(k) plan sponsored by RPC that is available to substantially all full-time employees with more than 90 days of service. Effective January 1, 2019, the Company began matching 100% of employee contributions for each dollar of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation, and 50% for each dollar of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the Company’s contributions after two years of service. The charges to expense for Marine Products’ contributions to the 401(k) plan were $1.1 million in 2025, $1.0 million in 2024 and $1.2 million in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Stock Incentive Plan — The Company has issued various forms of stock compensation, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its stock incentive plans to officers, selected employees and non-employee directors. In April 2024 the Company reserved 3,000,000 shares of common stock under the 2024 Stock Incentive Plan (“SIP”) with a term of 10 years expiring in April 2034. As of December 31, 2025, there were 2,553,618 shares available for grant under the SIP.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was approximately $5.2 million ($4.1 million after tax) for 2025, $4.2 million ($3.3 million after tax) for 2024, and $3.7 million ($2.9 million after tax) for 2023.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2025:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2025	870,448	$12.90
Granted	414,598	9.16
Vested	(361,685)	12.62
Forfeited	(8,684)	11.49
Non-vested shares at December 31, 2025	914,677	$11.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2024:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares at January 1, 2024	839,050	$13.81
Granted	336,451	11.35
Vested	(297,303)	13.70
Forfeited	(7,750)	12.81
Non-vested shares at December 31, 2024	870,448	$12.90

The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $9.16 in 2025, $11.35 in 2024 and $13.25 in 2023. The total fair value of shares vested was approximately $3.2 million in 2025, $3.1 million in 2024 and $3.2 million in 2023. The above table does not include any activity related to PSUs since they are not currently granted or vested.

For the year ending December 31, 2025, approximately $168 thousand of net tax deficits for stock-based compensation awards were recorded as a discrete tax adjustment and classified within operating activities in the Consolidated Statements of Cash Flows compared to approximately $47 thousand of excess tax benefits for the year ending December 31, 2024.

Other Information — As of December 31, 2025, total unrecognized compensation cost related to non-vested restricted shares was approximately $5.8 million which is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 12: RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, the Company and RPC entered into various agreements that define the companies’ relationship. Per the terms of their Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from RPC (or from corporations that are subsidiaries of RPC) for such services were $1.1 million in 2025, $1.1 million in 2024 and $1.0 million in 2023. The Company’s payable to RPC for these services was $58 thousand as of December 31, 2025 and $99 thousand as of December 31, 2024. During 2023, RPC owed the Company $524 thousand for using Marine Products’ assets in the Plan to settle its participant liabilities, which was fully settled in 2024. All of the Company’s directors are also directors of RPC and the Company’s executive officers are employees of both the Company and RPC.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase was funded primarily by a $2.6 million contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. Marine Products recorded certain net operating costs for the corporate aircraft comprised of rent and an allocable share of fixed costs of $141 thousand in 2025, $188 thousand in 2024 and $160 thousand in 2023. The Company has a payable to 255 RC, LLC of $2.2 million as of December 31, 2025 and $2.0 million as of December 31, 2024. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2025, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings was $757 thousand.

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

Years ended December 31, 2025, 2024 and 2023

addition, they have, subject to certain conditions and limitations, certain piggy-back registration rights with respect to registrations initiated by us.

NOTE 13: LEASES

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

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

		December 31,
(in thousands)	Classification on Consolidated Balance Sheet	2025	2024
Assets:
Operating lease right-of-use assets	Other assets	$152	$219

Liabilities:
Current portion of operating lease liabilities	Accrued expenses and other liabilities	$83	$79
Long-term operating lease liabilities	Other long-term liabilities	70	141
Total lease liabilities		$153	$220

Lease Costs:

The components of lease expense are included in selling, general and administrative expenses in the Consolidated Statements of Operations as disclosed below:

(in thousands)	2025	2024	2023
Operating lease cost	$89	$89	$93
Short-term lease cost	—	—	—
Variable lease cost	11	11	3
Total lease cost	$100	$100	$96

Other information:

As of December 31,	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$80	$77
ROU assets obtained in exchange for operating lease liabilities (in thousands)	(13)	—
Weighted average remaining lease term — operating leases (years)	2.0	2.7
Weighted average discount rate — operating leases	4.87%	4.87%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Lease Commitments:

Maturity of lease liabilities - Operating Leases:

(in thousands)
As of December 31,	2025
2026	$89
2027	88
2028	58
2029	9
2030	3
Thereafter	1
Total lease payments	248
Less: Amounts representing interest	(95)
Present value of lease liabilities	$153

The Company recorded rental income of $60 thousand in 2025 and $240 thousand in both 2024 and 2023 that is recorded as part of selling, general and administrative expenses on the Consolidated Statements of Operations.

During 2023, the Company entered into a lease agreement related to a warehouse as a lessor that qualified to be a sales type lease. As part of this transaction, the Company recognized a gain of approximately $1.8 million which has been reported as part of Gain on disposition of assets, net on the Consolidated Statement of Operations.

Note 14: Business Segment

MPC has one reportable segment — its Powerboat Manufacturing business. The Chief Operating Decision Maker (CODM) makes resource allocation and performance assessment decisions based on this segment as a whole. MPC's CODM is the Chief Executive Officer.

Significant segment expenses for the years ended December 31, 2025, 2024 and 2023 are shown in the following table:

(in thousands)	2025	2024	2023
Materials	$128,705	$123,441	$203,847
Overhead	23,124	22,987	25,575
Labor costs	26,660	25,887	33,907
Other cost of goods sold (1)	19,155	18,742	30,021
Cost of goods sold	$197,644	$191,057	$293,350

Employment costs	$18,016	$17,580	$28,439
Warranty expense	4,536	3,616	5,829
Other selling, general and administrative expenses (2)	10,195	6,180	8,945
Selling, general and administrative expenses	$32,747	$27,376	$43,213
(1)	Comprised primarily of accessories costs.

(2) Includes professional fees, transactions costs related to the Mergers, advertising and promotions, and other costs.

NOTE 15: SUBSEQUENT EVENTS

On January 27, 2026, the Board of Directors declared a regular cash dividend of $0.14 per share payable March 10, 2026 to stockholders of record at the close of business on February 10, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine Products Corporation and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

On February 5, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among MasterCraft Boat Holdings, Inc., a Delaware corporation (“MasterCraft”), Titan Merger Sub 1, Inc., a Delaware corporation and a wholly owned, direct subsidiary of MasterCraft (“Merger Sub I”), and Titan Merger Sub 2, LLC, a Delaware limited liability company and a wholly owned, direct subsidiary of MasterCraft (“Merger Sub II”). The Merger Agreement, among other things, provides for the combination of MasterCraft and Marine Products in a stock-and-cash transaction whereby (i) Merger Sub I will merge with and into Marine Products (the "First Merger”), with Marine Products surviving the First Merger as a direct wholly owned subsidiary of MasterCraft, and (ii) immediately following the First Merger, Marine Products will merge into Merger Sub II (the "Second Merger” and, together with the First Merger, the "Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of MasterCraft.

Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “First Effective Time”), each share of Marine Products common stock, par value $0.10 per share, will be converted to the right to receive 0.232 shares (the “Stock Consideration”) of MasterCraft common stock and $2.43 in cash, without interest (the “Cash Consideration” and, together with the Stock Consideration, the “Merger Consideration”).

The completion of the Mergers is subject to customary closing conditions, including, but not limited to: (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority in voting power of the outstanding Marine Products common stock entitled to vote thereon, (ii) the approval of the issuance of shares of MasterCraft common stock to be issued in the First Merger by the affirmative vote of the holders of a majority in voting power of the outstanding MasterCraft common stock present in person or by proxy and entitled to vote thereon at a meeting of MasterCraft stockholders, (iii) the absence of any injunction or order by any court or other governmental entity restraining, enjoining, preventing or otherwise prohibiting the consummation of the Mergers, (iv) the shares of MasterCraft common stock to be issued in the First Merger being approved for listing on the Nasdaq, (v) the effectiveness of the registration statement on Form S-4 pursuant to which the shares of MasterCraft common stock to be issued in the First Merger will be registered with the U.S. Securities and Exchange Commission (the “SEC”), (vi) the expiration or termination of the waiting period (and any extension thereof) required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (vii) the absence of a material adverse effect with respect to each of MasterCraft and Marine Products.

Further information regarding the Mergers is provided in our Current Report on Form 8-K filed with the SEC on February 5, 2026, which is incorporated by reference herein.

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

As of the end of the period covered by this report, December 31, 2025 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 35 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2025 and issued a report thereon which is included on page 36 of this report.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as included below, in accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.Code of Ethics

Marine Products has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s website at MarineProductsCorp.com. Copies are also available at no extra charge by writing to Attn: Human Resources, Marine Products Corporation, 2801 Buford Highway NE, Suite 300, Atlanta, Georgia 30329. Marine Products intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Item 11. Executive Compensation

In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following exhibits are management contracts or compensatory plans or arrangements:

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).

10.9	First Amendment to 2001 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 2, 2007).

10.10	Summary of compensation arrangements with the Executive Officers (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed on February 28, 2025).

10.11	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.13	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

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
2.1

Agreement and Plan of Merger, dated as of February 5, 2026, by and among MasterCraft Boat Holdings, Inc., Titan Merger Sub 1, Inc., Titan Merger Sub 2, LLC and Marine Products Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 5, 2026).

3.1	(a) Articles of Incorporation of Marine Products Corporation (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on February 13, 2001).

(b) Certificate of Amendment of Certificate of Incorporation of Marine Products Corporation executed on June 8, 2005 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K filed on June 9, 2005).

3.2	Amended and Restated Bylaws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on October 30, 2025).
4.1	Form of Common Stock Certificate of Marine Products Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on February 13, 2001).
4.2	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.2 to the Form 10-K filed on February 28, 2020).
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

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 15, 2005).
10.10	Summary of compensation arrangements with the Executive Officers (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed on February 28, 2025).
10.11	Form of time lapse restricted stock agreement under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.13	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.14

Marine Products Corporation Cash Based Incentives (Discretionary) Acknowledgement of Cash Based Incentives for Executive Officers (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on February 28, 2017).

10.15	Marine Products Corporation 2024 Stock Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement filed on March 14, 2024).
10.16

Registration Rights Agreement, dated February 27, 2025, by and between Marine Products Corporation and LOR, Inc. (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 28, 2025).

10.17	Form of performance share unit award agreement (incorporated herein by reference to Exhibit 10.15 to the Form 10-Q filed on April 28, 2023).
10.18

Voting Agreement, dated as of February 5, 2026, by and among MasterCraft Boat Holdings, Inc., Marine Products Corporation and certain stockholders identified in an exhibit thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 5, 2026).

19	Marine Products Corporation Insider trading policies and procedures.
21	Subsidiaries of Marine Products Corporation
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer

Exhibit
Number	Description
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer
97.1	Policy relating to recovery of erroneously awarded compensation (incorporated herein by reference to Exhibit 97.1 to the Form 10-K filed on February 28, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2025, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation
/s/ Ben M. Palmer

Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben M. Palmer
Ben M. Palmer	President and Chief Executive Officer	February 27, 2026
(Principal Executive Officer)

/s/ Michael L. Schmit
Michael L. Schmit	Vice President, Chief Financial Officer and Corporate Secretary	February 27, 2026
(Principal Financial and Accounting Officer)

The Directors of Marine Products Corporation (listed below) executed a power of attorney, appointing Ben M. Palmer their attorney-in-fact, empowering him to sign this report on their behalf.

Richard A. Hubbell, Director	Gary Kolstad, Director
Jerry W. Nix, Director	Timothy C. Rollins, Director
Susan R. Bell, Director	Stephen E. Lewis, Director
Patrick J. Gunning, Director	John F. Wilson, Director
Amy R. Kreisler, Director

/s/ Ben M. Palmer

Ben M. Palmer
Director and as Attorney-in-fact
February 27, 2026

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

	For the years ended December 31, 2025, 2024 and 2023
	Balance at	Charged to	Net	Balance
	Beginning	Costs and	(Write-Offs)/	at End of
Description (in thousands)	of Period	Expenses	Recoveries	Period
Year ended December 31, 2025
Credit loss allowance for accounts receivable	$11	$—	$—	$11
Year ended December 31, 2024
Credit loss allowance for accounts receivable	$11	$—	$—	$11
Year ended December 31, 2023
Credit loss allowance for accounts receivable	$12	$—	$(1)	$11

Any schedules not shown above have been omitted because they are not applicable.