Form 10-K/A
period 2025-12-31
MARINE PRODUCTS CORP
filed 2026-04-29
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

None

Marine Products Corporation

Explanatory Note

Marine Products Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Initial Filing”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Initial Filing to update the exhibit list. This information was previously omitted from the Initial Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced Items 10 through 14 to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days after December 31, 2025, the end of the fiscal year covered by the Company’s Annual Report on Form 10-K. In addition, Item 15 of the Initial Filing has also been amended to reflect the filing of new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Initial Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Initial Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. This Amendment does not amend or otherwise update any other information in the Initial Filing. Accordingly, this Amendment should be read in conjunction with the Initial Filing and with our filings with the SEC subsequent to the Initial Filing. Unless the context indicates otherwise, references in this Annual Report to the “Company,” “Marine Products,” “we,” “us,” “our” and

similar terms refer to Marine Products Corporation and its consolidated subsidiaries.

On February 5, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MasterCraft Boat Holdings, Inc., a Delaware corporation (“MasterCraft”), Titan Merger Sub 1, Inc., a Delaware corporation and a wholly owned, direct subsidiary of MasterCraft (“Merger Sub I”), Titan Merger Sub 2, LLC, a Delaware limited liability company and a wholly owned, direct subsidiary of MasterCraft (“Merger Sub II”), and Marine Products.

The Merger Agreement provides for, among other things, the combination of MasterCraft and Marine Products in a stock-and-cash transaction whereby (i) Merger Sub I will merge with and into Marine Products (the “First Merger”), with Marine Products surviving the First Merger as a direct wholly owned subsidiary of MasterCraft, and (ii) immediately following the First Merger, Marine Products will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of MasterCraft. The consummation of the transactions contemplated by the Merger Agreement, including the Mergers, are referred to herein as the “Closing”.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Information Regarding Directors

The following table sets forth the names, ages as of April 16, 2026, and certain other information for each of the current members of our Board of Directors (the “Board” or “Board of Directors”), each of whom was elected by stockholders at the Company’s 2025 Annual Meeting of Stockholders, other than Gary A. Kolstad, who was appointed by the Board in July 2025 to fill a vacancy on the Board created by the increase in the Board size from nine to ten members. Directors are elected each year at the Annual Meeting of Stockholders. All directors serve for a term of one year or until his or her successor has been elected and qualified, or until his or her earlier death, resignation or removal. Full biographical information follows the table.

		Director
Name	Age	Since	Independent
DIRECTORS:
Richard A. Hubbell	81	2001	✘
Timothy C. Rollins	63	2016	✘
Jerry W. Nix	80	2020	✔
Susan R. Bell	63	2021	✔
Patrick J. Gunning	66	2021	✔
Amy R. Kreisler	56	2022	✘
Ben M. Palmer	65	2022	✘
John F. Wilson	68	2022	✔
Gary A. Kolstad	67	2025	✔
Stephen E. Lewis	59	2025	✔

Richard A. Hubbell
Executive Chairman of the Board Non-Independent Member of the Board of Directors Chairperson of the Executive Committee

Richard A. Hubbell has been Executive Chairman of the Board since 2022. Prior to that, he served as a Director and President and Chief Executive Officer of the Company since it was spun off in 2001. This experience has given Mr. Hubbell extensive knowledge of the Company’s business and industry. He is also the Executive Chairman of the Board of Directors at RPC, Inc. and previously served as its President since 1987 and Chief Executive Officer since 2003. Previously, he was Executive Vice President of Rollins Communications, Inc., a media company. He joined Rollins, Inc. in 1970. Mr. Hubbell received a Bachelor of Arts in Economics from Westminster College.

Timothy C. Rollins
Vice President, LOR, Inc. Non-Independent Member of the Board of Directors Member of the Nominating and Corporate Governance Committee

Timothy C. Rollins has served as a Director of Marine Products Corporation since 2017. Mr. Rollins is Vice President of LOR, Inc., a private family investment company, where he manages the firm’s investment portfolio and cattle operations. In this role, Mr. Rollins also leads the Executive Team of Operations and is responsible for approving major capital expenditures. He brings extensive management and financial expertise to the Board.  Mr. Rollins is a Trustee of Emory University, the Woodruff Health Sciences Center, the O. Wayne Rollins Foundation, and the Ma-Ran Foundation. He also serves on the Board of Directors of RPC, Inc. Mr. Rollins holds a Bachelor of Science in Business Administration from Boston University. Mr. Rollins is the sibling of Amy R. Kreisler.

Jerry W. Nix

Former Vice Chairman, Executive Vice President and Chief Financial Officer of Genuine Parts Company

Lead Independent Director of the Board of Directors

Chairperson of the Human Capital Management and Compensation Committee

Chairperson of the Nominating and Corporate Governance Committee

Member of the Audit Committee

Jerry W. Nix has served as a Director of Marine Products Corporation since 2020. Mr. Nix brings extensive risk oversight, financial and strategic experience to our Board of Directors. Mr. Nix retired from Genuine Parts Company in 2013 where he served as Vice Chairman from 2005 to 2013, Chief Financial Officer from 2000 to 2013 and as Executive Vice President from 2000 to 2005. Prior to joining Genuine Parts in 1978 Mr. Nix was an auditor with Ernst & Young from 1974 to 1978 and a pilot in the U.S. Air Force from 1968 to 1974. Mr. Nix currently serves on the Board of Directors of RPC, Inc., a role he has held since 2020, and on various civic and non-profit boards. Mr. Nix received a Bachelor of Science in Education from Mississippi State University and a Bachelor of Science in Accounting from the University of Florida.

Susan R. Bell
Retired Partner, Ernst & Young LLP Independent Member of the Board of Directors Member of the Audit Committee

Susan R. Bell has served as a Director of Marine Products Corporation since 2021. Ms. Bell brings extensive risk oversight, financial and strategic experience to our Board of Directors. Ms. Bell retired as Partner from Ernst & Young LLP in 2020 after a 36-year career in public accounting. At Ernst & Young LLP, Ms. Bell served as both an audit and advisory partner, led the Southeast Risk Advisory practice and served as the Atlanta Office Managing Partner. Prior to working at Ernst & Young LLP, Ms. Bell started her career at Arthur Andersen LLP in 1984 where she served as an audit partner from 1996 to 2002. Ms. Bell currently serves as a member of the Board of Directors of RPC, Inc., Rollins, Inc. and First Advantage Corporation. She also serves on the Board compensation committee of First Advantage Corporation and the Board audit committee of RPC, Inc. and chairs the audit committees of Rollins, Inc. and First Advantage Corporation. Ms. Bell graduated summa cum laude from Mississippi State University with a Bachelor of Professional Accountancy and is a Certified Public Accountant in the states of Georgia and Tennessee.

Patrick J. Gunning

Former Chief Financial Officer at The Woodruff Arts Center

Retired Partner, Ernst & Young LLP

Independent Member of the Board of Directors

Chairperson of the Audit Committee

Member of the Nominating and Corporate Governance Committee

Member of the Human Capital Management and Compensation Committee

Patrick J. Gunning has served as a Director of Marine Products, Inc. since 2021. Mr. Gunning brings extensive risk oversight, financial and strategic experience to our Board of Directors. Mr. Gunning retired as a Partner from Ernst & Young LLP in June 2020, a role he had held since May 2002, after a 39-year career in public accounting. Mr. Gunning held multiple leadership roles at Ernst & Young LLP including Southeast Region Leader of the Financial Accounting Advisory Services practice, Southeast Area Industry Leader of the Retail and Consumer Products practice, and lead audit partner for numerous publicly traded and privately owned companies. Prior to joining Ernst & Young LLP, Mr. Gunning worked at Arthur Andersen LLP from 1981 to 2002, where he served as a partner, lead audit partner and Assurance Division Leader. Mr. Gunning also served as the Chief Financial Officer of the Woodruff Arts Center, a non-profit organization, from 2020 to 2022. Mr. Gunning currently serves on the Boards of Directors at RPC, Inc. and Rollins, Inc., roles he has held since 2021. Mr. Gunning received a Bachelor of Business Administration in Accountancy from the University of Notre Dame and is a Certified Public Accountant in the state of Georgia.

Amy R. Kreisler
Executive Director, The O. Wayne Rollins Foundation Non-Independent Member of the Board of Directors Member of the Nominating and Corporate Governance Committee

Amy R. Kreisler has served as a Director of Marine Products Corporation since 2016. Ms. Kreisler is a Vice President at LOR, Inc., a private family investment company. She is the Executive Director of The O. Wayne Rollins Foundation and a Trustee of The Ma-Ran Foundation. In these roles, she oversees grantmaking activities and directs the administration of foundation assets. She is also a member of The Lovett School Board of Trustees, serving on their Executive Committee and Endowment Committee. She is a board member of The Shepherd Center Foundation. Ms. Kreisler brings both legal and business experience to the Board. She is a long-standing member of the Rollins School of Public Health’s Dean’s Council and a former Board member of the Emory University Board of Visitors. Ms. Kreisler is currently a member of the Board of Directors at RPC, Inc. Ms. Kreisler is a former attorney of the law firm Arnall Golden Gregory LLP. She holds an English Degree from Hollins University and a Law Degree from The College of William and Mary Law School. Ms. Kreisler is the sibling of Timothy C. Rollins.

Ben M. Palmer
President and Chief Executive Officer Non-Independent Member of the Board of Directors Member of the Executive Committee

Ben M. Palmer has served as a Director of Marine Products Corporation since 2022. Mr. Palmer has been serving as President and Chief Executive Officer of the Company since 2022. Previously, he served as Vice President, Chief Financial Officer, and Treasurer of the Company from the time it was spun off in 2001 and served as Corporate Secretary in 2018 to 2022. This experience has given Mr. Palmer extensive knowledge of the Company’s business and industry. He is also the President and Chief Executive Officer of RPC, Inc. and previously served as its Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. Mr. Palmer is currently a member of the Board of Directors at RPC, Inc. Prior to joining RPC, Inc., he served for three years as the CFO of EQ Services, a commercial mortgage and asset management subsidiary of The Equitable Companies. Prior to that he spent ten years with Arthur Andersen LLP in its audit and business advisory services division. Mr. Palmer has a Bachelor of Science in Business Administration from Auburn University.

John F. Wilson

Executive Chairman of the Board, Rollins, Inc.

Independent Member of the Board of Directors

Member of the Audit Committee

Member of the Nominating and Corporate Governance Committee

Member of the Human Capital Management and Compensation Committee

John F. Wilson has served as a Director of Marine Products Corporation since 2022. Mr. Wilson currently serves as the Executive Chairman of the Board of Rollins, Inc., a position he has held beginning January 1, 2025. He has served in the following roles on that company board: as Vice-Chairman from 2020 to 2024, and as a Director since 2013. He previously served as President and Chief Operating Officer of Rollins, Inc. from 2013 to 2020, Vice President of Rollins, Inc. from 2011 to 2013, and as President of Orkin, LLC., from 2009 to 2013. Mr. Wilson’s experience at Rollins has provided him with significant business management and public company expertise. He also serves as Vice Chairman of the Professional Pest Management Association and a member of The Carter Center Board of Councilors, positions he has held since 2011 and 2015, respectively. Mr. Wilson is currently a member of the Board of Directors at RPC, Inc.

Gary Kolstad
Private Investor Independent Member of the Board

Gary Kolstad has served as a Director of Marine Products Corporation since 2025. Mr. Kolstad has served as the Chairman and Co-Founder of Morpheus LLC from 2020 to the present. Additionally, Mr. Kolstad has served as the Chairman and CEO of Accuscribe from 2021 to the present. Prior to that, he was the CEO of CARBO Ceramics for 14 years. Mr. Kolstad spent 21 years at Schlumberger in senior manager roles and has vast experience in the Oil & Gas industry globally. He has expertise in entrepreneurs and start-ups with business incubation and market expansions in relation to technology. He previously volunteered as the CEO of the Montana Technological University foundation during 2022. Mr. Kolstad is currently a member of the Board of Directors at RPC, Inc. Mr. Kolstad earned a BS in petroleum engineering from Montana Tech complemented by studies in Psychology and Engineering at Montana State University-Bozeman.

Stephen E. Lewis
Former Chair & CEO and Retired Partner, Troutman Pepper Independent Member of the Board of Directors

Stephen E. Lewis has served as a Director of Marine Products Corporation since 2025. Mr. Lewis served as the Chair and Chief Executive Officer of Troutman Pepper from 2020 through 2023, having previously served as the Managing Partner and CEO of predecessor firm Troutman Sanders from 2016 to 2020. Mr. Lewis retired from Troutman Pepper at the end of 2024. Mr. Lewis has expertise in the professional and business services, real estate, manufacturing, transportation and logistics, and retail industries and has international business experience. Mr. Lewis is currently a member of the Board of Directors at RPC, Inc. and Piedmont Realty Trust, Inc., a real estate investment trust. He currently serves on the Board of Directors and Nominating Committee of the UNC School of Law Alumni Association. He previously served on the Executive Committee and the Finance Committee of the Metro Atlanta Chamber of Commerce, as the Chair of the Board of Trustees of Leadership Atlanta; on the Executive Committee of Junior Achievement of Georgia; on the Board of Visitors of the University of North Carolina at Chapel Hill; and on the Board of Directors of the Metro Atlanta YMCA. Mr. Lewis received a BS in Business Administration (Accounting Concentration) and a JD from the University of North Carolina at Chapel Hill, and has been a member of the Georgia Bar since 1991.

Information Regarding Executive Officers

The following narrative summarizes the business experience over at least the last five years of our current executive officer, other than Messrs. Palmer and Hubbell, whose business experience is described in the section titled Information Regarding Directors above.

Michael L. Schmit
Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

Michael L. Schmit, age 53, has been Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of the Company since 2022. He has also served as Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of RPC, Inc., since 2022. Previously, he served as Chief Accounting Officer at Schweitzer-Mauduit International, Inc., a global performance materials engineering and manufacturing company, from 2019-2022. In addition, he served as the Chief Accounting Officer and Controller of Chart Industries, Inc., a global manufacturer of highly engineered equipment servicing the clean energy and industrial gas markets, in 2019 and 2018 and as Corporate Controller in 2017. Earlier in his career, Mr. Schmit worked for other public and private companies, including Georgia-Pacific, LLC, in various financial and risk management roles. He also worked in public accounting with Ernst & Young, both in the U.S.A. and Australia. Mr. Schmit holds a B.S. in Business Administration from the University of Nebraska with a major in Accounting and holds a CPA certification as well as several other related professional designations.

Audit Committee

The Audit Committee of the Board of Directors currently consists of Patrick J. Gunning (Chairperson), Susan R. Bell, Jerry W. Nix and John F. Wilson. The Audit Committee is responsible for, among other things:

●	appointing the Company’s independent registered public accounting firm to audit the Company’s financial statements;
●	assessing the independence and overseeing the performance of the Company’s independent registered public accounting firm;
●	pre-approving all audit and all permissible non-audit services to be performed by the Company’s independent registered public accounting firm;
●	discussing with the Company’s independent registered public accounting firm all matters required to be discussed under the standards of the Public Company Accounting Oversight Board, Securities and Exchange Commission (SEC) or other regulations;
●	reviewing the Company’s financial statements and critical accounting policies and estimates;
●	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
●	assessing the performance of the Company’s internal audit department;
●	reviewing the Company’s insider trading and anti-corruption policies;
●	overseeing procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters; and
●	overseeing compliance with the Company’s Code of Business Conduct and Ethics.

The Board has determined that all of the members of the Audit Committee are independent as defined by the rules of the SEC and the New York Stock Exchange (NYSE). The Board has also determined that Patrick J. Gunning, Jerry W. Nix and Susan R. Bell of the Audit Committee are qualified as "Audit Committee Financial Experts” within the meaning of the rules of the SEC and that they have accounting or related financial management expertise within the meaning of the NYSE listing standards. In addition, the Board has determined that Mr. Wilson is "financially literate” within the meaning of and as required by the rules and regulations of the NYSE. The Board has also determined that Ms. Bell’s simultaneous service on the audit committees of four public companies will not impair her ability to effectively serve on the Company’s Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC.

Based on our review of the filed copies of such forms, we believe that during the fiscal year ended December 31, 2025, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied.

Insider Trading Policy

We have adopted an Insider Trading Policy and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation

Human Capital Management and Compensation Committee Interlocks and Insider Participation:

The Board has determined that each member of the Human Capital Management and Compensation Committee is independent in accordance with the NYSE rules. The Human Capital Management and Compensation Committee consists of Messrs. Nix, Gunning, and Wilson. None of these individuals is a current or former officer or employee of the Company or any of its subsidiaries, and none of them had any relationship with the Company or its affiliates that are required to be disclosed by Item 404 of Regulation S-K. No executive officer of the Company has served as a director or member of the compensation committee or other board committee of another entity that had an executive officer who served on the Company’s Board or Human Capital Management and Compensation Committee.

Director Compensation:

Overview of the Non-Employee Director Compensation Program

Members of the Board who are not employees (Non-Employee Directors) receive compensation for their service. As Marine Products employees, Messrs. Hubbell and Palmer do not receive compensation for their service as Board members. The compensation program for our Non-Employee Directors is intended to provide a total compensation package to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. All Non-Employee Directors are also entitled to reimbursement of expenses for all services as a director, including reasonable travel expenses incurred in connection with required in-person attendance at board and committee meetings, committee participation or special assignments.

The Human Capital Management and Compensation Committee annually reviews each element and the total of our Non-Employee Director Compensation Program and periodically makes recommendations for any changes to the Board. There were no changes made to the Non-Employee Director Compensation Program for 2026.

2025 ANNUAL NON-EMPLOYEE DIRECTOR COMPENSATION PROGRAM

Cash and Equity Compensation

Under the Director Compensation Program in effect in 2025, our Non-Employee Directors received an annual cash retainer and an annual equity grant in the form of fully vested Company common shares under the Company’s 2024 Equity Stock Incentive Plan (SIP); Committee Chairs and members received additional annual cash retainers. All cash retainers are payable in equal quarterly installments in arrears. For each Non-Employee Director who is elected or appointed for the first time, the first quarterly installment of the annual cash retainers will be paid for the first quarter that ends on or after the date of his or her initial election or appointment, prorated based on service during the quarter. In addition, equity retainers are prorated to the Non-Employee Director who is elected to the Board after the grant date. The following table sets forth the 2025 Non-Employee Director Compensation Program:

	Annual	Annual	Annual	Committee
	Chair	Board Member	Equity	Member Annual
	Retainer	Cash Retainer	Retainer	Cash Retainer
Board/Committee	($)	($)	($)	($)
Board of Directors	—	75,000	50,000	—
Lead Director	10,000	—	—	—
Audit Committee	20,000	—	—	6,000
Human Capital Management and Compensation Committee	10,000	—	—	3,000
Nominating and Corporate Governance Committee	6,000	—	—	2,000

2025 Director Compensation Table

The following table sets forth the compensation paid to our directors for services rendered as a director for the year ended December 31, 2025. Two of our directors, Richard A. Hubbell and Ben M. Palmer, are employees of the Company and each of their employee compensation information is set forth in the Summary Compensation Table under the Executive Compensation section of this document. Directors that are Company employees do not receive any additional compensation for services rendered as a director.

All of the directors shown below have never been employed by the Company or paid a salary or bonus by the Company and do not participate in any Company-sponsored retirement plans.

	Fees Earned or	Stock Awards	Option Awards	Total
Name	Paid in Cash ($)	($) (1)	($)	($)
Susan R. Bell	81,000	50,000	—	131,000
Patrick J. Gunning	100,000	50,000	—	150,000
Gary Kolstad(2)	34,851	39,400	—	74,251
Amy R. Kreisler	77,000	50,000	—	127,000
Stephen E. Lewis	51,923	50,000	—	101,923
Jerry W. Nix	107,000	50,000	—	157,000
Gary W. Rollins(3)	23,283	—	—	23,283
Pamela R. Rollins(3)	23,283	—	—	23,283
Timothy C. Rollins	77,000	50,000	—	127,000
John F. Wilson	86,000	50,000	—	136,000

(1)	All stock awards are fully vested when granted.
(2)	Prorated based on date of appointment.
(3)	Partial year of service. Did not stand for re-election at the April 22, 2025 Annual Stockholders meeting.

Non-Employee Director Stock Ownership Guidelines

Under Stock Ownership Guidelines, Non-Employee Directors are required to beneficially own, within five years of their appointment to the Board, common stock of the Company equal to at least three times the annual equity retainer. Non-Employee Directors are prohibited from selling Company stock granted to such director by the Company for a period of one year from the date of such grant and until such director is in compliance with their ownership requirement under these Stock Ownership Guidelines.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation program and provides an overview of how the Human Capital Management and Compensation Committee made compensation decisions in 2025 for each of our Named Executive Officers (NEO) which consist of our Principal Executive Officer, our Principal Financial Officer, and our Executive Chairman of the Board, who were serving in such capacities in fiscal 2025. For a complete understanding of the executive compensation program, this disclosure should be read in conjunction with the Summary Compensation Table and other executive compensation-related disclosures included elsewhere in this Item 11. Except as specifically noted, the amounts included in this Item 11 do not reflect the impact of, or amounts that may become payable in connection with, the Mergers.

In fiscal year 2025, our Named Executive Officers were:

Named Executive Officer	Position with the Company in 2025
Ben M. Palmer	President and Chief Executive Officer
Michael L. Schmit	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Richard A. Hubbell	Executive Chairman of the Board

Executive Summary

Fiscal Year 2025 Financial Highlights

●	Net sales increased 3% year-over-year to $244.4 million.
●	Net income was $11.4 million, down 36% year-over-year, and diluted Earnings Per Share (EPS) was $0.32; Net income margin(1) decreased 280 basis points to 4.7%
●	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)(1) was $17.2 million, down 18% year-over-year; EBITDA margin(1) decreased 190 basis points to 7.0%.
(1)	The Company provided a reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure on pages 29-30 of its Annual Report on Form 10-K filed with the SEC on February 27, 2026.

Executive Compensation Practices and Governance Policies

What We Do		What We Don’t Do
✔

Pay for Performance

Majority of total compensation awarded to our named executive officers is generally directly linked to the Company’s financial performance. However, as described below, our performance awards may vest upon change of control despite failure to meet performance goals.

		✘	No Tax Gross-Ups Our named executive officers are not entitled to tax gross-ups under any of our compensation programs or policies.
✔	Align the Interests of Executives with those of Our Stockholders Equity compensation represents a significant portion of our named executive officers’ total compensation.	✘

No Hedging or Pledging

Under our Insider Trading Policy, we prohibit our employees, including our named executive officers and the members of our board of directors, from hedging or pledging our securities.

✔	Stock Ownership Guidelines We maintain strong stock ownership requirements for our directors and executive officers.	✘

No Employment Contracts

There are no agreements between the Company and any executive officer that guarantee continued employment or guarantee any level of severance or compensation, including incentive or bonus payments, other than annual restricted stock and performance stock unit grant agreements and transaction bonuses awarded in connection with the Mergers.

✔	Independent Compensation Committee Our Human Capital Management and Compensation Committee is composed solely of independent directors.

Our Goals	How Goal was Reinforced in Our 2025 Compensation Program
Generate strong financial performance and returns for our stockholders
➢
Most of the executive compensation was delivered in the form of Annual Cash Incentives and Long-Term Incentive Compensation which align with stockholder interests.
➢
All of the 2025 Annual Incentive Compensation payouts were based on financial performance metrics. Our 2025 Annual Incentive Compensation rewarded executives for cash flow generation and profitability using Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as the primary performance metric. See section titled Annual Incentive Compensation of this report for schedule showing computation of EBITDA.
➢
Our Long-term Incentive Plan incentivizes the creation of stockholder value through the grant of equity compensation including the use of absolute and relative TSR performance goals to adjust payouts of the Performance Share Unit awards (PSUs).

Attract and retain highly qualified individuals, with a strong emphasis on teams working together to capitalize on opportunities and solve problems
➢
We did not target a specific market percentile for executive compensation. Instead, executive compensation was set based on a holistic review of several factors, including market pay levels, individual performance and qualifications, and executive tenure.
➢
Our annual and long-term incentive programs generally reward company-wide results rather than performance against individual objectives.
➢
Our named executives’ compensation includes Long-Term Incentives that vest over a multi-year period to encourage their retention.

General Compensation Objectives and Guidelines

The Company is engaged in a highly competitive industry. The success of the Company depends on our ability to attract and retain highly qualified and motivated executives. To accomplish this objective, we have endeavored to structure our executive compensation program in a fashion that gives our Human Capital Management and Compensation Committee the flexibility to take into account our operating performance and the individual performance of our executive officers.

The Human Capital Management and Compensation Committee endorses the philosophy that executive compensation should reflect Company performance and the contribution of executive officers to that performance. Our compensation policy is designed to achieve three fundamental objectives:

●	Attract and retain qualified executives;
●	Motivate performance to achieve Company objectives; and
●	Align the interests of our executives with the long-term interests of the Company’s stockholders.

The Human Capital Management and Compensation Committee recognizes that there are many intangibles involved in evaluating performance and in motivating performance, and that determining an appropriate compensation level is a highly subjective endeavor. The analysis of the Committee is not based upon a structured formula and the objectives referred to above are not weighted in any formal manner. During the year, none of the executive officers made recommendations or otherwise contributed input on their own compensation levels.

The Company’s executive officers are also executive officers of RPC, Inc. (“RPC”) and receive compensation directly from RPC. The members of the Company’s Human Capital Management and Compensation Committee also constitute the Human Capital Management and Compensation Committee of RPC. In determining the compensation for the executive officers of the Company, the Committee considers these dual responsibilities and sources of compensation. The Company sets compensation of its executives at such levels so that the aggregate compensation received from both RPC and the Company is reasonable in light of their respective responsibilities and the performance of both companies, and so that the compensation from the Company for services solely to the Company is reasonable. A discussion of the Company’s executive officers’ compensation at RPC is contained in its annual Proxy Statement filed with the SEC.

Pursuant to our compensation philosophy, the total annual compensation of our executive officers is primarily made up of one or more of the following three core elements:

●	base salary (fixed compensation);
●	annual performance-based cash incentive compensation (cash incentive); and
●	grants of stock-based awards such as restricted stock and performance share units (equity incentive).

We believe (i) a competitive base salary is important to attract, retain and motivate our top executives; (ii) annual performance-based incentive compensation is valuable in recognizing and rewarding individual achievement towards the achievement of company-wide results; and (iii) equity-based compensation makes executives “think like owners” and, therefore, aligns their interests with those of our stockholders. Beginning in 2023, we included PSUs with three-year performance conditions in the equity incentive component, which we believe further aligns NEO compensation with sustained long-term value creation and enhances executive retention by requiring attainment of performance goals over multiple years.

When making compensation decisions during 2026, the Committee took the proposed Mergers and anticipated early vesting of awards into consideration, with a key objective to update and reward retention through Closing.

Fiscal 2025 Named Executive Officer Compensation Details

The table below reflects the approximate general distribution of the three core elements of NEO compensation reported for fiscal 2025 as determined by our Human Capital Management and Compensation Committee.

2025 Reported Total Direct Compensation

The numbers presented in the charts above are calculated in accordance with the presentation in the Summary Compensation Table included in the Executive Compensation section. Accordingly, the cash incentive component consists of the cash bonuses earned in 2025 that are actually paid out for 2025 performance, but the stock awards are the RSUs and PSUs granted in 2025 and are valued at fair value on the grant date. See section titled Grants of Plan-Based Awards in 2025 for further information about their valuation. Actual value ultimately received by the NEOs with respect to these awards may be greater or lesser than the grant date fair value. Fixed compensation presented in the chart consists of base salary. The numbers presented for “Other Named Executive Officers” are averaged for simplicity of presentation, but the mix for individual NEOs varies depending upon their role and responsibilities, as the Human Capital Management and Compensation Committee has deemed appropriate.

2025 Compensation Elements

The following table sets forth information regarding each of the three core elements of the target compensation for the executive officers in 2025, including a description of each element.

2025 Compensation Element	Description
Base Salary	Fixed cash compensation based on each executive officer’s role, responsibilities, competitive market positioning, and individual performance.
Annual Incentive Compensation	Annual performance-based incentive cash compensation with target award amounts for each executive officer. Actual bonus amounts may be higher or lower than target.
Long-Term Incentive Compensation

Grants of stock-based awards in the form of Time-Based Restricted Share Awards (RSAs) and PSUs. Like annual incentive compensation, PSUs provide for target award payouts, but actual payout levels may be higher or lower than target.

Base Salary

Base salary represents the fixed element of the compensation of our executive officers and is an important element of compensation intended to attract and retain qualified executives. The Human Capital Management and Compensation Committee reviews the base salaries of our executive officers each year as part of its annual review of our executive compensation program, with input from our CEO (except with respect to his own base salary). In making its determinations, the Human Capital Management and Compensation Committee gives consideration to the Company’s operating performance for the prior fiscal year and the individual executive’s performance and compensation paid by RPC. Base salary increases are not automatic or guaranteed.

Base Salary Adjustments

Base salaries for 2025 were as follows: Ben M. Palmer: $463,500 (increased from $450,000 in 2024); Michael L. Schmit: $164,800 (increased from $160,000 in 2024) and Richard A. Hubbell: $309,000 (increased from $300,000 in 2024). At the January 2026 meeting, Ben M. Palmer, Michael L. Schmit, and Richard A. Hubbell’s base salary was $477,405, $169,744, and $318,270 respectively effective January 1, 2026. The base salaries are adjusted from time to time in order to remain competitive with market rates and to reflect changes in each executive officer’s duties and job responsibilities.

Annual incentive compensation

On an annual basis, the Human Capital Management and Compensation Committee establishes performance goals after the commencement of the performance period to which such goals relate. Performance goals for each participant may be based on corporate, business unit/function or individual performance, or a combination of one or more such measures.

In connection with the annual establishment of performance goals, the Committee sets a target award for each participant for the applicable year, which is expressed as a percentage of the participant’s base compensation (the “Target Award”) in effect on the last day of the final pay period of that year. If the participant’s performance goals are based upon a combination of performance measures, the Committee will weigh the importance of each performance measure by assigning a percentage (the “Weighted Percentage”) to each performance measure (“Target Performance Goal”). For 2025, the Human Capital Management and Compensation Committee approved an annual cash incentive based on levels of performance using the measurement of EBITDA. The incentive design established an EBITDA target level of performance corresponding to the target annual incentive. Target, threshold and maximum levels of performance for 2025 were as follows:

●	threshold performance level (with a Performance Value of 50% of the Target Award);
●	target performance level (with a Performance Value of 100% of the Target Award); to
●	maximum performance level (with a Performance Value of 200% of the Target Award).

To calculate a participant’s cash award amount for a given year where there is more than one performance measure, the amount earned for each such measure will be calculated individually first, and then they are totaled to determine the total payout. The amount earned for each performance measure equals the product of the Target Award multiplied by the Weighted Percentage assigned to that performance measure, multiplied by the Performance Value attained for that performance measure, multiplied by base salary. However, no bonus is earned if performance is below threshold level, and the bonus is capped at the maximum amount. The Committee determines the maximum cash award as a percentage of a participant’s base salary for each applicable year. In 2025, there was only one performance goal, so the Weighted Percentage multiplier was 100%. See diagram below for a visualization of the Performance-Based Incentive Cash Compensation calculation for 2025:

For 2025, the Committee established the target incentive award for the Chief Executive Officer and for the other members of executive management at the amounts shown in the following table:

	Award Opportunity
	Base Salary	Target Award	Target Award
Named Executive Officer	($)	(as a % of base salary)	($)
Ben M. Palmer	463,500	100	463,500
Michael L. Schmit	164,800	70	115,360
Richard A. Hubbell	309,000	100	309,000

EBITDA is a widely used financial performance of short-term corporate profitability and is calculated by adding interest, income taxes, depreciation and amortization expenses to net income. The Company was required to achieve at least 50% of the target performance goal for executive officers to be eligible for any incentive cash compensation. These awards are determined on a sliding scale between the threshold performance level and maximum performance level, which corresponds to 140% of the target performance goal. To be eligible for the bonus award for 2025, EBITDA was required to be $11.0 million to be at the threshold and increased to maximum if EBITDA was $30.4 million or higher. The target criteria and actual fiscal 2025 results for EBITDA are as follows:

Metrics	Threshold (50%)	Target (100%)	Maximum (140%)	Results	Percent Attained of Performance Target
EBITDA	$11.0M	$22.0M	$30.4M	$17.2M	78.0%

The actual fiscal 2025 result for EBITDA was calculated as follows:

2025 EBITDA Calculation (in thousands)
Net income	$11,383
Interest income, net	(1,737)
Income tax provision	4,382
Depreciation and amortization	3,138
EBITDA	$17,166

The table below sets forth the threshold, target and maximum percentages of base salary for awards under the 2025 Incentive Plan, together with the achievement and actual Annual Cash Incentives paid to our named executive officers, based on actual Company results.

	Award Opportunity				Bonus Earned
Name	Threshold (1)	Target (1)	Maximum (1)	EBITDA Target Achieved	% of Target Award (1)	$
Ben M. Palmer	50%	100%	200%	78.0%	78.0%	$361,656
Michael L. Schmit	50%	100%	200%	78.0%	78.0%	$90,012
Richard A. Hubbell	50%	100%	200%	78.0%	78.0%	$241,104
(1)	Award Opportunity is a percentage of Target Award.

For 2024, our executive officers were paid 50% of the target cash incentive, based on the performance achieved that year. In 2023, our executive officers were paid 108% of the target cash incentive, based on the performance achieved that year.

2026 Annual Bonuses

Pursuant to the Merger Agreement, all NEOs will receive prorated 2026 annual bonuses in an aggregate amount not to exceed $500,000, assuming that the closing date occurs on or prior to June 30, 2026 based on the lesser of: (i) actual performance, measured as of the closing date of the Mergers (and as reasonably consented to by MasterCraft) or (ii) target performance, which we refer to as the “Bonus Amount”, and the Bonus Amount will be prorated by multiplying the Bonus Amount by a fraction, the numerator of which is the number of calendar days between January 1, 2026 and the date of Closing and the denominator of which is 365.

Transaction Bonuses

Contingent on the Closing, two of the Marine Products NEOs are eligible to receive cash transaction bonuses, which we refer to as the “transaction bonuses”, in the following amounts: (i) Ben M. Palmer is eligible to receive a transaction bonus of $200,000, and (ii) Michael L. Schmit is eligible to receive a transaction bonus of $100,000. Half of the transaction bonuses will become payable upon the Closing, and the remaining half will become payable upon ninety days following the Closing.

Long-term incentive compensation

Our Stock Incentive Plan (“SIP”) allows for a wide variety of stock-based awards including RSAs and PSUs. The terms and conditions of awards granted under the SIP are described in more detail below.

Awards under the Company’s SIP are purely discretionary, are not based upon any specific formula and may or may not be granted in any given fiscal year. For the past few years, we have granted RSAs to various employees, including our executive officers, during our regularly scheduled meeting of the Human Capital Management and Compensation Committee in which the Committee reviews executive compensation, and more recently incorporated PSUs into the executive compensation program. In order to balance performance and retention incentives, awards made during fiscal 2025 consisted of 75% RSAs and 25% PSUs, using the target number of shares subject to the PSUs. At the January 2026 meeting, 2026 awards also consisted of 75% RSAs and 25% PSUs, using the target number of shares subject to the PSUs. The Human Capital Management and Compensation Committee believes that RSAs promote an ownership culture, align executives’ interests with those of our Stockholders and provide retention incentives for our executive officers, while PSUs act as an additional tool for linking individual interests of our executive officers to those of our Stockholders. The increases in 2025 equity grants were higher to remain competitive in the market and to realign between the different components of total compensation granted to executive officers.

Consistent with this practice, we granted the following awards to our executive officers:

RSAs:
Name	2025	2024
Ben M. Palmer	83,100	50,000
Michael L. Schmit	23,520	16,667
Richard A. Hubbell	42,720	30,000

PSUs:
Name	2025 *	2024 *
Ben M. Palmer	27,377	12,500
Michael L. Schmit	7,726	4,166
Richard A. Hubbell	14,192	7,500
* Represents target level with no adjustment for the TSR modifier

For 2025, total equity compensation granted is comprised of RSAs and PSUs that will be earned over time as described below:

RSAs – RSAs granted in 2024 and later vest ratably over a period of three years and RSAs granted in 2023 vest over four years. Prior to 2023, the RSAs vested one-fifth per year beginning on the second anniversary of the grant date. RSAs granted in 2025 vest over three years. RSAs have full voting and dividend rights. However, until the RSAs vest, they cannot be sold, transferred or pledged. Should the executive leave our employment for any reason prior to the vesting dates (other than due to disability or retirement on or after age 65), the unvested RSAs will be forfeited. The RSA agreement provides that in the event of death, or “change in control” as determined by the Board of Directors, all unvested RSAs shall vest immediately. Immediately prior to the effective time of the First Merger, each RSA that is outstanding will, automatically and without any action on the part of the holder thereof, accelerate and vest in full and be treated in the same manner as shares of the Company’s common stock for purposes of receiving the merger consideration. For the total number of shares of the NEOs expected to vest upon Closing, see “Potential Payments Upon Termination or Change-In-Control.”

PSUs – In 2025 each of the officers was granted a target number of PSUs with each such unit representing the right to receive, to the extent then vested, an amount payable in stock subject to certain performance conditions measured over the 3-year period ending in 2027. Potential payouts under the PSUs are based on levels of performance using “3-Year Cumulative EPS,” which equals the aggregate of Earnings Per Diluted Share for fiscal years 2025, 2026 and 2027, subject to adjustments approved by the Human Capital Management and Compensation Committee but only if such an adjusted measure is disclosed in the Company’s SEC filings. No such adjustments were made for fiscal 2025. The award provides for threshold, target and maximum levels of payout, so that attainment of 50% of the target 3-Year Cumulative EPS will result in a payout at 50% of target level, while attaining 140% of the target 3-Year Cumulative EPS will result in a payout at 200% of target level; subject to further adjustment based upon a TSR Modifier. The TSR Modifier adjusts the payout levels upward or downward by an amount up to 20%, based on the applicable relative percentile ranking of our stock benchmarked against the Russell 2000 Small Cap Index. TSR is calculated as the net price change in the market price for our stocks over the 3-Year period, based on the 20-trading day average price at the beginning of 2025 and the end of 2027. With respect to both measures, interpolation is used to determine the payouts associated with performance between the threshold, target and maximum levels.

Based on current estimates, 2025 PSU grants may meet or exceed threshold performance levels. Actual performance could be higher or lower than our estimates. See section titled Grants of Plan-Based Awards in 2025 below for threshold, target, and maximum share numbers and grant date fair values. The shares granted in 2025 are set to cliff-vest on December 31, 2027. Should the executive leave our employment for any reason prior to the vesting dates (other than due to death, disability or change in control as defined in the agreements), the unvested PSUs will be forfeited. Under the PSU agreement, in the event of death, disability or change in control as defined in the agreements, all unvested PSUs shall vest immediately at 100% of target levels, without regard to the actual EPS performance, and with no adjustment for the TSR modifier.

PSU awards also include the right to “Dividend Equivalents” with respect to the underlying shares. Dividend equivalents are accrued over the performance period, in cash, based upon target payout level, subject to a true-up at the end of the three-year cycle. Accrued Dividend Equivalents will be paid out upon vesting of the PSUs, but no such Dividend Equivalents will be payable to the extent the awards fail to vest or are forfeited, or the performance goals are not met, except that they are paid out together with the underlying award if awards vest early due to termination in connection with death or disability, or upon change of control. PSUs confer no voting rights with respect to the underlying shares prior to vesting and payout.

Under the Merger Agreement, immediately prior to the effective time of the First Merger, (i) each unvested PSU with an incomplete performance period as of the effective time of the First Merger will vest in full based on target performance and be treated in the same manner as shares of the Company’s common stock for purposes of receiving the merger consideration, (ii) each unvested PSU with a completed performance period as of the effective time of the First Merger will vest in full based on “actual” performance and be treated in the same manner as shares of the Company’s common stock for purposes of receiving the merger consideration, and (iii) each dividend equivalent right that is outstanding as of immediately prior to the Closing will be settled in the Company’s common stock, and the number of the Company’s common stock to be issued in respect of each such dividend equivalent right will be determined by dividing (a) the value of such dividend equivalent right by (b) the per share closing price of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the Closing, which we refer to as the “DER Settlement Shares”, and such DER Settlement Shares will be treated in the same manner as shares of the Company’s common stock for purposes of receiving the merger consideration.  For the total number of shares currently expected to vest for each NEO, see “Potential Payments Upon Termination or Change-In-Control.”

The amount of the aggregate stock-based awards to our executive officers in any given year is influenced by the Company’s overall performance: for both RSAs and PSUs, the Committee takes into consideration both our historical performance and our projected goals and plans; in the case of PSUs, a certain minimum performance must be achieved in order for any shares to be issued. The amount of each grant to our executive officers is influenced in part by the Committee’s assessment of each individual’s respective contributions to achievement of the Company’s long-term goals and objectives, in addition to the recent prices of the Company’s common shares. In evaluating individual performance for these purposes, the Committee considers the overall contributions of executive management as a group and the Committee’s subjective assessment of each individual’s relative contribution to that performance rather than specific aspects of each individual’s performance over a short-term period. Grants of RSAs and PSUs are made under our SIP which is administered pursuant to Rule 16b-3 under the Exchange Act.

Other Compensation

Health and Retirement Plans

The Company maintains a 401(k) Plan for the benefit of all its eligible employees. Ben M. Palmer, Michael L. Schmit and Richard A. Hubbell are not eligible to participate in the Company’s 401(k) Plan because they participate in the corresponding plan at RPC. In addition, the Company previously maintained a non-qualified Supplemental Retirement Plan (SRP) for executives and certain other highly compensated employees. During 2024, the Company dissolved the SRP for our executives and certain other highly compensated employees and distributed participant balances in full during 2026.

Perquisites and Other Personal Benefits

Messrs. Palmer, Schmit and Hubbell are eligible to participate at RPC in regular employee benefit programs, including group life insurance, group medical and dental coverage and other group benefit plans. Accordingly, they do not receive such benefits from Marine Products. In addition to the total direct compensation and benefits described above, the Chief Executive Officer and Executive Chairman of the Board are eligible to use the Company’s aircraft for personal travel.

Compensation Setting Process

Role of the Human Capital Management and Compensation Committee

Under its charter the Human Capital Management and Compensation Committee is responsible for, among other things, reviewing our overall executive compensation philosophy and strategy including base salary, annual cash incentive, and stock-based incentives to ensure that the strategy supports our compensation policy.

The Human Capital Management and Compensation Committee is composed of three Non-Employee Directors: Jerry W. Nix (Chairperson), Patrick J. Gunning and John F. Wilson, each of whom is independent.

The Human Capital Management and Compensation Committee has the authority, at its sole discretion, to retain or obtain the advice of any compensation consultant, legal counsel or other advisor to assist the Committee in the performance of its duties and may at its discretion be directly responsible for the appointment, compensation and oversight of the work of any such compensation consultant, legal counsel or other advisor so retained. The Committee has not retained the services of any compensation consultants in determining or recommending the amount or form of executive compensation. The Human Capital Management and Compensation

Committee may also, from time to time, and in its discretion, form, and delegate all or a portion of its authority to subcommittees; provided that such subcommittees meet the Committee’s composition requirements set forth in its charter or under any applicable federal or state laws.

Role of Management

The Human Capital Management and Compensation Committee solicits input from Richard A. Hubbell, Executive Chairman of the Board and Ben M. Palmer, President and Chief Executive Officer, with respect to the performance of our executive officers and their compensation levels. The Human Capital Management and Compensation Committee considers Mr. Hubbell’s and Mr. Palmer’s evaluation and each of their direct knowledge of each executive officer’s performance (other than with respect to themselves) and contributions when making compensation decisions. For decisions made in 2025, Management retained the services of Mercer, LLC (Mercer), an independent executive compensation advisory firm. In doing so, Management reviewed information regarding independence and potential conflicts of interest with Mercer. Management receives from Mercer information on  general compensation data and advice on design of incentives, which is also shared with the Human Capital Management and Compensation Committee. From time to time Mercer attends the Human Capital Management and Compensation Committee meetings but does not provide specific advice directly to the Human Capital Management and Compensation Committee. Neither Mercer nor its affiliates provided additional services to the Company in an amount in excess of $120,000 in 2025.

The Role of Stockholder Say-on-Pay Votes

We provide our stockholders with the opportunity to cast an advisory vote on executive compensation (a Say-on-Pay proposal) every three years. At our annual meeting of stockholders held in April 2023, a substantial majority of the votes cast on the Say-on-Pay proposal were voted in favor of the proposal. The Human Capital Management and Compensation Committee believes this affirms the stockholders’ support of our approach to executive compensation. The stockholders voted to hold a Say-on-Pay advisory vote on executive compensation every three years, and the Board resolved to accept the stockholders’ recommendation.

Equity Award grant policies

Equity awards are discretionary and are generally granted to our named executive officers in the first quarter of the applicable fiscal year. In certain circumstances, including the hiring or promotion of an officer, the Human Capital Management and Compensation Committee may approve grants to be effective at other times. Marine Products does not currently grant stock options to its employees. The Human Capital Management and Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2025, and Marine Products does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Policies Regarding Stock Ownership by Executive Officers

Stock Ownership Requirements

Stock Ownership Guidelines (the Guidelines) for our executive officers and other key executives adopted by the Human Capital Management and Compensation Committee to align the interests of our executives with the interests of our stockholders and are summarized as follows:

●	President and Chief Executive Officer – Ownership equal to 4 times base salary;
●	Chief Financial Officer – Ownership equal to 3 times base salary; and
●	Executive Chairman of the Board – Ownership equal to 4 times base salary.

Participants under the Guidelines have a period of five years from the date of appointment to a qualifying position in which to satisfy the Guidelines. Participants who become subject to these Guidelines will have their individual ownership requirement established based upon their base salary at the time they became subject to the Guidelines and the Company’s average closing common stock price for the prior calendar year. The share values get recalculated each year. Promotions into a different position category will require recalculation of a participant’s ownership requirements as appropriate. Once established, a participant’s ownership requirement does not change as a result of changes in their base salary.

Shares counted toward this requirement will be based on shares beneficially owned by such participant (as beneficial ownership is defined by the SEC’s rules and regulations) including:

●	Shares owned directly by the participant (including through open market purchases or acquired and held upon vesting of Company equity awards);
●	Unvested RSAs; and
●	Shares held in trust in the participant’s name.

Once achieved, ownership of the amount under the Guidelines must be maintained for as long as the participant is subject to the Guidelines, and the participant is required to retain a minimum of 20% of any future equity awards.

Prohibition on Hedging and Pledging of Common Stock

Under our Insider Trading Policy, we prohibit our employees, including our Named Executive Officers and the members of our Board of Directors, from hedging or pledging or otherwise encumbering individually owned or granted Company securities.

Clawback Policy

Our Board has adopted a “Policy Relating to Recovery of Erroneously Awarded Compensation” that complies with the NYSE clawback rules which were required by SEC Rule 10D-1. Under this policy, in the event that the Company is required to prepare an accounting restatement of its financial statements due to the Company's material noncompliance with any financial reporting requirement under the securities laws, the policy requires that the Human Capital Management and Compensation Committee, to the extent legally permitted and pursuant to the terms of the policy, recover from current and former Section 16 officers any incentive-based compensation, as defined in the NYSE's clawback rules, received by such officers that exceeds the amount of incentive-based compensation that otherwise would have been received had such incentive based compensation been determined according to the applicable accounting restatement.

Tax Deductibility of Compensation

As a result of the Tax Cuts and Jobs Act, starting with compensation payable in 2019, Section 162(m) of the Internal Revenue Code limits us from deducting compensation, including performance-based compensation, in excess of $1,000,000 paid to our executive officers. The Human Capital Management and Compensation Committee will continue to retain full discretion to award compensation packages that best attract, retain and reward successful executive officers. Therefore, the Human Capital Management and Compensation Committee anticipates that it will award compensation that is not fully deductible under Section 162(m).

Compensation-Related Risk

The Company regularly assesses the risks related to our compensation programs, including our executive compensation programs and does not believe that the risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company. Incentive award targets and bonus opportunities, including targets and opportunities under outstanding PSUs are reviewed annually, allowing the Committee to maintain an appropriate balance between rewarding high performance without encouraging excessive risk.

Human Capital Management and Compensation Committee Report

The Human Capital Management and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management and based on such review and discussions, the Human Capital Management and Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted by the Human Capital Management and
Compensation Committee of the Board of Directors

Jerry W. Nix, Chairperson
Patrick J. Gunning
John F. Wilson

This report of the Human Capital Management and Compensation Committee is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (Securities Act), or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

Executive Compensation

There are no agreements or understandings between the Company and any executive officer that guarantee continued employment or guarantee any level of severance or compensation, including incentive or bonus payments, other than annual cash incentives, restricted stock awards and performance unit grants. The following table provides information regarding the annual and long-term compensation for services in all capacities paid to each of our named executive officers for the years indicated below:

SUMMARY COMPENSATION TABLE

						Change in
						Pension Value
						and
					Non-Equity	Nonqualified
					Incentive	Deferred
				Stock	Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (1)	($)	($) (3)	($)
Ben M. Palmer	2025	463,500	—	1,046,259	361,656	—	—	1,871,415
President and	2024	450,000	—	720,375	157,500	—	—	1,327,875
Chief Executive Officer	2023	450,000	—	673,200	340,200	—	—	1,463,400

Michael L. Schmit	2025	164,800	—	295,895	90,012	—	—	550,707
Vice President,	2024	160,000	—	240,120	56,000	—	—	456,120
Chief Financial Officer, Treasurer	2023	150,000	—	237,600	113,400	—	—	501,000
and Corporate Secretary

Richard A. Hubbell	2025	309,000	—	539,065	241,104	—	—	1,089,169
Executive Chairman	2024	300,000	—	432,225	105,000	—	—	837,225
of the Board	2023	300,000	—	382,800	226,800	—	—	909,600
(1)	Annual incentive compensation is accrued in the fiscal year earned and paid in the following fiscal year.
(2)	Represents the fair value of the award at the date of grant computed in accordance with ASC Topic 718. See Note titled “Employee Benefit Plans” to our Financial Statements contained in our Form 10-K for the period ended December 31, 2025 for a discussion of assumptions used in these computations. For this computation, we do not include an assumption for estimated forfeitures. For the PSUs awarded in 2025, 2024 and 2023, the fair value presented assumes that all of the awards will pay out at target levels with no adjustment for the TSR modifier, If the maximum level of performance is achieved with the maximum upward adjustment for the TSR modifier, the grant date fair values of the PSUs would be $670,189 for Mr. Palmer; $189,132 for Mr. Schmit; and $347,420 for Mr. Hubbell. Grant date fair value is comprised of $767,013 related to RSAs and $279,246 related to PSUs for Mr. Palmer; $217,090 related to RSAs and $78,805 related to PSUs for Mr. Schmit; and $394,306 related to RSAs and $144,759 related to PSUs for Mr. Hubbell.
(3)	Messrs. Palmer and Hubbell have each been provided the use of a boat at no charge but are responsible for paying maintenance, fuel and other fees, costs and charges related to the operation of the boats, and personal use of the Company plane. Company incremental costs related to such personal use were less than $10,000 for each of Messrs. Palmer and Hubbell and, therefore not included herein.

GRANTS OF PLAN-BASED AWARDS IN 2025

								All Other	Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Fair Value
		Under Non-Equity			Under Equity			Number of	of Stock
		Incentive Plan Awards (1)			Incentive Plan Awards (2)			Shares	and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	RSA	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#) (3)	($) (4)
Ben M. Palmer	2/18/2025	231,750	463,500	927,000	—	—	—	—	—
	1/28/2025	—	—	—	13,689	27,377	54,754	—	279,246
	1/28/2025	—	—	—	—	—	—	83,100	767,013
Michael L. Schmit	2/18/2025	57,680	115,360	230,720	—	—	—	—	—
	1/28/2025	—	—	—	3,863	7,726	15,452	—	78,805
	1/28/2025	—	—	—	—	—	—	23,520	217,090
Richard A. Hubbell	2/18/2025	154,500	309,000	618,000	—	—	—	—	—
	1/28/2025	—	—	—	7,096	14,192	28,384	—	144,759
	1/28/2025	—	—	—	—	—	—	42,720	394,306
(1)	These amounts illustrate the potential bonus awards under the Management Incentive Plan for 2025. See Summary Compensation Table for actual amounts earned.
(2)	PSUs are earned based upon the Company’s performance, over a three-year period, in each case subject to a potential adjustment based upon the application of a relative TSR modifier. The Maximum and Threshold amounts do not include the upward or downward TSR modifier adjustment of 20%. If applied, the maximum amount and threshold amount of PSUs are 118,308 units and 19,718 units, respectively. PSUs are entitled to certain Dividend Equivalents as described in the section titled Compensation, Discussion and Analysis – Long Term Incentive Compensation.
(3)	These amounts represent shares underlying RSAs granted during 2025 that vest ratably over three years. RSAs have full voting and dividend rights. However, until the shares vest, they cannot be sold, transferred or pledged.
(4)	These amounts represent aggregate grant date fair value for grants of RSAs and PSUs awarded in fiscal year 2025 under our SIP computed in accordance with ASC Topic 718. The amounts reported with respect to PSUs are based on the probable outcome of the performance conditions as of the grant date, which is estimated at target, with no adjustment for the TSR modifier. Actual payouts may be different based on the Company’s performance. Please see footnote (2) to the Summary Compensation Table for additional details.

We have not issued any stock options since 2003 to the executive officers and have no immediate plans to issue additional stock options.

OUTSTANDING EQUITY AWARDS AT 2025 FISCAL YEAR-END

The Company does not have any outstanding option awards made in prior years to the executives named in our Summary Compensation Table. The table below sets forth the total number of unearned and unvested shares underlying PSUs that remained outstanding at December 31, 2025, as adjusted based upon achievement against performance targets to date, as well as restricted shares of Common Stock outstanding at December 31, 2025 that were granted in prior years to the executives but had not yet vested on that date. The table also presents market values of those awards, calculated based on the $8.76 closing price of our Common Stock on December 31, 2025, the last trading day of the year.

Stock Awards
			Equity Incentive	Equity Incentive
	Number of	Market Value	Plan Awards:	Plan Awards:
	Shares or	of Shares or	Number of	Market or Payout
	Units of	Units of	Unearned Shares,	Value of Unearned
	Stock That	Stock That	Units or Other	Shares, Units or Other
	Have Not	Have Not	Rights That	Rights That Have
	Vested	Vested	Have Not Vested	Not Vested
Name	(#) (1)	($)	(#) (2)	($)
Ben M. Palmer	159,433	1,396,633	33,627	294,573
Michael L. Schmit	47,382	415,066	9,809	85,927
Richard A. Hubbell	93,744	821,197	17,942	157,172
(1)	RSAs granted prior to 2023 vested one-fifth per year beginning on the second anniversary of the grant date. RSAs granted in 2023 vest one-fourth per year beginning on the first anniversary of the grant date. RSAs granted in 2024 and forward vest one-third per year beginning on the first anniversary of the grant date. Shares of RSAs and PSUs granted to the executive officers that have not vested as of December 31, 2025, are summarized in the table that follows:

Name		Number of shares	Grant date	Date fully vested
Ben M. Palmer	RSA	2,625	1/28/2020	1/28/2026
	RSA	5,250	1/26/2021	1/26/2027
	RSA	16,000	5/18/2022	1/26/2027
	RSA	19,124	1/24/2023	1/24/2027
	RSA	33,334	1/23/2024	1/23/2027
	RSA	83,100	1/28/2025	1/28/2028
	PSU (2)	6,250	1/23/2024	12/31/2026
	PSU (2)	27,377	1/28/2025	12/31/2027

Michael L. Schmit	RSA	6,000	5/18/2022	1/26/2027
	RSA	6,750	1/24/2023	1/24/2027
	RSA	11,112	1/23/2024	1/23/2027
	RSA	23,520	1/28/2025	1/28/2028
	PSU (2)	2,083	1/23/2024	12/31/2026
	PSU (2)	7,726	1/28/2025	12/31/2027

Richard A. Hubbell	RSA	3,250	1/28/2020	1/28/2026
	RSA	6,500	1/26/2021	1/26/2027
	RSA	10,400	5/18/2022	1/26/2027
	RSA	10,874	1/24/2023	1/24/2027
	RSA	20,000	1/23/2024	1/23/2027
	RSA	42,720	1/28/2025	1/28/2028
	PSU (2)	3,750	1/23/2024	12/31/2026
	PSU (2)	14,192	1/28/2025	12/31/2027
(2)	PSU amounts disclosed above are at threshold for 2024 and target for 2025 with no adjustment for the TSR modifier. PSU awards granted in 2023 were forfeited as the performance conditions were not met. For more information regarding amounts expected to be paid upon the Closing see section titled Benefit Plans – Change in Control or Severance. The actual number of shares and value realized may be different from the number presented and will depend upon the company’s actual results with respect to the performance criteria and our relative TSR over a three-year performance period. For more information regarding the PSUs, see section titled Compensation Discussion and Analysis – Long-term Incentive Compensation.

2025 OPTION EXERCISES AND STOCK VESTED

The following table sets forth:

●	the number of restricted shares of Common Stock acquired by the executives named in the Summary Compensation Table upon the vesting of shares during the fiscal year ended December 31, 2025; and
●	the aggregate dollar amount realized on the vesting date for such RSAs computed by multiplying the number of shares vested by the market value of the shares on the vesting date; the market value of shares was based on the closing price for the Company’s Common Stock on the date of exercise or vesting, as the case may be. The value realized for awards set forth in the table is calculated in accordance with SEC rules as described above, without regard to whether the NEO has actually transferred the stock or when; accordingly, the actual value realized by the NEOs may be greater or lesser than what is set forth in the table.

None of the Named Executive Officers owned any stock options to acquire our Common Stock during 2025.

Stock Vested

	Stock Awards
	Number of
	Shares	Value
	Acquired on	Realized on
	Vesting	Vesting
Name	(#)	($)
Ben M. Palmer	41,579	381,188
Michael L. Schmit	11,930	109,476
Richard A. Hubbell	29,738	272,391

BENEFIT PLANS

401(k) PLAN

None of the executive officers participate in the 401(k) Plan. See Compensation, Discussion and Analysis section for additional information on the eligibility of the officers to participate in the retirement plans.

NONQUALIFIED DEFERRED COMPENSATION

The SRP has been established as a non-qualified plan that has a compensation deferral option for eligible employees. The balances in the SRP are invested in funds held in a rabbi trust. Messrs. Palmer, Hubbell and Schmit have chosen not to participate in the Company’s SRP.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The following table describes the potential payments and benefits under the Company’s compensation and benefit plans and arrangements to which the named executive officers would be entitled upon termination of employment or change in control of the Company as of December 31, 2025. Amounts presented in the table include amounts to which the NEOs would become entitled as of such date pursuant to their currently held, but unvested RSAs, as well as the PSUs.

The table does not include the value of amounts payable under the SRP since none of the executive officers participate in the Nonqualified Deferred Compensation plan. The table also does not include the value of benefits that are provided on the same basis to substantially all other salaried employees. There are no other agreements, arrangements or plans that entitle executive officers to severance, perquisites, or other enhanced benefits upon termination of their employment or change in control except as described here. Additional payments or benefits to a terminating executive officer would be at the discretion of the Human Capital Management and Compensation Committee.

The terms and vesting of RSAs and PSUs are discussed in the Outstanding Equity Awards at 2025 Fiscal Year-End section of this Form 10-K/A. The values presented in the table below were calculated using the closing market price of $8.76 per share for our Common Stock as of December 31, 2025, which was the last trading day in fiscal year 2025.

	Stock Awards
	Number of shares underlying	Number of shares underlying	Unrealized value
	unvested stock	unvested stock	of
	PSUs	RSAs	unvested stock
Name		(#)	($)
Ben M. Palmer
• Retirement	—	36,189	317,016
• Disability	39,877	61,472	887,817
• Death	39,877	159,433	1,745,956
• Change in control	39,877	159,433	1,745,956
Michael L. Schmit
• Retirement	—	—	—
• Disability	11,892	17,892	260,908
• Death	11,892	47,382	519,240
• Change in control	11,892	47,382	519,240
Richard A. Hubbell
• Retirement	—	24,876	217,914
• Disability	21,692	38,157	524,277
• Death	21,692	93,744	1,011,219
• Change in control	21,692	93,744	1,011,219

Accrued Pay and Regular Retirement Benefits

The amounts shown in the preceding table do not include accrued pay since they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. None of the executive officers are eligible to receive retirement benefits from the Company.

Change in Control or Severance

Change-in-Control or Severance. The Company does not have any severance agreements with its Executive Officers. However, upon the occurrence of a “Change in Control,” as determined by the Board of Directors, all unvested time-lapse restricted stock shall immediately vest as disclosed above.

If the Mergers are consummated, Ben M. Palmer, Michael L. Schmit and Richard A. Hubbell are eligible to receive the following estimated amounts, with the value of the RSAs and PSUs based on the April 16, 2026 closing stock price of Marine Products Corporation. The amounts indicated below are estimates based on multiple assumptions that may or may not actually occur or be accurate on the relevant date, including the relevant stock price assumption described above. The actual amounts to be received by a named executive officer may materially differ from the amounts set forth below.

Name	Marine Products RSAs ($)	Marine Products PSUs ($)(1)	Accelerated Annual Bonus(2)	Transaction bonus(3)	Total ($)
Ben M. Palmer	$ 1,429,310	$ 600,163	$ 138,644	$ 200,000	$ 2,368,117
Michael L. Schmit	422,714	178,092	34,507	100,000	735,313
Richard A. Hubbell	775,754	320,847	92,429	-	1,189,030

(1)	The value in this column includes the value of the corresponding dividend equivalent rights.
(2)	The values in this column represent prorated 2026 annual incentive payments based on target performance.
(3)	Half of the transaction bonuses will become payable upon the Closing, and the remaining half will become payable upon ninety days following the Closing.

PAY RATIO DISCLOSURE

The following table shows the annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the PEO. Ben M. Palmer served as the Company’s PEO during the year ended December 31, 2025. The purpose of the required disclosure is to provide a measure of the equitability of pay within the organization. The Company believes its compensation philosophy and process yield an equitable result.

Median Employee total annual compensation	$41,311
PEO total annual compensation	1,871,415
Ratio of PEO to Median Employee Compensation	45.3:1

The Company identified the median employee as of December 31, 2023, and there have been no significant changes to its employee population or employee compensation arrangements since that date that would significantly impact the pay ratio disclosure since that date. The compensation disclosed above represents the total annual compensation of the median employee for the year ended December 31, 2025. The Company does not have employees in foreign jurisdictions. In order to identify the median employee from our employee population as of December 31, 2023, we reviewed the 2023 total compensation that included base salary, bonuses and long-term equity incentive grants as reflected in the annual compensation statements provided to each employee as part of the year-end compensation process. Employees on leave of absence for the entire year were excluded from the list and wages and salaries were annualized for those employees that were not employed for the full year of 2023 (other than seasonal and temporary employees). The median employee was selected from the annualized list. For simplicity, the value of the Company’s 401(k) Plan and medical benefits provided was excluded since the PEO does not participate in those plans. As of December 31, 2025, the Company employed 698 persons.

We believe that the pay ratio disclosure presented above is a reasonable estimate of the required disclosure. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, our pay ratio disclosure may not be comparable to the pay ratios reported by other companies

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2025.

	(A)		(C)
	Number of Securities	(B)	Number of Securities Remaining
	To Be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan category	Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by securityholders	176,306 (1)	$—	3,042,584	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	176,306	$—	3,042,584
(1)	Represents PSU awards that vest at the 200 percent maximum performance level based on a three year cumulative earnings per share with a modifier for stock performance of 20% based on total shareholder return. PSU awards at the threshold performance levels vest at 50% and target performance levels vest at 100%.
(2)	All of the securities can be issued in the form of restricted stock or other stock awards.

See the Note titled Employee Benefit Plans to our Financial Statements contained in our Form 10-K for the period ended December 31, 2025 for information regarding the material terms of the equity compensation plans.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our common stock as of April 16, 2026, except to the extent indicated otherwise in the footnotes, by:

●	Each of our named executive officers;
●	Each of our directors;
●	All of our current executive officers and directors as a group; and
●	Each stockholder or group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who beneficially owned five percent of the shares of Common Stock of the Company.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Unless otherwise indicated, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all securities that they beneficially own, subject to community property laws where applicable.

The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the business address of each beneficial owner listed in the table below is c/o Marine Products Corporation, 2801 Buford Highway NE, Suite 300, Atlanta, Georgia 30329. The information provided in the table below is based on our records, information filed with the SEC, on which we are relying pursuant to applicable SEC regulations, and information provided to us.

	Amount Beneficially		Percent of
Name of Beneficial Owner	Owned(1)		Outstanding Shares
Named Executive Officers:
Ben M. Palmer	603,096	(2)	1.7%
Michael L. Schmit	78,238	(3)	**
Richard A. Hubbell	1,316,299	(4)	3.7%
Directors:
Amy R. Kreisler (5)	103,124	(6)	**
Gary Kolstad	4,651		**
Jerry W. Nix	15,909		**
John F. Wilson	16,909		**
Patrick J. Gunning	17,909		**
Stephen E. Lewis	5,801		**
Susan R. Bell	18,409		**
Timothy C. Rollins (5)	94,491	(7)	**
All Directors and Executive Officers as a group (11 persons)	2,274,836	(8)	6.5%
5% Stockholders:
R. Randall Rollins Voting Trust U/A Dated August 25, 1994	21,002,018	(9)	59.6%
Gary W. Rollins Voting Trust U/A dated September 13, 1999	21,001,939	(10)	59.6%
LOR, Inc.	20,658,460	(11)	58.6%
Gary W. Rollins (5)	3,031,930	(12)	8.6%
Control Group	24,353,278	(13)	69.1%

**	Less than one percent
(1)	Except as otherwise noted, the nature of the beneficial ownership for all shares is sole voting and investment power.
(2)	Includes 177,554 shares of restricted stock awards of Company Common Stock.
(3)	Includes 52,511 shares of restricted stock awards of Company Common Stock.
(4)	Includes 96,367 shares of restricted stock awards of Company Common Stock.
(5)	Timothy C. Rollins and Amy R. Kreisler are siblings and nephew and niece, respectively, of Gary W. Rollins.
(6)	Amy R. Kreisler has the sole power to vote or to direct the vote of 90,058 shares, as well as dispose or direct the disposition of such shares. Ms. Kreisler shares power to vote or to direct the vote of 13,066 shares held by multiple trusts benefiting the grandchildren and more remote descendants of her deceased father, R. Randall Rollins (Ms. Kreisler is a trustee of each such trust). She also shares the power to dispose or direct the disposition of such shares. Excludes 79 shares held by the R. Randall Rollins Voting Trust U/A dated August 25, 1994, as to which Ms. Kreisler is a co-trustee. Ms. Kreisler is part of a control group (see footnote (13) to this table) holding Company securities, as disclosed on Amendment No. 13 to Schedule 13D filed with the SEC on March 13, 2026.
(7)	Timothy C. Rollins has the sole power to vote/dispose or to direct the vote/dispose of 67,835 shares. Mr. Rollins has shared power to vote or to direct the vote of the following shares of Company Common Stock: (a) 25,081 shares held by multiple trusts benefiting the grandchildren and more remote descendants of his deceased father, R. Randall Rollins (Timothy C. Rollins is a trustee of each such trust) and (b) 1,291 shares held of record by a minor child under a Uniform Transfers to Minors Act account, over which he possesses voting and dispositive power as custodian of the account. Also includes 284 shares of Company Common Stock held by his wife, as to which Timothy C. Rollins disclaims any beneficial interest. He also shares the power to dispose or direct the disposition of such shares. Excludes 79 shares held by the R. Randall Rollins Voting Trust U/A dated August 25, 1994, as to which Timothy C. Rollins is a co-trustee. Timothy C. Rollins is part of a control group (see footnote (13) to this table) holding Company securities, as disclosed on Amendment No. 13 to Schedule 13D filed with the SEC on March 13, 2026.
(8)	Control group includes Amy R. Kreisler and Timothy C. Rollins, certain of their family members and certain companies under their control. See footnotes (6), (7), (9), (10), (11), (12) & (13) to this table for additional information.
(9)	R. Randall Rollins Voting Trust U/A Dated August 25, 1994 (“RRR Trust”) has the sole voting and dispositive power over 79 shares. The amount shown includes the following shares of Company Common Stock: (a) 19,138,233 shares held by LOR, Inc., a Georgia corporation (the RRR Trust has a 50% voting interest in LOR, Inc.); (b) 343,479 shares held by Rollins Holding Company, Inc. (the RRR Trust has a 50% voting interest in Rollins Holding Company, Inc.) (c) 1,065,476 shares held by RCTLOR LLC, a Georgia limited liability company, the manager of which is LOR, Inc.; (d) 156,838 shares held by RFA Management Company, LLC, a Georgia limited liability company, the manager of which is LOR, Inc.; and (e) 297,913 shares held by RFT Investment Company, LLC, a Georgia limited liability company (LOR, Inc. is the manager of RFT Investment Company, LLC), as disclosed on Amendment No. 13 to Schedule 13D filed with the SEC on March 13, 2026. The address for the RRR Trust is c/o RFA Management Company, LLC, 1908 Cliff Valley Way NE, Atlanta, Georgia 30329.
(10)	Gary W. Rollins Voting Trust U/A dated September 13, 1994 (“GWR Trust”) does not have the sole voting an dispositive power over any shares. The amount shown includes the following shares of Company Common Stock over which the GWR Trust has shared voting and dispositive power: (a) 19,138,233 shares held by LOR, Inc., a Georgia corporation (the GWR Trust has a 50% voting interest in LOR, Inc.); (b) 343,479 shares held by Rollins Holding Company, Inc. (the GWR Trust has a 50% voting interest in Rollins Holding Company, Inc.); (c) 1,065,476 shares held by RCTLOR LLC, a Georgia limited liability company, the manager of which is LOR, Inc.; (d) 156,838 shares held by RFA Management Company, LLC, a Georgia limited liability company, the manager of which is LOR, Inc.; and (e) 297,913 shares held by RFT Investment Company, LLC, a Georgia limited liability company (LOR, Inc. is the manager of RFT Investment Company, LLC), as disclosed on Amendment No. 13 to Schedule 13D filed with the SEC on March 13, 2026. The address for the GWR Trust is c/o RFA Management Company, LLC, 1908 Cliff Valley Way NE, Atlanta, Georgia 30329.
(11)	LOR, Inc, has the solve voting and dispositive power over 19,138,233 shares. The amount shown includes the following shares of Company Common Stock over which LOR, Inc. has shared voting and dispositive power: (a) 1,065,476 shares held by RCTLOR LLC, a Georgia limited liability company, the manager of which is LOR, Inc.; (b) 156,838 shares held by RFA Management Company, LLC, a Georgia limited liability company, the manager of which is LOR, Inc.; and (c) 297,913 shares held by RFT Investment Company, LLC, a Georgia limited liability company (LOR, Inc. is the manager of RFT Investment Company, LLC), as disclosed on Amendment No. 13 to Schedule 13D filed with the SEC on March 13, 2026. The address for LOR, Inc. is c/o RFA Management Company, LLC, 1908 Cliff Valley Way NE, Atlanta, Georgia 30329.
(12)	Gary W. Rollins has the sole power to vote/dispose or to direct the vote/dispose of 731,150 shares. Mr. Rollins has shared power to vote or to direct the vote of the following shares of Company Common Stock: (a) 297,913 shares held by RFT Investment Company, LLC, a Georgia limited liability company (LOR, Inc. is the manager of RFT Investment Company, LLC, and Mr. Rollins is the President of LOR, Inc.); (b) 327,258 shares held by WNEG Investments, L.P., a Georgia limited partnership (Gary W. Rollins is the sole member of the sole general partner of WNEG Investments, L.P.); (c) 219,149 shares held by revocable trust established by Gary W. Rollins, of which he is the sole trustee; and (d) 1,749,868 shares held by four trusts (the "Rollins Family Trusts”) for the benefit of the surviving spouse, children and/or more remote descendants of his deceased brother, R. Randall Rollins (The trustee of the Rollins Family Trusts is a corporation over which Gary W. Rollins has the ability to assert control within sixty days). Also includes 4,505 shares of Company Common Stock held by his wife, as to which Gary W. Rollins disclaims any beneficial interest. Gary W. Rollins is part of a control group (see footnote (13) to this table) holding Company securities, as disclosed on Amendment No. 13 to Schedule 13D filed with the SEC on March 13, 2026.
(13)	Shares held in trusts as to which more than one officer and/or director are co-trustees or entities in which there is common ownership have been included only once. Includes 326,432 shares of restricted stock awards for Company Common Stock awarded and issued to the executive officers pursuant to the Company’s SIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Pursuant to a Transition Support Services agreement, RPC provides certain administrative services to the Company on a cost reimbursement basis. This agreement may be terminated upon six months’ notice; however, the Company has agreed, pursuant to the Merger Agreement, to negotiate with RPC to terminate it at or prior to consummation of the Mergers. The services covered by this agreement include administration of certain employee benefit programs and other administrative services. Marine Products reimbursed RPC for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $1.1 million in 2025 and $414 thousand through March 31, 2026 during 2026.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years; however, the Company has agreed, pursuant to the Merger Agreement, to negotiate with RPC to amend it at or prior to the consummation of the Mergers. During 2025, Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $140 thousand for the corporate aircraft.

During 2025, we and our largest stockholder, LOR, Inc. (“LOR”), entered into a registration rights agreement (the “Agreement”), pursuant to which we have granted LOR and certain of its affiliates (collectively, the “Selling Stockholders”) and their permitted transferees the right to require, subject to certain conditions and limitations, us to register for resale all Company securities held by such stockholders, and certain customary piggy back registration rights with respect to registrations initiated by us. The Agreement also contains customary provisions relating to indemnification. The Agreement has a term of 15 years, and in addition to piggyback registration rights, allows the Selling Stockholders to make up to two demands for shelf takedowns per year, subject to a maximum of ten takedowns in total and a minimum requirement that at least $10 million of common stock, in the aggregate, be included in each takedown. The Selling Stockholders include Amy R. Kreisler, and Timothy C. Rollins, each of whom is a current director of the Company, as well as the other members of our controlling stockholder group. Pursuant to the Agreement, we have filed a shelf registration statement on Form S-3 with the SEC that expires on May 5, 2028. The Form S-3 shelf registration statement registers for the resale of up to 24,414,029 shares of our common stock, which represents a majority of the Company securities held by the Selling Stockholders.  The Company has agreed, pursuant to the Merger Agreement, to negotiate with LOR to terminate the Agreement at or prior to the consummation of the Mergers.

Related party transactions, as defined in Regulation S-K, Item 404(a), must be reviewed and approved in advance by our Nominating and Corporate Governance Committee or, in the event that our Nominating and Corporate Governance Committee does not consist of all independent directors, by a Subcommittee (the “Subcommittee”) of the Nominating and Corporate Governance Committee consisting of all of the independent members thereof. As set forth in the charter of our Nominating and Corporate Governance Committee, the Nominating and Corporate Governance Committee has the authority and responsibility to ensure that it pre-approves all related party transactions, including material amendments that are in compliance with applicable law, consistent with the Company’s corporate governance policies (including those relative to conflicts of interest and usurpation of corporate opportunities) and on terms that are deemed to be fair to the Company. The Nominating and Corporate Governance Committee also has the authority to hire legal, accounting, financial or other advisors, as it may deem necessary or desirable and/or to delegate responsibilities to executive officers of the Company in connection with discharging its duties. These same rights and responsibilities apply equally to the Subcommittee. The Company’s Related Party Transaction Policy states that in the event that a member of the Nominating and Corporate Governance Committee has a direct or indirect material interest in a related party transaction, then the authority and responsibilities of the Nominating and Corporate Governance Committee with respect to related person transactions shall be assumed by the Audit Committee. A copy of the charters of the Nominating and Corporate Governance Committee and the Audit Committee are available on our website at www.marineproductscorp.com under the “Corporate Governance” section. All related party transactions for the fiscal year ended December 31, 2025 were reviewed, pre-approved and/or ratified by the Nominating and Corporate Governance Committee in accordance with the applicable charter.

DIRECTOR INDEPENDENCE AND NYSE REQUIREMENTS

Controlled Company Exemption

The Company has elected to be treated as a “controlled company” as defined by NYSE Section 303A.00. This Section provides that a controlled company need not comply with the requirements of Sections 303A.01, 303A.04 and 303A.05 of the NYSE Listed Company Manual. Section 303A.01 requires that listed companies have a majority of independent directors. As a controlled company, this Section does not apply to the Company. Sections 303A.04 and 303A.05 require that listed companies have a nominating and corporate governance committee and a compensation committee, in each case composed entirely of independent directors, and that each of these committees must have a charter that addresses both the committee’s purpose and responsibilities and the need for an annual performance evaluation by the committee. While the Company has a Nominating and Corporate Governance Committee and a Human Capital Management and Compensation Committee, and each of these committees has a charter that is available on the Company’s website, it is not required to and does not comply with all of the provisions of Sections 303A.04 and 303A.05. The Company is a “controlled company” because a group that includes Timothy C. Rollins and Amy R. Kreisler, each of whom is a director of the Company, and certain companies under their control, controls in excess of 50% of the Company’s voting power. This means that they have the ability to determine the outcome of the election of directors at the Company’s annual meetings and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of the Company’s voting power. Such a concentration of voting power could also have the effect of delaying or preventing a third party from acquiring the Company at a premium.

The Company’s Audit Committee is composed of four “independent” directors as defined by the Company’s Corporate Governance Guidelines, the NYSE rules, the Exchange Act, SEC regulations thereunder, and the Company’s Audit Committee charter. All of the members of the Human Capital Management and Compensation Committee, and a majority of the members of Nominating and Corporate Governance Committee are also “independent” directors, in accordance with the NYSE’s independence standards that apply to directors generally. The current independent directors of the Company are Jerry W. Nix, Susan R. Bell, Patrick J. Gunning, John F. Wilson, Stephen E. Lewis and Gary A. Kolstad.

Independence Guidelines

Under NYSE listing standards, to be considered independent, a director must be determined to have no material relationship with the Company other than as a director. The NYSE standards set forth a nonexclusive list of relationships which are conclusively deemed material. The Company’s Independence Guidelines are posted on the Company’s website at www.marineproductscorp.com under the “Corporate Governance” section and include categorical standards for determining independence in specific situations.

Audit Committee Charter

Under the Company’s Audit Committee charter, in accordance with NYSE listing requirements and the Securities Exchange Act of 1934, all members of the Audit Committee must be independent of management and the Company. A member of the Audit Committee is considered independent as long as he or she (i) does not accept any consulting, advisory, or compensatory fee from the Company, other than as a director or committee member; (ii) is not an affiliated person of the Company or its subsidiaries; and (iii) otherwise meets the independence requirements of the NYSE and the Company’s Corporate Governance Guidelines.

Nonmaterial Relationships

After reviewing all of the relationships between the independent directors and the Company, the Board of Directors determined that none of the independent directors had any relationships that impaired their independence and discussed the following:

●	Jerry W. Nix, Susan R. Bell, Patrick J. Gunning, John F. Wilson, Stephen E. Lewis and Gary Kolstad currently serve as independent directors on the Board of Directors of RPC. Timothy C. Rollins and Amy R. Kreisler currently serve as non-independent directors of RPC. and are part of a control group that has voting control over RPC.
●	Patrick J. Gunning and Susan R. Bell are directors of Rollins, Inc. John F. Wilson is the Executive Chairman of Rollins, Inc. Timothy C. Rollins and Amy R. Kreisler are part of a significant shareholder group that owns in excess of 35% of the outstanding common stock of Rollins, Inc. and are siblings. Timothy C. Rollins has been nominated for election to the Rollins, Inc. Board of Directors at its annual meeting of stockholders to be held in April 2026.

As required by the Independence Guidelines, the Board of Directors unanimously concluded that the above-listed relationships would not affect the independent judgment of the independent directors, based on their experience, character and independent means, and therefore do not preclude an independence determination. All of the members of the Audit Committee are also independent under the heightened standards required for Audit Committee members. The Company’s non-management directors meet at regularly scheduled executive sessions, and the independent directors separately meet at least once annually, without management in accordance with the NYSE Corporate Governance Listing Standards, and Mr. Jerry W. Nix, as Lead Independent Director, presided over the executive sessions held during 2025. Gary W. Rollins and Pamela R. Rollins, uncle and sister, respectively, of Timothy C. Rollins and Amy R. Kreisler, also served as non-independent directors for a portion of 2025. Pamela R. Rollins served on the Nominating and Corporate Governance Committee of the Company.

The section entitled Information Regarding Directors contained in Item 10 hereof is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

Principal Auditor

Grant Thornton LLP has served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024.

The Audit Committee has appointed Grant Thornton LLP as Marine Products Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2026. Grant Thornton LLP has served as the Company’s independent auditors since 2004 and is considered by management to be well qualified.

Aggregate fees billed by the Company’s independent registered public accounting firm are set forth below:

	2025	2024
Audit fees(1)	$1,029,300	$903,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
(1)	Audit fees represent fees for professional services provided in connection with the integrated audit of our financial statements, including internal controls over financial reporting, review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

Pre-approval of Services

All of the services described above were pre-approved by the Company’s Audit Committee. The Audit Committee has determined that the payments made to its independent registered public accounting firm for these services are compatible with maintaining such auditors’ independence. A majority of the hours expended on the principal accountant’s engagement to audit the financial statements of the Company for the years 2025 and 2024 were attributable to work performed by full-time, permanent employees of the principal accountant. The Committee has no pre-approval policies or procedures other than as set forth below.

The Audit Committee is directly responsible for the appointment and termination, compensation, and oversight of the work of the independent registered public accounting firm, including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting. The Audit Committee is responsible for pre-approving all audit and non-audit services provided by the independent public accountants and ensuring that they are not engaged to perform the specific non-audit services proscribed by law or regulation. The Audit Committee has delegated pre-approval authority to the Chairperson, and the Chairperson may further delegate approval authority to another member of the Committee from time to time. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

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
10.18

Voting Agreement, dated as of February 5, 2026, by and among MasterCraft Boat Holdings, Inc., Marine Products Corporation and certain stockholders identified in an exhibit thereto* (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 5, 2026).

19	Marine Products Corporation Insider trading policies and procedures (incorporated by reference to Exhibit 19 to the Form 10-K filed on February 27, 2026)
21	Subsidiaries of Marine Products Corporation (incorporated by reference to Exhibit 21 to the Form 10-K filed on February 27, 2026)
23	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23 to the Form 10-K filed on February 27, 2026)

Exhibit
Number	Description
24	Powers of Attorney for Directors (incorporated by reference to Exhibit 24 to the Form 10-K filed on February 27, 2026)
31.1	Section 302 certification for Chief Executive Officer (incorporated by reference to Exhibit 31.1 to the Form 10-K filed on February 27, 2026)
31.2	Section 302 certification for Chief Financial Officer (incorporated by reference to Exhibit 31.2 to the Form 10-K filed on February 27, 2026)
31.3*	Section 302 certification for Chief Executive Officer
31.4*	Section 302 certification for Chief Financial Officer
32.1	Section 906 certification for Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 32.1 to the Form 10-K filed on February 27, 2026
97.1	Policy relating to recovery of erroneously awarded compensation (incorporated herein by reference to Exhibit 97.1 to the Form 10-K filed on February 28, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104 * Filed herewith.	The cover page from the Company’s Annual Report for the year ended December 31, 2025, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marine Products Corporation
/s/ Ben M. Palmer

Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

April 29, 2026