Form 10-Q
period 2026-03-31
MARINE PRODUCTS CORP
filed 2026-05-08
CIK 1129155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 24, 2026, Marine Products Corporation had 34,234,398 shares of common stock outstanding.

Marine Products Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026, AND DECEMBER 31, 2025

(In thousands, except shares and par value data)

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$45,799	$43,512
Accounts receivable, net	5,201	6,865
Inventories	55,103	54,691
Income taxes receivable	2,865	2,208
Prepaid expenses and other current assets	4,200	3,302
Total current assets	113,168	110,578
Property, plant and equipment, net	22,357	22,650
Goodwill	3,308	3,308
Other intangibles, net	465	465
Deferred income taxes	4,890	5,217
Other long-term assets	5,012	5,014
Total assets	$149,200	$147,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$14,490	$6,648
Accrued expenses and other liabilities	15,000	13,960
Total current liabilities	29,490	20,608
Other long-term liabilities	1,654	1,659
Total liabilities	31,144	22,267
Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 74,000,000 shares authorized, issued and outstanding – 35,234,398 shares in 2026 and 34,998,034 shares in 2025	3,523	3,500
Capital in excess of par value	—	—
Retained earnings	114,533	121,465
Total stockholders’ equity	118,056	124,965
Total liabilities and stockholders’ equity	$149,200	$147,232

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025
Net sales	$66,533	$59,002
Cost of goods sold	55,462	48,049
Gross profit	11,071	10,953
Selling, general and administrative expenses	8,824	8,340
Merger related costs	4,966	—
Operating (loss) income	(2,719)	2,613
Interest income, net	325	442
(Loss) income before income taxes	(2,394)	3,055
Income tax (benefit) provision	(329)	849
Net (loss) income	$(2,065)	$2,206

(Loss) earnings per share
Basic	$(0.06)	$0.06
Diluted	$(0.06)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In thousands)

(Unaudited)

	Three months ended March 31,
			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balance, December 31, 2025	34,998	$3,500	$—	$121,465	$124,965
Stock issued for stock incentive plans, net	378	37	1,387	—	1,424
Stock purchased and retired	(142)	(14)	(1,387)	66	(1,335)
Net loss	—	—	—	(2,065)	(2,065)
Cash dividends ($0.14 per share)	—	—	—	(4,933)	(4,933)
Balance, March 31, 2026	35,234	$3,523	$—	$114,533	$118,056

	Three months ended March 31,
			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balance, December 31, 2024	34,707	$3,471	$—	$125,532	$129,003
Stock issued for stock incentive plans, net	363	36	1,105	—	1,141
Stock purchased and retired	(115)	(12)	(1,105)	62	(1,055)
Net income	—	—	—	2,206	2,206
Cash dividends ($0.14 per share)	—	—	—	(4,894)	(4,894)
Balance, March 31, 2025	34,955	$3,495	$—	$122,906	$126,401

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(2,065)	$2,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	785	789
Stock-based compensation expense	1,424	1,141
Gain on disposition of assets, net	4	—
Deferred income tax provision (benefit)	327	(76)

(Increase) decrease in assets:
Accounts receivable	1,664	(3,617)
Income taxes receivable	(657)	378
Inventories	(412)	(2,904)
Prepaid expenses and other current assets	(898)	(1,751)
Other long-term assets	2	392
Increase (decrease) in liabilities:
Accounts payable	7,842	13,110
Accrued expenses and other liabilities	1,040	1,477
Other long-term liabilities	(5)	(376)
Net cash provided by operating activities	9,051	10,769

INVESTING ACTIVITIES
Capital expenditures	(496)	(96)
Net cash used for investing activities	(496)	(96)

FINANCING ACTIVITIES
Payment of dividends	(4,933)	(4,894)
Cash paid for common stock purchased and retired	(1,335)	(1,055)
Net cash used for financing activities	(6,268)	(5,949)

Net increase in cash and cash equivalents	2,287	4,724
Cash and cash equivalents at beginning of period	43,512	52,379
Cash and cash equivalents at end of period	$45,799	$57,103

The accompanying notes are an integral part of these consolidated financial statements.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the annual report of Marine Products Corporation (“Marine Products,” the “Company” or “MPC”) on Form 10-K for the year ended December 31, 2025.

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

2.     PROPOSED TRANSACTION WITH MASTERCRAFT

On February 5, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among MasterCraft Boat Holdings, Inc., a Delaware corporation (“MasterCraft”), Titan Merger Sub 1, Inc., a Delaware corporation and a wholly owned, direct subsidiary of MasterCraft (“Merger Sub I”), Titan Merger Sub 2, LLC, a Delaware limited liability company and a wholly owned, direct subsidiary of MasterCraft (“Merger Sub II”), and the Company. The Merger Agreement, among other things, provides for the combination of MasterCraft and Marine Products in a stock-and-cash transaction whereby (i) Merger Sub I will merge with and into Marine Products (the "First Merger”), with Marine Products surviving the First Merger as a direct wholly owned subsidiary of MasterCraft, and (ii) immediately following the First Merger, Marine Products will merge into Merger Sub II (the "Second Merger” and, together with the First Merger, the "Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of MasterCraft.

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

The completion of the Mergers remains subject to customary closing conditions, including, but not limited to: (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority in voting power of the outstanding Marine Products common stock entitled to vote thereon, (ii) the approval of the issuance of shares of MasterCraft common stock to be issued in the First Merger by the affirmative vote of the holders of a majority in voting power of the outstanding MasterCraft common stock present in person or by proxy and entitled to vote thereon at a meeting of MasterCraft stockholders, (iii) the absence of any injunction or order by any court or other governmental entity restraining, enjoining, preventing or otherwise prohibiting the consummation of the Mergers, and (iv) the absence of a material adverse effect with respect to each of MasterCraft and Marine Products.

Merger related costs for the three months ended March 31, 2026 were $5.0 million primarily for various transaction fees associated with the Mergers. These costs are recorded in Merger related expenses , including the full text of the Merger Agreement, in the accompanying Consolidated Statements of Operations.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Further information regarding the Mergers, including the full text of the Merger Agreement, is provided in our Current Report on Form 8-K filed with the SEC on February 5, 2026, which is incorporated by reference herein.

3.    RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Update (“ASU”) Not Yet Adopted:

ASU 2025-11: Interim Reporting (Topic 270): Narrow-Scope Improvements: This ASU updates existing guidance related to interim reporting. This amendment provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The provisions in this ASU are effective beginning in the first quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on its consolidated financial statements.

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

4.    NET SALES

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Disaggregation of revenues:

The following table disaggregates our sales by major source:

	Three months ended
	March 31,
(in thousands)	2026	2025
Boats and accessories	$65,166	$57,674
Parts	1,367	1,328
Net sales	$66,533	$59,002

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table disaggregates our revenues between domestic and international:

	Three months ended
	March 31,
(in thousands)	2026	2025
Domestic	$62,133	$54,267
International	4,400	4,735
Net sales	$66,533	$59,002

Contract balances:

Amounts received from international and certain domestic dealers toward the purchase of boats are classified as deferred revenue and are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

	March 31,	December 31,
(in thousands)	2026	2025
Deferred revenue	$603	$1,185

Substantially all of the deferred revenue disclosed above has been or will be recognized as sales during the immediately following quarters, respectively, when control is transferred.

5.    (LOSS) EARNINGS PER SHARE

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

	Three months ended
	March 31,
(in thousands)	2026	2025
Net (loss) income available for stockholders:	$(2,065)	$2,206
Less: Adjustments for earnings attributable to participating securities	(122)	(129)
Net (loss) income used in calculating (loss) earnings per share	$(2,187)	$2,077

Weighted average shares outstanding (including participating securities)	35,167	34,877
Adjustment for participating securities	(810)	(633)
Shares used in calculating basic and diluted earnings per share	34,357	34,244

6.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares, and performance stock unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

In the first quarter of 2026, the Company issued 380,200 time-lapse restricted shares under the 2024 Stock incentive Plan, to certain employees that will vest ratably over a period of three years. In addition, the Company granted performance share unit awards to its executive officers that vest at different levels based on the achievement of pre-established financial performance targets together with a modifier for stock performance based on total shareholder return. The awards are issued at different levels ranging among threshold, target and maximum with interpolation used for financial performance achieved within those levels.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PSUs are subject to a three-year cliff vesting. The Company periodically evaluates the portion of awards that are probable to vest and updates the compensation expense accrual accordingly.

As of March 31, 2026, there were 1,926,214 shares available for grant under the Company’s 2024 Stock Incentive Plan, which has a 10-year term.

Treatment of Marine Products Equity Awards in the Proposed Transaction with MasterCraft

Immediately prior to the First Effective Time, each outstanding Marine Products restricted stock award ("Marine Products RSAs”), will accelerate and vest in full and be treated in the same manner as shares of Marine Products common stock for purposes of receiving the Merger Consideration, except that Marine Products RSAs awarded in 2026 and held by employees who continue with the combined company following the closing date (the “Assumed RSAs”) will convert into MasterCraft RSAs, with the same time-vesting restrictions as the existing Marine Products RSAs, provided that the Assumed RSAs will also include double-trigger change-in-control vesting provisions following the Mergers. In addition, each unvested Marine Products performance stock unit (“Marine Products PSU”) with an incomplete performance period as of the closing date of the Mergers will vest based on “target” performance and be treated in the same manner as shares of Marine Products common stock for purposes of receiving the Merger Consideration, while each unvested Marine Products PSU with a completed performance period as of the closing date of the Mergers will vest based on “actual” performance and be treated in the same manner as shares of Marine Products common stock for purposes of receiving the Merger Consideration.

7.    WARRANTY COSTS

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

An analysis of the warranty accruals for the three months ended March 31, 2026 and 2025 is as follows:

(in thousands)	2026	2025
Balance at January 1	$6,275	$6,228
Less: Payments made during the period	(886)	(1,110)
Add: Warranty provision for the period	1,011	882
Changes to warranty provision for prior periods	59	45
Balance at March 31	$6,459	$6,045

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

Significant segment expenses for the three months ended March 31, 2026 and 2025 are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2026	2025
Materials	$35,726	$31,129
Overhead	6,961	5,697
Labor costs	7,439	6,387
Other cost of goods sold (1)	5,336	4,836
Cost of goods sold	$55,462	$48,049

Employment costs	$4,632	$3,806
Warranty expense	1,070	927
Other selling, general and administrative expenses (2)	3,122	3,607
Selling, general and administrative expenses	$8,824	$8,340

Merger related costs	$4,966	$-
(1)	Comprised primarily of accessories cost.
(2)	Includes professional fees, insurance, advertising and promotions, research and development and other costs.

9.  INCOME TAXES

The Company determines its periodic income tax provision based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items including tax credits and changes to prior year estimates. The estimated tax rate is revised, if necessary, at the end of each successive interim period to the Company's current annual estimated tax rate.

Income tax provision for the three months ended March 31, 2026 reflects an effective tax rate of 13.7% on a pretax loss compared to 27.8% on a pretax income for the comparable period in the prior year. The decrease in the effective tax rate is primarily due to the impact of detrimental discrete adjustments on a pretax loss in 2026 compared to a pretax income in 2025.

10.    ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Trade receivables	$4,214	$5,251
Other	998	1,625
Total	5,212	6,876
Less: allowance for credit losses	(11)	(11)
Net accounts receivable	$5,201	$6,865

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables consist primarily of balances related to the sales of boats which are shipped pursuant to "floor-plan financing” programs with qualified lenders. Other receivables consist primarily of certain incentives and rebates from suppliers. Trade receivables as of December 31, 2024 were $1.2 million.

11.    INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Raw materials and supplies	$31,510	$27,075
Work in process	11,172	13,212
Finished goods	12,421	14,404
Total inventories	$55,103	$54,691

12. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Accrued payroll and related expenses	$2,896	$2,359
Accrued sales incentives and discounts	3,233	2,566
Accrued warranty costs	6,459	6,275
Accrued insurance expenses	849	638
Deferred revenue	603	1,185
Other	960	937
Total accrued expenses and other liabilities	$15,000	$13,960

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

The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the three months ended March 31, 2026 and the year ended December 31, 2025, there were no significant transfers in or out of levels 1, 2 or 3.

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

14.  CREDIT FACILITIES

The Company has a revolving credit agreement with Truist Bank which provides a credit facility of $20.0 million. The facility includes: (i) a $5.0 million sublimit for swingline loans, (ii) a $2.5 million aggregate sublimit for all letters of credit, and (iii) a committed accordion which can increase the aggregate commitments by the greater of $35.0 million and adjusted EBITDA (as calculated under the Credit Agreement) over the most recently completed twelve-month period. The revolving credit facility includes a full and unconditional guarantee by the Company and its consolidated domestic subsidiaries. The facility is secured by a first priority security interest in and lien on substantially all personal property of MPC and the guarantors including, without limitation, certain assets owned by the Company. The facility is scheduled to mature on November 12, 2026; however, we expect to terminate the agreement in connection with the consummation of the Mergers.

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

The credit agreement contains certain financial covenants including: (i) a maximum consolidated leverage ratio of 2.50:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00, both determined as of the end of each fiscal quarter. Additionally, the agreement contains customary covenants including affirmative and negative covenants and events of default (each with customary exceptions, thresholds and exclusions). As of March 31, 2026, the Company was in compliance with all covenants.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of $195 thousand. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance is classified as part of Other assets in the accompanying Consolidated Balance Sheets. MPC had no outstanding borrowings under the revolving credit facility as of March 31, 2026 and December 31, 2025.

Interest expense incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, on the credit facility was $22 thousand for the three months ended March 31, 2026 and $23 thousand for the three months ended March 31, 2025. Interest expense paid on the credit facility was $25 thousand for both the three months ended March 31, 2026 and 2025.

15.  COMMITMENTS AND CONTINGENCIES

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

Litigation Related to the Proposed Transaction with MasterCraft:

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

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Repurchase Obligations:

The Company is a party to various agreements with third-party lenders that provide floor plan financing to qualifying dealers whereby the Company guarantees varying amounts of debt on boats in dealer inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of repossessed boats to the Company in new and unused condition subject to normal wear and tear as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits by the lenders. The Company had no material financial impact associated with repurchases under these contractual agreements during the three months ended March 31, 2026 and March 31, 2025. Pursuant to the Merger Agreement we have agreed to limit repurchases pursuant to floorplan financing arrangements to $500,000 individually or $1,000,000 in the aggregate during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $8.4 million as of March 31, 2026. The Company also has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.8 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of March 31, 2026. Lastly, the Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $1.6 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $28.8 million as of March 31, 2026.

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

Total STCI expense for the reported periods are as follows:

	Three months ended
	March 31,
(in thousands)	2026	2025
STCI expense	$702	$632

These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

16.  SUBSEQUENT EVENT

On April 28, 2026, the Board of Directors declared a regular cash dividend of $0.14 per share payable May 14, 2026 to common stockholders of record at the close of business May 8, 2026.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

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

The discussion on business and financial strategies of the Company set forth under the heading “Business Strategies” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025 is incorporated herein by reference. There have been no significant changes in the strategies since year-end although management continues to consider other potential opportunities to maximize stockholder value.

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

On February 5, 2026, we entered into the Merger Agreement with MasterCraft and the other parties thereto. Details of the transaction with MasterCraft are further described in the note titled Proposed Transaction with MasterCraft in the Notes to the Consolidated Financial Statements.

Consolidated net sales increased 12.8% to $66.5 million for the first quarter of 2026 in comparison to the same period of the prior year due primarily to a price/mix increase of 15% slightly offset by a 1% decrease in number of boats sold. Gross profit increased to $11.1 million in the first quarter of 2026, from $11.0 million in the same period of the prior year. Operating loss was $2.7 million for the first quarter of 2026, down from operating income of $2.6 million in the same period of the prior year. Net loss was $2.1 million in the first quarter of 2026, a decrease from net income of $2.2 million in the same period of the prior year. Diluted loss per share was $0.06 for the first quarter of 2026, down from diluted earnings per share of $0.06 in the same period of the prior year. Interest rates have remained elevated, and any sustained decrease could be another catalyst for dealers and consumers to increase spending. The Company continues to focus on reducing costs and aligning production to expected demand level.

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

Our financial results generally depend on a number of factors, including economic trends, demand for discretionary products, the impact of interest rates on consumer financing options and dealer inventory carrying costs, the effectiveness of the Company’s incentive programs, the success of new model launches, and the Company’s ability to manage manufacturing costs. We also expect to incur substantial costs in connection with the transaction with MasterCraft. While interest rates began to decrease during 2024 and decreased in 2025, the Company believes it may take further interest rate relief to drive increased consumer appetite for new boat purchases. However, the impact of tariffs on prices of imported manufacturing materials and components could contribute to inflation and limit further interest rate reductions. Additionally, the ongoing conflict involving Iran and the blockage of the Strait of Hormuz has resulted in elevated fuel prices and could cause fuel prices to increase even further. Elevated fuel costs can negatively impact demand for our products by increasing the overall cost of boat ownership and as a result could materially adversely impact our

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

business. The Company actively monitors dealer inventories and order patterns for changes in demand and adjusts production levels accordingly.

HOW WE EVALUATE OUR OPERATIONS

We use Earnings (loss) per share, and the non-GAAP financial measures Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization [“EBITDA/(LBITDA)”], EBITDA/(LBITDA) margin, Adjusted EBITDA, Adjusted EBITDA margin and free cash flow to evaluate and analyze the Company’s operating performance. We believe that presenting EBITDA/(LBITDA), Adjusted EBITDA, Adjusted EBITDA margin and EBITDA/(LBITDA) margin enables a comparison of our operating performance consistently over various time periods without regard to changes in our capital structure. In addition, we believe that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating Marine Products’ financial condition and liquidity. Marine Products’ definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, since the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions, if any.

EBITDA/(LBITDA) and EBITDA/(LBITDA) margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, net income margin, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Similarly, free cash flow should be considered in addition to, rather than as a substitute for, GAAP presentation of net cash provided by operating, investing and financing activities, as a measure of our financial condition and liquidity.

See section titled Non-GAAP Financial Measures for a reconciliation of EBITDA/(LBITDA) and Adjusted EBITDA to net (loss) income and EBITDA/(LBITDA) margin and Adjusted EBITDA margin to net income (loss) margin, the most directly comparable financial measures calculated and presented in accordance with GAAP, and a reconciliation of Free Cash Flow to Operating Cash Flow, the most directly comparable financial measure calculated and presented in accordance with GAAP.

RESULTS OF OPERATIONS

Key operating and financial statistics for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended
	March 31,
(in thousands, except per share and number of boats sold)	2026	2025
Net sales	$66,533	$59,002
Cost of goods sold	55,462	48,049
Selling, general and administrative expenses	8,824	8,340
Merger related costs	4,966	—
Interest income, net	325	442
Income tax (benefit) provision	(329)	849
Net (loss) income	$(2,065)	$2,206

Net (loss) income margin	(3.1)%	3.7%
(Loss) earnings per share	$(0.06)	$0.06
Net cash provided by operating activities	$9,051	$10,769

Total number of boats sold	617	625
Average gross selling price per boat	$97.7	$85.1

Non-GAAP financial measures:
Adjusted EBITDA	$3,032	$3,402
Adjusted EBITDA margin	4.6%	5.8%
Free cash flow	$8,555	$10,673

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THREE MONTHS ENDED MARCH 31, 2025

Net sales for the three months ended March 31, 2026 increased $7.5 million or 12.8% compared to the same period in 2025. The change in net sales during the quarter compared to the prior year was primarily due to a price/mix increase of 15% slightly offset by a 1% decrease in the number of boats sold. The Company’s field inventory in units at the end of the first quarter of 2026 was approximately 2% below the first quarter of 2025. In the first quarter of 2026, net sales outside of the United States accounted for 6.6% of net sales compared to 8.0% of net sales in the same period of the prior year.

Cost of goods sold for the three months ended March 31, 2026 was $55.5 million, an increase of $7.4 million or 15.4% compared to the same period in 2025. Cost of goods sold as a percentage of net sales was 83.4% for the three months ended March 31, 2026 compared to 81.4% for the same period in the prior year due to higher overhead and labor costs in the current period.

Selling, general and administrative expenses for the three months ended March 31, 2026 were $8.8 million, an increase of $0.5 million or 5.8% compared to the same period in 2025. Selling, general and administrative expenses were 13.3% of net sales in the first quarter of 2026, compared to 14.1% for the same period in 2025.

Merger related costs for the three months ended March 31, 2026 were $5.0 million for various transaction fees associated with the Mergers.

Interest income, net for the three months ended March 31, 2026 decreased to $325 thousand from $442 thousand in the same period of the prior year due to lower average cash balances. Marine Products generates interest income primarily from investments of excess cash in money market funds. Additionally, interest expense is recorded for the revolving credit facility, including fees on the unused portion of the facility and the amortization of loan costs.

Income tax (benefit) provision for the three months ended March 31, 2026 was an income tax benefit of $329.0 thousand compared to an income tax provision of $849.0 thousand for the same period in 2025. The effective tax rate was 13.7% for the three months ended March 31, 2026 compared to 27.8% for the same period in the prior year. The decrease in the effective tax rate is primarily due to the impact of detrimental discrete adjustments on a pretax loss in 2026 compared to a pretax income in 2025.

Net (loss) income and diluted (loss) earnings per share. Net loss of $2.1 million during the three months ended March 31, 2026, or $0.06 diluted loss per share, decreased from net income of $2.2 million during the three months ended March 31, 2025, or $0.06 diluted earnings per share. Net loss was negatively impacted by $5.0 million due to merger related costs incurred during the first quarter of 2026. Net loss margin was 3.1% for the three months ended March 31, 2026 compared to net income margin of 3.7% during the three months ended March 31, 2025.

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $3.0 million during the three months ended March 31, 2026 compared to $3.4 million during the three months ended March 31, 2025 primarily due to increased cost of goods sold and selling, general and administrative expenses as discussed above. Adjusted EBITDA margin was 4.6% for the three months ended March 31, 2026 compared to 5.8% for the three months ended March 31, 2025.

Net cash provided by operating activities and Free cash flow. Net cash provided by operating activities decreased $1.7 million to $9.1 million during the three months ended March 31, 2026 compared to the same period of 2025. The decrease was primarily due to a net loss in 2026 compared to net income in 2025, partially offset by net favorable working capital adjustments during the first quarter of 2026. Free cash flow decreased $2.1 million due to the decrease in net cash provided by operating activities, coupled with higher capital expenditures during the three months ended March 31, 2026 compared to the same period of the prior year.

Non-GAAP Financial Measures

Reconciliation of GAAP and non-GAAP Financial Measures

Marine Products has disclosed non-GAAP financial measures of (LBITDA)/ EBITDA, (LBITDA) EBITDA margin, Adjusted EBITDA, Adjusted EBITDA margin and free cash flow in the Results of Operations section above. These measures should not be considered in isolation or as a substitute for performance or liquidity measures prepared in accordance with GAAP.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

The following are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Three months ended
	March 31,
(in thousands)	2026	2025
Reconciliation of Net (Loss) Income to (LBITDA) EBITDA and Adjusted EBITDA
Net (loss) income	$(2,065)	$2,206
Adjustments:
Add: Income tax provision	(329)	849
Add: Depreciation and amortization	785	789
Less: Interest income, net	325	442
(LBITDA) EBITDA	$(1,934)	$3,402

Add: Merger related costs	4,966	-
Adjusted EBITDA	$3,032	$3,402

Net sales	$66,533	$59,002
Net (loss) income margin (1)	(3.1)%	3.7%
(LBITDA) EBITDA margin (1)	(2.9)%	5.8%
Adjusted EBITDA margin (1)	4.6%	5.8%
(1)	Net income margin is calculated as net income divided by net sales. (LBITDA) EBITDA margin is calculated as (LBITDA) EBITDA divided by net sales. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales.

(Unaudited)	Three Months Ended
	March 31,
(in thousands)	2026	2025
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$9,051	$10,769
Capital expenditures	(496)	(96)
Free cash flow	$8,555	$10,673

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2026 were $45.8 million compared to $43.5 million at December 31, 2025. The following table sets forth the cash flows for the applicable periods:

	Three months ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$9,051	$10,769
Net cash used for investing activities	(496)	(96)
Net cash used for financing activities	(6,268)	(5,949)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

Cash provided by operating activities for the three months ended March 31, 2026, decreased by $1.7 million compared to the three months ended March 31, 2025, primarily due to the decrease in net income partially offset by net favorable working capital adjustments. Working capital was source of cash of $8.6 million during the three months ended March 31, 2026, compared to $6.7 million in the same period of the prior year. In the first quarter of 2026, working capital was a source of cash due primarily to a net favorable change of $7.8 million in accounts payable resulting from increased activity levels and higher merger related costs in comparison to the same period of the prior year.

Cash used for investing activities for the three months ended March 31, 2026 increased $0.4 million in comparison to the same period in the prior year due to higher capital expenditures during the three months ended March 31, 2026.

Cash used for financing activities for the three months ended March 31, 2026 increased $0.3 million in comparison to the same period in 2025.

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

Cash Requirements

If the Mergers are not completed during 2026, management expects that capital expenditures during 2026 will be approximately $1 million to $5 million, of which $496 thousand has been spent through March 31, 2026. Also, the Merger Agreement sets specific limits the Company’s ability to make unbudgeted capital expenditures during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

In connection with the Mergers, we expect to incur transaction-related costs, including fees for financial and legal advisors and proxy solicitors. We must pay substantially all of these costs and expenses whether or not the Mergers are completed. We expect our existing cash balances together with cash generated from operations will be sufficient to fund these costs. Actual costs may differ from these estimates depending on the timing of the closing, regulatory requirements, or other unforeseen developments. In addition, the Merger Agreement could require us to pay a termination fee of $11.6 million, in cash, under certain specified circumstances, including upon a change of recommendation by our board of directors or upon termination of the Merger Agreement in order to accept a “superior proposal.” For further information, refer to Item 1A “Risk Factors - Risks Related to the Mergers” included in the Marine Products Annual Report on Form 10-K for the year ended December 31, 2025.

The Company adopted a stock buyback program in 2001 that as subsequently amended authorized the aggregate repurchase of 8,250,000 shares in the open market. The Company did not repurchase any shares under this program in three months ended March 31, 2026 and 2025. There are 1,570,428 shares that remain available for repurchase as of March 31, 2026, but the Merger Agreement generally prohibits any further repurchases under this program during the time period between the execution of the Merger Agreement

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

and the completion of the Mergers except as specifically approved by MasterCraft. The program by its terms does not have a predetermined expiration date.

On April 28, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.14 per common share payable May 14, 2026 to stockholders of record at the close of business on May 8, 2026. Subject to industry conditions and Marine Products’ earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to stockholders of common stock should the Mergers not close. Any additional regular, quarterly or special cash dividends during the time period between the execution of the Merger Agreement and the completion of the Mergers would require the approval of MasterCraft.

OFF BALANCE SHEET ARRANGEMENTS

To assist dealers in obtaining financing for the purchase of its boats for inventory, the Company has entered into agreements with various third-party floor plan lenders whereby the Company guarantees varying amounts of debt for qualifying dealers on boats in inventory. The Company’s obligation under these guarantees becomes effective in the case of a default under the financing arrangement between the dealer and the third-party lender. The agreements provide for the return of all repossessed boats to the Company in new and unused condition as defined, in exchange for the Company’s assumption of specified percentages of the debt obligation on those boats, up to certain contractually determined dollar limits which vary by lender. The Company had no material financial impact associated with repurchases under these contractual agreements during the three months ended March 31, 2026 and March 31, 2025. Pursuant to the Merger Agreement we have agreed to limit repurchases pursuant to floorplan financing arrangements to $500,000 individually or $1,000,000 in the aggregate during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

Management continues to monitor the risk of defaults and resulting repurchase obligations based in part on information provided by the third-party floor plan lenders and will adjust the guarantee liability at the end of each reporting period based on information reasonably available at that time.

The Company currently has an agreement with one of the floor plan lenders whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, (ii) the total average net receivables financed by the floor plan lender for our two highest dealers for the three highest monthly receivables balances during the past twelve months, or (iii) $8.0 million, less repurchases during the prior 12 month period. As defined by the agreement, the repurchase limit for this lender was $8.4 million as of March 31, 2026. The Company also has an agreement with an additional floorplan lender whereby the contractual repurchase limit is based on the highest of the following criteria: (i) a specified percentage of the average net receivables financed by the floor plan lender for our dealers, or (ii) $18.8 million through June 30, 2026, reducing to $3.0 million beginning July 1, 2026.  As defined by the agreement, the repurchase limit for this lender was $18.8 million as of March 31, 2026. The Company has contractual repurchase agreements with additional lenders with an aggregate maximum repurchase obligation of $1.6 million with various expiration and cancellation terms of less than one year, for an aggregate repurchase obligation with all floor plan financing institutions of $28.8 million as of March 31, 2026. Although the Company has these agreements with financial institutions, in certain situations, the Company may decide for business reasons to repurchase boats in excess of these contractual amounts. However, as noted above, pursuant to the Merger Agreement we have agreed to limit repurchases pursuant to floorplan financing arrangements to $500,000 individually or $1,000,000 in the aggregate during the time period between the execution of the Merger Agreement and the completion of the Mergers except as specifically approved by MasterCraft.

CERTAIN RELATED PARTY TRANSACTIONS

In conjunction with its spin-off from RPC, Inc. (“RPC”) in 2001, the Company and RPC entered into various agreements that define their relationship after the spin-off. RPC charged the Company for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $414 thousand for the three months ended March 31, 2026 and $297 thousand for the three months ended March 31, 2025.

Marine Products and RPC own 50% each of a limited liability company, 255 RC, LLC, that was created for the joint purchase and ownership of a corporate aircraft. Marine Products recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $33 thousand for the three months ended March 31, 2026 and $43 thousand for the three months ended March 31, 2025.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

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

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes in the critical accounting policies since year-end.

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

As a result of post-pandemic supply chain disruptions and general inflation, the market prices of the raw materials and components used by the Company’s manufacturing processes increased and remain elevated. In response, the Company increased the prices for its products, and they remain historically high. In 2025 and through the three months ended March 31, 2026, input cost inflation was immaterial, though many items remain elevated compared to historical levels. The Company believes the cost of boat ownership has risen enough over the last several years to impact retail demand. Therefore, it may be more difficult to raise prices in the future to compensate for increased costs of raw materials and components, which could impact the Company’s sales and profit margins. As discussed above, the ongoing tariff developments could result in a resumption in inflationary pressures.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “project,” “estimate,” and similar expressions used in this document that do not relate to historical facts are intended to identify forward-looking statements. Such forward-looking statements may include, without limitation: our belief that the Company’s results of operations and its financial condition are not significantly reliant upon any single customer or product model;the ongoing conflict involving Iran and the blockage of the Strait of Hormuz could materially adversely affect the Company's business, elevated fuel costs

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

can negatively impact demand for products by increasing the overall cost of boat ownership, higher fuel prices may reduce utilization of existing boats which can negatively affect dealer profitability, geopolitical instability may continue to increase shipping transit times and freight rates, disruptions may result in higher input costs and parts shortages, the Company's ability to fully offset higher costs or maintain margins without adversely affecting demand is uncertain, the Company's expectation that substantially all deferred revenue will be recognized in the immediately following quarter, the Company is currently assessing the potential impact of new accounting standards on its consolidated financial statements, catastrophic weather or civil unrest may disrupt manufacturing operations, economic conditions and decreases in consumer confidence may impact discretionary spending, business interruptions due to adverse weather or increased interest rates may occur, unanticipated changes in consumer demand and preferences may arise, the Company's strategy to increase sales may not achieve anticipated success, the Company's ability to raise prices in the future may be limited, disruptions in supplier relationships may occur, potential liabilities for personal injury or property damage claims may arise, higher tariffs could increase materials costs and result in higher inflation, the Company's cash and operations will be sufficient to meet requirements for at least the next twelve months, management expects capital expenditures will be approximately $1 million to $5 million if the mergers are not completed during 2026, expectations regarding termination of our credit facility, statements regarding the impact of the Mergers, the Company expects existing cash and operations will be sufficient to fund merger-related costs, actual merger costs may differ from estimates, the Merger Agreement could require a termination fee of $11.6 million under certain circumstances, the Company expects to continue paying regular quarterly dividends if the Mergers do not close, any sustained decrease in interest rates could be a catalyst for increased dealer and consumer spending, the Company believes it may take further interest rate relief to drive increased consumer appetite, tariffs could contribute to inflation and limit interest rate reductions, management continues to monitor the risk of defaults and will adjust guarantee liability based on available information, and litigation challenging the Mergers may delay or prevent completion.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include, but are not limited to, the following: our manufacturing operations are conducted in a single location, and to support our operations, several of our suppliers have also established facilities close to our manufacturing facility to provide timely delivery of fabricated components to us; as a result, catastrophic weather, civil unrest or other unanticipated events beyond our control may disrupt both our and our suppliers’ ability to conduct manufacturing operations or transport our finished boats to our dealer network, and we do not own or have access to alternate manufacturing locations, economic conditions, unavailability of credit and possible decreases in the level of consumer confidence impacting discretionary spending, business interruptions due to adverse weather conditions, increased interest rates, increased fuel costs, unanticipated changes in consumer demand and preferences, deterioration in the quality of Marine Products’ network of independent boat dealers or availability of financing of their inventory, or in our relationships with them, continued lowering of consumer demand whether due to further increases to interest rates, overall impairment to the national and global economies, or because our designs fail to match evolving customer tastes and needs, the possibility that our strategy to increase sales in response to changing market conditions may not achieve the success we anticipate; our ability to further raise prices in the future may be limited, the ongoing conflict involving Iran, the blockage of the Strait of Hormuz and resulting elevated oil prices could materially adversely affect our business, financial condition and results of operations, Marine Products relies upon third-party dealer floor plan lenders which provide financing to its network of independent dealers, interest rates and fuel prices affect Marine Products' sales, Marine Products' dependence on its network of independent boat dealers may affect its operating results and sales, Marine Products' financial condition and operating results may be adversely affected by boat dealer defaults, Marine Products' sales are affected by weather conditions, which may involve long-term impact from global warming, Marine Products encounters intense competition which affects our sales and profits, because Marine Products relies on third-party suppliers, Marine Products may be unable to obtain adequate raw materials, engines and components at reasonable prices or at all, which could increase our working capital requirements and adversely affect sales and profit margins, increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance (ESG) practices may affect our business, may create additional costs for us, or expose us to related risks, Marine Products purchases materials and components for boat production, as well as conducts business internationally; these aspects of our business could be affected by tariffs in that higher tariffs could increase materials costs and/or result in higher inflation, which typically results in higher interest rates that could translate into an increased cost of boat ownership, causing prospective buyers to choose to forego or delay boat purchases, and in addition, the higher prices of materials caused by tariffs would increase the costs of manufacturing our products, and could negatively affect our profit margins, Marine Products has potential liability for personal injury and property damage claims, if Marine Products is unable to comply with environmental and other regulatory requirements, its business may be

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

exposed to liability and fines, Marine Products' success will depend on its key personnel, and the loss of any key personnel may affect its powerboat sales, Marine Products' ability to attract and retain qualified employees is crucial to its results of operations and future growth, Marine Products' executive officers, directors and their affiliates together have a substantial ownership interest, and public stockholders may have no effective voice in Marine Products' management and the availability of Marine Products' common stock to the investing public may be limited, the controlling group could take actions that could negatively impact our results of operations, financial condition or stock price, provisions in Marine Products' certificate of incorporation and bylaws may inhibit a takeover of Marine Products, our operations rely on digital systems and processes that are subject to cyber-attacks or other threats that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition, risks related to artificial intelligence, increased usage of artificial intelligence and machine learning technologies could expose us to operational, safety, cybersecurity, legal and reputational risks and could adversely affect our ability to compete, our operating results and our cash flows, Marine Products' stock price has been volatile, the number of shares of MasterCraft common stock issuable in the First Merger in respect of one share of our common stock is fixed and will not be adjusted, failure to complete the Mergers, or a delay in the completion of the Mergers, could negatively impact our business, results of operations, financial condition, and stock price, uncertainties associated with the Mergers may cause a loss of key employees at either of the Company or MasterCraft, which could adversely affect the future business and operations of the combined company following the Mergers, current holders of our common stock will have a significantly reduced ownership and voting interest in the combined company after the Mergers and will therefore have less voting influence over the combined company, litigation against us or MasterCraft, or the members of our or MasterCraft's board of directors, could prevent or delay the completion of the Mergers, the Merger Agreement limits our ability to pursue alternatives to the Mergers and may discourage other companies from trying to acquire us, if the Mergers are consummated, the combined company may not perform as we or the market expects and may fail to realize the projected benefits and cost savings of the Mergers, which could adversely affect the value of MasterCraft common stock, which our current stockholders will own following the completion of the Mergers, if the Mergers were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, the Company's stockholders may be required to pay additional U.S. federal income taxes, and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in Marine Products’ Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025 and in Item 1A of Part II of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2026, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2026 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the first quarter of 2026 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Marine Products is involved in litigation from time to time in the ordinary course of its business. Marine Products does not believe that the outcome of such litigation will have a material effect on the financial position, results of operations or liquidity of Marine Products.

Item 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The ongoing conflict involving Iran, the blockage of the Strait of Hormuz and resulting elevated oil prices could materially adversely affect our business, financial condition and results of operations

We are currently experiencing an armed conflict involving Iran in the Middle East, an actual blockage of the Strait of Hormuz and elevated global oil prices, any of which, and especially all of which together, could materially adversely affect our business, financial condition and results of operations. The Strait of Hormuz, a critical transit point for a significant portion of the world’s crude oil supply, is presently blocked, and global oil markets have reacted with oil prices at recent highs. These conditions have led, and may continue to lead, to significant increases in fuel prices for our dealers and retail customers. Elevated and volatile fuel costs can negatively impact demand for our products by increasing the overall cost of boat ownership and use, reducing discretionary spending on recreational boating and causing consumers to delay or forego purchases or upgrades. Higher fuel prices may also reduce utilization of existing boats, which can negatively affect dealer profitability, dealer inventory decisions and trade-in activity, thereby adversely impacting our sales volumes and pricing.

In addition, the current conflict involving Iran and related geopolitical instability are contributing to broader commodity and supply chain disruptions that increase our product costs. Many of the raw materials, components and finished goods used in our manufacturing operations, including resins, fiberglass, foam, metals, electronic components and propulsion systems, are sensitive to changes in energy and transportation costs, as well as to global shipping capacity and routing. The actual closure and blockage of the Strait of Hormuz have increased, and may continue to increase, shipping transit times, freight rates and insurance costs for us and our suppliers, including on routes that do not directly transit the Strait, due to knock-on effects on global logistics networks. These conditions may result in higher input costs, parts shortages, delivery delays and reduced production efficiency. Although we may attempt to mitigate these impacts through pricing actions, alternative sourcing or adjustments to production, there can be no assurance that we will be able to fully offset higher costs or maintain our margins without adversely affecting demand. If the current blockage of the Strait of Hormuz and related oil price increases persist or worsen, our business, financial condition and results of operations could be materially adversely affected.

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

					Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
	Total			Purchased as	Shares (or Units)
	Number of		Average	Part of Publicly	that May Yet Be
	Shares		Price Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs	Programs (1)
January 1, 2026 to January 31, 2026	135,610	(2)	$9.48	—	1,570,428
February 1, 2026 to February 28, 2026	459	(2)	9.43	—	1,570,428
March 1, 2026 to March 31, 2026	5,792	(2)	7.89	—	1,570,428
Totals	141,861		$9.41	—	1,570,428
(1)	The Company's Board of Directors announced a stock buyback program on April 25, 2001 authorizing the repurchase of 2,250,000 shares in the open market and another on March 14, 2005 authorizing the repurchase of an additional 3,000,000 shares. On January 22, 2008, the Board of Directors authorized an additional 3,000,000 shares that the Company may repurchase. During the first quarter of 2026, there were no shares repurchased in the open market under this program and there are 1,570,428 shares that remain available for repurchase. The program does not have a predetermined expiration date.
(2)	Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.2	Amended and Restated By-laws of Marine Products Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on October 30, 2025.

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

10.2	Transaction Bonuses approved March 12, 2026.

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

MARINE PRODUCTS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE PRODUCTS CORPORATION

Date: May 8, 2026	/s/ Ben M. Palmer
Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Michael L. Schmit
Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)